Form 10-Q
period 1996-06-30
EXACTECH INC
filed 1996-08-07
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

                         Commission File Number 0-28240


                                 EXACTECH, INC.
             (Exact name of registrant as specified in its charter)

        FLORIDA                                      59-2603930
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                               4613 NW 6TH STREET
                                 GAINESVILLE, FL
                                      32609
                    (Address of principal executive offices)

                                 (352) 377-1140
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                  Outstanding at August 5, 1996
Common Stock, $.01 par value                               4,829,058


                                 EXACTECH, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

        CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND JUNE 30, 1996          2

        CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND SIX MONTH            4
          PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1996

        CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                      5
          FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996

        CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED          6
          JUNE 30, 1995 AND JUNE 30, 1996

        NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH         7
          PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1996


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     11
        CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      17

    SIGNATURES                                                                     18

ITEM 1.  FINANCIAL STATEMENTS


                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    December 31,   June 30,
                                                        1995         1996
                                                   ------------   ------------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                        $  201,979    $  5,172,940
   Short-Term Investments                                    0       3,134,684
   Trade receivables                                 1,802,129       2,143,328
   Prepaid expenses and other assets                    84,670         373,603
   Inventories                                       6,322,355       6,105,189
                                                   ------------   ------------
      Total Current Assets                           8,411,133      16,929,744

 PROPERTY AND EQUIPMENT
   Machinery and equipment                           2,504,130       3,597,889
   Furniture and fixtures                              101,137         101,137
                                                   ------------   ------------
      Total                                          2,605,267       3,699,026
   Accumulated depreciation                           (881,747)     (1,106,172)

                                                   ------------   ------------
      Net property and equipment                     1,723,520       2,592,854


 OTHER ASSETS
   Land held for future use                            263,301         263,301
   Investment in Subsidiary                             67,987          89,802
   Deferred financing costs, net                        56,152          14,064
   Deferred stock issuance costs                        10,000               0
   Advances and deposits                                 2,442           2,442
   Patents and trademarks (net of amortization)         86,215          87,482

                                                   ------------   ------------
      Total Other Assets                               486,097         457,091

                                                   ------------   ------------
TOTAL ASSETS                                       $10,620,750    $ 19,979,689
                                                   ============   ============



                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                         December 31,    June 30,
                                                            1995           1996
                                                         ------------  ------------
LIABILITIES AND EQUITY
 Current Liabilities
   Accounts payable                                     $ 1,439,598    $   911,220
   Borrowings under line of credit                        1,844,266              0
   Income taxes payable                                     275,991        106,027
   Current portion of long-term debt and leases             266,389        282,362
   Commissions payable                                      351,431        355,551
   Royalties payable                                        232,735        267,809
   Other liabilities                                         65,964         86,311
                                                         ------------  ------------
      Total Current Liabilities                           4,476,374      2,009,280

 Deferred income taxes                                      213,796        213,800
 Long-term debt and capital lease-net of current portion  1,002,309         20,550
 Subordinated debentures-related parties                    550,000        100,000
 Subordinated debentures-other                              210,000        160,000

                                                         ------------  ------------
      Total Liabilities                                   6,452,479      2,503,630


 Mandatorily Redeemable Preferred Stock:
   Series A preferred stock                                 136,220              0
   Series C preferred stock                                  50,000              0
 Nonredeemable Preferred Stock:
   Series B preferred stock                                 105,000              0

 COMMON SHAREHOLDERS' EQUITY:
   Common stock                                              29,539         48,291
   Additional paid in capital                             1,676,383     14,586,812
   Retained earnings                                      2,171,129      2,840,956

                                                         ------------  ------------
      Total Common Shareholders' Equity                   3,877,051     17,476,059

                                                         ------------  ------------
 TOTAL LIABILITIES AND EQUITY                            $10,620,750   $19,979,689
                                                         ============  ============


                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                            THREE MONTH PERIOD                      SIX MONTH PERIOD
                                              ENDED JUNE 30,                         ENDED JUNE 30,
                                           1995               1996                 1995            1996
                                       -----------       -----------           ----------      -----------
NET SALES                              $ 2,109,045       $ 3,400,233           $3,797,526      $ 6,823,862

COST OF GOODS SOLD                         711,803          1,216,20            1,157,387        2,483,539
                                       -----------       -----------           ----------      -----------
Gross profit                             1,397,242         2,184,026            2,640,139        4,340,323

OPERATING EXPENSES:
   Sales and marketing                     546,424           794,283            1,040,761        1,631,492
   General and administrative              251,651           292,509              491,689          565,785
   Research and development                180,341           171,471              368,011          332,525
   Depreciation and amortization            75,346           112,895              146,432          228,970
   Royalties                                34,191           138,034               54,676          282,230
                                       -----------       -----------           ----------      -----------
          Total operating expenses       1,087,953         1,509,192            2,101,569        3,041,002
                                       -----------       -----------           ----------      -----------

INCOME FROM OPERATIONS                     309,289           674,834              538,570        1,299,321

OTHER INCOME (EXPENSE)
   Interest income (expense)               (68,666)          (66,270)            (110,250)        (170,399)
   Equity in net loss of subsidiary              0           (14,199)                   0          (32,199)
                                       -----------       -----------           ----------      -----------
INCOME BEFORE TAXES                        240,623           594,365              428,320        1,096,743

PROVISION FOR INCOME TAXES                  91,437           225,859              162,762          416,762
                                       -----------       -----------           ----------      -----------
NET INCOME AFTER TAXES                     149,186           368,506              265,558          679,981

PREFERRED STOCK DIVIDENDS                    4,825             4,330                9,649           10,154
                                       -----------       -----------           ----------      -----------
NET INCOME AVAILABLE TO                $   144,361         $ 364,176           $  255,909      $   669,827
   COMMON SHAREHOLDERS                 ===========       ===========           ==========      ===========

NET INCOME PER COMMON AND              $      0.05       $      0.10           $     0.08      $      0.20
   COMMON SHARE EQUIVALENT             ===========       ===========           ==========      ===========

WEIGHTED AVERAGE COMMON                  3,032,733         3,677,959            3,027,074        3,355,103
   AND COMMON SHARE
   EQUIVALENTS OUTSTANDING


                                 EXACTECH, INC.
         CONDENSED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                                 TOTAL
                                                                           ADDITIONAL                            COMMON
                                                 COMMON STOCK                PAID-IN          RETAINED        SHAREHOLDER'S
                                            SHARES          AMOUNT           CAPITAL          EARNINGS           EQUITY
                                          ------------    ---------       -----------       -----------       -------------
BALANCE, DECEMBER 31, 1995                 2,953,903      $  29,539       $ 1,676,383       $ 2,171,129        $ 3,877,051

 Issuance of common stock                  1,874,405         18,744        14,966,518                           14,985,262
 Dividends on preferred stock                                                                   (10,154)           (10,154)
 Exercise of stock options                       750              8             4,992                                5,000
 Exercise of warrants                                                             100                                  100
 Stock issuance costs                                                      (2,061,181)                           2,061,181)
 Net income                                                                                     679,981            679,981
                                          ------------    ---------       -----------       -----------       ------------
BALANCE, JUNE 30, 1996                     4,829,058      $  48,291       $14,586,812       $ 2,840,956       $ 17,476,059
                                          ============    =========       ===========       ===========       ============

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 SIX MONTH PERIOD ENDED JUNE 30,
                                                       1995          1996
                                                 --------------   --------------
OPERATING ACTIVITIES:
 Net Income                                         $   265,558   $  679,981
 Adjustments to reconcile net income to net
   cash used in operating activities
   Depreciation and amortization                       146,432       228,970
   Equity in net loss of subsidiary                          0        32,199
   Deferred income taxes                                     0             0
   Decrease (increase) trade receivables              (633,968)     (341,199)
   Decrease (increase) Inventories                    (890,986)      217,166
   Decrease (increase) in other prepaids and assets   (118,300)     (246,845)
   (Decrease) increase in income taxes payable         158,143      (169,964)
   (Decrease) increase in accounts payable             250,272      (528,378)
   Increase in other liabilities                       182,150        59,541
                                                 --------------   --------------
      Net cash (used in) operating activities         (640,699)      (68,530)
                                                 --------------   --------------


INVESTING ACTIVITIES:
 Purchases of property and equipment, net             (375,091)   (1,093,759)
 Purchases of short-term investments                         0    (3,134,684)
 Investment in subsidiary                                    0       (54,014)
 Cost of patents and trademarks                        (24,525)       (5,805)
                                                 --------------   --------------
      Net cash (used in) investing activities         (399,616)   (4,288,262)
                                                 --------------   --------------


FINANCING ACTIVITIES:
 Proceeds (repayments) under line of credit            600,000    (1,844,266)
 Proceeds from issuance of debt                         32,793       284,763
 Principal payments on debt                           (101,086)   (1,250,549)
 Proceeds (repayments) of subordinated debentures      310,000      (450,000)
 Net proceeds from issuance of common stock            104,400    14,725,100
 Payment of debt issuance costs                        (30,851)            0
 Payment of offering costs                                   0    (2,051,181)
 Preferred dividends paid                               (9,649)      (10,154)
 Proceeds (repayments) of preferred stock               50,000       (75,960)
                                                 --------------   --------------
      Net cash provided by financing activities        955,607     9,327,753
                                                 --------------   --------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (84,708)    4,970,961

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD        267,416       201,979
                                                 --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   182,708  $  5,172,940
                                                 --------------   --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                        $   110,529  $    185,313
   Income taxes                                         41,917       588,323
 Noncash investing and financing activities:
   Conversion of subordinated debt to common stock                    50,000
   Conversion of preferred stock to common stock                     215,260
   Financing of insurance premiums                      92,690       296,106

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Prospectus of Exactech, Inc. (the "Company") dated May 30, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date and is condensed.

        All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the six month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  INVESTMENT SECURITIES

        The Company invests its excess funds in various high-quality and low-risk investment securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Securities not classified as held to maturity or trading are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholder's equity until realized.


        No investments are held for trading purposes or are available for sale. Short-term investments consist of U.S. Treasury Notes with maturities ranging from June 30, 1997 to July 15, 1997 and yielding from 5.57% to 5.75%. The fair value of such investments approximated the carrying value at June 30, 1996.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

3.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                    DECEMBER 31,    JUNE 30,
                                                                     1995         1996
                                                                 ------------   ----------
        $1,250,000 term loan payable in monthly installments      $1,145,833     $      -
        of $20,833 plus interest at a variable rate (8.8% as of
        December 31, 1995) through August, 1999

        $98,000 term loan payable in monthly installments             91,521      88,539
        of $1,208 including monthly interest at prime plus
        1% (9.50% at December 31, 1995) through September 1999

        Capitalized lease obligation payable in monthly installments  26,473      24,937
        of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $27,000 as of December
        31, 1995

        Capitalized lease obligation payable in monthly installments of $643 through August, 1996, collateralized by equipment
        with a carrying value of approximately $7,000 as of
        December 31, 1995                                              4,871         747

        Notes payable to finance company bearing interest
        at 7.43% payable in monthly installments through
        February 1997; proceeds used to finance insurance policies               188,689
                                                                   ---------    ---------
               Total long-term debt and capital obligations        1,268,698       302,912
        Less current portion                                        (266,389)    (282,362)
                                                                   ---------    ----------
                                                                  $1,002,309    $  20,550
                                                                  ==========    =========

        The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of June 30, 1996:

                                                      TOTAL     CAPITAL LEASE
                                                       DEBT       OBLIGATIONS

1996............................................   $ 277,228        4,413
1997............................................       -            7,333
1998............................................       -            7,333
1999............................................       -            7,333
2000............................................       -            7,333
       Total ...................................   $ 277,228        4,278
                                                   =========       -------
                                                                   30,690

Less interest on capital lease obligations ......................  (5,006)
                                                                   -------
                                                                   $25,684
                                                                   =======

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

3.  DEBT-(CONTINUED)

LINE OF CREDIT

        The Company repaid the line of credit to Merrill Lynch Business Financial Services, Inc. during June 1996, with the proceeds of its initial public offering described in Note 5 below. The Company has negotiated a loan agreement with Merrill Lynch Business Financial Services which provides for a $3,000,000 line of credit and removed William Petty and Betty Petty, executive officers and principal shareholders of the Company as personal guarantors.

SUBORDINATED DEBENTURES

     The Company redeemed $450,000 in principal amount of its 8% Subordinated Debentures held by Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company, during June 1996. In addition, during June 1996; the Company converted to common stock $50,000 in principal amount of its 10% Subordinated Convertible Debentures ("10% Debentures"). The remaining $260,000 in principal amount of the 10% Debentures are payable in full three years from the date of issuance thereof. Interest on the 10% Debentures accrues at the rate of 10% per annum and is payable quarterly. As a result of the consummation by the Company of its initial public offering in June 1996, the 10% Debentures are redeemable, at the option of the holders thereof until November 30, 1996, at a redemption price equal to the outstanding principal amount thereof. The 10% Debentures are also convertible, at the option of the holders thereof, until November 30, 1996, into shares of common stock at a conversion rate per share equal to $7.33.


4.  RELATED PARTY TRANSACTIONS

     Effective as of the consummation of the Company's initial public offering in June 1996, the Company issued options to purchase 20,000 shares of common stock at $8.00 per share to R. Wynn Kearney, Jr. MD, a director of the company. The options vest over a period of four years and are valid for a period of ten years.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

5.  COMMON SHAREHOLDER'S EQUITY

COMMON STOCK

     In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,840,000 shares of its common stock at an initial offering price of $8.00 per share, yielding gross proceeds of $14,720,000. Net proceeds to the Company as a result of the IPO were $12,658,819 after deduction of underwriting, legal, accounting and other offering related expenses in the aggregate of $2,061,181. Upon consummation of the IPO, $50,000 of subordinated debt was converted to 6,250 shares of common stock. Preferred stock totaling $215,200 was converted into 26,900 shares of common stock.


OPTIONS AND STOCK AWARDS:

     The Company sponsors an Employee Stock Option and Incentive Plan which provides for the issuance of stock options and restricted stock awards to key employees and a Director's Stock Option Plan which provides for the issuance of stock options to non-employee directors (collectively the "Plans"). The Company also issues stock options to sales agents and other individuals. The maximum number of common shares issuable under the Plans is 600,000 shares. A summary of stock option activity follows:

                                         NUMBER OF         OPTION         NUMBER OF
                                          SHARES           PRICE           SHARES
                                       UNDER OPTION      PER SHARE       EXERCISABLE
Outstanding at December 31, 1995         225,386         2.30- 6.67       104,167
                                         -------       -------------
 Granted                                 311,200          8.00-8.80
 Exercised                                  (750)              6.67
 Expired                                  (1,137)        3.28- 6.67
                                         ---------     -------------

Outstanding at June 30, 1996             534,699       $2.30 - 8.80       135,956
                                         =======       ============


The remaining nonexercisable options as of June 30, 1996 become exercisable as follows:

1996                                                                 27,851
1997                                                                 95,466
1998                                                                 85,227
1999                                                                 82,717
2000                                                                 82,042
2001                                                                 25,440
                                                                   --------
                                                                    398,743

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Managements's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Prospectus dated May 30, 1996.

     The Company develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians. Sales of hip implant products historically accounted for most of the Company's revenues and profits; however, since 1995, sales of knee implant products have accounted for an increasing portion of its revenues and profits. The Company anticipates that sales of knee implant products will continue to account for an increasing portion of its revenues and profits.

     The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                                        SIX MONTHS ENDED
                                    ---------------------------------------------------------
                                           JUNE 30, 1995                    JUNE 30, 1996
HIP PRODUCTS                          UNITS        $      %             UNITS       $        %
                                    -------------------------          -------------------------
  Cemented                            2,710     1,345   35.4%          2,608     1,169    17.1%
  Porous Coated                       2,217       987   26.0%          2,792       992    14.5%
  Bipolar Prosthesis                    432       234    6.2%            391       221     3.2%
                                    -------------------------          -------------------------
Total Hip Products                    5,359     2,566   67.6%          5,791     2,382    34.9%

KNEE PRODUCTS
  Cemented Cruciate Sparing             999       638   16.8%          4,521     2,120    31.1%
  Cemented Posterior Stabilized         164       151    4.0%          1,652       808    11.8%
  Porous Coated                         188       231    6.1%            742       922    13.5%
                                    -------------------------          -------------------------
Total Knee Products                   1,351     1,020   26.9%          6,915     3,850    56.4%

Instrument Sales and Rental                       190    5.0%                      556     8.1%
Miscellaneous                                      22    0.6%                       36     0.5%

                                                =============                    ===============
TOTAL                                           3,798  100.0%                    6,824   100.0%

                                                        THREE MONTHS ENDED
                                    ---------------------------------------------------------
                                           JUNE 30, 1995                    JUNE 30, 1996

HIP PRODUCTS                          UNITS        $      %             UNITS       $        %
                                    -------------------------          -------------------------
  Cemented                            1,258     1,345   35.4%          1,474       613    18.0%
  Porous Coated                       1,133       987   26.0%          1,399       440    12.9%
  Bipolar Prosthesis                    226       234    6.2%            210       120     3.5%
                                    -------------------------          -------------------------
Total Hip Products                    2,617     2,566   67.6%          3,083     1,173    34.5%

KNEE PRODUCTS
  Cemented Cruciate Sparing             732       441   20.9%          2,289     1,106    32.5%
  Cemented Posterior Stabilized         158       147    7.0%            782       399    11.7%
  Porous Coated                         134       126    6.0%            374       444    113.7
                                    -------------------------          -------------------------
Total Knee Products                   1,024       714   33.9%          3,445     1,949     57.3%

Instrument Sales and Rental                       155    7.3%                      256      7.5%
Miscellaneous                                      11    0.5%                       22      0.6%

                                                =============                    ===============
TOTAL                                           2,109  100.0%                    3,400    100.0%


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Net sales increased by $1,291,188, or 61%, to $3,400,233 in the quarter ended June 30, 1996, from $2,109,045 in the quarter ended June 30, 1995. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products and increased sales of knee instrument sets to international distributors. Sales of knee implant products increased by 236% on a unit basis and by 173% on a dollar basis from the quarter ended June 30, 1995 to the quarter ended June 30, 1996, resulting from commencement of full-scale marketing of the Optetrak /registered mark/ knee system. Knee system instrument sales and rentals increased to approximately $213,000 in the quarter ended June 30, 1996, from $136,000 in the quarter ended June 30, 1995. Sales of hip implant products increased by 17.8% on a unit basis and decreased by 4.6% on a dollar basis from the quarter ended June 30, 1995, to the quarter ended June 30, 1996. Sales of MCS /registered mark/ porous coated hip implant products increased by 23.5% on a unit basis and decreased by 10.2% on a dollar basis. Sales of cemented hip implant products increased by 17.2% on a unit basis and decreased by 0.5% on a dollar basis.

     These average selling price reductions are the result of increased unit sales of lower priced products. Specifically, the MCS /registered mark/ products unit increase of 23.5% is primarily the result of a 69.2% increase in sales of the MCS/registered mark/ screw which is a lower priced product as compared to other MCS /registered mark / components. Similarly, the cemented product group unit increase of 17.2% and dollar decrease of 0.5% is a direct result of the shift in product mix to the lower priced Opteon/registered mark/ medium demand stem. Sales of the Opteon /registered mark/ stem increased by 36.1% on a unit basis while sales of the high demand cemented stem decreased by 22.1% . The list price for the Opteon /registered mark/ stem is $999 and the list price for the high demand cemented stem is $1,695. Therefore, the average selling price of total cemented hip implants declined.

     Gross profit increased by $786,784, or 56.3%, to $2,184,026 in the quarter ended June 30, 1996, from $1,397,242 in the quarter ended June 30, 1995. As a percentage of sales, gross profit decreased to 64.2% in the quarter ended June 30, 1996, from 66.2% in the quarter ended June 30, 1995. The decrease was primarily the result of an increased mix of international sales, instrument sales and Opteon /registered mark/ stem sales at lower margins.

     Total operating expenses increased by $421,239, or 38.7%, to $1,509,192 in the quarter ended June 30, 1996, from $1,087,953 in the quarter ended June 30, 1995. Sales and marketing expense, the largest component of total operating expenses, increased by $247,859, or 45.4%, to $794,283 in the quarter ended June 30, 1996, from $546,424 in the quarter ended June 30, 1995. Sales and marketing expenses declined as a percentage of sales to 23.4% in the quarter ended June 30, 1996, from 25.9% in the quarter ended June 30, 1995. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The remaining fixed component of these expenses was spread over a larger sales volume in the quarter ended June 30, 1996, resulting in sales and marketing expenses constituting a lower percentage of sales.

     General and administrative expenses increased by $40,858, or 16.2%, to $292,509 in the quarter ended June 30, 1996, from $251,651 in the quarter ended June 30, 1995. Total general and administrative expenses increased primarily as a result of additional product liability insurance costs directly relating to the increase in sales. As a percentage of sales, general and administrative expenses decreased to 8.6% in the quarter ended June 30, 1996, from 11.9% in the quarter ended June 30, 1995.

     Research and development expenses decreased by $8,870, or 4.9%, to $171,471 in the quarter ended June 30, 1996, from $180,341 in the quarter ended June 30, 1995, primarily as a result of reduced product testing costs due to the completion of testing of the Optetrak /registered mark/ knee system. The
Company expects actual research and development expenses to increase for the full year of 1996 as compared to 1995, due to development expenses associated with the revision knee and revision hip systems. Research and development expenses were 5.0% and 8.5% of sales in the quarters ended June 30, 1996 and 1995, respectively.

     Depreciation and amortization increased to $112,895 in the quarter ended June 30, 1996, from $75,346 in the quarter ended June 30, 1995, as a result of the continued investment in knee and hip system instrumentation. The Company capitalizes hip and knee instruments that are provided to its domestic sales agencies. During the first six months of 1996, $1,015,859 of such instruments were capitalized, resulting in the increase in depreciation and amortization expenses.

     Royalty expenses increased by $103,843 to $138,034 in the quarter ended June 30, 1996, from $34,191 in the quarter ended June 30, 1995, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.1% and 1.6% in the quarters ended June 30, 1996 and 1995, respectively.

     The Company's income from operations increased by $365,545, or 118.2%, to $674,834 in the quarter ended June 30, 1996, from $309,289 in the quarter ended June 30, 1995. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

     Interest expense, net of interest income, decreased to $66,270 in the quarter ended June 30, 1996, from $68,666 in the quarter ended June 30, 1995, as a result of the reduction in outstanding indebtedness during the current quarter. Interest expense of $103,247 for the quarter ended June 30, 1996, was offset by $36,976 of interest income as the proceeds of the Company's initial public offering consummated in June 1996 were invested in short-term commercial paper and government backed securities.

     In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. The investment is accounted for by the equity method. Included in other expense in the quarter ended June 30, 1996 is the Company's equity share in the net loss of such subsidiary in the amount of $14,199.

     Income before provision for income taxes increased by $353,742, or 147%, to $594,365 in the quarter ended June 30, 1996, from $240,623 in the quarter ended June 30, 1995. The provision for income taxes was $225,859 in the quarter ended June 30, 1996, compared to $91,437 in the quarter ended June 30, 1995. The increase resulted from the increase in income before provision for income taxes.

     Preferred stock dividends for the quarter ended June 30, 1996 decreased to $4,330 from $4,825 in the quarter ended June 30, 1995. All outstanding shares of preferred stock were either converted to common stock or redeemed by the end of the current quarter.

     As a result, the Company had net income of $364,176 in the quarter ended June 30, 1996, compared to $144,361 in the quarter ended June 30, 1995, a 152.3% increase.


SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Net sales increased by $3,026,336, or 80%, to $6,823,862 in the six months ended June 30, 1996, from $3,797,526 in the six months ended June 30, 1995. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 412% on a unit basis and by 277% on a dollar basis from the six months ended June 30, 1995, to the six months ended June 30, 1996, resulting from the commencement of full-scale marketing of the Optetrak /registered mark/ knee system. Sales of hip implant products increased by 8.1% on a unit basis and decreased by 7.1% on a dollar basis from the six months ended June 30, 1995, to the six months ended June 30, 1996. As discussed above in the quarterly comparison, these average selling price reductions in the hip system are the result of increased unit sales of lower priced products including the MCS /registered mark/ screw and the Opteon /registered mark/ medium demand stem. Hip and knee instrument sales and rentals increased to $555,567 in the six months ended June 30, 1996, from $189,955 in the six months ended June 30, 1995 as international knee instrument sales increased.


     Gross profit increased by $1,700,184, or 64.4%, to $4,340,323 in the six months ended June 30, 1996, from $2,640,139 in the six months ended June 30, 1995. As a percentage of sales, gross profit decreased to 63.6% in the six months ended June 30, 1996, from 69.5% in the six months ended June 30, 1995. The decrease was primarily the result of an increased mix of international sales, instrument sales and Opteon /registered mark/ stem sales at lower margins.

     Total operating expenses increased by $939,433, or 44.7%, to $3,041,002 in the six months ended June 30, 1996, from $2,101,569 in the six months ended June 30, 1995. Operating expenses decreased as a percentage of sales in the six months ended June 30, 1996, to 44.6% from 55.3% in the six months ended June 30, 1995. Sales and marketing expenses increased by $590,731, or 56.8%, to $1,631,492 in the six months ended June 30,

1996, from $1,040,761 in the six months ended June 30, 1995. General and administrative expenses increased by $74,096, or 15.1%, to $565,785 in the six months ended June 30, 1996, from $491,689 in the six months ended June 30, 1995. Total general and administrative expenses increased during the most recent six month period as compared to the prior period primarily as a result of additional product liability insurance expense resulting from increased sales and expenses relating to the hiring of additional staff.

     Depreciation and amortization increased to $228,970 in the six months ended June 30, 1996, from $146,432 in the six months ended June 30, 1995. Royalty expenses increased by $227,554, to $282,230 in the six months ended June 30, 1996, from $54,676 in the six months ended June 30, 1995, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.1% and 1.4% in the six month periods ended June 30, 1996 and 1995, respectively.

     The Company's income from operations increased by $760,751, or 141.3%, to $1,299,321 in the six months ended June 30, 1996, from $538,570 in the six months ended June 30, 1995. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

     Interest expense, net of interest income, increased to $170,379 in the six months ended June 30, 1996, from $110,250 in the six months ended June 30, 1995, as the average indebtedness for the most recent six months was significantly higher. Included in other expense for the six months ended June 30, 1996, is the Company's equity share in the net loss of Techmed in the amount of $32,199.

     Income before provision for income taxes increased by $668,423, or 56.1%, to $1,096,743 in the six months ended June 30, 1996, from $428,320 in the six months ended June 30, 1995. The provision for income taxes was $416,762 in the six months ended June 30, 1996, compared to $162,762 in the six months ended June 30, 1995.

     Preferred stock dividends for the six months ended June 30, 1996, increased to $10,154 from $9,649 in the six months ended June 30, 1995.

     As a result, the Company had net income of $669,827 in the six months ended June 30, 1996, compared to $255,909 in the six months ended June 30, 1995, a 161.7% increase.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 1996, the Company had working capital of $14,920,464 compared to $3,934,759 at December 31, 1995. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 1996 increased to $5,172,940 from $182,708 at June 30, 1995. In June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock resulting in net proceeds to the Company of $12,658,819 after deduction of underwriting, legal, accounting and other offering related expenses. The significant increase in working capital is primarily the result of the proceeds from the IPO. The proceeds of the IPO have been used to date to repay outstanding debt and increase investment in product inventory and instrumentation. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next twelve months.

OPERATING ACTIVITIES

     The Company used net cash in operating activities of $68,530 in the six months ended June 30, 1996 compared to $640,699 in the six months ended June 30, 1995. The primary reason for the change was the $217,166 decrease in inventory that occurred in the first six months of 1996 as compared to the $890,986 increase in inventory that occurred in the first six months of 1995. Another factor resulting in less cash being used in operating activities for the six month period ended June 30, 1996 was reduced growth in trade receivables. Cash required as a result of the increase in trade receivables was $341,199, for the first six months of 1996, as compared to $633,968, for the first six months of 1995.

FINANCING ACTIVITIES

     The Company had entered into a loan agreement with Merrill Lynch Business Financial Services, Inc. (the "Lender") which provided for a term loan in the amount of $1,250,000 and a $3,000,000 line of credit which expired in June 1996. In June 1996, the Company used a portion of the net proceeds of the IPO to repay the $1,047,825 outstanding under the term loan and the $2,826,712 outstanding balance under the line of credit in full. William Petty and Betty Petty, executive officers and principal shareholders of the Company, had personally guaranteed the repayment of the Company's obligations under the loan agreement with the Lender. The Company has negotiated a new loan agreement with the Lender providing for a $3,000,000 line of credit and the elimination of the personal guarantees of William Petty and Betty Petty.

     The Company also has a term loan with a lender secured by certain of the Company's real property. At June 30, 1996, $88,539 was outstanding under the term loan. The term loan bears interest at the prime rate plus 1% per annum and is payable in monthly installments of principal and interest through September 1999. The Company intends to repay this term loan in full during the next quarter.

     The Company had issued an aggregate of $500,000 in principal amount of its 8% Subordinated Debentures (the "8% Debentures) to Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company, of which $450,000 was outstanding at March 31, 1996. Interest on the 8% Debentures accrued at the rate of 8% per annum and was payable quarterly. The Company redeemed the 8% Debentures in full on June 19, 1996, at a redemption price equal to the outstanding principal amount thereof. In connection with the issuance of the 8% Debentures, the Company issued to the holders thereof warrants (the "Debenture Warrants") to purchase 32,194 shares of Common Stock at an exercise price per share equal to $6.00 (75% of the initial public offering price of the Common Stock-$8.00). The Debenture Warrants are exercisable during the three-year period commencing on the date of the IPO (June 4, 1996). In addition, in April and May 1995, the Company issued an aggregate of $310,000 in principal amount of its 10% Subordinated Convertible Debentures (the "10% Debentures"), of which $100,000 was issued to Alan Chervitz, a shareholder of the Company. The 10% Debentures are payable in full three years from the date of issuance thereof. Interest on the 10% Debentures accrues at the rate of 10% per annum and is payable quarterly. As a result of the IPO, the 10% Debentures are redeemable, at the option of the holders thereof until November 30, 1996, at a redemption price equal to the outstanding principal amount thereof. The 10% Debentures are also convertible, at the option of the holders thereof, until November 30, 1996, into shares of common stock at a conversion rate per share equal to $7.33. In April 1996, the holders of $50,000 of the 10% Debentures elected to convert such debentures into shares of Common Stock at the then conversion rate of $6.67 per share.

        Net cash provided by financing activities increased from $955,607 in the first six months of 1995, to $9,327,753 in the first six months of 1996. The primary reason for the increase in cash provided by financing activities was the net proceeds derived from the Company's IPO.

INVESTING ACTIVITIES

     The Company has invested the remaining proceeds of the IPO in short-term investments. As of June 30, 1996, $2,959,650 was invested in 90 day commercial paper rated A1/P1 with a maturity date of September 19, 1996, yielding 5.38%, $3,129,305 was invested in United States Treasury Notes with maturities ranging from June 30,1997 through July 30, 1997 and yielding from 5.57% to 5.75%,and $1,990,069 was invested in Merrill

Lynch's Institutional Investment Fund comprised of commercial paper and government backed securities with a current yield of 5.16%. During the first six months of 1996, net cash used in investing activities increased significantly as compared to the first six months of 1995, from $399,616 to $4,288,262. This increase was primarily due to the increased investment in knee instruments and the purchase of short term investments of $3,134,684 during the first six months of 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
     Not Applicable

Item 2. Changes in Securities
     Not Applicable

Item 3. Defaults Upon Senior Securities
     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Pursuant to a Written Consent of the Board of Directors and shareholders of the Company, dated April 26, 1996, the holders of a majority of the outstanding shares of Common Stock, the holders of a majority of the outstanding shares of the Company's Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), the holders of a majority of the outstanding shares of the Company's Series B Preferred Stock, par value $.01 per share, the holders of a majority of the outstanding shares of the Company's Series C Preferred Stock, and all of the members of the Company's Board of Directors, approved certain amendments to the Company's Articles of Incorporation for the purpose of amending the terms of the Series A Preferred Stock.

Item 5. Other Information
     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

        EXHIBIT       DESCRIPTION
        -------       -----------
          11          Statement re: computation of per share earnings
          27          Financial Data Schedule

     b) Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   August 5, 1996                      By: /s/ TIMOTHY J. SEESE
                                                ----------------------
                                                   Timothy J. Seese
                                                   President and Chief
                                                   Operating Officer



Date:   August 5, 1996                      By:  /s/ JOEL C. PHILLIPS
                                                -------------------------
                                                   Joel C. Phillips
                                                   Treasurer