Form 10-Q
period 1996-09-30
EXACTECH INC
filed 1996-10-31
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

  ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the close of the latest practicable date.

           Class                             Outstanding at October 22, 1996
Common Stock, $.01 par value                            4,829,058

                                 EXACTECH, INC.

                                      INDEX

                                                                         Page
                                                                        Number

PART 1.    FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

   CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996  2

   CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND NINE MONTH        4
    PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

   CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS EQUITY             5
    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

   CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED      6
    SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH     7
    PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                11
   CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                17

 ITEM 2.  CHANGES IN SECURITIES                                            17

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  17

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

 ITEM 5.  OTHER INFORMATION                                                17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

 SIGNATURES                                                                18

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the nine month period ending September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  INVESTMENT SECURITIES

         The Company invests its excess funds in various high-quality and low-risk investment securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Securities not classified as held to maturity or trading are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders equity until realized.

         No investments are held for trading purposes or are available for sale. Short-term investments consist of U.S. Treasury Notes with maturities ranging from June 30, 1997 to July 15, 1997 and yielding from 5.57% to 5.75%. The fair value of such investments approximated the carrying value at September 30, 1996.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

3.  DEBT

Long-term debt and capital lease obligations:                                    December 31,     September 30,
                                                                                    1995              1996
                                                                                    ----              ----

         $1,250,000 term loan payable in monthly installments                    $1,145,833          $  -
         of $20,833 plus interest at a variable rate (8.8% as of
         December 31, 1995) through August, 1999

         $98,000 term loan payable in monthly installments                           91,521             -
         of $1,208 including monthly interest at prime plus
         1% (9.50% at December 31, 1995) through September 1999

         Capitalized lease obligation payable in monthly installments                26,473           23,658
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $27,000 as of December 31, 1995

         Capitalized lease obligation payable in monthly                              4,871             -
         installments of $643 through August, 1996,
         collateralized by equipment with a carrying
         value of approximately $7,000 as of December 31, 1995

         Notes payable to finance company bearing interest                                           108,841
         at 7.43% payable in monthly installments through
         February 1997; proceeds used to finance insurance policies

                                                                                   ---------       ---------
                   Total long-term debt and capital lease obligations              1,268,698         132,499
         Less current portion                                                       (266,389)       (113,369)
                                                                                  ----------       ---------
                                                                                  $1,002,309       $  19,130
                                                                                  ==========       =========

         The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of September 30, 1996:

                                                               Total    Capital Lease
                                                                Debt     Obligations
                                                               -----    -------------
1996......................................................... $ 108,841   $ 1,833
1997.........................................................        -      7,333
1998.........................................................        -      7,333
1999.........................................................        -      7,333
2000.........................................................        -      4,278
                                                             ----------   -------
          Total .............................................$  108,841    28,110
                                                             ==========
Less interest on capital lease obligations ............................    (4,452)
                                                                          -------
                                                                          $23,658
                                                                          =======

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

3.  DEBT-(CONTINUED)

LINE OF CREDIT

         The Company repaid its line of credit with Merrill Lynch Business Financial Services, Inc. during June 1996, with the proceeds of its initial public offering described in Note 5 below. William Petty and Betty Petty, executive officers and principal shareholders of the Company, had personally guaranteed the repayment of the Companys obligations under such line of credit. The Company has negotiated a new loan agreement with Merrill Lynch Business Financial Services which provides for a $3,000,000 line of credit and removed William Petty and Betty Petty as personal guarantors.

SUBORDINATED DEBENTURES

         The Company redeemed $450,000 in principal amount of its 8% Subordinated Debentures held by Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company, during June 1996. In addition, during June 1996; the Company converted to common stock $50,000 in principal amount of its 10% Subordinated Convertible Debentures (10% Debentures). During July 1996 the Company redeemed $15,000 of its 10% Debentures. The remaining $245,000 in principal amount of the 10% Debentures is payable in full three years from the date of issuance thereof. Interest on the 10% Debentures accrues at the rate of 10% per annum and is payable quarterly. As a result of the consummation by the Company of its initial public offering in June 1996, the 10% Debentures are redeemable, at the option of the holders thereof until November 30, 1996, at a redemption price equal to the outstanding principal amount thereof. The 10% Debentures are also convertible, at the option of the holders thereof, until November 30, 1996, into shares of common stock at a conversion rate per share equal to $7.33.

4.  RELATED PARTY TRANSACTIONS

      Effective as of the consummation of the Companys initial public offering in June 1996, the Company issued options to purchase 20,000 shares of common stock at $8.00 per share to R. Wynn Kearney, Jr. MD, a director of the Company. The options vest over a period of four years and are valid for a period of ten years.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)

5.  COMMON SHAREHOLDERS EQUITY

COMMON STOCK

      In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,840,000 shares of its common stock at an initial offering price of $8.00 per share, yielding gross proceeds of $14,720,000. Net proceeds to the Company as a result of the IPO were $12,657,907 after deduction of underwriting, legal, accounting and other offering related expenses in the aggregate of $2,062,093. Upon consummation of the IPO, $50,000 of 10% Debentures was converted to 6,250 shares of common stock. Preferred stock totaling $215,200 was converted into 26,900 shares of common stock.

OPTIONS AND STOCK AWARDS:

      The Company sponsors an Employee Stock Option and Incentive Plan which provides for the issuance of stock options and restricted stock awards to key employees and a Directors Stock Option Plan which provides for the issuance of stock options to non-employee directors (collectively the "Plans"). The Company also issues stock options to sales agents and other individuals. The maximum number of common shares issuable under the Plans is 600,000 shares. A summary of stock option activity follows:

                                         Number of       Option      Number of
                                          Shares          Price       Shares
                                       Under Option     Per Share   Exercisable

Outstanding at December 31, 1995         225,386        2.30-6.67     104,167
                                         -------       ----------
 Granted                                 316,200        7.00-8.80
Exercised                                   (750)            6.67
 Expired                                  (3,387)       3.28-6.67
                                         -------       ----------

Outstanding at September 30, 1996        537,449       $2.30-8.80     141,234
                                         =======       ==========

The remaining nonexercisable options as of September 30, 1996 become exercisable as follows:

1996                                                               22,123
1997                                                               96,016
1998                                                               85,777
1999                                                               83,267
2000                                                               82,592
2001                                                               26,440
                                                                  -------
                                                                  396,215

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Companys Prospectus dated May 30, 1996.

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

         The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                          NINE MONTHS ENDED                                 THREE MONTHS ENDED
                            ------------------------------------------------    ----------------------------------------------------
                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1996               SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
HIP PRODUCTS                UNITS      $        %        UNITS      $         %        UNITS     $     %        UNITS     $     %
                            -----      -        -        -----      -         -        -----     -     -        -----     -     -
 Cemented                   4,054    1,972     31.8%     3,954     1,734     17.2%     1,344     628  26.1%     1,346     564  17.3%
 Porous Coated              3,217    1,445     23.3%     4,064     1,469     14.6%     1,000     458  19.0%     1,272     477  14.6%
 Bipolar Prosthesis           679      355      5.7%       640       346      3.4%       247     121   5.0%       249     125   3.8%
                            -----------------------      ------------------------      -------------------      -------------------
Total Hip Products          7,950    3,772     60.8%     8,658     3,549     35.2%     2,591   1,207  50.1%     2,867   1,166  35.8%

KNEE PRODUCTS
 Cemented Cruciate Sparing  2,029    1,218     19.6%     6,558     3,278     32.5%     1,030     580  24.1%     2,037   1,159  35.6%
 Cemented Poster Stabilized   516      368      5.9%     2,404     1,200     11.9%       352     217   9.0%       752     392  12.0%
 Porous Coated                395      491      7.9%       986     1,382     13.7%       207     260  10.8%       244     460  14.1%
                            -----------------------      ------------------------      -------------------      -------------------
Total Knee Products         2,940    2,077     35.5%     9,948     5,860     58.1%     1,589   1,057  43.9%     3,033   2,011  61.7%

Instrumental Sales and Rental          326      5.3%                 621      6.2%               135   5.6%                66   2.0%
Miscellaneous                           30      0.5%                  51      0.5%                 9   0.4%                14   0.4%

                                     ==============               ===============              ===========              ===========
TOTAL                                6,205    100.0%              10,081    100.0%             2,408 100.0%             3,257 100.0%

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales increased by $849,572, or 35%, to $3,257,284 in the quarter ended September 30, 1996, from $2,407,712 in the quarter ended September 30, 1995. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 91% on a unit basis and by 90% on a dollar basis from the quarter ended September 30, 1995 to the quarter ended September 30, 1996 as full-scale marketing of the Optetrak/Registered trademark/ knee system resulted in an increase of knee system sales. Sales of hip implant products increased by 10.7% on a unit basis and decreased by 3.4% on a dollar basis from the quarter ended September 30, 1995, to the quarter ended September 30, 1996. Sales of MCS/Registered trademark/ porous coated hip implant products increased by 27.2% on a unit basis while increasing 4.1% on a dollar basis. Sales of cemented hip implant products were unchanged on a unit basis and decreased by 10.2% on a dollar basis.

         These average selling price reductions are the result of increased unit sales of lower priced products. Specifically, the MCS/Registered trademark/ products unit increase of 27.2% is primarily the result of a 30% increase in sales of the MCS/Registered trademark/ screw which is a lower priced product as compared to other MCS/Registered trademark/ components. Similarly, the cemented product group dollar decrease of 10.2% while unit sales were unchanged is a direct result of the shift in product mix to the lower priced Opteon/Registered trademark/ medium demand stem. Sales of the Opteon/Registered trademark/ stem increased by 5% on a unit basis while sales of the high demand cemented stem decreased by 25% . The list price for the Opteon/Registered trademark/ stem is $999 and the list price for the high demand cemented stem is $1,695. Therefore, the average selling price of total cemented hip implants declined.

         Gross profit increased by $683,010, or 42.4%, to $2,292,592 in the quarter ended September 30, 1996, from $1,609,582 in the quarter ended September 30, 1995. As a percentage of sales, gross profit increased to 70.4% in the quarter ended September 30, 1996, from 66.9% in the quarter ended September 30, 1995. The profit margin increase as compared to the quarter ended September 30, 1995, was primarily the result of an increased mix of domestic and implant sales from which the Company realizes higher margins as compared to international and instrument sales.

         Total operating expenses increased by $468,786, or 37.9%, to $1,707,040 in the quarter ended September 30, 1996, from $1,238,254 in the quarter ended September 30, 1995. Sales and marketing expense, the largest component of total operating expenses, increased by $242,058, or 38.6%, to $869,824 in the quarter ended September 30, 1996, from $627,766 in the quarter ended September 30, 1995. Sales and marketing expenses increased as a percentage of sales to 26.7% in the quarter ended September 30, 1996, from 26.1% in the quarter ended September 30, 1995. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The Companys increased effort to expand the worldwide distribution and marketing network also was a factor in the increase of sales and marketing expenses.

         General and administrative expenses increased by $124,550, or 45.3%, to $399,413 in the quarter ended September 30, 1996, from $274,863 in the quarter ended September 30, 1995. As a percentage of sales, general and administrative expenses increased to 12.8% in the quarter ended September 30, 1996, from 11.4% in the quarter ended September 30, 1995. Total general and administrative expenses increased primarily as a result of additional product liability insurance costs directly relating to the increase in sales. During the period ended September 30, 1996, the Company incurred a one time insurance expense adjustment of $53,392 due to higher than expected sales for the recently completed policy period.

         Research and development expenses decreased by $22,078, or 11.0%, to $178,606 in the quarter ended September 30, 1996, from $200,684 in the quarter ended September 30, 1995, primarily as a result of reduced product testing costs due to the completion of testing of the Optetrak/Registered trademark/ knee system. The Company expects actual research and development expenses to increase for the full year of 1996 as compared to 1995, due to development expenses associated with the revision knee and revision hip systems. Research and development expenses were 5.5% and 8.3% of sales in the quarters ended September 30, 1996 and 1995, respectively.

         Depreciation and amortization increased to $141,335 in the quarter ended September 30, 1996, from $88,080 in the quarter ended September 30, 1995, as a result of the continued investment in knee and hip system instrumentation. The Company capitalizes hip and knee instruments that are provided to its domestic sales agencies. During the quarter ended September 30 1996, $492,844 of such instruments were capitalized, resulting in the increase in depreciation and amortization expenses.

         Royalty expenses increased by $71,001 to $117,862 in the quarter ended September 30, 1996, from $46,861 in the quarter ended September 30, 1995, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 3.6% and 1.9% in the quarters ended September 30, 1996 and 1995, respectively.

         The Company's income from operations increased by $214,224, or 57.7%, to $585,552 in the quarter ended September 30, 1996, from $371,328 in the quarter ended September 30, 1995. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

         The Company realized net interest income of $93,519 in the quarter ended September 30, 1996, as compared to net interest expense of $75,461 in the quarter ended September 30, 1995. This change resulted from a reduction in outstanding indebtedness and an increase of short-term investments as compared to the quarter ended September 30, 1995. Interest expense of $18,139 for the quarter ended September 30, 1996, was offset by $111,658 of interest income as the proceeds of the Company's initial public offering (IPO) consummated in June 1996 were invested in short-term commercial paper and government backed securities.

         The Company recognized $100,000 of sublicense income during the quarter ended September 30, 1996, as compared to $172,010 in the quarter ended September 30, 1995. The $100,000 had been received in July 1995 and was recorded as a royalty related liability due to obligations to the original licenser if the system received clearance to market from the Food and Drug Administration (FDA). The licensee has not received clearance to market the system after initial submissions with the FDA. Therefore, in accordance with the terms of the agreement, the $100,000 is an additional payment for the system technology fully earned by the Company.

         In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. The investment is accounted for by the equity method. Included in other expense in the quarter ended September 30, 1996 is the Company's equity share in the net loss of such subsidiary in the amount of $20,155.

         Income before provision for income taxes increased by $291,039, or 62.2%, to $758,916 in the quarter ended September 30, 1996, from $467,877 in the quarter ended September 30, 1995. The provision for income taxes was $296,047 in the quarter ended September 30, 1996, compared to $204,743 in the quarter ended September 30, 1995.

         As a result of the consummation of the IPO, all outstanding shares of preferred stock were either converted to common stock or redeemed in the quarter ended June 30, 1996. Preferred stock dividends for the quarter ended September 30, 1995 were $7,324.

         As a result, the Company had net income of $462,869 in the quarter ended September 30, 1996, compared to $255,810 in the quarter ended September 30, 1995, an 80.9% increase.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales increased by $3,875,909, or 62.5%, to $10,081,147 in the nine months ended September 30, 1996, from $6,205,238 in the nine months ended September 30, 1995. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the nine months ended September 30, 1996, increased by 238% on a unit basis and by 182% on a dollar basis from the nine months ended September 30, 1995, resulting from the continued full-scale marketing of the Optetrak/Registered trademark/ knee system. Sales of hip implant products for the nine months ended September 30, 1996 increased by 8.9% on a unit basis and decreased by 5.9% on a dollar basis from the nine months ended September 30, 1995. As discussed above in the quarterly comparison, the average selling price reductions in the hip system are the result of increased unit sales of lower priced products including the

MCS/Registered trademark/ screw and the Opteon/Registered trademark/ medium demand stem. Hip and knee instrument sales and rentals increased to $621,126 in the nine months ended September 30, 1996, from $325,029 in the nine months ended September 30, 1995 as international knee instrument sales increased.

         Gross profit increased by $2,383,196, or 56.1%, to $6,632,916 in the nine months ended September 30, 1996, from $4,249,720 in the nine months ended September 30, 1995. As a percentage of sales, gross profit decreased to 65.8% in the nine months ended September 30, 1996, from 68.5% in the nine months ended September 30, 1995. The decrease was primarily the result of an increased mix of international sales, instrument sales and Opteon/Registered trademark/ stem sales at lower margins.

         Total operating expenses increased by $1,408,221, or 42.2%, to $4,748,043 in the nine months ended September 30, 1996, from $3,339,822 in the nine months ended September 30, 1995. Operating expenses decreased as a percentage of sales in the nine months ended September 30, 1996, to 47.1% from 53.8% in the nine months ended September 30, 1995. Sales and marketing expenses increased by $832,789, or 49.9%, to $2,501,316 in the nine months ended September 30, 1996, from $1,668,527 in the nine months ended September 30, 1995. As a percentage of sales, sales and marketing expenses decreased in the nine months ended September 30, 1996 to 24.8% from 26.9% in the nine months ended September 30, 1995.

         General and administrative expenses increased by $198,647, or 25.9%, to $965,198 in the nine months ended September 30, 1996, from $766,551 in the nine months ended September 30, 1995. As a percentage of sales, general and administrative expenses decreased to 9.6% in the nine months ended September 30, 1996, from 12.4% in the nine months ended September 30, 1995. Total general and administrative expenses increased during the most recent nine month period as compared to the prior period primarily as a result of additional product liability insurance expense resulting from increased sales and expenses relating to the hiring of additional staff.

         Depreciation and amortization increased to $370,306 in the nine months ended September 30, 1996, from $234,512 in the nine months ended September 30, 1995. Depreciation and amortization expenses increased in the most recent nine month period as a result of capitalization of hip and knee instruments as these instruments are placed in service. During the nine months ended September 30 1996, $1,508,702 of such instruments were capitalized, resulting in the increase in depreciation and amortization expenses.

         Royalty expenses increased by $298,555, to $400,092 in the nine months ended September 30, 1996, from $101,537 in the nine months ended September 30, 1995, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.0% and 1.6% in the nine month periods ended September 30, 1996 and 1995, respectively.

         The Company's income from operations increased by $974,975, or 107%, to $1,884,873 in the nine months ended September 30, 1996, from $909,898 in the nine months ended September 30, 1995. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

         Interest expense, net of interest income, decreased to $76,861 in the nine months ended September 30, 1996, from $185,711 in the nine months ended September 30, 1995, due to interest income and reduced indebtedness. Interest expense of $228,597 for the nine-months ended September 30, 1996, was offset by $151,736 of interest income as the proceeds of the Company's IPO consummated in June 1996 were invested in short-term commercial paper and government backed securities.

         Included in other income and expenses for the nine months ended September 30, 1996, are the Company's equity share in the net loss of Techmed in the amount of $52,354 and sublicense income of

$100,000. The nine month period ended September 30, 1995 included $172,010 of sublicense income as a result of the initial $250,000 license payment net of $77,990 in license acquisition costs.

         Income before provision for income taxes increased by $959,461, or 107.1%, to $1,855,658 in the nine months ended September 30, 1996, from $896,197 in the nine months ended September 30, 1995. The provision for income taxes was $712,809 in the nine months ended September 30, 1996, compared to $367,504 in the nine months ended September 30, 1995.

         As a result of the consummation of the IPO, all outstanding shares of preferred stock were either converted to common stock or redeemed in the quarter ended June 30, 1996. As a result, preferred stock dividends for the nine months ended September 30, 1996, decreased to $10,154 from $16,973 in the nine months ended September 30, 1995.

         As a result, the Company had net income of $1,132,695 in the nine months ended September 30, 1996, compared to $511,720 in the nine months ended September 30, 1995, a 121.4% increase.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At September 30, 1996, the Company had working capital of $14,685,912 compared to $3,934,759 at December 31, 1995. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 1996 increased to $5,093,217 from $201,979 at December 31, 1995. In June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock resulting in net proceeds to the Company of $12,657,907 after deduction of underwriting, legal, accounting and other offering related expenses. The significant increase in working capital is primarily the result of the proceeds from the IPO. The proceeds of the IPO have been used to date to repay outstanding debt and increase investment in product inventory and instrumentation. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $820,268 in the nine months ended September 30, 1996 compared to using net cash of $819,291 in the nine months ended September 30, 1995. The primary reason for the change was the $49,641 decrease in inventory that occurred in the first nine months of 1996 as compared to the $1,961,936 increase in inventory that occurred in the first nine months of 1995. Another factor resulting in less cash being used in operating activities for the nine month period ended September 30, 1996, was reduced growth in trade receivables. Cash required as a result of the increase in trade receivables was $183,932, for the first nine months of 1996, as compared to $785,378, for the first nine months of 1995.

FINANCING ACTIVITIES

         The Company had entered into a loan agreement with Merrill Lynch Business Financial Services, Inc. (the "Lender") which provided for a term loan in the amount of $1,250,000 and a $3,000,000 line of credit which expired in June 1996. In June 1996, the Company used a portion of the net proceeds of the IPO to repay the $1,047,825 outstanding under the term loan and the $2,826,712 outstanding balance under the line of credit in full. William Petty and Betty Petty, executive officers and principal shareholders of the Company, had personally guaranteed the repayment of the Companys obligations under the loan agreement with the Lender. The Company has negotiated a new loan agreement with the Lender providing for a $3,000,000 line of credit and the elimination of the personal guarantees of William Petty and Betty Petty.

         The Company had a term loan secured by real property. In August 1996, the Company repaid the term loan which was secured by certain of the Company's real property.

         The Company had issued an aggregate of $500,000 in principal amount of its 8% Subordinated Debentures (the 8% Debentures) to Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company. Interest on the 8% Debentures accrued at the rate of 8% per annum and was payable quarterly. The Company redeemed the $450,000 of 8% Debentures in full on June 19, 1996, at a redemption price equal to the outstanding principal amount thereof. In connection with the issuance of the 8% Debentures, the Company issued to the holders thereof warrants (the Debenture Warrants) to purchase 32,194 shares of Common Stock at an exercise price per share equal to $6.00 (75% of the initial public offering price of the Common Stock-$8.00). The Debenture Warrants are exercisable during the three-year period commencing on the date of the IPO (June 4, 1996). In addition, in April and May 1995, the Company issued an aggregate of $310,000 in principal amount of its 10% Subordinated Convertible Debentures (the 10% Debentures), of which $100,000 was issued to Alan Chervitz, a shareholder of the Company. The 10% Debentures are payable in full three years from the date of issuance thereof. Interest on the 10% Debentures accrues at the rate of 10% per annum and is payable quarterly. As a result of the IPO, the 10% Debentures are redeemable, at the option of the holders thereof until November 30, 1996, at a redemption price equal to the outstanding principal amount thereof. The 10% Debentures are also convertible, at the option of the holders thereof, until November 30, 1996, into shares of common stock at a conversion rate per share equal to $7.33. In April 1996, the holders of $50,000 of the 10% Debentures elected to convert such debentures into shares of Common Stock at the then conversion rate of $6.67 per share. In July 1996, $15,000 of the 10% Debentures were redeemed resulting in an outstanding balance of 10% Debentures of $245,000 as of September 30, 1996.

         Net cash provided by financing activities increased from $1,340,278 in the first nine months of 1995, to $9,141,428 in the first nine months of 1996. The primary reason for the increase in cash provided by financing activities was the net proceeds derived from the Company's IPO.

INVESTING ACTIVITIES

         The Company has invested the remaining proceeds of the IPO in short-term investments. As of September 30, 1996, $2,967,926 was invested in 90 day commercial paper rated A1/P1 with a maturity date of December 16, 1996, yielding 5.30%, $3,073,287 was invested in United States Treasury Notes with maturities ranging from June 30, 1997 through July 30, 1997 and yielding from 5.57% to 5.75%, and $1,593,182 was invested in Merrill Lynch's Institutional Investment Fund comprised of commercial paper and government backed securities with a current yield of 5.16%. During the first nine months of 1996, net cash used in investing activities increased significantly as compared to the first nine months of 1995, from $531,589 to $5,070,458. This increase was primarily due to the increased investment in knee instruments and the purchase of short term investments of $3,073,287 during the first nine months of 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         Not Applicable

Item 2. Changes in Securities
         Not Applicable

Item 3. Defaults Upon Senior Securities
         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   a) Exhibits:

      Exhibit   Description
      -------   -----------
        10   Merrill Lynch WCMA line of credit extension dated July 29, 1996

        11   Statement re: computation of per share earnings

        27   Financial Data Schedule

   b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 1996              By:      /s/ Timothy J. Seese
                                            ------------------------------
                                             Timothy J. Seese
                                             President and Chief
                                             Operating Officer



Date: October 25, 1996              By:      /s/ Joel C. Phillips
                                             ------------------------------
                                             Joel C. Phillips
                                             Treasurer

Item 1.  Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                               December 31,   September 30,
                                                     1995           1996
                                               ------------    ------------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                     $  201,979    $  5,093,217
   Short-term investments                                 0       3,073,287
   Trade receivables                              1,802,129       1,986,061
   Prepaid expenses and other assets                 84,670         256,071
   Inventories                                    6,322,355       6,272,714
                                               ------------      ----------
      Total Current Assets                        8,411,133      16,681,350

 PROPERTY AND EQUIPMENT

   Machinery and equipment                        2,504,130       4,374,302
   Furniture and fixtures                           101,137         104,137
                                               ------------      ----------
      Total                                       2,605,267       4,478,439
   Accumulated depreciation                        (881,747)     (1,245,234)
                                               ------------      ----------
      Net property and equipment                  1,723,520       3,233,205

 OTHER ASSETS
   Land held for future use                         263,301         263,301
   Investment in Subsidiary                          67,987         107,770
   Deferred financing costs, net                     56,152          12,055
   Deferred stock issuance costs                     10,000               0
   Advances and deposits                              2,442           2,442
   Patents and trademarks (net of amortization)      86,215         111,261
                                               ------------      ----------
      Total Other Assets                            486,097         496,829
                                               ------------      ----------

TOTAL ASSETS                                   $ 10,620,750    $ 20,411,384
                                               ============    ============


 See notes to condensed financial statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                December 31,  September 30,
                                                   1995           1996
                                               -------------  -------------
LIABILITIES AND EQUITY
 Current Liabilities
   Accounts payable                            $ 1,439,598   $  1,029,231
   Borrowings under line of credit               1,844,266              0
   Income taxes payable                            275,991        229,228
   Current portion of long-term debt and           266,389        113,369
   Commissions payable                             351,431        346,290
   Royalties payable                               232,735        152,673
   Other liabilities                                65,964        124,647
                                               -----------   ------------
      Total Current Liabilities                  4,476,374      1,995,438

 Deferred income taxes                             213,796        213,800
 Long-term debt and capital lease-net of         1,002,309         19,130
 Subordinated debentures-related parties           550,000        100,000
 Subordinated debentures-other                     210,000        145,000
                                               -----------   ------------
      Total Liabilities                          6,452,479      2,473,368

Mandatorily Redeemable Preferred Stock:
   Series A preferred stock                        136,220              0
   Series C preferred stock                         50,000              0
 Nonredeemable Preferred Stock:
   Series B preferred stock                        105,000              0

 COMMON SHAREHOLDERS' EQUITY:
   Common stock                                     29,539         48,291
   Additional paid in capital                    1,676,383     14,585,900
   Retained earnings                             2,171,129      3,303,825
                                               -----------   ------------
      Total Common Shareholders' Equity          3,877,051     17,938,016
                                               --------------------------
 TOTAL LIABILITIES AND EQUITY                  $10,620,750   $ 20,411,384
                                               ==========================


 See notes to condensed financial statements

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             Three Month Period        Nine Month Period
                             Ended September 30,       Ended September 30,
                              1995        1996          1995        1996
                          -----------  ----------   -----------  -----------

NET SALES                 $ 2,407,712 $ 3,257,284   $ 6,205,238  $10,081,147

COST OF GOODS SOLD            798,130     964,692     1,955,518    3,448,231
                          -----------  ----------   -----------  -----------

      Gross profit          1,609,582   2,292,592     4,249,720    6,632,916

OPERATING EXPENSES:

  Sales and marketing         627,766     869,824     1,668,527    2,501,316
  General and administrative  274,863     399,413       766,551      965,198
  Research and development    200,684     178,606       568,695      511,131
  Depreciation and amortizat   88,080     141,335       234,512      370,306
  Royalties                    46,861     117,862       101,537      400,092
                          -----------  ----------   -----------  -----------

   Total operating expenses 1,238,254   1,707,040     3,339,822    4,748,043
                          -----------  ----------   ------------ -----------

INCOME FROM OPERATIONS        371,328     585,552       909,898    1,884,873

OTHER INCOME (EXPENSE)

  Interest income (expense)   (75,461)     93,519      (185,711)     (76,861)
  Income from sublicense      172,010     100,000       172,010      100,000
   agreement
  Equity in net loss of subs        0     (20,155)            0      (52,354)
                          -----------  ----------   -----------  -----------
INCOME BEFORE INCOME TAXES    467,877     758,916       896,197    1,855,658

PROVISION FOR INCOME TAXES    204,743     296,047       367,504      712,809
                          -----------  ----------   -----------  -----------
NET INCOME                    263,134     462,869       528,693    1,142,849

PREFERRED STOCK DIVIDENDS       7,324           0        16,973       10,154

                          -----------  ----------   -----------  -----------
NET INCOME AVAILABLE TO    $  255,810  $  462,869    $  511,720  $ 1,132,695
  COMMON SHAREHOLDERS     ===========  ==========   ===========  ===========

NET INCOME PER COMMON AND  $     0.08  $     0.09    $     0.17  $      0.29
  COMMON SHARE EQUIVALENT -----------  -----------  ------------ -----------

WEIGHTED AVERAGE COMMON     3,037,029   4,893,414     3,021,114   3,878,950
  AND COMMON SHARE
  EQUIVALENTS OUTSTANDING

See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                        1995        1996
                                                    -----------  -----------
OPERATING ACTIVITIES:
  Net Income                                        $  528,693   $ 1,142,849
  Adjustments to reconcile net income to net
    cash used in operating activities :
    Depreciation and amortization                      234,512       370,306
    Equity in net loss of subsidiary                         0        52,354
    Deferred income taxes                               47,840             4
    Decrease (increase) in trade receivables          (785,378)     (183,932)
    Decrease (increase) in inventories              (1,961,936)       49,641
    Decrease (increase) in other prepaids and assets   (74,887)     (127,304)
    (Decrease) increase in income taxes payable        288,212       (46,763)
    (Decrease) increase in accounts payable            571,127      (410,367)
    (Decrease) increase in other liabilities           332,526       (26,520)
                                                    -----------  -----------
      Net cash (used in) provided by operating        (819,291)      820,268
      activities                                    -----------  -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net            (455,067)   (1,873,172)
  Purchases of short-term investments                        0    (3,073,287)
  Investment in subsidiary                             (39,310)      (92,137)
  Cost of patents and trademarks                       (37,212)      (31,862)
                                                    -----------  -----------
      Net cash (used in) investing activities         (531,589)   (5,070,458)
                                                    -----------  -----------
FINANCING ACTIVITIES:
  Proceeds (repayments) under line of credit           414,615    (1,844,266)
  Proceeds from issuance of debt                     1,568,267       284,763
  Principal payments on debt                        (1,040,031)   (1,420,962)
  Proceeds (repayments) of subordinated debenture      260,000      (465,000)
  Proceeds from issuance of common stock               104,400    14,725,100
  Payment of offering costs                                       (2,052,093)
  Preferred dividends paid                             (16,973)      (10,154)
  Proceeds (repayments) of preferred stock              50,000       (75,960)
                                                    -----------  -----------
      Net cash provided by financing activities      1,340,278     9,141,428
                                                    -----------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALE      (10,602)    4,891,238

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         267,416       201,979
                                                    -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  256,814   $ 5,093,217
                                                    -----------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                        $  183,781   $   214,703
    Income taxes                                        67,650       761,168
  Noncash investing and financing activities:
    Conversion of subordinated debt to common stock                  50,000
    Conversion of preferred stock to common stock                   215,260
    Financing of insurance premiums                     92,690      296,106

  See notes to condensed financial statements

                                 EXACTECH, INC.
          CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          Total
                                                            Additional                    Common
                                    Common Stock              Paid-In      Retained    Shareholder's
                                  Shares      Amount          Capital      Earnings       Equity
                                  ------      ------        ----------     --------    -------------
Balance, December 31,1995      2,953,903    $   29,539      $ 1,676,383    $ 2,171,129   $   3,877,051

 Issuance of common stock      1,874,405        18,744       14,966,518                     14,985,262
 Dividends on preferred stock                                                  (10,154)        (10,154)
 Excercise of stock options          750             8            4,992                          5,000
 Excercise of warrants                                              100                            100
 Stock issuance costs                                        (2,062,093)                    (2,062,093)
 Net income                                                                  1,142,850       1,142,850
                               ---------    ----------     ------------    -----------   -------------
Balance, September 30, 1996    4,829,058    $   48,291     $ 14,585,900    $ 3,303,825   $  17,938,016
                               =========    ==========     ============    ===========   =============


See notes to condensed financial statements