Form 10-K
period 1996-12-31
EXACTECH INC
filed 1997-03-20
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1997, the number of shares of the registrant's Common Stock outstanding was 4,860,434. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $18,851,720, based on a closing sale price of $8.00 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).


                             TABLE OF CONTENTS
                                    AND
                           CROSS REFERENCE SHEET

                                                                                  PAGE NUMBER
                                                                                  -----------

PART I      Item I.    Business
                           Business Overview                                            4
                           Products                                                     4
                           Marketing and Sales                                          7
                           Manufacturing and Supply                                     8
                           Patents and Proprietary Technology                           9
                           Research and Development                                    11
                           Scientific Advisory Board                                   11
                           Competition                                                 12
                           Product Liability and Insurance                             12
                           Government Regulation                                       13
                           Employees                                                   16
                           Executive Officers of the Registrant                        16
                           Glossary                                                    19
            Item 2.   Properties                                                       22
            Item 3.   Legal Proceedings                                                22
            Item 4.   Submission of Matters to a Vote of Security Holders              23

PART II     Item 5.   Market for Registrant's Common Equity and Related
                               Stockholder Matters                                     23
            Item 6.   Selected Consolidated Financial Data                             24
            Item 7.   Management's Discussion and Analysis of Results of
                               Operations and Financial Condition                      25
            Item 8.   Financial Statements and Supplementary Data                      31
            Item 9.   Changes in and Disagreements with Accountants on                 47
                               Accounting and Financial Disclosure

PART III    Item 10.  Directors and Executive Officers of the Registrant               47
            Item 11.  Executive Compensation                                           47
            Item 12.  Security Ownership of Certain Beneficial Owners
                               and Management                                          47
            Item 13.  Certain Relationships and Related Transactions                   47

PART IV     Item 14.  Exhibits, Financial Statement Schedules and Reports
                               on Form 8-K                                             48


ITEM 1.   BUSINESS

         Certain terms used herein are defined in the Glossary on pages 19 to 21 hereof. Exactech, Inc. (the "Company") develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. Prior to 1995, the Company's revenues were derived primarily from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak/registered trademark/, a total primary knee replacement system, which had been in development for three years. The Optetrak/registered trademark/ knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak/registered trademark/ system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak/registered trademark/ system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. The Company has entered into an agreement with the Hospital for Special Surgery which gives the Company a non-exclusive option with respect to future knee systems developed at the Hospital for Special Surgery.

         In order to raise capital, in June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock, $.01 par value (the "Common Stock"), resulting in net proceeds to the Company of $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses. The proceeds of the IPO have been and will be used primarily to repay indebtedness, to purchase inventory and equipment, for research and development and for working capital and general corporate purposes.

         The Company was incorporated under the laws of the State of Florida in November 1985.

ORTHOPAEDIC IMPLANT INDUSTRY

         According to industry sources, United States sales of orthopaedic implant products were approximately $1.6 billion in 1994, an increase of 5.6% from 1993. During 1994, sales of knee implants were approximately $818 million, an increase of 8.9% from 1993, while sales of hip implants were approximately $722 million, an increase of 1.0% from 1993. The Company estimates that there were approximately 428,000 hip and knee joint replacements in the United States in 1994 compared to approximately 345,000 in 1990. The Company expects sales of hip and knee joint replacements in foreign markets to grow more rapidly than in the United States.

         Management believes that the growth in the industry is due to the increase in the number of people over age 65, an increasingly active population, improvements in technology and increased use of implants in younger patients. According to an industry report, the United States population over 65 years of age continues to grow as a percentage of the population. Longer life spans and the continuing aging of the population increases the number of individuals whose joints will be subject to failure. Furthermore, the "baby-boomers" are approaching the age where arthritis and osteoporosis begin to affect joints, necessitating joint replacement. As this segment of the population continues to age, an increasing demand for joint replacement procedures is anticipated. Finally, the earlier generations of implanted joint replacement prostheses have begun to reach their maximum life and are beginning to fail, resulting in an increased demand for hip and knee revisions.

PRODUCTS

         The Company's orthopaedic implant products are used to replace joints which have deteriorated as a result of injury or diseases such as arthritis. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes a portion of the bones that comprise the joint, prepares the remaining bones and surrounding tissue and then installs the implant.

         Knee implants are either total or unicompartmental. Total knee replacement systems are used to replace the entire knee joint (i.e., the patella, upper portion of the tibia and lower portion of the femur), while unicompartmental systems are used to replace one of the two compartments between the femur and the tibia. Primary knee implant systems are used to replace the natural knee joint, while knee revision systems are used to replace the components of a previously installed primary implant system that has failed. The components of revision systems are specially designed to fill bony voids created by the previous implant.

         Hip implants are either total or partial. In a total hip implant, the acetabulum is replaced with an acetabular cup. The damaged head of the patient's femur is removed and a stem is inserted into the femur on which a replacement head is mounted. This femoral head is placed into the cup of the acetabulum to recreate the ball and socket joint. In a partial hip implant, the damaged head of a patient's femur is removed and replaced with a head mounted on a stem inserted into the femur. However, the acetabulum is not replaced and the size of the head is larger and more similar to the natural femoral head. Hip implants are designed for either cemented or non-cemented applications. Cemented hip implants are installed by using bone cement to attach the components to a patient's bones, while porous coated hip implants are press-fit without cement. Porous coated implants are designed to promote growth of the patient's remaining bone tissue onto the implant. Primary hip implant systems are used to replace the natural hip joint, while hip revision systems are used to replace a previously installed primary implant system that has failed.

         KNEE PRODUCTS. The Company believes that its Optetrak/registered trademark/ knee system represents a major advance in knee implant design. The Optetrak/registered trademark/ knee system was developed in collaboration with the Hospital for Special Surgery in New York and a design team consisting of physicians and biomechanists affiliated with major medical facilities and academic institutions. The Company's Optetrak/registered trademark/ system is a modular system designed to maximize stability, to provide increased range of motion and improved patellar tracking and to reduce articular contact stress that leads to implant failure. Laboratory testing performed by the Company and clinical testing performed by the Company's design team members has demonstrated that the system produces substantially lower articular contact stress and improved patellar tracking than other comparable knee implant systems.

         The Optetrak/registered trademark/ system includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs) or a posterior stabilized femoral component (in both cemented and porous coated designs). These femoral components are made of a cobalt chromium alloy. The system is also available with several alternative tibial components, titanium backed polyethylene tibial components with both finned keel and trapezoid keel with stem augmentation, blocks and full or half wedges, and all polyethylene tibial components, which are cruciate sparing and posterior stabilized. The stem, block and wedge augmentation allow the surgeon to rebuild the ends of the patient's bones to allow fixation of the implant system. The metal components of the Optetrak/registered trademark/ system are fully precision machined resulting in better congruence among components and material performance. The Company's patellar products are made of ultra-high molecular weight polyethylene. Because of variations in human anatomy and differing design preferences among surgeons, knee components are manufactured by the Company in a variety of sizes and configurations. Bone cement is used to affix the implants to the bone.

         The Optetrak/registered trademark/ system also includes a total knee revision system which has received FDA clearance and is currently in production. The revision system includes a constrained condylar femoral component with enhanced stem and block augmentation and can be used with many components of the primary system. The constrained condylar femoral component was designed to provide greater constraint between the system components to compensate for ligaments weakened or lost due to disease or as a result of the original implant. The Company is currently in production of the components of this system and has realized limited sales with Scientific Advisory Board surgeons in the fourth quarter of 1996 and the first quarter of 1997. Full scale marketing of this system is scheduled to commence in the second quarter of 1997. The Company is also designing a unicompartmental knee with respect to which the Company will be required to obtain FDA clearance to market.

         HIP PRODUCTS. The Company began marketing a hip implant system in 1987. The Company's line of hip implant products currently consists primarily of three primary total hip implant systems, its Cemented Total Hip System, its MCS/registered trademark/ Porous Coated Total Hip System, and the AuRA System, and two primary partial hip implant systems, its unipolar implant and its bipolar implant.

         All total hip implants produced by the Company consist of a cup, head and stem. Because of variations in human anatomy and differing design preferences among surgeons, hip implants are manufactured by the Company in a variety of head sizes, neck lengths, stem lengths, stem cross-sections and configurations. The Company's total hip replacement systems utilize either titanium alloy or cobalt chromium alloy femoral stem components, which can be final machined from forgings, castings or wrought metal plate depending on the design and material used. The Company's total hip replacement systems also include ultra-high molecular weight polyethylene cups with and without metal backing. The femoral heads are made of either cobalt chromium or zirconia ceramic.

         The Company's Cemented Total Hip System is intended to provide optimal treatment for patients requiring cemented hip arthroplasty (joint reconstructive surgery) by minimizing failure of the bone cement. The femoral stem utilizes a cross-sectional design to reduce stress on the bone cement used to affix the implant to the patient's remaining bone tissue. The components of the system include a high demand forged cobalt chromium femoral stem or moderate demand Opteon/registered trademark/ forged cobalt chromium femoral stem.

         The Company's MCS/registered trademark/ Porous Coated Total Hip System was designed to minimize thigh pain and abnormal bone remodeling resulting from bone-implant stiffness mismatch. The Company's MCS/registered trademark/ Porous Coated Total Hip System was also designed to avoid unnecessary damage to the bone and its blood supply during femoral preparation. The Company also provides instrumentation that facilitates reproducible implantation of the implant. The system consists of a modular acetabular cup and cup liner, screws for supplemental fixation of the acetabular cup, a modular head and a femoral stem. All of the Company's femoral heads are designed to be used with its femoral stems, including the Ziramic/registered trademark/ (zirconia ceramic) femoral head which was designed to further reduce friction and polyethylene wear, and is also compatible with the Cemented Total Hip System. The system has been cleared by FDA for use without cement.

         The Company's partial hip products include a bipolar prosthesis and a unipolar prosthesis. The Company's bipolar prosthesis also utilizes one of the stems used in total hip replacements. The bipolar prosthesis is designed for use in more active patients and the unipolar prosthesis is designed for use in less active patients.

         The Company has also developed a new hip system, the AuRA System which includes a new primary total hip replacement system as well as revision components. The Company has received FDA clearance to market the new system and the system is currently in production. The Company plans full scale marketing of the AuRA System in the third quarter of 1997.

         During 1996, the Company licensed patent technology for a modular revision hip system. The Company plans to commence product development of the modular hip system in 1997 and to seek FDA clearance to market the product in 1998.

         The Company provides its customers with the ACCUMATCH/registered trademark/ Implant Selection System, a computerized matching program that assists medical personnel in determining which of the Company's hip products is most suitable and cost-effective for a specific patient.

         OTHER COMPANY PRODUCTS. The Company has designed and received FDA clearance to market a nonmodular shoulder implant system. The Company is currently planning the development of a modular version of a shoulder implant system for planned introduction in 1999. The Company plans to introduce both the modular and nonmodular systems to the market simultaneously.

         The Company has acquired an exclusive license for an improved surgical oscillating saw system that significantly reduces vibration, noise, and problems with control in surgery. The Company may develop this product through a separate wholly-owned subsidiary.

MARKETING AND SALES

         The Company markets its orthopaedic implant products in the United States through 25 independent agencies, that act as the Company's sales representatives, and internationally through eight foreign distributors, including one distributor which is 50% owned by the Company. The customers for the Company's products consist of hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision which orthopaedic implant to use. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sale agencies pursuant to which the agency is granted the exclusive right to market the Company's products in the specified territory and the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agents do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by three Regional Managers (West/Midwest, Southeast and Northeast). The Company currently offers its products in 33 states, including Florida, New York, California, Texas, Ohio, Pennsylvania and Illinois.

         The Company provides inventories of its products to its United States sales agencies until sold or returned for their use in marketing its products and filling customer orders. As the size of the component to be used is frequently not known until surgery has commenced and because surgeons give little or no advance notice of surgery, a minimum of one size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the

Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company's expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company's inventory becomes obsolete, it would have material adverse effect on the Company.

         During the years ended December 31, 1995 and 1996, one customer, Shands Hospital, accounted for approximately 10% and 7%, respectively, of the Company's sales. During the years ended December 31, 1995 and 1996 one distributor, MBA Del Principado, S.p.A., accounted for approximately 5% and 13%, respectively, of the Company's sales.

         The Company generally has contractual arrangements with its foreign distributors pursuant to which the distributor is granted the exclusive right to market the Company's products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with the Company. Foreign distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders.

         In 1993, the Company commenced foreign sales through a distributor in Korea. In order to expand its global sales and marketing capabilities, in July 1995, the Company established Techmed, its Italian distributor, in which the Company has a 50% ownership interest. Under the terms of the agreement pursuant to which Techmed was established, the Company has contributed $182,485 in equity to Techmed.

         The Company currently offers its products in eight countries in addition to the United States: Argentina, Australia, Columbia, Greece, Italy, Korea, Spain and Turkey. For the years ended December 31, 1994, 1995 and 1996, foreign sales accounted for $316,115, $743,700 and $2,124,856, representing approximately 5.9%, 8.2%, and 15.4%, respectively, of the Company's sales. The Company intends to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In order to expand its global sales and marketing capabilities, the Company intends to assess the attractiveness of establishing local manufacturing to serve the Italian, Spanish and other EEC markets. The Company also intends to expand its international distribution network.

MANUFACTURING AND SUPPLY

         The Company utilizes third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. The Company consults with its vendors in the early stages of the design process of its products. The Company believes that its strategy of using third-party vendors for manufacturing and consulting with such vendors in the design process enables it to efficiently source product requirements while affording it considerable flexibility. Because the Company is able to obtain competitive prices from a number of suitable suppliers with FDA-approved facilities, the Company believes it is able to offer high quality products at cost-effective prices. In order to control its production costs, the Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors. The Company may in the future establish manufacturing strategic alliances to assure itself of continued low-cost production. For the years ended December 31, 1994, 1995 and 1996, the Company purchased approximately 66%, 68% and 62%, respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the Company to its vendors.

         The Company's assembly, packaging and quality control operation are conducted at its principal offices in Gainesville, Florida. Each component received from its vendors is examined by Company personnel prior to assembly or packaging to ensure that it meets the Company's specifications. The Company contemplates that in the future it may engage in limited manufacturing of the components of its products, consisting primarily of final machining of components. The Company currently is developing an architectural and engineering plan for a new facility to be used by the Company for principal executive offices, research and development laboratories and limited manufacturing.

PATENTS AND PROPRIETARY TECHNOLOGY; LICENSE AND CONSULTING AGREEMENTS

         The Company holds United States patents covering one of its femoral stem components and its bipolar partial hip implant system and certain surgical instrumentation, has patent applications pending with respect to certain surgical instrumentation and certain implant components and anticipates that it will apply for additional patents it deems appropriate. In addition, the Company holds licenses from third parties to utilize certain patents, including a non-exclusive license (described below) to certain patents, patents pending and technology utilized in the design of the Optetrak/registered trademark/ knee system. As a result of the rapid rate of development of reconstructive products, the Company believes that patents have not been a major factor in the orthopaedic industry to date. However, patents on specific designs and processes can provide a competitive advantage and management believes that patent protection of orthopaedic products will become more important as the industry matures. Although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. See "Legal Proceedings" for information concerning a patent infringement claim against the Company.

         In addition to patents, the Company relies on trade secrets and proprietary know-how and employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements.

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1994, 1995 and 1996, the Company paid royalties aggregating $1,934, $101,393 and $187,773, respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two of the members of its design team in connection with the development of its hip revision system and is negotiating similar agreements with the remaining members of its hip revision design team. The Company anticipates that the members of that team will be entitled to customary royalties.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak/registered trademark/ knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak/registered trademark/ knee implant system will not infringe the intellectual property rights of third parties. In connection with the execution of the HSS License Agreement, the Company incurred an initial royalty to the Hospital for Special Surgery in the amount of $133,600. During the year ended December 31, 1996, the Company paid royalties to the Hospital for Special Surgery of $307,801.

         Pursuant to a License Agreement (the "University License Agreement") between the University of Florida (the "University") and the Company, the Company has been granted the exclusive right and license in perpetuity to make, use and sell a spinal implant device under patents owned by the University. In consideration for the right to utilize the University patents, the Company paid the University an initial license issue fee of $6,000 and, if and when the patented products or processes are utilized in devices or products sold by the Company, the Company will be required to pay the University a royalty in an amount equal to 5% of the Company's net sales of any such products in the United States, up to a maximum royalty of $500,000, and thereafter a royalty of 2% of such net sales. This royalty will be payable by the Company during the period ending 10 years from the Company's first sale of a device utilizing the University patent. In addition, the University License Agreement provides that the Company will remit to the University 75% of all royalties received by the Company for sales outside of the United States under sublicense agreements relating to the patented products or processes. In connection with the University License Agreement, the Company also has agreed to assist the University in developing certain other devices currently being researched and tested which are intended to be patented by the University. To date, the Company has only utilized the University patents in connection with product research and development and accordingly, the Company has paid no royalties to the University under the University License Agreement.

         The Company has also entered into a sublicense agreement (the "Sublicense Agreement") with Sofamor Danek Properties, Inc. ("SDP") pursuant to which the Company granted SDP the exclusive worldwide right and sublicense to utilize the patents licensed to the Company pursuant to the University License Agreement. The term of the Sublicense Agreement continues until the last of the patents owned by the University and sublicensed to SDP terminates, unless sooner terminated in accordance with the terms of the Sublicense Agreement. Pursuant to the Sublicense Agreement, the Company received an initial sublicense fee of $250,000 and, if and when FDA approves an SDP product utilizing the University patents, the Company will receive an additional $250,000 sublicense fee. Additionally, at such time as a product utilizing the University patent is manufactured and sold by SDP, the Company will be entitled to receive a royalty from SDP in the amount of 5% of SDP's net sales of such products in the United States, up to a maximum of $500,000, and thereafter a royalty of 2% of such net sales. Under the terms of the Sublicense Agreement, the Company received an advance on anticipated royalties in the amount of $l00,000. To date, SDP has not marketed a product utilizing the University patents and, during 1996, SDP was initially denied FDA clearance to market products using the University patents.

As a result, the $100,000 was recognized by the Company as sublicense income in 1996 due to the non-refundable nature of the advance.

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Accumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Accumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Accumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company is obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Accumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. During the years ended December 31, 1994, 1995 and 1996, the Company paid royalties to Accumed of approximately $12,524, $13,412 and $11,577, respectively.

         The Company has also entered into a patent agreement (the "Patent Agreement") with Phillip Cripe, a shareholder of the Company, under which the Company was assigned the patent rights associated with a surgical saw designed by Mr. Cripe and the concepts, techniques and processes embodied in such product. The term of this patent agreement continues until the later of ten years or the expiration of the last patent comprising any part of the surgical saw design unless sooner terminated in accordance with the terms of the Patent Agreement. In connection with the execution of the Patent Agreement, the Company granted Mr. Cripe an option to purchase 7,500 shares of the Company's Common Stock at an exercise price of $6.67 per share. The Company has also agreed to pay Mr. Cripe an annual royalty of 5% of all net receipts from the sale of products incorporating the concepts, techniques and processes embodied in the patented product (but 2% of all net receipts from the sale of associated surgical saw blades) by or on behalf of the Company. To date, the Company has not developed a product utilizing the assigned patent or know how.

         During October 1996, the Company licensed certain patent technology for development of a modular hip system from Medicine Lodge, Inc. The patent license fees total $360,000, of which $275,000 was paid upon the execution of the agreement and an additional $85,000 is payable at the time of FDA clearance to market the products.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1994, 1995 and 1996, the Company expended $597,812, $722,118 and $750,256, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction in 1995 of the Company's Optetrak/registered trademark/ knee implant system. The Company's principal research and development efforts currently relate primarily to the production of the revision components of the Optetrak/registered trademark/ comprehensive knee implant system and the development of the AuRA hip implant system consisting of a new cemented primary hip implant system and a revision hip implant system.

SCIENTIFIC ADVISORY BOARD

         The Company's strategy is to utilize members of its Scientific Advisory Board, consisting of internationally known physicians and biomechanists, in the design process to facilitate the development of high quality products at cost-effective prices. The Scientific Advisory Board assists the Company in identifying new product opportunities, provides evaluation and comments on existing product development and clinical programs, and provides a direct link between the Company and the academic, medical and scientific communities which permits the Company to quickly identify and respond to the demands of orthopaedic surgeons. Members of the Scientific Advisory Board generally meet at least quarterly. In addition, from time to time, the members of the Scientific Advisory Board consult with the Company individually at the request of the Company. The Company has entered into consulting agreements with certain members of the Scientific Advisory Board pursuant to which the Company pays royalties to such members. See "Patents and Proprietary Technology; License and Consulting Agreements." The members of the Scientific Advisory Board in addition to Dr. William Petty and Dr. Gary J. Miller include: Albert H. Burstein, Ph.D., Edmund Chao, Ph.D., Ivan Gradisar, M.D., William Murray, M.D., Raymond Robinson, M.D., Franklin Sim, M.D., Robert Trousdale, M.D..

COMPETITION

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. The largest competitors in the orthopaedic hip implant market are DePuy, Inc., Bristol-Myers Squibb Company (Zimmer Inc.), Pfizer Inc. (Howmedica, Inc.), Stryker Corporation and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 82% in 1994. The largest competitors in the orthopaedic knee implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Pfizer Inc. (Howmedica, Inc.), Johnson & Johnson, DePuy, Inc. and Sulzermedica who, according to an industry publication, had an estimated aggregate market share of approximately 72% in 1994.

         Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, the strength of their distribution network and price. While price, as opposed to surgeon preference, is becoming increasingly important in the hip market, the primary basis of competition in the knee market remains physician preference, which includes ease-of-use, clinical results, price and relationships with sales representatives. Due to health care reform, the rapid expansion of managed care at the expense of traditional private insurance and the advent of hospital buying groups, among other things, management believes that the price of the Company's orthopaedic implant products will continue to become a more important competitive factor. Manufacturers of medical devices, including orthopaedic implants, are increasingly attempting to enter into contracts with hospital chains or hospitals pursuant to which the hospital chains agree to purchase their products exclusively from such manufacturers, usually in exchange for discounted prices. If the Company's competitors are successful in securing such contracts, the Company's ability to compete may be materially adversely affected. Although to date generic products have not been a significant factor in the orthopaedic implant market, price may become even more important if suppliers of generic products enter the market on a larger scale.

PRODUCT LIABILITY AND INSURANCE

         The Company is subject to potential product liability risks which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company has implemented strict quality control measures and currently maintains product liability insurance in amounts which it believes are typical in the industry for similar companies. See "Legal Proceedings" for information concerning a product liability claim against the Company.

GOVERNMENT REGULATION

         The Company's operations and relationships are subject to extensive, rigorous, expensive, time-consuming and uncertain regulation in the United States and certain other countries. The primary regulatory authority in the United States is the Food and Drug Administration ("FDA"). The development, testing, labeling, distribution, marketing and manufacture of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "Amendments") and additional regulations promulgated by FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

         Under the Amendments, each medical device manufacturer must be a "registered device manufacturer" and must comply with regulations applicable generally to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. The Company is registered with FDA and believes that it is in substantial compliance with all applicable material governmental regulations.

         Under the Amendments, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. The Amendments define Class I devices as those for which safety and effectiveness can be guaranteed by adherence to general controls, which include compliance with Good Manufacturing Practices ("GMP"), registration and listing, reporting of adverse medical events, and appropriate truthful and non-misleading labeling. The Amendments define Class II devices as those which require pre-market demonstration of adherence to certain standards or other special controls. Such demonstration is provided through the filing of a 510(k) pre-market notification. The Amendments define a Class III product as a product which has a wholly new intended use or a product for which advances in technology cannot be assessed without clinical study. The Amendments provide that submission and approval of a pre-market application ("PMA") is required before marketing of a Class III product can proceed. The PMA process is more extensive than 510(k) process.

         In practice, however, FDA has developed a three-tier regulatory approach that does not exactly parallel the classification system. PMAs are currently required of medical devices which have new intended uses and some other products classified as Class III. PMAs have only been required of "old" Class III products (i.e., which were marketed on or prior to the date of enactment of the Amendments on July 28, 1976, or which are substantially equivalent to such previously marketed devices) when FDA has published a "call" for the relevant Class III pre-Amendments device.

         Generally, therefore, pre-Amendments Class III and almost all Class II products are cleared for marketing by FDA based on a demonstration that the safety and effectiveness of the product is substantially equivalent to a pre-Amendments device or a similar, already-marketed, predicate device that received 510(k) clearance. Finally, Class I products are, and a few Class II products have been exempted, from the requirement to file for 510(k) clearance.

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) premarket notifications, including: its cemented hip implant system, including femoral stem, acetabular cup and femoral heads; bone screws; porous coated cemented femoral stem and acetabular component; bipolar partial hip implant; nonmodular shoulder prostheses (humeral and glenoid); Zirconia/registered trademark/ (ceramic) femoral heads; Opteon/registered trademark/ femoral stem for cemented and noncemented use; MCS femoral stem and acetabular component for cemented and noncemented use; AuRA femoral stem; and the Optetrak/registered trademark/ knee replacement system.

         All new products of the Company will likely be subject to this clearance process, although FDA has gradually enhanced the clinical data requirements applicable to many 510(k) applications over the last few years. The process of obtaining regulatory clearances is lengthy, expensive and uncertain. FDA could choose to reclassify the Company's prosthetic systems as Class III products subject to a PMA under various conditions, such as a determination that the device could not demonstrate substantial equivalence to a predicate device based on a new intended use or because a technological change or modification in the device could not be adequately evaluated for safety and effectiveness without a requirement for a PMA. Further, FDA could choose to impose strict labeling requirements, onerous operator training requirements, post-marketing surveillance, individual patient recipient lifetime tracking, or other requirements as a condition of marketing clearance, any of which could limit the Company's ability to market its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

         Further, if the Company wishes to modify a product after clearance, including changes in indications manufacturing, or other changes, additional clearance may be required. Failure to receive, or delays in receipt of, FDA clearance, including the need for additional clinical trials or data as a prerequisite, could limit the ability of the Company to market its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has licensed and sublicensed a spinal implant system which FDA had heretofore viewed as a Class III product based on the use of pedicular screws which FDA concluded were not substantially equivalent to any known predicate or pre-Amendments device. On October 4, 1995, FDA promulgated proposed regulations to reclassify spinal implant systems such as the Company's Class II devices. The comment period closed on March 4, 1996. If these regulations do not become final, the Company may have to develop clinical data to support a PMA under an Investigational Device Exemption. Furthermore, the cost and results of such a clinical study could delay or preclude the Company from receiving any royalties with respect to this product.

         The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States well beyond that encompassed by the requirement to file a 510(k) premarket notification or a PMA application, including additional conditions or requirements that may become a part of FDA clearance or approval. Regulatory clearance may also include significant limitations on the indicated uses for which the Company's products may be marketed. To that end, all marketing materials are subject to exhaustive control. FDA enforcement policy strictly prohibits the marketing of approved or cleared products for unapproved uses. Furthermore, FDA does not provide an opportunity to review and approve such materials but may take action after the production and use of such materials.

         In addition, the Company's manufacturing processes are required to comply with GMP regulations. These regulations cover the methods of design, testing, production, control, quality assurance, labeling, packaging, shipping, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and FDA has publicly stated that compliance will be more strictly scrutinized. New regulations taking effect in 1997 offer additional controls which parallel international standards. The Company's facilities and manufacturing processes, as well as that of certain of the Company's third-party suppliers, are subject to periodic inspections by

FDA or other agencies. To date, the Company has successfully undergone two such inspections with only minor deficiencies cited at the exit interview and for which appropriate corrective responses were found acceptable to FDA.

         Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines. injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusals of FDA to grant future premarket clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company voluntarily initiated and satisfactorily completed two Class III recalls. A Class III recall is defined as a situation in which the use of a violative product is not likely to cause adverse health consequences. One recall involved a partially mislabeled product. The second involved the manufacturing process of a bone screw. FDA reviewed and authorized these two recalls, and concluded that each of the two recalls was conducted and completed properly. There were no recalls in 1996 and there have not been any recalls in 1997 to date.

         Generally, the Company must obtain export certificates from FDA before it can export any product. While the process for issuance of export certificates has recently been expedited by FDA, and the Company has obtained export certificates under this expedited (and its predecessor) process, there can be no assurance that the issuance of export certificates in the future will not be subject to new restrictions, or that the Company will continue to receive or not be delayed in its receipt of such export certificates. Such future actions could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is required to obtain various licenses and permits from foreign governments and to comply with significant regulations that vary by country in order to market its products in foreign markets. In order to continue marketing its products in Europe after mid-1998, the Company will be required to obtain ISO 9001 certification and receive "CE" mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the prerequisites for CE mark certification. Failure to receive the right to affix the CE mark will prevent the Company from selling its products in member countries of the European Union. The Company is currently in the ISO certification process and plans on applying for both ISO 9001 and CE mark certification.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit entities, such as the Company, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payor patients. Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

         In July 1991, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Proposed amendments to clarify these safe harbors were published in July 1994 which, if adopted, would cause substantive retroactive changes to the 1991 regulations. Certain of the Company's relationships do not qualify for safe harbor protection. The fact that a relationship does not qualify for safe harbor protection, however, does not mean that it is illegal, and the Company believes that it is not in violation of the Anti-kickback Statute. If the Company's current or future practices are found to be in violation of the statute, such finding could have a material adverse effect on the Company. Any state or federal regulatory review of the Company, regardless of the outcome, would be both costly and time consuming.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995, Stark II prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The penalties for violating Stark II include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Stark legislation is broad and ambiguous and interpretative regulations clarifying the provisions of Stark II as it would relate to the Company have not been issued. While the Company believes it is in compliance with the Stark legislation, there can be no assurance this is the case or that the government would not take a contrary view. The violation of Stark I or II by the Company could result in significant fines or penalties and exclusion from participation in the Medicare and Medicaid programs.

         The Company is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and similar state and foreign agencies and authorities.




EMPLOYEES

         As of December 31, 1996, the Company employed 36 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.



EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:


NAME                                AGE     POSITION
----                                ---     --------

William Petty, M.D. . . . . . . . . 54       Chairman of the Board and Chief Executive Officer

Timothy J. Seese. . . . . . . . . . 50       President, Chief Operating Officer and Director

Gary J. Miller, Ph.D. . . . . . . . 49       Vice President Research and Development and Director




David W. Petty. . . . . . . . . . . 30       Vice President, Marketing

Martha Miller . . . . . . . . . . . 51       Vice President, Regulatory Affairs

Marc Olarsch. . . . . . . . . . . . 35       Vice President, Sales

Joel C. Phillips. . . . . . . . . . 29       Treasurer

Betty Petty . . . . . . . . . . . . 54       Secretary


         WILLIAM PETTY, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty has been a Professor at the University of Florida College of Medicine since July 1975 and served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has also served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the JOURNAL OF BONE AND JOINT SURGERY, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, TOTAL JOINT REPLACEMENT, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty does not devote his full business time to the affairs of the Company and currently devotes approximately 50% of his business time to the affairs of the Company.

         TIMOTHY J. SEESE has been President and Chief Operating Officer of the Company since March 1991 and a Director since April 1991. From October 1987 to December 1990, Mr. Seese served as President and Chief Executive Officer of Meritech, Inc., a development stage company involved with infection control products. From December 1986 to October 1987, he served as President of the Critical Care Monitoring Division of Becton Dickinson and Company, a manufacturer and marketer of medical devices upon the acquisition of Deseret Medical, Inc. by Becton Dickinson and Company. From January 1983 to December 1986, he served as Business Unit Director and Director, Marketing and Sales for the Critical Care Business of Deseret Medical, Inc. Division of Warner Lambert, a medical device, pharmaceutical and consumer products company. He received his B.S. in Metallurgical Engineering from the University of Cincinnati and his M.B.A. from Harvard University.

         GARY J. MILLER, PH.D. was a founder and has been the Vice President, Research and Development of the Company since October 1986 and a Director since March 1989. Dr. Miller has been Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine since July 1986. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate professorship in the College of Veterinary Medicine's Small Animal Surgical Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis. Dr. Miller does not devote his full business time to the affairs of the Company and currently devotes approximately 70% of his business time to the affairs of the Company.

         DAVID W. PETTY has been Vice President, Marketing of the Company since April 1993. He has been employed by the Company in successive capacities in the area of Operations and Sales and Marketing for the past eight years, including as Vice President, Operations from April 1991 until April 1993. Mr. Petty received his B.A. from The University of Virginia in 1988. Mr. Petty is the son of Dr.

and Ms. Petty.

         MARTHA MILLER has been Vice President, Regulatory Affairs of the Company since March 1996 and served as Director of Regulatory Affairs from April 1994 until March 1996. Ms. Miller joined the Company after fifteen years at Smith & Nephew and Bristol-Myers Squibb, where she specialized in FDA compliance and other governmental regulations. Ms. Miller received her degree in nursing from Methodist Hospital School of Nursing.

         MARC OLARSCH has been Vice President, Sales since July 1993. From 1984 to July 1993, he was employed by Carapace, the United States subsidiary of Lohmann GmbH & Co., KB, Neuwied, Germany, a manufacturer of orthopaedic casting material, surgical wound dressings and bandages. During his tenure with Carapace, he held the positions of Regional Sales Manager and National Sales Manager. He has extensive experience with group purchasing organizations, independent manufacturers' representatives, as well as company-employed territory managers and sales representatives.

         JOEL C. PHILLIPS has been Treasurer of the Company since March 1996 and Manager, Accounting and Management Information Systems since April 1993. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen & Company. He is responsible for the Company's accounting and control function, as well as the computer-based operating and management information systems. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a certified public accountant.

         BETTY PETTY has been Secretary of the Company since its inception and served as Treasurer and a Director from its inception until March 1996. Ms. Petty is responsible for the development of all of the Company's literature, advertising and corporate events and also serves as Human Resources Coordinator for the Company. Ms. Petty received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty.

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board.

GLOSSARY


ACETABULAR COMPONENT-An orthopaedic implant that attaches to the pelvis replacing the diseased or damaged acetabulum in total hip arthroplasty

ACETABULAR CUP-An orthopaedic implant which replaces the acetabulum in total hip arthroplasty.

ACETABULUM-The hip socket or cup-shaped depression on the external surface of the pelvis, in which the femoral head fits.

ARTHROPLASTY-An operation to restore as far as possible the integrity and functionality of a joint.

ARTICULAR CONTACT STRESS-A measure of force where two moving surfaces make contact; in the case of a normal human joint or an artificial joint, a measure of force between the two surfaces in contact.

BIPOLAR COMPONENT/BIPOLAR PROSTHESIS-An orthopaedic hip implant used with a femoral stem and a femoral head to repair fractures of the neck of the femoral stem when the acetabulum and acetabular cartilage are in good condition.

BONE REMODELING-Reshaping of the bone as a result of stresses applied, sometimes from stresses transferred to the bone by an orthopaedic implant.

BONE SCREWS-Screws used to affix an orthopaedic implant to a bone.

CEMENT-A nonmetallic material used for filling a cavity and attaching implants to bone in joint arthroplasty.

CERAMIC-A glass like material made from metallic oxides used as an alternative to metal in the ball of a ball and socket joint in hip and other large joint orthopaedic implants.

COBALT CHROMIUM ALLAY-A substance primarily composed of a mixture of cobalt and chromium used for orthopaedic implants.

CONSTRAINED CONDYLAR FEMORAL COMPONENT-A type of knee replacement component typically used in revision surgery which compensates for lack of ligamentous stability in the knee joint.

CRUCIATE LIGAMENT SPARING FEMORAL COMPONENT-A total knee replacement component designed specifically for use in situations where the surgeon chooses to maintain a functional or partially functional posterior cruciate ligament (one of the major ligaments in the knee joint). Also called a cruciate retaining femoral component.

EXTRAMEDULLARY ALIGNMENT-A method used in setting the alignment for bone preparation in knee arthroplasty.

FEMORAL-Pertaining to the femur (large bone in the thigh).

FEMORAL HEAD-The ball of the ball and socket hip joint. The artificial ball used to replace the natural ball of a diseased or damaged hip joint.

FEMORAL STEM-An orthopaedic implant placed into the femur or thigh bone in total hip arthroplasty.

FEMUR-The bone located between the hip and the knee (large bone in the thigh).

FINNED KEEL-A shape or geometry of part of a specific design of a tibial component which is implanted into the bone in knee arthroplasty.

FIXATION METHODS-Various methods of fixating implant components of artificial joints to human bone.

FORGING-A fabrication process whereby a metal is heated and hammered into a final shape resulting in a strong, dense part.

HIP ARTHROPLASTY-An operation to restore as far as possible the integrity and functionality of the hip joint.

IMPLANT-A device employed in arthroplasty.

JOINT REPLACEMENT-An arthroplasty procedure where joint functionality is restored as far as possible by totally substituting an artificial joint orthopaedic implant system for a diseased or damaged joint.

KNEE ARTHROPLASTY-An operation to restore as far as possible the integrity and functionality of the knee joint.

MODULAR-Made up of interchangeable parts which, when joined together, comprise an entire orthopaedic implant.

NON-CEMENT-Description of a total orthopaedic implant component or procedure in which bone cement is not used and the metal of the component is placed directly against the bone.

ORTHOPAEDICS-The medical specialty concerned with the preservation, restoration and development of form and function of the musculoskeletal system, extremities, spine and associated structures by medical, surgical and physical methods.

OSTEOARTHRITIS-Degenerative joint disease occurring chiefly in older persons, characterized by degeneration of the cartilage and bone and changes in the synovial membrane. It is accompanied by pain and stiffness, particularly after prolonged activity.

PATELLA-A triangular sesamoid bone situated at the front of the knee (knee cap).

PATELLA TRACKING-The action of the knee cap or patella gliding over the surface of the end of the femur or thighbone when the knee bends and straightens. Also the action of a patellar component gliding over the surface of a femoral component in a knee with a total knee arthroplasty.

POLYETHYLENE-A plastic polymer in the thermoplastic group compatible with tissue in the body.

POLYETHYLENE CUP LINER-An ultra-high molecular weight polyethylene insert which provides the articular surface inside an acetabular cup.

POROUS COATING-A coating made of metal beads applied by heat and pressure to the metal surface of an orthopaedic implant that promotes bony ingrowth in order to hold the orthopaedic implant in place.

POSTERIOR STABILIZED FEMORAL COMPONENT-A knee component which fits on the end of the femur and is used in situations where the surgeon chooses to eliminate the posterior cruciate ligament, one of the major ligaments in the knee joint. The component replaces to some degree the function of the posterior cruciate ligament.

PRESS FIT-A method of fixation using a wedge-fit, rather than cement.

PRIMARY SYSTEMS-Orthopaedic implants which are designed to replace the natural joint.

RECONSTRUCTIVE IMPLANT DEVICES-Orthopaedic implants which are implanted to reconstruct major joints which have been damaged by degenerative bone disease or accident.

REVISION SYSTEMS-Orthopaedic implants, which are designed to replace a failed orthopaedic implant.

TIBIA-The inner and larger bone of the leg below the knee (shin bone).

TITANIUM-A metal used primarily in non-cemented applications in joint arthroplasty.

TOTAL JOINT ARTHROPLASTY-An operation to replace a diseased or damaged joint of the body with artificial implants usually to reduce pain and restore function in the joint.

TOTAL JOINT IMPLANTS-Implants used in total joint arthroplasty.

TRAPEZOID KEEL WITH STEM AUGMENTATION-A geometry of a specific design of tibial component that allows for attaching space-filling metal blocks and stems to fill bone defects in the tibia in knee arthroplasty.

UNICOMPARTMENTAL IMPLANTS-Implants designed to resurface only one compartment of a human knee.

UNIPOLAR PROSTHESIS-A large hemispherical implant component which is attached to a femoral stem in a partial hip arthroplasty

ITEM 2.   PROPERTIES

         The Company maintains its corporate headquarters and a warehouse for its business operations, consisting of approximately 12,000 square feet, located in Gainesville, Florida, under a two-year lease which commenced on July 1, 1996. The lease does not provide for any renewal of the term thereof. The Company's monthly lease payments are approximately $5,523, for an annual lease payment of approximately $66,276, which amounts do not include the Company's share of applicable sales taxes related to rental payments, county real estate taxes and public utility charges. The Company also owns a total of approximately eight acres of land in Gainesville, Florida. The Company anticipates that it will require more space in connection with the expansion of its business. The Company is currently in development of an architectural and engineering plan for a new facility to be built on a portion of such land and to be used by the Company for principal executive offices, research and development laboratories and manufacturing.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On December 13, 1994, a products liability action was commenced by Marilyn Evans and Phillips Evans against the Company in the Circuit Court for Pinellas County, Florida regarding the acetabular components of the Company's total hip replacement system. As part of this action, the plaintiffs alleged that following total hip replacement surgery the plaintiff suffered personal injury as a result of the deterioration of the Company's implanted acetabular components. The plaintiffs were seeking unspecified monetary damages against the Company as a result of its alleged breach of warranty respecting the total hip replacement system. The Company was represented by its insurance carrier in the action. Although the Company believed that the action was without merit, the insurance carrier settled with the plaintiffs in 1996 for $80,000. The Company's liability was the $10,000 deductible associated with the insurance policy.

         On April 3, 1995, Joint Medical Products, Inc. ("Joint Medical") commenced an action (the "Action") against the Company, and many of its competitors, alleging the infringement of a United States patent held by Joint Medical entitled "Ball and Socket Bearing for Artificial Joint" (the "Ball and Socket Patent"). As part of the Action, Joint Medical alleged that the Company's manufacture and sale of certain orthopaedic implants was an infringement of the Ball and Socket Patent. The Company and Joint Medical entered into a Tolling Agreement, effective as of April 3, 1995, pursuant to which the parties agreed that the Action would be dismissed without prejudice as to the Company. The Tolling Agreement further provided that neither the Company nor Joint Medical would commence any further action regarding the Company's alleged infringement of the Ball and Socket Patent until the rendering of a decision by the Board of Patent Appeals and Interferences regarding such alleged patent infringement. In accordance with the Tolling Agreement, the Action was dismissed as against the Company, among others, as of July 28, 1995. During 1996, the Board of Patent Appeals and Interferences ruled in Joint Medical's favor and allowed the filing of claims to continue. On January 28, 1997, Joint Medical filed a complaint in the U.S. District Court for the District of Connecticut against the Company seeking injunctive relief and unspecified monetary damages. The Company believes, based upon a reasoned opinion of patent counsel, Spensley Horn Jubas & Lubitz, that Joint Medical's claims are without merit and that its orthopaedic implants do not infringe upon the Ball and Socket Patent.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.



PART  II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "EXAC" since May 30, 1996, the date of the IPO. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

                                                     HIGH             LOW
                                                     ----             ---
1996

Second Quarter (beginning May 30, 1996)            $11.00           $8.00
Third Quarter                                        8.13            5.00
Fourth Quarter                                      12.25            7.00

1997

First Quarter (through February 28, 1997)          $10.00           $7.75

         No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all future earnings for the operation and expansion of its business and does not anticipate the payment of dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant.

         As of March 3, 1997, the Company had approximately 228 stockholders of record. There are in excess of 400 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.


                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                         1992         1993        1994         1995         1996
                                     ------------   ----------  ----------   ----------  -----------
STATEMENT OF OPERATIONS DATA:

Net Sales                              $3,722,478   $4,675,505  $5,355,804   $9,118,075  $13,839,976
Cost of goods sold                        941,528    1,360,025   1,586,633    2,995,955    4,683,875
Gross Profit                            2,780,950    3,315,480   3,769,171    6,122,120    9,156,101
Operating Expenses
    Sales and marketing                 1,101,678    1,405,043   1,500,514    2,326,286    3,525,834
    General and administrative            589,369      594,645     750,669    1,033,319    1,346,304
    Research and development              258,738      488,029     597,812      722,118      750,256
    Royalties                               3,189       11,686      14,767      210,127      571,807
    Depreciation and amortization          89,456      142,481     224,624      350,612      509,236
Total operating expenses                2,042,430    2,641,884   3,088,386    4,642,462    6,703,437
Income from operations                    738,520      673,596     680,785    1,479,658    2,452,664
Other income (expense):
    Interest income
       (expense), net                    (95,274)    (137,448)   (158,288)    (273,110)       12,336
    Income from sub-license
       agreement, net                           -            -           -      170,534      100,000
    Equity in net loss of
       subsidiary                               -            -           -     (22,361)     (59,486)
Income before provision for
    income taxes                          643,246      536,148     522,497    1,354,721    2,505,514
Provision for income taxes                225,586      182,709     176,369      527,793      950,906
Net Income                                417,660      353,439     346,128      826,928    1,554,608
Preferred stock dividends                       -        8,194      19,298       22,798       10,154
Net income available to
    common shareholders                   417,660      345,245     326,830      804,130    1,544,454
Net income per common and
    common equivalent share                 $0.15        $0.12       $0.11        $0.27        $0.37



BALANCE SHEET DATA:
Total current assets                   $4,029,368   $4,128,169  $4,781,430   $8,411,133  $17,358,859
Total assets                            4,423,050    5,035,368   6,296,745   10,620,750   21,107,072
Total current liabilities               1,926,356    1,940,097   1,896,488    4,476,374    2,182,278
Total liabilities                       2,485,352    2,509,605   3,210,993    6,452,479    2,527,297
Total preferred stock                           -      241,220     241,220      291,220            -
Total common shareholders' equity       1,937,698    2,284,543   2,844,532    3,877,051   18,579,775


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

         The Company develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians. Sales of hip implant products historically accounted for most of the Company's revenues and profits; however, since 1995, sales of knee implant products have accounted for an increasing portion of its revenues and profits. The Company anticipates that sales of knee implant products will continue to account for an increasing portion of its revenues and profits. Furthermore, the Company anticipates that overall profit margins in the hip implant market may decline as a result of increasing price competition.

         The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                 EXACTECH, INC.
                         SALES SUMMARY BY PRODUCT LINE

                                                                                YEAR ENDED
                                        -------------------------------------------------------------------------------------
                                            DECEMBER 31, 1994               DECEMBER 31, 1995            DECEMBER 31, 1996
HIP PRODUCTS                            UNITS       $         %        UNITS       $         %      UNITS       $         %
                                        -----     -----    ------     ------     -----    ------   ------    ------    ------
    Cemented                            4,669     2,554     47.7%      5,207     2,567     28.2%    5,370     2,339     16.9%
    Porous Coated                       4,367     1,988     37.1%      4,321     1,931     21.2%    5,354     1,932     14.0%
    Revision                               -         -        -           -         -        -          4         9      0.1%
    Bipolar                               814       394      7.4%        846       460      5.0%      835       459      3.3%
                                        -----     -----    ------     ------     -----    ------   ------    ------    ------
Total Hip Products                      9,850     4,936     92.2%     10,374     4,958     54.4%   11,563     4,739     34.3%

KNEE PRODUCTS
    Cemented Cruciate Sparing             272       212      3.9%      3,220     1,932     21.2%    9,174     4,515     32.6%
    Cemented Posterior Stabilized          -         -       0.0%      1,233       726      7.9%    3,536     1,969     14.2%
    Porous Coated                          30        52      1.0%        571       811      8.9%    1,315     1,775     12.8%
                                        -----     -----    ------      -----     -----    ------   ------    ------    ------
Total Knee Products                       302       264      4.9%      5,024     3,469     38.0%   14,025     8,259     59.6%

Instrument Sales and Rental                         122      2.3%                  644      7.1%                773      5.6%
Miscellaneous                                        34      0.6%                   47      0.5%                 69      0.5%
                                                  =====    ======                =====    ======             ======    ======
Total                                             5,356    100.0%               9,118     100.0%             13,840    100.0%


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales increased by $4,721,901, or 52%, to $13,839,976 in the year ended December 31, 1996, from $9,118,075 in the year ended December 31, 1995. U.S. sales increased 40%, to $11,715,120 in the year ended December 31, 1996, from $8,374,375 in the year ended December 31, 1995. International sales increased 186%, to $2,124,856 in the year ended December 31, 1996, from $743,700 in the year ended December 31, 1995. As a percentage of sales, international sales increased from 8% in the year ended December 31, 1995, to 15% in the year ended December 31, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the year ended December 31, 1996, increased by 179% on a unit basis and by

138% on a dollar basis from the year ended December 31, 1995, as a result of the continued full-scale marketing of the Optetrak7 knee system. Sales of hip implant products for the year ended December 31, 1996 increased by 11.5% on a unit basis and decreased by 4.4% on a dollar basis from the year ended December 31, 1995. The average selling price reductions in the hip system are the result of increased unit sales of lower priced products including the MCS7 screw and the Opteon7 medium demand stem. Specifically, the MCS7 screw system accounted for 901 units of the 1,189 hip units increase in 1996 sales while providing only 3% of hip system sales. Hip and knee instrument sales and rentals increased to $772,554 in the year ended December 31, 1996, from $644,316 in the year ended December 31, 1995 as international knee instrument sales increased.

         Gross profit increased by $3,033,981, or 50%, to $9,156,101 in the year ended December 31, 1996, from $6,122,120 in the year ended December 31, 1995. As a percentage of sales, gross profit decreased to 66% in the year ended December 31, 1996, from 67% in the year ended December 31, 1995. The decrease was primarily the result of an increased mix of international sales. International sales are typically at lower gross profit margins. However, the Company does not incur commission expense on such sales.

         Total operating expenses increased by $2,060,975, or 44%, to $6,703,437 in the year ended December 31, 1996, from $4,642,462 in the year ended December 31, 1995. Operating expenses decreased as a percentage of sales in the year ended December 31, 1996, to 48% from 51% in the year ended December 31, 1995. Sales and marketing expenses increased by $1,199,548, or 52%, to $3,525,834 in the year ended December 31, 1996, from $2,326,286 in the year ended December 31, 1995. As a percentage of sales, sales and marketing expenses remained relatively constant between the year ended December 31, 1996 and the year ended December 31, 1995 at 26% and 25%, respectively. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $312,985, or 30%, to $1,346,304 in the year ended December 31, 1996, from $1,033,319 in the year ended December 31, 1995. As a percentage of sales, general and administrative expenses decreased to 10% in the year ended December 31, 1996, from 11% in the year ended December 31, 1995. Total general and administrative expenses increased on a dollar basis during the most recent year as compared to the prior year primarily as a result of additional product liability insurance expense resulting from increased sales and the hiring of additional staff.

         Research and development expenses increased by $28,138, or 4%, to $750,256 in the year ended December 31, 1996 from $722,118 in the year ended December 31, 1995, as product development expenses for the revision knee and hip systems increased while product development expenses for the primary knee systems decreased. Research and development expenses were 5% and 8% of sales for 1996 and 1995, respectively.

         Depreciation and amortization increased to $509,236 in the year ended December 31, 1996, from $350,612 in the year ended December 31, 1995. Depreciation and amortization expenses increased in the most recent year as a result of the increased investment in hip and knee instrumentation. During the year ended December 31, 1996, $1,332,759 of such instruments were placed in service and capitalized, resulting in the increase in depreciation and amortization expenses.

         Royalty expenses increased by $361,680, to $571,807 in the year ended December 31, 1996, from $210,127 in the year ended December 31, 1995, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. In 1996, the Company accrued royalty expenses of $307,801 in connection with the license agreement with the Hospital for Special Surgery and $187,773 in connection with consulting agreements. As a percentage of sales, royalty expenses were 4.1% and 2.3% in the years ended December 31, 1996 and 1995, respectively.

         The Company's income from operations increased by $973,006, or 66%, to $2,452,664 in the year ended December 31, 1996, from $1,479,658 in the year ended December 31, 1995. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

         The Company recognized net interest income of $12,336 in the year ended December 31, 1996, as compared to net interest expense of $273,110 in the year ended December 31, 1995. Interest expense of $239,623 for the year ended December 31, 1996, was offset by $251,959 of interest income as the proceeds of the Company's IPO consummated in June 1996 were invested in short-term commercial paper and government backed securities. The outstanding principal balance of the Company's debt averaged approximately $2,900,000 and $1,427,000 during 1995 and 1996, respectively. The weighted average interest rate on such debt was 9.87% and 8.56% for 1995 and 1996, respectively.

         In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. The investment is accounted for by the equity method. Included in other income and expenses for the year ended December 31, 1996, are $59,486, the Company's equity share in the net loss of Techmed and the recognition of sublicense income of $100,000.

         The Company entered into a sublicense agreement (the "Sublicense Agreement") with SDP pursuant to which the Company received a $250,000 license fee in 1995. Under the terms of the sublicense agreement, an advance on potential royalties in the amount of $100,000 was paid to the Company. The $100,000 advance is non-refundable to the extent that the sub-licensee does not receive FDA clearance to market the product. During 1996, the Company was notified by the sublicensee that initial applications for FDA clearance to market had been denied. Accordingly, the $100,000 was recognized as sublicense income because the $100,000 was fully earned by the Company.

         Income before provision for income taxes increased by $1,150,793, or 85%, to $2,505,514 in the year ended December 31, 1996, from $1,354,721 in the year ended December 31, 1995. The provision for income taxes was $950,906 in the year ended December 31, 1996, compared to $527,793 in the year ended December 31, 1995.

         All outstanding shares of the Company's preferred stock were either converted to Common Stock or redeemed in the year ended December 31, 1996. As a result, preferred stock dividends for the year ended December 31, 1996, decreased to $10,154 from $22,798 in the year ended December 31, 1995. As a result, the Company had net income of $1,544,454 in the year ended December 31, 1996, compared to $804,130 in the year ended December 31, 1995, a 92% increase.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net sales increased by $3,762,271, or 70%, to $9,118,075 in 1995 from $5,355,804 in 1994. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of cemented hip implant products increased by 11.5% on a unit basis and by 0.5% on a dollar basis from 1994 to 1995. Cemented hip implants increased on a unit basis largely due to increased sales of the Opteon/registered trademark/ moderate demand femoral stem. While overall unit volume of cemented implants increased, the Opteon/registered trademark/ stem was substituted by some customers for the Company's high demand cemented stem. The list price for the Opteon/registered trademark/ stem is $999 and the list price for the high demand cemented stem is $1,695. Therefore, the average price of total cemented hip implant sales declined. The Company expects that this shift in product mix will continue in the future but at a somewhat slower rate. Sales of porous coated hip implants decreased by 1.1% on a unit basis and by 2.9% on a dollar basis. The price reductions typically were granted in response to competitive quotes. Sales of instruments and revenue from rental charges for instruments are included in net sales and also increased from 1994 to 1995.

         Gross profit increased by $2,352,949, or 62%, to $6,122,120 in 1995 from $3,769,171 in 1994. As a percentage of sales, gross profit decreased to 67% in 1995 from 70% in 1994. The decrease was primarily due to the increased proportional sales of cemented hip implants, which have a lower gross profit margin, and a corresponding decrease in sales of porous coated hip products, which have a higher gross profit margin. The decrease was also due to decreased selling prices of porous coated implant products and increased international sales. The decrease in gross profits from sales of hip implants was partially offset by increased sales of knee implants, from which the Company typically realizes higher gross profit margins.

         Total operating expenses increased by $1,554,076, or 50%, to $4,642,462 in 1995 from $3,088,386 in 1994. Sales and marketing expenses, the largest component of total operating expenses, increased by $825,772, or 55%, to $2,326,286 in 1995 from $1,500,514 in 1994. Sales and marketing expenses declined as a percentage of sales to 26% in 1995 from 28% in 1994. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The remaining fixed component of these expenses was spread over a larger sales volume in 1995, resulting in sales and marketing expenses constituting a lower percentage of sales.

         General and administrative expenses increased by $282,650, or 38%, to $1,033,319 in 1995 from $750,669 in 1994. Total general and administrative expenses increased primarily as a result of the hiring of additional staff and increases in administrative expenses associated with the expansion of the Company. As a percentage of sales, general and administrative expenses decreased to 11% in 1995 from 14% in 1994.

         Research and development expenses increased by $124,306, or 21%, to $722,118 in 1995 from $597,812 in 1994, primarily as a result of an increase in project expenses and the addition of a designer-draftsman to support the expanded number of hip and knee development programs. Research and development expenses were 8% and 11% of sales for 1995 and 1994, respectively.

         Depreciation and amortization increased to $350,612 in 1995 from $224,624 in 1994, as a result of the addition of fixed assets.

         Royalty expenses increased by $195,360, to $210,127 in 1995 from $14,767 in 1994 primarily as a result of sales of knee implant products. In 1995, the Company accrued royalty expenses of $89,274 in connection with the license agreement with the Hospital for Special Surgery and $108,853 in connection with consulting agreements. As a percentage of sales, royalty expenses were 2.3% and 0.3% in 1995 and 1994, respectively.

         The Company's income from operations increased by $798,873, or 117%, to $1,479,658 in 1995 from $680,785 in 1994. The increase was attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

         Net interest expense increased to $273,110 in 1995 from $158,288 in 1994 as outstanding indebtedness increased from 1994 to 1995. The outstanding principal balance of the Company's debt averaged approximately $2,059,000 and $2,900,000 during 1994 and 1995, respectively. The weighted average interest rate on such debt was 8.25% and 9.87% for 1994 and 1995, respectively.

         The Company entered into the Sublicense Agreement with SDP pursuant to which the Company received a $250,000 license fee in 1995. The Company realized income of $170,534 in 1995 from the Sublicense Agreement, representing the $250,000 license fee net of expenses incurred under the license agreement pursuant to which the Company obtained the rights to the sublicensed technology. Included in other expense in 1995 is equity in the net loss of the Techmed subsidiary of $22,361.

         Income before provision for income taxes increased by $832,224, or 159%, to $1,354,721 in 1995 from $522,497 in 1994. The provision for income taxes was $527,793 in 1995 compared to $176,369 in 1994. The increase resulted from the increase in income before provision for income taxes and an increase in the tax rate to 39% in 1995 compared to 33.8% in 1994. Preferred stock dividends increased in 1995 to $22,798 from $19,298 in 1994. As a result, the Company had net income of $804,130 in 1995 compared to $326,830 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 1996, the Company had working capital of $15,176,581 compared to $3,934,759 at December 31, 1995. As a result of operating, investing and financing activities, cash and cash equivalents at December 31, 1996 increased to $3,992,442 from $201,979 at December 31, 1995. In June 1996, the Company consummated the IPO resulting in net proceeds to the Company of $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses. The significant increase in working capital is primarily the result of the proceeds from the IPO. The proceeds of the IPO have been and will be used primarily to repay outstanding debt, to purchase inventory and equipment, for research and development and for working capital and general corporate purposes. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next twelve months.

OPERATING ACTIVITIES

      Operating activities provided net cash of $8,951 in the year ended December 31, 1996 compared to using net cash of $956,834 in the year ended December 31, 1995. The primary reason for the change was a lower increase in inventory during 1996 of $1,303,401 as compared to the $2,636,627 increase in inventory that occurred during 1995. Another factor resulting in less cash being used in operating activities for the year ended December 31, 1996, was reduced growth in trade receivables. Cash required as a result of the increase in trade receivables was $660,735 during 1996, as compared to $1,107,845 during 1995.

FINANCING ACTIVITIES

      The Company had entered into a loan agreement with Merrill Lynch Business Financial Services, Inc. (the "Lender") which provided for a term loan in the amount of $1,250,000 and a $3,000,000 line of credit which expired in June 1996. In June 1996, the Company used a portion of the net proceeds of the IPO to repay the $1,047,825 outstanding under the term loan and the $2,826,712 outstanding balance under the line of credit. William Petty and Betty Petty, executive officers and principal shareholders of the Company, had personally guaranteed the repayment of the Company's obligations under the loan agreement with the Lender. The Company has negotiated a new loan agreement with the Lender providing for a $3,000,000 line of credit and the elimination of the personal guarantees of William Petty and Betty Petty.

      The Company had a term loan secured by real property. In August 1996, the Company repaid the term loan, which was secured by certain of the Company's real property, with a portion of the net proceeds of the IPO.

      The Company had issued an aggregate of $500,000 in principal amount of its 8% Subordinated Debentures (the "8% Debentures") to Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company. Interest on the 8% Debentures accrued at the rate of 8% per annum and was payable quarterly. The Company redeemed $50,000 of the 8% Debentures in 1995 and redeemed the outstanding $450,000 of 8% Debentures in full on June 19, 1996; with a portion of the net proceeds of the IPO, at a redemption price equal to the outstanding principal amount thereof. In connection with the issuance of the 8% Debentures, the Company issued to the holders thereof warrants (the "Debenture Warrants") to purchase 32,194 shares of Common Stock at an exercise price per share equal to $6.00 (75% of the initial public offering price of the Common Stock-$8.00). The Debenture Warrants are exercisable during the three-year period commencing on the date of the IPO (June 4, 1996). In addition, in April and May 1995, the Company issued an aggregate of $310,000 in principal amount of its 10% Subordinated Convertible Debentures (the "10% Debentures"), of which $100,000 was issued to Alan Chervitz, a shareholder of the Company. Interest on the 10% Debentures accrued at the rate of 10% per annum and was payable quarterly. As a result of the IPO, $280,000 of the 10% Debentures was converted to Common Stock. The remaining $30,000 of the 10% Debentures was redeemed as provided in the original agreement.

         Net cash provided by financing activities increased from $1,866,169 during 1995, to $9,017,468 during 1996. The primary reason for the increase in cash provided by financing activities was the net proceeds derived from the Company's IPO.

INVESTING ACTIVITIES

         The Company has invested the remaining proceeds of the IPO in short-term investments. As of December 31, 1996, $3,083,788 was invested in United States Treasury Notes with maturities ranging from June 30, 1997 through July 31, 1997 and yielding from 5.57% to 5.75%, and $3,600,894 was invested in Merrill Lynch=s Institutional Investment Fund and Money Market Fund comprised of commercial paper and government backed securities yielding a return of approximately 5%. During 1996, net cash used in investing activities increased to $5,235,956 as compared to $974,772 in 1995. This increase was primarily due to the increase in short term investments and an increase in purchases of property and equipment during 1996.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

      The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----

   Independent Auditors' Report                                                    32

   Balance Sheets as of December 31, 1995 and December 31, 1996                    33

   Statements of Income for the Years Ended December 31, 1994, 1995 and 1996       35

   Statement of Changes in Common Shareholders' Equity for the
            Years Ended December 31, 1994, 1995 and 1996                           36

   Statements of Cash Flows for the Years Ended                                    37
            December 31, 1994, 1995 and 1996

   Notes to Financial Statements for the Years Ended                               38
            December 31, 1994, 1995 and 1996

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive Suite 2801
Jacksonville, FL  32202



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the "Company") as of December 31, 1995 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Exactech, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

February 7, 1997


EXACTECH, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
---------------------------------------------------------------------------------------------------



ASSETS                                                                 1995              1996
                                                                    ------------     --------------

    CURRENT ASSETS:
      Cash and cash equivalents                                    $    201,979      $   3,992,442
      Short-term investments                                                  -          3,083,788
      Trade receivables (net of allowance of $13,500 and $37,164)     1,802,129          2,462,864
      Prepaid expenses and other assets                                  84,670            194,009
      Inventories                                                     6,322,355          7,625,756
                                                                   -------------     --------------
         Total current assets                                         8,411,133         17,358,859

    PROPERTY AND EQUIPMENT:
      Machinery and equipment                                         2,504,130          4,174,394
      Furniture and fixtures                                            101,137            115,089
                                                                   -------------     --------------
         Total                                                        2,605,267          4,289,483
      Accumulated depreciation                                         (881,747)        (1,322,392)
                                                                   -------------     --------------
         Net property and equipment                                   1,723,520          2,967,091


    OTHER ASSETS:
      Land held for future use                                          263,301            263,301
      Investment in subsidiary                                           67,987            100,638
      Deferred financing costs, net                                      56,152             21,296
      Deferred stock issuance costs                                      10,000                  -
      Advances and deposits                                               2,442              2,442
      Patents and trademarks, net of accumulated amortization            86,215            393,445
                                                                   -------------     --------------
         Total other assets                                             486,097            781,122


                                                                   -------------     --------------
TOTAL ASSETS                                                       $ 10,620,750      $  21,107,072
                                                                   =============     ==============




See notes to audited financial statements


EXACTECH, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
-----------------------------------------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY                                                  1995                1996
                                                                                  -----------         -----------

    CURRENT LIABILITIES:
      Accounts payable                                                            $ 1,439,598         $ 1,430,321
      Borrowings under line of credit                                               1,844,266                --
      Income taxes payable                                                            275,991              40,986
      Current portion of long-term debt and capital lease obligations                 266,389              32,861
      Commissions payable                                                             351,431             373,900
      Royalties payable                                                               232,735             168,387
      Other liabilities                                                                65,964             135,823
                                                                                  -----------         -----------
         Total current liabilities                                                  4,476,374           2,182,278

    DEFERRED INCOME TAXES                                                             213,796             326,875
    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    1,002,309              18,144
      NET OF CURRENT PORTION
    SUBORDINATED DEBENTURES-RELATED PARTIES                                           550,000                   -
    SUBORDINATED DEBENTURES-OTHER                                                     210,000                   -

                                                                                  -----------         -----------
         Total liabilities                                                          6,452,479           2,527,297

    CONTINGENCIES (Note 6)

    MANDATORILY REDEEMABLE PREFERRED STOCK:
      Series A Preferred Stock, $.01 par value; 13,622 shares                         136,220                   -
         authorized, issued and outstanding; liquidation value $ 136,220
      Series C Preferred Stock, $.01 par value; 5,000 shares                           50,000                   -
         authorized, issued and outstanding; liquidation value $ 50,000
    NONREDEEMABLE PREFERRED STOCK:
      Series B Preferred Stock, $.01 par value; 20,000 shares                         105,000                   -
         authorized; 10,500 shares issued and outstanding ;
         liquidation value $105,000

    COMMON SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; 15,000,000 shares authorized                       29,539              48,604
         2,953,903 and 4,860,434 shares issued and outstanding
      Additional paid-in capital                                                    1,676,383          14,815,588
      Retained earnings                                                             2,171,129           3,715,583

                                                                                  -----------         -----------
         Total common shareholders' equity                                          3,877,051          18,579,775


                                                                                  -----------         -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $10,620,750         $21,107,072
                                                                                  ===========         ===========

See notes to audited financial statements


EXACTECH, INC.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
---------------------------------------------------------------------------------------------------------



                                                          1994               1995              1996
                                                      --------------    ---------------    --------------

NET SALES                                             $   5,355,804     $    9,118,075     $  13,839,976

COST OF GOODS SOLD                                        1,586,633          2,995,955         4,683,875
                                                      --------------    ---------------    --------------

           Gross profit                                   3,769,171          6,122,120         9,156,101

OPERATING EXPENSES:
     Sales and marketing                                  1,500,514          2,326,286         3,525,834
     General and administrative                             750,669          1,033,319         1,346,304
     Research and development                               597,812            722,118           750,256
     Depreciation and amortization                          224,624            350,612           509,236
     Royalties                                               14,767            210,127           571,807
                                                      --------------    ---------------    --------------
           Total operating expenses                       3,088,386          4,642,462         6,703,437
                                                      --------------    ---------------    --------------

INCOME FROM OPERATIONS                                      680,785          1,479,658         2,452,664

OTHER INCOME (EXPENSE):
     Interest income (expense)                             (158,288)          (273,110)           12,336
     Income from sub-license agreement, net                       -            170,534           100,000
     Equity in net loss of subsidiary                             -            (22,361)          (59,486)
                                                      --------------    ---------------    --------------
INCOME BEFORE PROVISION FOR                                 522,497          1,354,721         2,505,514
     INCOME TAXES

PROVISION FOR INCOME TAXES
     Current                                                105,347            443,599           837,831
     Deferred                                                71,022             84,194           113,075
                                                      --------------    ---------------    --------------
                                                            176,369            527,793           950,906
                                                      --------------    ---------------    --------------
NET INCOME                                                  346,128            826,928         1,554,608

PREFERRED STOCK DIVIDENDS                                    19,298             22,798            10,154
                                                      --------------    ---------------    --------------
NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                              $     326,830     $      804,130     $   1,544,454
                                                      ==============    ===============    ==============

NET INCOME PER COMMON AND
     COMMON SHARE EQUIVALENT                          $        0.11     $         0.27     $        0.37
                                                      ==============    ===============    ==============

WEIGHTED AVERAGE COMMON
     AND COMMON SHARE
     EQUIVALENTS OUTSTANDING                              2,975,252          3,022,735         4,150,584
                                                      ==============    ===============    ==============


See notes to audited financial statements


EXACTECH, INC.

STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
---------------------------------------------------------------------------------------------------------------------------


                                                                                                                  TOTAL
                                                                                   ADDITIONAL                    COMMON
                                                            COMMON STOCK             PAID-IN      RETAINED     SHAREHOLDERS'
                                                        SHARES         AMOUNT        CAPITAL      EARNINGS       EQUITY
                                                     -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1993                             2,849,825    $    28,498    $ 1,215,876   $ 1,040,169   $ 2,284,543
    Issuance of common stock                              63,405            634        232,525                     233,159
    Dividends on preferred stock                                                                     (19,298)      (19,298)
    Net Income                                                                                       346,128       346,128
                                                     -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1994                             2,913,230         29,132      1,448,401     1,366,999     2,844,532
    Issuance of common stock                              15,548            156        104,244                     104,400
    Exercise of stock options                             25,125            251         82,098                      82,349
    Tax benefit from exercise                                                           41,640                      41,640
      of stock options
    Dividends on preferred stock                                                                     (22,798)      (22,798)
    Net income                                                                                       826,928       826,928
                                                     -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1995                             2,953,903         29,539      1,676,383     2,171,129     3,877,051

    Issuance of common stock                           1,840,000         18,400     12,639,510                  12,657,910
    Issuance of common stock on                           38,874            388        279,612                     280,000
      conversion of subordinated debt
    Issuance of common stock on                           26,907            269        214,991                     215,260
      conversion of preferred stock
    Dividends on preferred stock                                                                     (10,154)      (10,154)
    Exercise of stock options                                750              8          4,992                       5,000
    Exercise of warrants                                                                   100                         100
    Net income                                                                                     1,554,608     1,554,608
                                                     -----------    -----------    -----------   -----------   -----------

Balance, December 31, 1996                             4,860,434    $    48,604    $14,815,588   $ 3,715,583   $18,579,775
                                                     ===========    ===========    ===========   ===========   ===========



    See notes to audited financial statements

EXACTECH, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
-------------------------------------------------------------------------------------------------------------



                                                                    1994            1995            1996
                                                                -------------   -------------   -------------
OPERATING ACTIVITIES:
   Net Income                                                   $    346,128    $    826,928    $  1,554,608
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities :
      Depreciation and amortization                                  224,624         350,612         509,236
      Equity in net loss of subsidiary                                     -          22,361          59,486
      Deferred income taxes                                           71,022          84,194         113,075
      Increase in trade receivables                                 (170,420)     (1,107,845)       (660,735)
      Increase in inventories                                       (253,911)     (2,636,627)     (1,303,401)
      Decrease (increase) in other prepaids and assets                (8,546)         10,509         (74,483)
      (Decrease) increase in income taxes payable                    (43,792)        385,799        (235,005)
      Increase (decrease) in accounts payable                        490,003         722,625          (9,277)
      Increase in other liabilities                                   58,893         384,610          55,447
                                                                ------------    ------------    ------------
          Net cash provided by (used in) operating activities        714,001       (956,834)           8,951
                                                                ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                              (905,585)       (842,937)     (1,742,768)
   Purchases of short-term investments                                     -               -      (3,083,788)
   Investment in subsidiary                                                -         (90,348)        (92,137)
   Cost of patents and trademarks                                    (28,588)        (41,487)       (317,263)
                                                                -------------   ------------     ------------
          Net cash used in investing activities                     (934,173)       (974,772)     (5,235,956)
                                                                -------------   ------------     ------------

FINANCING ACTIVITIES:
   Proceeds (repayments) under line of credit                       (719,813)      1,144,266      (1,844,266)
   Proceeds from issuance of debt                                    750,000       1,300,000         284,763
   Principal payments on debt                                        (41,138)       (925,861)     (1,521,980)
   Proceeds (repayments) of subordinated debentures                        -         260,000        (480,000)
   Principal payments on capital lease obligations                    (5,579)         (8,711)         (7,945)
   Proceeds from issuance of common stock                            422,699         162,020      14,725,100
   Payment of offering costs                                         (71,771)        (10,000)     (2,052,090)
   Payment of debt issuance costs                                          -         (82,747)              -
   Preferred dividends paid                                          (19,298)        (22,798)        (10,154)
   Proceeds (repayments) of preferred stock                               -           50,000         (75,960)
                                                                -------------   ------------     ------------
          Net cash provided by financing activities                  315,100       1,866,169       9,017,468
                                                                -------------   ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  94,928         (65,437)      3,790,463

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                      172,488         267,416         201,979
                                                                -------------   ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    267,416    $    201,979     $ 3,992,442
                                                                -------------   ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                  $    169,896    $    286,081     $   238,901
      Income taxes                                                   150,941         101,264         779,310
   Noncash investing and financing activities:
      Lease entered into for office equipment                                         29,101
      Relief of compensation accrual on issuance of stock                             24,729
      Conversion of subordinated debt to common stock                                                280,000
      Conversion of preferred stock to common stock                                                  215,260
      Financing of insurance premiums                                                                296,106


See notes to audited financial statements

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------

1.       ORGANIZATION

         Exactech, Inc. (the "Company") was organized in 1985 to develop and market orthopedic implant devices. In 1988, the Company began marketing its first product, a total hip replacement system. In 1994, the Company began marketing a knee system. The Company's principal market is the United States; however, international markets represent approximately fifteen percent of the Company's business.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds and overnight repurchase agreements.

         CONCENTRATION OF CREDIT RISK - The Company's accounts receivable consist primarily of amounts due from hospitals. The Company performs credit evaluations on its customers and generally does not require collateral.

         SHORT TERM INVESTMENTS - The Company invests its excess funds in various high-quality and low-risk investment securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Securities not classified as held to maturity or trading are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. The fair values of the investments are estimated based on quoted market prices. Short-term investments at December 31, 1996, classified as held to maturity, consist of U.S. treasury notes with maturities ranging from June 30, 1997 to July 31, 1997 and yielding from 5.57% to 5.75%. The amortized cost of such short-term investments approximates fair value.

         INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
         INVESTMENT IN SUBSIDIARY - In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. Under terms of the shareholders' agreement, the Company has committed to fund the initial operations of such joint venture in amounts not to exceed approximately $150,000, either through convertible loans or through favorable pricing arrangements described therein. The investment in the subsidiary is accounted for by the equity method and the Company's share of the subsidiary's net earnings (loss) is included as a separate item in the statement of income. Intercompany profits on sales to such subsidiary have been deferred to the extent the subsidiary holds inventory.

         PATENTS AND TRADEMARKS - Patents and trademarks are amortized on a straight-line basis over estimated useful lives ranging from five to seventeen years.

         INCOME TAXES - Deferred income taxes are provided on temporary differences which arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. These differences primarily relate to property and equipment costs and research and development expenses. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

         NEW ACCOUNTING STANDARD - Effective January 1, 1996, the Company adopted SFAS No.123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         RECLASSIFICATIONS - Certain items in the prior year financial statements have been reclassified to conform to the 1996 presentation.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
3.    INCOME TAXES

         The provision for income taxes consists of the following:

         Current:                                       1994          1995          1996
                                                     --------      --------      --------
              Federal                                $ 87,072      $345,980      $694,796
              State                                    18,275        97,619       143,035
                                                     --------      --------      --------
                  Total current                       105,347       443,599       837,831

         Deferred:

              Federal                                  62,201        71,085        98,579
              State                                     8,821        13,109        14,496
                                                     --------      --------      --------
                  Total deferred                       71,022        84,194       113,075
                                                     --------      --------      --------
                  Total Provision                    $176,369      $527,793      $950,906
                                                     ========      ========      ========

         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1994, 1995 and 1996 follows:

                                                                               1994    1995     1996
                                                                               ----    ----     ----
         Statutory Federal rate                                                 35%     35%      35%
         State income taxes (net of Federal income tax benefit)                  3       3        4
         Other                                                                  (4)      1       (1)
                                                                                ---    ----      ---
                                                                                34%     39%      38%
                                                                                ===     ===      ===

         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows:

                                                                                   1995            1996
                                                                                   ----            ----
         Deferred tax liabilities:
              Basis difference in property and equipment                         $188,790        $325,139
              Basis difference in patents                                          32,762          31,219
              Other                                                                18,419          25,231
                                                                               ----------       ---------
                  Gross deferred tax liabilities                                  239,971         381,589
                                                                                ---------       ---------

         Deferred tax assets:
              Basis difference in unconsolidated subsidiary                         8,497          26,134
              Accrued liabilities not currently deductible                         17,678          28,580
                                                                               ----------       ---------
                  Gross deferred tax assets                                        26,175          54,714
                                                                               ----------       ---------

                  Net deferred tax liabilities                                   $213,796        $326,875
                                                                               ==========       =========

         There was no valuation allowance on deferred tax assets at December 31, 1995 and 1996.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
4.       DEBT

         LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:
                                                                                      1995            1996
                                                                                  ----------          ----
         $1,250,000 term loan payable in monthly installments                     $1,145,833       $      -
         of $20,833 plus interest at a variable rate (8.8% as of
         December 31, 1995); paid in full during 1996

         $98,000 term loan payable in monthly installments                            91,521              -
         of $1,208 including monthly interest at prime plus
         1% (9.50% at December 31, 1995); paid in full during 1996

         Capitalized lease obligation payable in monthly installments                 26,473         23,539
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $27,000 as of
         December 31, 1996

         Capitalized lease obligation payable in monthly                               4,871             -
         installments of $643 through August, 1996

         Notes payable to finance company bearing interest                                 -        27,466
         at 7.43% payable in monthly installments through
         February 1997; proceeds used to finance insurance policies

                                                                                  ----------      --------
                  Total long-term debt and capital lease obligations               1,268,698        51,005
                  Less current portion                                              (266,389)      (32,861)
                                                                                  ----------      --------
                                                                                  $1,002,309      $ 18,144
                                                                                  ==========      ========

         The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of December 31, 1996:

                                                                            LONG-TERM      CAPITAL LEASE
                                                                              DEBT         OBLIGATIONS
                                                                            --------       ----------

         1997.............................................................. $ 27,466       $   8,556
         1998..............................................................        -           7,333
         1999..............................................................        -           7,333
         2000..............................................................        -           4,278
                                                                            --------       ---------
                  Total ................................................... $ 27,466          27,500

         Less interest on capital lease obligations ........................                  (3,961)
                                                                                           ---------
                                                                                             $23,539
                                                                                           =========

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
4.  DEBT-(CONTINUED)

         LINE OF CREDIT

         The Company repaid its line of credit with Merrill Lynch Business Financial Services, Inc. during June 1996, with the proceeds of its initial public offering described in Note 11 below. William Petty and Betty Petty, executive officers and principal shareholders of the Company, had personally guaranteed the repayment of the Company's obligations under such line of credit. The Company has negotiated a new loan agreement with Merrill Lynch Business Financial Services, Inc. which provides for a $3,000,000 line of credit and removed William Petty and Betty Petty as personal guarantors.

         SUBORDINATED DEBENTURES

         The Company redeemed $450,000 in principal amount of its 8% Subordinated Debentures held by Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company, during June 1996. In addition, during June 1996; the Company converted to common stock $50,000 in principal amount of its 10% Subordinated Convertible Debentures ("10% Debentures"). During July 1996, the Company redeemed $15,000 of its 10% Debentures. During November 1996, the Company redeemed an additional $15,000 of its 10% Debentures. The remaining $230,000 in principal amount of the 10% Debentures was converted to common stock in November 1996, at a conversion rate per share equal to $7.33.

5.       RELATED PARTY TRANSACTIONS

         Effective as of the consummation of the Company's initial public offering in June 1996, the Company issued options to purchase 20,000 shares of common stock at $8.00 per share to R. Wynn Kearney, Jr. MD, a director of the Company. The options vest over a period of four years and are valid for a period of ten years.

         The Company sells instruments and implants to its unconsolidated subsidiary. Total sales were $61,655 and $99,475 for the years ended December 31, 1995 and 1996, respectively. Trade receivables from such unconsolidated subsidiary totaled $86,912 and $148,051 at December 31, 1995 and 1996, respectively.

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1994, 1995 and 1996, the Company paid royalties aggregating $1,934, $101,393 and $187,773, respectively, pursuant to these consulting agreements.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
6.       CONTINGENCIES

         On January 28, 1997, a competitor filed a complaint and jury demand for patent infringement against the Company. Management has examined the patent and concluded that the structure of the Company's product differs significantly from the teachings of the patent. In addition, the Company has sought the advice of patent counsel and believes that the Company's products do not infringe the competitor's patent.

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

7.       MAJOR CUSTOMER

         During the years ended December 31, 1994 ,1995 and 1996, approximately 11%, 10% and 7%, respectively, of the Company's sales were derived from a major customer. During the year ended December 31, 1996 approximately 13% of the Company's sales were derived from an international distributor of its products.

8.       LICENSE AND SUBLICENSE AGREEMENTS

         During 1994, the Company obtained a license under certain patent rights arising from its funding of research by the University of Florida regarding lower-back implantation procedures. In 1995, the Company sub-licensed such rights to a third party for the net amount of approximately $170,000. The license agreement calls for the Company to pay royalties to the University of Florida upon the successful commercial application of the patent rights. Similar royalties are to accrue to the Company under the sublicense agreement. Under the terms of the sublicense agreement, an advance on potential royalties in the amount of $100,000 was paid to the Company. The $100,000 advance is non-refundable to the extent that the sub-licensee does not receive FDA clearance to market the product. During 1996, the Company was notified by the sublicensee that initial applications for FDA clearance to market had been denied. Accordingly, the $100,000 was recognized as sublicense income due to the fact that the $100,000 was fully earned by the Company.

         During October 1996, the Company licensed patent technology for development of a modular hip system. The patent license fees total $360,000 with $275,000 being paid at time of agreement and an additional $85,000 being payable at time of FDA clearance to market the products.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
9.       MANDATORILY REDEEMABLE PREFERRED STOCK

         SERIES A PREFERRED STOCK - The non-voting Series A Preferred Stock was issued in April 1993 in exchange for land valued at $136,220 and accrued dividends at a rate of 8%, payable quarterly. During June 1996, $110,260 of the Series A Preferred Stock was converted into common stock at the initial public offering price. The remaining $25,960 was redeemed during June 1996. The holders of the Series A Preferred Stock were issued warrants which entitle them to purchase 8,770 shares of the Company's common stock at the initial public offering price. The warrants expire May 30, 1998.

         SERIES C PREFERRED STOCK - In February 1995, the Company issued 5,000 shares of non-voting Series C Preferred Stock at $10.00 per share. The Series C Preferred Stock accrued dividends at a rate of 8%, payable quarterly. During June 1996, the Series C Preferred Stock was redeemed for $50,000. The holder of Series C Preferred Stock was issued warrants which entitle him to purchase 3,000 shares of the Company's common stock immediately following an initial public offering. Such shares may be purchased at the initial public offering price and the warrants expire on May 30, 1999.

10.      NONREDEEMABLE PREFERRED STOCK

         SERIES B PREFERRED STOCK - The non-voting Series B Preferred Stock was issued in April 1993 for cash and accrued dividends at a rate of 8%, payable quarterly. During June 1996, the Series B Preferred Stock was converted into 13,125 shares of common stock.

11.      COMMON STOCKHOLDERS' EQUITY

         COMMON STOCK:

         In late 1993, the Company filed a stock offering circular with the Securities and Exchange Commission ("SEC ") pursuant to Regulation A relating to the proposed issuance of approximately 200,000 shares of common stock for $5 per share. On March 7, 1994, the Company withdrew its offering of common stock pursuant to Regulation A under the Securities Act of 1933, as amended, without any shares having been sold. The Company then filed limited investment offering circulars in several states in which identified potential subscribers reside. Through December 31, 1995, the Company issued 103,670 shares at $5 per share under such offerings.

         In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,840,000 shares of its common stock at an initial offering price of $8.00 per share, yielding gross proceeds of $14,720,000. Net proceeds to the Company as a result of the IPO were $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses in the aggregate of $2,062,090. Upon consummation of the IPO, $50,000 of 10% Debentures was converted to 6,250 shares of common stock.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
         OPTIONS AND STOCK AWARDS:

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

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1995 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                         1995          1996
                                                         ----          ----

            Net earnings           As reported      $  804,130    $  1,544,454
                                   Pro forma           752,090       1,260,323

            Earnings per share     As reported      $   0.27      $      0.37
                                   Pro forma            0.25             0.30


         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 and 0 percent, expected volatility of 70 and 43 percent, risk-free interest rates of 6.8 and
         5.9 percent, and expected lives of 5 and 5 years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------
         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1994, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                             1994                          1995                         1996
                                             ----                          ----                         ----

                                          WEIGHTED AVG.                 WEIGHTED AVG.               WEIGHTED AVG.
                               OPTIONS    EXERCISE PRICE      OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                               -------------------------      ------------------------    ------------------------

Outstanding - beginning         148,967      $ 3.03            159,949     $  3.31         225,386       $  4.77
       of year
Granted                          12,694        6.67             90,637        6.67        341,200           8.14
Exercised                             -                        (25,125)       2.30           (750)          6.66
Expired                          (1,712)       3.64                (75)       6.67         (5,637)          6.21
                                -------                        -------                    -------
Outstanding - end of year       159,949        3.31            225,386        4.77        560,199           5.55
                                =======                        =======                    =======

Options exercisable              88,604        3.56           104,167     $  3.95         172,907       $  4.65
    at year end

Weighted-average fair value of                                          $ 279,887                     $ 1,709,468
  options granted during the year

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:

          EXERCISE         OPTIONS            OPTIONS         WEIGHTED AVERAGE
           PRICE         OUTSTANDING        EXERCISABLE       REMAINING LIFE
          --------       -----------        -----------       ----------------
          $ 2.30            51,075             51,075             4.33
            3.28            59,649             48,497             5.83
            6.67           108,275             44,335             8.15
            8.00           271,200             29,000             9.42
            8.80            70,000                  -             9.42
                           -------            -------             ----
          Total            560,199            172,907             8.33
                           =======            =======             ====

         Remaining non-exercisable options as of December 31, 1996 become exercisable as follows:

                        1997                 95,566
                        1998                 85,327
                        1999                 82,817
                        2000                 82,142
                        2001                 41,440
                                           --------
                                            387,292
                                           ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" contained in the Company's Proxy Statement is incorporated herein by reference.

                           PART IV. OTHER INFORMATION

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)       Financial Statements

          The financial statements filed as part of this report are listed under
          Item 8.

(b)       Reports on Form 8-K

          None

(c)       Exhibits:

EXHIBIT       DESCRIPTION
-------       -----------

3.1           Registrant's Articles of Incorporation, as amended(1)
3.2           Registrant's Bylaws(1)
3.3           Forms of Articles of Amendment to Articles of Incorporation(1)
4.1           Specimen Common Stock Certificate(1)
4.2 Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.3           Form of Underwriter's Warrant(1)
4.4           Specimen Series A Preferred Stock Certificate(1)
4.5           Specimen Series B Preferred Stock Certificate(l)
4.6           Specimen Series C Preferred Stock Certificate(1)
4.7 Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
10.1 Registrant's Employee Stock Option and Incentive Plan, as amended(1) (2)
10.2          Registrant's Directors' Stock Option Plan(1) (2)
10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Executive Officers(1)
10.4 Form of Employment Agreement between the Registrant and William Petty, M.D.(1) (2)
10.5          Form of Employment Agreement between the Registrant and Timothy J.
              Seese(1) (2)
10.6          Form of Employment Agreement between the Registrant and Gary J.
              Miller, Ph.D.(1) (2)
10.7 Working Capital Management Account Term Loan and Security Agreement, dated as of June 23, 1995, as amended, between the Registrant and Merrill Lynch Business Financial Services(1)
10.8 Collateral Installment Note, dated as of June 23, 1995, executed by the Registrant in favor of Merrill Lynch Business Financial Services(1)
10.9 Unconditional Guaranty executed by William Petty, M.D. in favor of Merrill Lynch Business Financial Services(1)
10.10 Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Alan Chervitz and related Registration Rights Agreement dated April 18, 1995(1)
10.11 Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and E. Marlowe Goble and related Registration Rights Agreement dated April 18, 1995(1)
10.12 Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Marc Richman and related Registration Rights Agreement dated April 18, 1995(1)
10.13 Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and David P. Luman and related Registration Rights Agreement dated April 18, 1995(1)
10.14 Subordinated Convertible Debenture Agreement, dated May 2, 1995, between the Registrant and

              Donna C. Phillips and related Registration Rights Agreement dated May 2, 1995(1)
10.15 Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Peggy S. Wolfe and related Registration Rights Agreement dated April 22, 1995(1)
10.16 Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Joaquin J. Diaz and related Registration Rights Agreement dated April 22, 1995(1)
10.17 Letter Agreement, dated December 28, 1992, between the Registrant and Michael Kearney, M.D. regarding purchase of 8% debentures and warrants(1)
10.18 Letter Agreement, dated December 28, 1992, between the Registrant and R. Wynn Kearney, M.D. regarding purchase of 8% debentures and warrants(1)
10.19 First Mortgage Deed and Promissory Note, each dated September 27, 1994, executed by the Registrant in favor of American National Bank of Florida(1)
10.20 Shareholders' Agreement, dated July 19, 1995, between the Registrant and Edoardo Caminita in connection with the formation of Techmed S.p.A.(1)
10.21 Small Business Cooperative Research and Development Agreement, dated December 31, 1995, between the Registrant and The Regents for the University of California, Lawrence Livermore National Laboratory(1)
10.22 Business Lease, dated July 1, 1995, between the Registrant and BCB Partnership(1)
10.23 Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)
10.24 Consulting Agreement, dated January 1, 1993, between the Registrant and William Murray, M.D.(1)
10.25 Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(1)
10.26 Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)
10.27 Consulting Agreement, dated January 1, 1993, between the Registrant and Gary J. Miller, Ph.D.(1)
10.28 Consulting Agreement, dated as of November 1, 1993, between the Registrant and Virginia Mason Clinic (regarding Raymond P. Robinson, M.D.)(1)
10.29 Manufacturers Representative Agreement, dated January 1, 1996, between the Registrant and Prince Medical, Inc.(1)
10.30 Distribution Agreement, dated as of January 1, 1996, between the Registrant and Precision Instruments, Inc.(1)
10.31 Manufacturers Representative Agreement, dated January 31, 1996, between the Registrant and Futur-Tek, Inc.(1)
10.32 Distribution Agreement, dated October 5, 1995, between the Registrant and Techmed S.p.A.(1)
10.33 Distribution Agreement, dated January 1, 1994, between the Registrant and Akaway Medical Co., Ltd.(1)
10.34 Distribution Agreement between the Registrant and MBA Del Principado, S.p.A.(1)
10.35 Distribution Agreement, dated February 1, 1993, between the Registrant and Yu Han Meditech(1)
10.36 Distribution Agreement, dated October 31, 1995, between the Registrant and Buro Ortopedik-Thbbi Malzemeler Ithalat Ihracat Tic. Ltd. (1)
10.37 Technology License Agreement, dated as of August 5, 1991, between the Registrant and Accumed, Inc.(1)
10.38 License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)
10.39 Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)
10.40 License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for

              Special Surgery(1)

10.41         Assignment of Patent, dated November 20, 1995, executed by Phillip
              H. Cripe in favor of the Registrant(1)
10.42 United States Patent No.5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.43 United States Patent No.5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.44 Assignment, dated July 28, 1990, of Locking Surgical Tool Handle System patent(1)
10.45 United States Patent No.5,263,988 for Bipolar Endoprosthesis dated November 23, 1993(1)
10.46 United States Patent No.5,152,799 for Prosthetic Femoral Stem dated October 6, 1992(1)
10.47         Assignment, dated October 31, 1991, of Femoral Stem patent(1)
10.48 Application for United States Patent for an Improved Intramedullary Alignment Guide(1)
10.49 Application for United States Patent for Hole Caps for Prosthetic Implants(1)
10.50 Tolling Agreement, dated April 3, 1995, between the Registrant and Joint Medical Products Corporation(1)
10.51 Patent Agreement, dated October 9, 1995, between the Registrant and Phillip H. Cripe(1)
10.52 Letter Agreements dated March 8, 1993 and April 13, 1993 between the Registrant and Ridgeway Construction(1)
10.53 Letter Agreements dated April 12, 1993 between the Registrant and Bosshardt Realty Services, Inc.(1)
10.54 Copyright Assignment and Consulting Agreement, effective as of April 12, 1993, by and between Walter Reid and the Registrant(1)
10.55 Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57 Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun-Man
10.58 Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco (1)
10.59         Merrill Lynch WCMA line of credit extension dated July 29, 1996
              (3)
11.1          Computation of Earnings Per Share
21.1          Subsidiary of the Registrant(1)
27.1          Financial Data Schedule


              Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

              (1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).

              (2) Management contract or compensation plan.

              (3) Incorporated by reference to exhibit 10 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(d)   Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1996

                                              BALANCE AT     CHARGED TO
                                              BEGINNING       COSTS AND         DEDUCTIONS       BALANCE AT
                                                OF YEAR        EXPENSES        (CHARGEOFFS)      END OF YEAR
                                              ----------     -----------       ------------      -----------
Allowance for doubtful accounts

                                    1994        $3,400          $1,900              -              $5,300
                                    1995         5,300           8,200              -              13,500
                                    1996        13,500          23,664              -              37,164

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         March 19, 1997                     EXACTECH, INC.

                                                     By: /S/ WILLIAM PETTY
                                                     -------------------
                                                     William Petty
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         March 19, 1997                 By:      /S/ WILLIAM PETTY
                                                 -------------------
                                                 William Petty
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (principal executive officer)

         March 19, 1997                 By:      /S/ TIMOTHY J. SEESE
                                                 --------------------
                                                 Timothy J. Seese
                                                 President and Chief
                                                 Operating Officer

         March 19, 1997                 By:      /S/ GARY J. MILLER
                                                 -------------------
                                                 Gary J. Miller
                                                 Vice President and Director

         March 19, 1997                 By:      /S/ JOEL C. PHILLIPS
                                                 ---------------------
                                                 Joel C. Phillips
                                                 Treasurer (principal financial
                                                 and accounting officer)

         March 19, 1997                 By:      /S/ ALBERT BURSTEIN
                                                 -------------------
                                                 Albert Burstein
                                                 Director

         March 19, 1997                 By:      /S/ R. WYNN KEARNEY, JR.
                                                 -------------------------
                                                 R. Wynn Kearney, Jr.
                                                 Director

         March 19, 1997                 By:      /S/ RONALD PICKARD
                                                 -------------------
                                                 Ronald Pickard
                                                 Director

         March 19, 1997                 By:      /S/ P. MICHAEL PRINCE
                                                 ----------------------
                                                 P. Michael Prince
                                                 Director

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------



11.1          Computations of earnings per share

27.1          Financial Data Schedule