Form 10-Q
period 1997-03-31
EXACTECH INC
filed 1997-05-07
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
_____             EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                      Outstanding at April 18, 1997
    Common Stock, $.01 par value                      4,860,434


                                 EXACTECH, INC.

                                      INDEX

                                                                                  PAGE
                                                                                 NUMBER

PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND MARCH 31, 1997        2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH PERIODS ENDED           4
           MARCH 31, 1996 AND MARCH 31, 1997

         CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY              5
           FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED       6
           MARCH 31, 1996 AND MARCH 31, 1997

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS        7
           ENDED MARCH 31, 1996 AND MARCH 31, 1997

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     10
         CONDITION AND RESULTS OF OPERATIONS

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            14


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                     15

    ITEM 2.  CHANGES IN SECURITIES                                                 15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       15

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

    ITEM 5.  OTHER INFORMATION                                                     15

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      15

    SIGNATURES                                                                     16

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                DECEMBER 31,     MARCH 31,
                                                    1996           1997
                                                ------------     ---------

ASSETS

   CURRENT ASSETS

     Cash and cash equivalents                  $ 3,992,442      $ 3,050,597
     Short-term investments                       3,083,788        3,054,290
     Trade receivables                            2,462,864        2,982,380
     Prepaid expenses and other assets              194,009          429,364
     Inventories                                  7,625,756        8,845,836
                                                -----------      -----------
          Total Current Assets                   17,358,859       18,362,467

   PROPERTY AND EQUIPMENT

      Machinery and equipment                     4,174,394        4,246,130
      Furniture and fixtures                        115,089          120,336
                                                -----------      -----------
          Total                                   4,289,483        4,366,466
      Accumulated depreciation                   (1,322,392)      (1,478,395)
                                                -----------      -----------
          Net property and equipment              2,967,091        2,888,071

   OTHER ASSETS

      Land held for future sale                     263,301          263,301
      Investment in Subsidiary                      100,638           85,638
      Deferred financing costs, net                  21,296           13,662
      Advances and deposits                           2,442            1,800
      Patents and trademarks
       (net of amortization)                        393,445          389,684
                                                -----------      -----------
           Total Other Assets                       781,122          754,085
                                                -----------      -----------

TOTAL ASSETS                                    $21,107,072      $22,004,623
                                                ===========      ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                DECEMBER 31,     MARCH 31,
                                                    1996           1997
                                                ------------     ---------
LIABILITIES AND EQUITY

   Current Liabilities

      Accounts payable                         $ 1,430,321       $ 1,683,813
      Income taxes payable                          40,986           230,764
      Current portion of long-term
        debt and leases                             32,861             4,447
      Commissions payable                          373,900           387,491
      Royalties payable                            168,387           193,827
      Other liabilities                            135,823           142,523
                                               -----------       -----------
          Total Current Liabilities              2,182,278         2,642,865

   Deferred income taxes                           326,875           326,875
   Long-term debt and capital lease-
     net of current portion                         18,144            16,873
                                               -----------       -----------
          Total Liabilities                      2,527,297         2,986,613

   COMMON SHAREHOLDERS' EQUITY:

      Common stock                                  48,604            48,604
      Additional paid in capital                14,815,588        14,815,588
      Retained earnings                          3,715,583         4,153,818
                                               -----------       -----------
          Total Common Shareholders' Equity     18,579,775        19,018,010

                                               -----------       -----------

   TOTAL LIABILITIES AND EQUITY                $21,107,072       $22,004,623
                                               ===========       ===========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTH PERIOD
                                                     ENDED MARCH 31,
                                                    1996           1997
                                                ------------     ---------

NET SALES                                       $3,423,629       $4,099,539

COST OF GOODS SOLD                               1,267,332        1,366,685
                                                ----------       ----------

       Gross profit                              2,156,297        2,732,854

OPERATING EXPENSES:

   Sales and marketing                             837,209        1,217,172
   General and administrative                      273,276          359,786
   Research and development                        161,054          241,955
   Depreciation and amortization                   116,075          164,786
   Royalties                                       144,196          188,386
                                                ----------       ----------
       Total operating expenses                  1,531,810        2,082,085
                                                ----------       ----------

INCOME FROM OPERATIONS                             624,487          650,769

OTHER INCOME (EXPENSE)

   Interest income (expense)                      (104,109)          82,820
   Equity in net loss of subsidiary                (18,000)         (15,000)
                                                ----------       ----------
INCOME BEFORE INCOME TAXES                         502,378          718,589

PROVISION FOR INCOME TAXES                         190,903          280,354
                                                ----------       ----------
NET INCOME                                         311,475          438,235

PREFERRED STOCK DIVIDENDS                            5,824                0
                                                ----------       ----------
NET INCOME AVAILABLE TO                         $  305,651       $  438,235
   COMMON SHAREHOLDERS                          ==========       ==========

NET INCOME PER COMMON AND                       $     0.10       $     0.09
   COMMON SHARE EQUIVALENT                      ==========       ==========

WEIGHTED AVERAGE COMMON                          3,060,971        4,981,559
   AND COMMON SHARE
   EQUIVALENTS OUTSTANDING

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 EXACTECH, INC.

         CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              TOTAL
                                                     ADDITIONAL               COMMON
                                  COMMON STOCK        PAID-IN     RETAINED  SHAREHOLDERS'
                                SHARES     AMOUNT     CAPITAL     EARNINGS    EQUITY
                                ------     ------     -------     --------    ------
Balance, December 31, 1996     4,860,434   $48,604   $14,815,588  $3,715,583  $18,579,775

   Net income                                                        438,235      438,235
                               ---------   -------   -----------  ----------  -----------
Balance, March 31, 1997        4,860,434   $48,604   $14,815,588  $4,153,818  $19,018,010
                               =========   =======   ===========  ==========  ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             THREE MONTH PERIOD ENDED MARCH 31,
                                                                   1996             1997
                                                               -----------       ----------
OPERATING ACTIVITIES:
   Net Income                                                  $ 311,475         $   438,235
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                              116,077             164,786
      Equity in net loss of subsidiary                            18,000              15,000
      Deferred income taxes                                            4                   -
      Decrease (increase) in trade receivables                  (245,672)           (519,516)
      Decrease (increase) in inventories                         319,904          (1,220,080)
      Decrease (increase) in other prepaids and assets           (92,747)           (227,079)
      (Decrease) increase in income taxes payable               (102,623)            189,778
      (Decrease) increase in accounts payable                    (97,470)            253,492
      Increase in other liabilities                               97,473              45,731
                                                               ---------         -----------
        Net cash provided by (used in) oeprating activities      324,421            (859,653)
                                                               ---------         -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                     (826,776)            (76,983)
   Distribution of short-term investments                              0              29,498
   Investment in subsidiary                                      (27,134)                  -
   Cost of patents and trademarks                                      -              (5,022)
                                                               ---------         -----------
        Net cash used in investing activities                   (853,910)            (52,507)
                                                               ---------         -----------

FINANCING ACTIVITIES:
   Proceeds under line of credit                                 643,993                   -
   Principal payments on debt                                    (65,278)            (29,685)
   Proceeds from issuance of common stock                          5,000                   -
   Payment of offering costs                                     (34,457)                  -
   Preferred dividends paid                                       (5,824)                  -
                                                               ---------         -----------
        Net cash provided by (used in) financing activities      543,434             (29,685)
                                                               ---------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              13,945            (941,845)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   201,979           3,992,442
                                                               ---------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 215,924         $ 3,050,597
                                                               ---------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                  $  96,148         $      932
     Income taxes                                                295,123             90,576
   Noncash investing and financing activities:
     Financing of insurance premiums                             296,106                  -

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1996 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         No investments are held for trading purposes or are available for sale. Short-term investments consist of U.S. Treasury Notes with maturities ranging from June 30, 1997 to July 31, 1997 and yielding from 5.57% to 5.75%. The fair value of such investments approximated the carrying value at March 31, 1997.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1997
                                   (UNAUDITED)

3.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                              December 31,   March 31,
                                                                              1996          1997
                                                                              ----          ----
         Capitalized lease obligation payable in monthly installments        23,539        21,320
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $27,000 as of December 31, 1996

         Notes payable to finance company bearing interest                   27,466             -
         at 7.43% payable in monthly installments through
         February 1997; proceeds used to finance insurance policies

                                                                           --------       -------
                  Total long-term debt and capital lease obligations         51,005        21,320
         Less current portion                                               (32,861)       (4,447)
                                                                            -------       -------
                                                                           $ 18,144      $ 16,873
                                                                           ========      ========

         The following is a schedule of future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of March 31, 1997:

                                                           Capital Lease
                                                            Obligations

                                                            -----------
         1997................................................  4,889
         1998................................................  7,333
         1999................................................  7,333
         2000................................................  7,188
                                                               -----
                  Total .....................................$26,743

         Less interest on capital lease obligations ......... (5,423)
                                                             -------
                                                             $21,320

4.       CONTINGENCIES

         On January 28, 1997, a competitor filed a complaint and jury demand for patent infringement against the Company. Management has examined the patent and concluded that the structure of the Company's product differs significantly from the teachings of the patent. In addition, the Company has sought the advice of patent counsel who believes that the Company's products do not infringe the competitor's patent.

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

5.  COMMON SHAREHOLDERS' EQUITY

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

                                                    NUMBER OF           OPTION        NUMBER OF
                                                      SHARES             PRICE          SHARES
                                                   UNDER OPTION        PER SHARE      EXERCISABLE


Outstanding at December 31, 1996                      560,199         $2.30-9.00        172,907
                                                      -------         ----------
 Granted                                               16,000          7.88-9.00
 Exercised                                                  -                  -
 Expired                                                    -                  -
                                                     --------          ---------

Outstanding at March 31, 1997                         576,199         $2.30-9.00        174,407
                                                      =======         ==========

The remaining nonexercisable options as of March 31, 1997 become exercisable as follows:

                           1997                                 95,566
                           1998                                 88,227
                           1999                                 86,467
                           2000                                 85,792
                           2001                                 43,590
                           2002                                  2,150
                                                              ---------
                                                               401,792

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                 EXACTECH, INC.
                         SALES SUMMARY BY PRODUCT LINE


                                                   THREE MONTHS ENDED
                                       -----------------------------------------------
                                        MARCH 31, 1996             MARCH 31, 1997
HIP PRODUCTS                         UNITS      $        %      UNITS    $       %
                                     -----      -        -      -----    -       -
   Cemented                          1,134      556.4    16.3%  1,194    564.9   13.8%
   Porous Coated                     1,393      551.9    16.1%  1,226     40.3    9.8%
   Revision                              -          -       -       9     16.8    0.4%
   Bipolar Prosthesis                  181      101.1     3.0%    193    102.0    2.5%
                                     -------------------------  ----------------------
Total Hip Products                   2,708    1,209.4    35.3%  2,622  1,085.0   26.5%

KNEE PRODUCTS
   Cemented Cruciate Sparing         2,232    1,012.9    29.6%  2,831  1,375.4   33.6%
   Cemented Posterior Stabilized       870      409.4    11.9%  1,311    867.2   21.2%
   Porous Coated                       368      477.9    14.0%    456    466.4   11.4%
   Revision                              -          -     0.0%    568    134.6    3.3%
                                     -------------------------  ----------------------
Total Knee Products                  3,470   1,900.2     55.5%  5,166  2,843.6   69.3%

Instrument Sales and Rental                    299.3      8.7%           156.4    3.8%
Miscellaneous                                   14.7      0.4%            14.5    0.4%
                                             =================         ===============
TOTAL                                        3,423.6    100.0%         4,099.5  100.0%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net sales increased by $675,910, or 19.7%, to $4,099,539 in the quarter ended March 31, 1997, from $3,423,629 in the quarter ended March 31, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 48.9% on a unit basis and by 49.7% on a dollar basis from the quarter ended March 31, 1996 to the quarter ended March 31, 1997, as the Company continued to penetrate new markets with the Optetrak/registered trademark/ knee system. Sales of hip implant products decreased by 3.2% on a unit basis and decreased by 10.3% on a dollar basis from the quarter ended March 31, 1996, to the quarter ended March 31, 1997 as overall hip implant margins decreased. While reductions in average selling prices in prior quarters have been the result of a mix shift to lower priced products, the Company believes that the average selling price reductions for hip products in this period are the result of more competitive pricing throughout the industry. The Company believes that while the competitive pricing will continue, it will not have a material adverse effect on the results of operations of the Company because lower average selling prices for existing products will be partially offset by higher selling prices for newer products including the AuRA revision hip components.

      Gross profit increased by $576,557, or 26.7%, to $2,732,854 in the quarter ended March 31, 1997, from $2,156,297 in the quarter ended March 31, 1996. As a percentage of sales, gross profit increased to 66.7% in the quarter ended March 31, 1997, from 63.0% in the quarter ended March 31, 1996. The profit margin increase as compared to the quarter ended March 31, 1996, was primarily the result of an increased mix of domestic and implant sales from which the Company realizes higher margins as compared to international and instrument sales.

      Total operating expenses increased by $550,275, or 35.9%, to $2,082,085 in the quarter ended March 31, 1997, from $1,531,810 in the quarter ended March 31, 1996. Sales and marketing expenses, the largest component of total operating expenses, increased by $289,963, or 34.6%, to $1,127,172 in the quarter ended March 31, 1997, from $837,209 in the quarter ended March 31, 1996. Sales and marketing expenses increased as a percentage of sales to 27.5% in the quarter ended March 31, 1997, from 24.5% in the quarter ended March 31, 1996. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The Company's increased effort to expand the worldwide distribution and marketing network through sales agent recruitment and other promotions was a factor in the increase of sales and marketing expenses.

      General and administrative expenses increased by $86,510, or 31.7%, to $359,786 in the quarter ended March 31, 1997, from $273,276 in the quarter ended March 31, 1996. As a percentage of sales, general and administrative expenses increased to 8.8% in the quarter ended March 31, 1997, from 8.0% in the quarter ended March 31, 1996. Total general and administrative expenses increased primarily as a result of additional product liability insurance costs directly relating to the increase in sales. In addition, the Company incurred higher investor relations, accounting and financial reporting expenses.

         Research and development expenses increased by $80,901, or 50.2%, to $241,955 in the quarter ended March 31, 1997, from $161,054 in the quarter ended March 31, 1996, primarily as a result of development and testing costs of the Optetrak/registered trademark/ CC Revision knee system. Research and development expenses were 5.9% and 4.7% of sales in the quarters ended March 31, 1997 and 1996, respectively. The Company expects research and development expenses to increase for the full year of 1997 as compared to 1996, due to continued development expenses associated with the revision knee and revision hip systems.

      Depreciation and amortization increased to $164,786 in the quarter ended March 31, 1997, from $116,075 in the quarter ended March 31, 1996, as a result of the increased investment in instrumentation and manufacturing tools used by third party suppliers. During the quarter ended March 31, 1997, $156,452 of such manufacturing tools associated with the revision knee and hip systems were placed in service, resulting in the increase in depreciation expense.

      Royalty expenses increased by $44,190 to $188,386 in the quarter ended March 31, 1997, from $144,196 in the quarter ended March 31, 1996, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.6% and 4.2% in the quarters ended March 31, 1997 and 1996, respectively.

      The Company's income from operations increased by $26,282, or 4.2%, to $650,769 in the quarter ended March 31, 1997, from $624,487 in the quarter ended March 31, 1996. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

      The Company realized net interest income of $82,820 in the quarter ended March 31, 1997, as compared to net interest expense of $104,109 in the quarter ended March 31, 1996. This change resulted from a reduction in outstanding indebtedness and an increase of short-term investments as compared to the quarter ended March 31, 1996. Interest expense of $6,557 for the quarter ended March 31, 1997, was offset by $89,377 of interest income as the proceeds of the Company=s initial public offering ("IPO") consummated in June 1996 were invested in short-term commercial paper and government backed securities.

      In July 1995, the Company purchased a 50% interest in Techmed S.p.A. (ATechmed@), its Italian distributor. The investment is accounted for by the equity method. Included in other expense in the quarter ended March 31, 1997 is the Company=s equity share in the net loss of such subsidiary in the amount of $15,000 as compared to the $18,000 loss in the quarter ended March 31, 1996.

      Income before provision for income taxes increased by $216,211, or 43.0%, to $718,589 in the quarter ended March 31, 1997, from $502,378 in the quarter ended March 31, 1996. The provision for income taxes was $280,354 in the quarter ended March 31, 1997, compared to $190,903 in the quarter ended March 31, 1996.

      As a result of the consummation of the IPO, all outstanding shares of preferred stock were either converted to common stock or redeemed in the quarter ended June 30, 1996 therefore there were no preferred stock dividends in the quarter ended March 31, 1997. Preferred stock dividends for the quarter ended March 31, 1996 were $5,824.

      As a result, the Company had net income available to common shareholders of $438,235 in the quarter ended March 31, 1997, compared to $305,651 in the quarter ended March 31, 1996, a 43.4% increase. Net income available to common shareholders increased as a percentage of sales from 8.9% in the quarter ended March 31, 1996 to 10.7% in the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At March 31, 1997, the Company had working capital of $15,719,602 compared to $15,176,581 at December 31, 1996. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 1997 decreased to $3,050,597 from $3,992,442 at December 31, 1996. The increase in working capital and reduction in cash and cash equivalents is primarily the result of the instrument and inventory build associated with the development of the Company's revision hip and knee systems. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next twelve months.

OPERATING ACTIVITIES

      Operating activities used net cash of $859,653 in the three months ended March 31, 1997 compared to providing net cash of $324,421 in the three months ended March 31, 1996. The primary reason for the change was the $1,220,080 increase in inventory that occurred in the period ended March 31, 1997. Another factor resulting in more cash being used in operating activities for the period ended March 31, 1997 was the growth in trade receivables as average monthly sales increased. Cash required as a result of the increase in trade receivables was $519,516, for the three month period ended March 31, 1997, as compared to $245,672, for the first three months of 1996.

INVESTING ACTIVITIES

         The Company has invested the remaining proceeds of the IPO in short-term investments. As of March 31, 1997, $3,054,290 was invested in United States Treasury Notes with maturities ranging from June 30, 1997 through July 31, 1997 and yielding from 5.57% to 5.75%, and $2,716,232 was invested in Merrill Lynch's Institutional and Treasury Funds comprised of commercial paper and government backed securities with a current yield of 5.1%.

FINANCING ACTIVITIES

         The Company used net cash in financing activities of $29,685 in the period ended March 31, 1997 as compared to providing cash from financing activities of $543,434 in the period ended March 31, 1996. The primary reason for the reduction in cash provided by financing activities was the Company's repayment of an insurance note payable in the amount of $29,685 during the current period as compared to borrowing $643,993 under a line of credit in the period ended March 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENT

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Currently Required.

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

Date: April 29, 1997                         By:      __________________________
                                             Timothy J. Seese
                                             President and Chief
                                             Operating Officer



Date: April 29, 1997                         By:      __________________________
                                             Joel C. Phillips
                                             Treasurer

                               INDEX TO EXHIBITS

                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER     DESCRIPTION                                            PAGE
------     -----------                                            ----
  11       Statement re: computation of per share earnings

  27       Financial Data Schedule