Form 10-Q
period 1997-06-30
EXACTECH INC
filed 1997-08-14
CIK 913165

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

         (Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----         EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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
 Yes X  No
    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                         Outstanding at July 31, 1997
      Common Stock, $.01 par value                       4,886,213

                                 EXACTECH, INC.

                                     INDEX
                                                                          PAGE
                                                                         NUMBER

PART 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND JUNE 30, 1997     2

     CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND SIX MONTH       4
       PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1997

     CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY          5
       FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997

     CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED     6
       JUNE 30, 1996 AND JUNE 30, 1997

     NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH AND        7
       SIX MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1997

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     10
             AND RESULTS OF OPERATIONS

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      16


PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                               17

  ITEM 2.  CHANGES IN SECURITIES                                           17

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 17

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

  ITEM 5.  OTHER INFORMATION                                               17

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                17

    SIGNATURES                                                             18

ITEM 1.  FINANCIAL STATEMENTS

                                  EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       December 31,      June 30,
                                                          1996             1997
                                                       ------------      --------
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                        $    3,992,442    $  2,360,935
   Short-term investments                                3,083,788       2,064,790
   Trade receivables                                     2,462,864       3,042,655
   Prepaid expenses and other assets                       194,009         484,742
   Inventories                                           7,625,756       9,855,090
                                                    --------------    ------------
      Total Current Assets                              17,358,859      17,808,212

 PROPERTY AND EQUIPMENT
   Machinery and equipment                               4,174,394       5,129,161
   Furniture and fixtures                                  115,089         121,645
                                                    --------------    ------------
     Total                                               4,289,483       5,250,806
   Accumulated depreciation                             (1,322,392)     (1,638,820)
                                                    --------------    ------------
      Net property and equipment                         2,967,091       3,611,986


 OTHER ASSETS
   Land held for future use                                263,301         263,301
   Biologic products license                                               106,494
   Investment in subsidiary                                100,638          86,914
   Deferred financing costs, net                            21,296           6,028
   Advances and deposits                                     2,442         251,800
   Patents and trademarks (net of amortization)            393,445         382,813
                                                    --------------    ------------
      Total Other Assets                                   781,122       1,097,350

                                                    --------------    ------------
TOTAL ASSETS                                        $   21,107,072    $ 22,517,548
                                                    ==============    ============












 See notes to condensed financial statements


                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         DECEMBER 31,        JUNE 30,
                                                            1996               1997
                                                         ------------        --------

LIABILITIES AND EQUITY
 Current Liabilities
   Accounts payable                                      $ 1,430,321    $   1,818,158
   Income taxes payable                                       40,986           72,705
   Current portion of long-term debt and leases               32,861            4,586
   Commissions payable                                       373,900          412,832
   Royalties payable                                         168,387          197,450
   Other liabilities                                         135,823           79,483
                                                        ------------     ------------
      Total Current Liabilities                            2,182,278        2,585,214

 Deferred income taxes                                       326,875          326,875
 Long-term debt and capital lease-net of current portion      18,144           15,571
                                                        ------------     ------------
      Total Liabilities                                    2,527,297        2,927,660



 COMMON SHAREHOLDERS' EQUITY:
   Common stock                                               48,604           48,862
   Additional paid in capital                             14,815,588       14,934,409
   Retained earnings                                       3,715,583        4,606,617
                                                        ------------     ------------
      Total Common Shareholders' Equity                   18,579,775       19,589,888

                                                        ------------     ------------
 TOTAL LIABILITIES AND EQUITY                           $ 21,107,072     $ 22,517,548
                                                        ============     ============













 See notes to condensed financial statements



                                  EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        THREE MONTH PERIOD           SIX MONTH PERIOD
                                           ENDED JUNE 30,              ENDED JUNE 30,
                                         1996          1997           1996         1997
                                         ----          ----           ----          ----

NET SALES                           $  3,400,233  $ 4,234,644    $  6,823,862  $  8,334,183

COST OF GOODS SOLD                     1,216,207    1,301,735       2,483,539     2,668,421
                                    ------------  -----------    ------------  ------------
      Gross profit                     2,184,026    2,932,909       4,340,323     5,665,762

OPERATING EXPENSES:
  Sales and marketing                    794,283    1,218,181       1,631,492     2,345,352
  General and administrative             292,509      415,402         565,785       775,188
  Research and development               171,471      240,449         332,525       482,404
  Depreciation and amortization          112,895      186,321         228,970       351,107
  Royalties                              138,034      204,904         282,230       393,290
                                    ------------  -----------    ------------  ------------
      Total operating expenses         1,509,192    2,265,257       3,041,002     4,347,341
                                    ------------  -----------    ------------  ------------
INCOME FROM OPERATIONS                   674,834      667,652       1,299,321     1,318,421

OTHER INCOME (EXPENSE)
  Interest income (expense)              (66,270)      57,755        (170,379)      140,575
  Equity in net loss of subsidiary       (14,199)     (10,000)        (32,199)      (25,000)
                                    ------------  -----------    ------------  ------------
INCOME BEFORE INCOME TAXES               594,365      715,407       1,096,743     1,433,996

PROVISION FOR INCOME TAXES               225,859      262,607         416,762       542,962
                                    ------------  -----------    ------------  ------------
NET INCOME                               368,506      452,800         679,981       891,034

PREFERRED STOCK DIVIDENDS                  4,330            0          10,154             0
                                    ------------  -----------    ------------  ------------
NET INCOME AVAILABLE TO             $    364,176  $   452,800    $    669,827  $    891,034
  COMMON SHAREHOLDERS               ============  ===========    ============  ============

NET INCOME PER COMMON AND           $       0.10  $      0.09    $       0.20  $       0.18
  COMMON SHARE EQUIVALENT           ============  ===========    ============  ============

WEIGHTED AVERAGE COMMON                3,677,959    4,935,018       3,355,103     4,943,745
  AND COMMON SHARE
  EQUIVALENTS OUTSTANDING


See notes to condensed financial statements

                                  EXACTECH, INC.
          CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                  TOTAL
                                                    ADDITIONAL                    COMMON
                                 COMMON STOCK         PAID-IN      RETAINED    SHAREHOLDERS'
                               SHARES     AMOUNT      CAPITAL      EARNINGS       EQUITY
                               ------     ------      -------      --------       ------

Balance, December 31, 1996    4,860,434  $ 48,604  $ 14,815,588  $  3,715,583  $  18,579,775

  Exercise of stock options      25,779       258       118,821                      119,079
  Net income                                                          891,034        891,034
                              ---------  --------  ------------  ------------  -------------
Balance, June 30, 1997        4,886,213  $ 48,862  $ 14,934,409  $  4,606,617  $  19,589,888
                              =========  ========  ============  ============  =============




See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTH PERIOD ENDED JUNE 30,
                                                                    1996           1997
                                                                    ----           ----

OPERATING ACTIVITIES:
  Net Income                                                 $     679,981  $      891,034
  Adjustments to reconcile net income to net
    cash used in operating activities :
    Depreciation and amortization                                  228,970         351,107
    Equity in net loss of subsidiary                                32,199          25,000
    Increase in trade receivables                                 (341,199)       (579,791)
    Decrease (increase) in inventories                             217,165      (2,229,334)
    Increase in other prepaids and assets                         (246,845)       (524,823)
    (Decrease) increase in income taxes payable                   (169,964)         31,719
    (Decrease) increase in accounts payable                       (528,378)        387,837
    Increase in other liabilities                                   59,541          11,655
                                                              ------------  --------------
      Net cash used in operating activities                        (68,530)     (1,635,596)
                                                              ------------  --------------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                      (1,093,759)       (978,435)
  Purchases & distributions of short-term investments           (3,134,684)      1,018,998
  Purchase of biologic product license                                -           (106,494)
  Investment in subsidiary                                        (54,014)         (11,276)
  Cost of patents and trademarks                                   (5,805)          (6,935)
                                                              ------------  --------------
      Net cash used in investing activities                     (4,288,262)        (84,142)
                                                              ------------  --------------
FINANCING ACTIVITIES:
  Proceeds under line of credit                                 (1,844,266)           -
  Proceeds from issuance of debt                                   284,763
  Principal payments on debt                                    (1,250,549)        (30,848)
  Repayments of subordinated debentures                           (450,000)           -
  Proceeds from issuance of common stock                        14,725,100         119,079
  Payment of offering costs                                     (2,051,181)           -
  Preferred dividends paid                                         (10,154)           -
  Repayments of preferred stock                                    (75,960            -
                                                              ------------  --------------
      Net cash provided by financing activities                  9,327,753          88,231
                                                              ------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             4,970,961      (1,631,507)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                    201,979       3,992,442
                                                              ------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   5,172,940  $    2,360,935
                                                              ------------  --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                 $     185,313  $        8,659
    Income taxes                                                   588,323         491,798
  Noncash investing and financing activities:
    Conversion of subordinated debt to common stock                 50,000            -
    Conversion of preferred stock to common stock                  215,260            -
    Financing of insurance premiums                                296,106            -



See notes to condensed financial statements

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the six month period ending June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         No investments are held for trading purposes or are available for sale. Short-term investments consist of U.S. Treasury Notes with maturities ranging from July 15, 1997 to July 31, 1997 and yielding from 5.57% to 5.75%. The fair value of such investments approximated the carrying value at June 30, 1997.


                                EXACTECH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1997
                                  (UNAUDITED)

3.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                        December 31,     June 30,
                                                                        1996           1997
                                                                        ----           ----

   Capitalized lease obligation payable in monthly installments        23,539         20,157
   of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $27,000 as of December 31, 1996

   Notes payable to finance company bearing interest                   27,466            -
   at 7.43% payable in monthly installments through
   February 1997; proceeds used to finance insurance policies
                                                                       ------         ------
      Total long-term debt and capital lease obligations               51,005         20,157
   Less current portion                                               (32,861)        (4,586)
                                                                     ---------      --------
                                                                     $ 18,144       $ 15,571
                                                                     =========      ========

         The following is a schedule of future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of June 30, 1997:

                                                                  Capital Lease
                                                                   Obligations
                                                                   -----------

         1997.....................................................    3,056
         1998.....................................................    7,333
         1999.....................................................    7,333
         2000.....................................................    7,188
                                                                    -------
                  Total ..........................................  $24,910

         Less interest on capital lease obligations ..............   (4,753)
                                                                    -------
                                                                    $20,157
                                                                    =======
4.       CONTINGENCIES

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

                                EXACTECH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1997
                                 (UNAUDITED)

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

                                             NUMBER OF        OPTION      NUMBER OF
                                              SHARES          PRICE         SHARES
                                           UNDER OPTION      PER SHARE   EXERCISABLE
                                           ------------      ---------   -----------
Outstanding at December 31, 1996              560,199       $2.30-8.80     172,907
                                              -------       ----------
 Granted                                       28,000        7.50-9.00
 Exercised                                    (25,779)         2.30
 Expired                                       (1,125)         6.67
                                              ---------     ----------

Outstanding at June 30, 1997                  561,295       $2.30-9.00     229,347
                                              =======       ==========

The remaining nonexercisable options as of June 30, 1997 become exercisable as follows:

                1997                           26,397
                1998                           88,002
                1999                           86,242
                2000                           85,567
                2001                           43,590
                2002                            2,150
                                              -------
                                              331,948
                                              =======

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

      The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):


                                                                        EXACTECH, INC.
                                                           SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                                    SIX MONTHS ENDED                                THREE MONTHS ENDED
                                        -------------------------------------              -------------------------------------
                                        JUNE 30, 1996           JUNE 30, 1997              JUNE 30, 1996           JUNE 30, 1997
                                    UNITS     $       %      UNITS    $       %        UNITS     $       %      UNITS    $      %
                                    -----    ---     ---     -----   ---     ---       -----    ---     ---     -----   ---    ---

HIP PRODUCTS
  Cemented                          2,608   1,169   17.1%    2,697  1,229   14.8%      1,474     613   18.0%    1,500    656  15.5%
  Porous Coated                     2,792     992   14.6%    2,626    882   10.6%      1,399     440   13.0%    1,400    481  11.3%
  Bipolar                             391     221    3.2%      399    195    2.3%        210     120    3.5%      205     93   2.2%
  Revision                            -       -      0.0%       16     38    0.5%        -       -      0.0%        7     29   0.7%
                                    -----   -----   ----     -----  -----   ----       -----   -----   ----     -----  -----  ----
Total Hip Products                  5,791   2,382   34.9%    5,738  2,344   28.2%      3,083   1,173   34.5%    3,112  1,259  29.7%

Knee Products
  Cemented Cruciate Sparing         4,521   2,120   31.1%    5,705  2,728   32.7%      2,289   1,106   32.5%    2,872  1,353  32.0%
  Cemented Posterior Stabilized     1,652     808   11.8%    2,727  1,822   21.9%        782     399   11.7%    1,414    955  22.6%
  Porous Coated                       742     922   13.5%      778    827    9.9%        374     444   13.1%      322    361   8.5%
  Revision                            -              0.0%      953    327    3.9%                       0.0%      385    192   4.5%
                                    -----   -----   ----     -----  -----   ----       -----   -----   ----     -----  -----  ----

Total Knee Products                 6,915   3,850   56.4%   10,163  5,704   68.4%      3,445   1,949   57.3%    4,993  2,861  67.6%

Instrument Sales and Rental                   556    8.2%             254    3.0%                256    7.5%              98   2.3%
Miscellaneous                                  36    0.5%              32    0.4%                 22    0.7%              17   0.4%
                                            ============            ============               =====  ======           =====  =====
Total                                       6,824  100.0%           8,334  100.0%              3,400  100.0%           4,235 100.0%


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Net sales increased by $834,411, or 24.5%, to $4,234,644 in the quarter ended June 30, 1997, from $3,400,233 in the quarter ended June 30, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 44.9% on a unit basis and by 46.8% on a dollar basis from the quarter ended June 30, 1996 to the quarter ended June 30, 1997, as the Company continued to penetrate new markets with the Optetrak/Registered trademark/ knee system. Sales of hip implant products increased by .9% on a unit basis and increased by 7.3% on a dollar basis from the quarter ended June 30, 1996, to the quarter ended June 30, 1997 as a result of the initial release of the AuRA primary hip system. Although the average unit selling price increased in the three months ended June 30, 1997, the Company believes that more competitive pricing throughout the industry will result in slight selling price reductions for the balance of the year. Although the Company believes that the competitive pricing will continue, it does not believe the pricing will have a material adverse effect on its results of operations because lower average selling prices for existing products should be partially offset by higher selling prices for newer products including the AuRA revision hip components.

      Gross profit increased by $748,883, or 34.3%, to $2,932,909 in the quarter ended June 30, 1997, from $2,184,026 in the quarter ended June 30, 1996. As a percentage of sales, gross profit increased to 69.3% in the quarter ended June 30, 1997, from 64.2% in the quarter ended June 30, 1996. The profit margin increase as compared to the quarter ended June 30, 1996, was primarily the result of reduction in costs of the Optetrak/Registered trademark/ knee system components as production volumes increased.

      Total operating expenses increased by $756,065, or 50.1%, to $2,265,257 in the quarter ended June 30, 1997, from $1,509,192 in the quarter ended June 30, 1996. Sales and marketing expenses, the largest component of total operating expenses, increased by $423,898, or 53.4%, to $1,218,181 in the quarter ended June 30, 1997, from $794,283 in the quarter ended June 30, 1996. Sales and marketing expenses increased as a percentage of sales to 28.8% in the quarter ended June 30, 1997, from 23.4% in the quarter ended June 30, 1996. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The Company's increased effort to expand the worldwide distribution and marketing network through sales agent recruitment and other promotions was a factor in the increase of sales and marketing expenses.

      General and administrative expenses increased by $122,893, or 42.0%, to $415,402 in the quarter ended June 30, 1997, from $292,509 in the quarter ended June 30, 1996. As a percentage of sales, general and administrative expenses increased to 9.8% in the quarter ended June 30, 1997, from 8.6% in the quarter ended June 30, 1996. Total general and administrative expenses increased as a result of additional product liability insurance costs directly relating to the increase in sales and higher investor relations expenses.

      Research and development expenses increased by $68,978, or 40.2%, to $240,449 in the quarter ended June 30, 1997, from $171,471 in the quarter ended June 30, 1996, primarily as a result of development and testing costs of the Optetrak/Registered trademark/ CC Revision knee system. Research and development expenses were 5.7% and 5.0% of sales in the quarters ended June 30, 1997 and 1996, respectively. The Company expects research and development expenses to increase for the full year of 1997 as compared to 1996, due to continued development expenses associated with the revision knee system, the revision hip system and the biologic products.

      Depreciation and amortization increased to $186,321 in the quarter ended June 30, 1997, from $112,895 in the quarter ended June 30, 1996, as a result of the continued increase in instrumentation for the hip and knee systems. During the quarter ended June 30, 1997, $885,804 of knee and hip instrumentation were placed in service, resulting in the increase in depreciation expense.

      Royalty expenses increased by $66,870 to $204,904 in the quarter ended June 30, 1997, from $138,034 in the quarter ended June 30, 1996, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.8% and 4.1% in the quarters ended June 30, 1997 and 1996, respectively.

      The Company's income from operations decreased by $7,182, or 1.1%, to $667,652 in the quarter ended June 30, 1997, from $674,834 in the quarter ended June 30, 1996. The decrease was attributable to the overall increase in operating expenses as the company continued to invest in research and development and the worldwide distribution and marketing network expansion.

      The Company realized net interest income of $57,755 in the quarter ended June 30, 1997, as compared to net interest expense of $66,270 in the quarter ended June 30, 1996. This change resulted from a reduction in outstanding indebtedness and an increase of short-term investments as compared to the quarter ended June 30, 1996. Interest expense of $13,339 for the quarter ended June 30, 1997, was offset by $71,094 of interest income as the remaining proceeds of the Company's initial public offering ("IPO") consummated in June 1996 were invested in short-term and government backed securities.

      In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. The investment is accounted for by the equity method. Included in other expense in the quarter ended June 30, 1997 is the Company's equity share in the net loss of such subsidiary in the amount of $10,000 as compared to the $14,199 loss in the quarter ended June 30, 1996.

      Income before provision for income taxes increased by $121,042, or 20.4%, to $715,407 in the quarter ended June 30, 1997, from $594,365 in the quarter ended June 30, 1996. The provision for income taxes was $262,607 in the quarter ended June 30, 1997, compared to $225,859 in the quarter ended June 30, 1996.

      As a result of the consummation of the IPO, all outstanding shares of preferred stock were either converted to common stock or redeemed in the quarter ended June 30, 1996 therefore there were no preferred stock dividends in the quarter ended June 30, 1997. Preferred stock dividends for the quarter ended June 30, 1996 were $4,330.

      As a result, the Company had net income available to common shareholders of $452,800 in the quarter ended June 30, 1997, compared to $364,176 in the quarter ended June 30, 1996, a 24.3% increase. Net income available to common shareholders remained constant as a percentage of sales at 10.7% in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net sales increased by $1,510,321, or 22.1%, to $8,334,183 in the six months ended June 30, 1997, from $6,823,862 in the six months ended June 30, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the six months ended June 30, 1997 increased by 47.0% on a unit basis and by 48.2% on a dollar basis as compared to the six months ended June 30, 1997. Sales of hip implant products decreased by .9% on a unit basis and decreased by 1.6% on a dollar basis from the six months ended June 30, 1996, to the six months ended June 30, 1997. While reductions in average selling prices in prior quarters have been the result of a mix shift to lower priced products, the Company believes that the average selling price reductions for hip products during this six month period are the result of more competitive pricing throughout the industry. The Company believes that while the competitive pricing will continue, it will not have a material adverse effect on the results of operations of the Company because lower average selling prices for existing products should be partially offset by higher selling prices for newer products including the AuRA revision hip components.

      Gross profit increased by $1,325,439, or 30.5%, to $5,665,762 in the six months ended June 30, 1997, from $4,340,323 in the six months ended June 30, 1996. As a percentage of sales, gross profit increased to 68.0% in the six months ended June 30, 1997, from 63.6% in the six months ended June 30, 1996. The profit margin increase as compared to the six months ended June 30, 1996 was primarily the result of reduction in costs of the Optetrak/Registered trademark/ knee system components as production volumes increased.

      Total operating expenses increased by $1,306,339, or 43.0%, to $4,347,341 in the six months ended June 30, 1997, from $3,041,002 in the six months ended June 30, 1996. Sales and marketing expenses, the largest component of total operating expenses, increased by $713,860, or 43.8%, to $2,345,352 in the six months ended June 30, 1997, from $1,631,492 in the six months ended June 30, 1996. General and administrative expenses increased by $209,403, or 37.0%, to $775,188 in the six months ended June 30, 1997, from $565,785 in the six months ended June 30, 1996. Research and development expenses increased by $149,879, or 45.1%, to $482,404 in the six months ended June 30, 1997, from $332,525 in the six months ended June 30, 1996.

       Depreciation and amortization increased to $351,107 in the six months ended June 30, 1997, from $228,970 in the six months ended June 30, 1996. Royalty expenses increased by $111,060 to $393,290 in the six months ended June 30, 1997, from $282,230 in the six months ended June 30, 1996. The increase in royalty expenses is attributable to the overall growth in sales and specifically to the growth in sales of knee implant products which incur a higher royalty rate.

      The Company's income from operations increased by $19,100, or 1.5%, to $1,318,421 in the six months ended June 30, 1997, from $1,299,321 in the six months ended June 30, 1996. The Company realized net interest income of $140,575 in the six months ended June 30, 1997, as compared to net interest expense of $170,379 in the six months ended June 30, 1996.

      In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. The investment is accounted for by the equity method. Included in other expense in the six months ended June 30, 1997 is the Company's equity share in the net loss of such subsidiary in the amount of $25,000 as compared to the $32,199 loss in the six months ended June 30, 1996.

      As a result of the consummation of the IPO, all outstanding shares of preferred stock were either converted to common stock or redeemed in the six months ended June 30, 1996 therefore there were no preferred stock dividends in the six months ended June 30, 1997. Preferred stock dividends for the six months ended June 30, 1996 were $10,154.

      As a result, the Company had net income available to common shareholders of $891,034 in the six months ended June 30, 1997, compared to $669,827 in the six months ended June 30, 1996, a 33.0% increase. Net income available to common shareholders increased as a percentage of sales to 10.7% in the six months ended June 30, 1997, as compared to 9.8% in the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 1997, the Company had working capital of $15,222,998 compared to $15,176,581 at December 31, 1996. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 1997 decreased to $2,360,935 from $3,992,442 at December 31, 1996. The reduction in cash and cash equivalents is primarily the result of the increased investment in instrumentation and inventory for all of the Company's products to support the expansion of the worldwide distribution and marketing network. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next twelve months.

OPERATING ACTIVITIES

      Operating activities used net cash of $1,635,596 in the six months ended June 30, 1997 compared to $68,530 in the six months ended June 30, 1996. The primary reason for the change was the $2,229,334 increase in inventory that occurred in the six months ended June 30, 1997, as compared to the $217,166 reduction in inventory that occurred in the six months ended June 30, 1996. The significant increase in inventory was a direct result of the Company's plan to support the expansion of the worldwide distribution and marketing network. During the first six months of 1997, the Company has significantly increased it's ability to support additional sales agents.

      Two other key components in the use of cash for operating activities were the increase in accounts receivable and prepaid assets. As a result of the increase in average monthly sales, net trade receivables increased $579,791 for the period ended June 30, 1997 as compared to $341,199 in the six month period ended June 30, 1996. During the six month period ended June 30, 1997, the Company increased the allowance for doubtful accounts from $37,164 to $46,335 as the overall receivables outstanding increased. Cash required as a result of the increase in prepaid and other assets was $524,823 for the six month period ended June 30, 1997, as compared to $246,845 for the six month period ended June 30, 1996.

INVESTING ACTIVITIES

         Net cash used by investing activities was $84,142 in the six months ended June 30, 1997, as compared to $4,288,262 in the six months ended June 30, 1996. The primary change in cash flows between these two periods was the change in short-term investment activity. During the period ended June 30, 1997, $1,018,998 in investments matured as compared to the purchase of $3,134,684 in investments in the six month period ended June 30, 1996. As of June 30, 1997, $2,064,790 was invested in United States Treasury Notes with maturities ranging from July 15, 1997 through July 31, 1997 and yielding from 5.57% to 5.75%, and $2,067,232 was invested in Merrill Lynch's daily maturing Institutional Fund comprised of commercial paper and government backed securities with a current yield of 5.4%. Another significant change in investing activities was the purchase of a biologic products license for $106,494 during the six month period ending June 30, 1997.

FINANCING ACTIVITIES

         Financing activities provided net cash of $88,231 in the six month period ended June 30, 1997, as compared to $9,327,753 in the period ended June 30, 1996. The primary reason for the change in cash provided by financing activities was the change in the proceeds from issuance of common stock. During the six month period ended June 30, 1997, $119,079 in proceeds were received from issuance of common stock as compared to $14,725,100 in the six month period ended June 30, 1996 as a result of the IPO.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

         In June 1997, the FASB issued SFAS No. 13 1, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

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

Date: July 31, 1997             By: /s/ TIMOTHY J. SEESE
                                    --------------------------
                                Timothy J. Seese
                                President and Chief
                                Operating Officer

Date: July 31, 1997             By: /s/ JOEL C. PHILLIPS
                                    --------------------------
                                Joel C. Phillips
                                Treasurer

                                 EXHIBIT INDEX

         EXHIBIT
         -------

           11              Statement re: computation of per share earnings

           27              Financial Data Schedule