Form 10-Q
period 1997-09-30
EXACTECH INC
filed 1997-11-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

                         Commission File Number 0-28240

                                 EXACTECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                             59-2603930
             ------------------------------         -------------------
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)         Identification No.)


                               4613 NW 6TH STREET
                                 GAINESVILLE, FL
                                      32609
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (352) 377-1140
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   Class                     Outstanding at November 12, 1997
         Common Stock, $.01 par value                   4,886,663



                                 EXACTECH, INC.

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------

PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997         2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND NINE MONTH
           PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997                       4

         CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997                            5

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
           SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997                                     6

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH AND
           NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997            7


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                 10

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 17


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                          18

    ITEM 2.  CHANGES IN SECURITIES                                                      18

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                            18

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        18

    ITEM 5.  OTHER INFORMATION                                                          18

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           18

    SIGNATURES                                                                          19

Item 1.  Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                           DECEMBER 31,     SEPTEMBER 30,
                                                               1996             1997
                                                           ------------     ------------
ASSETS
   CURRENT ASSETS
           Cash and cash equivalents                       $  3,992,442     $  3,472,035
           Short-term investments                             3,083,788             --
           Trade receivables                                  2,462,864        3,105,049
           Prepaid expenses and other assets                    194,009          260,931
           Inventories                                        7,625,756       10,158,761
                                                           ------------     ------------
                   Total Current Assets                      17,358,859       16,996,776

   PROPERTY AND EQUIPMENT
           Machinery and equipment                            4,174,394        5,932,665
           Furniture and fixtures                               115,089          121,645
           Construction in progress                                --            470,039
                                                           ------------     ------------
                   Total                                      4,289,483        6,524,349
           Accumulated depreciation                          (1,322,392)      (1,842,348)
                                                           ------------     ------------
                   Net property and equipment                 2,967,091        4,682,001


   OTHER ASSETS
           Land held for future use                             263,301          263,301
           Biologic products license                               --            106,494
           Investment in subsidiary                             100,638             --
           Deferred financing costs, net                         21,296           17,500
           Advances and deposits                                  2,442          206,430
           Patents and trademarks (net of amortization)         393,445          435,447
                                                           ------------     ------------
                   Total Other Assets                           781,122        1,029,172

                                                           ------------     ------------
TOTAL ASSETS                                               $ 21,107,072     $ 22,707,949
                                                           ============     ============

See notes to condensed financial statements



                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                1996            1997
                                                             -----------    -----------
LIABILITIES AND EQUITY
  Current Liabilities
          Accounts payable                                   $ 1,430,321    $ 1,783,170
          Income taxes payable                                    40,986          6,761
          Current portion of long-term debt and leases            32,861          5,143
          Commissions payable                                    373,900        434,526
          Royalties payable                                      168,387        206,672
          Other liabilities                                      135,823         94,487
                                                             -----------    -----------
                  Total Current Liabilities                    2,182,278      2,530,759

  Deferred income taxes                                          326,875        326,875
  Long-term debt and capital lease-net of current portion         18,144         13,820
                                                             -----------    -----------
                  Total Liabilities                            2,527,297      2,871,454

  COMMON SHAREHOLDERS' EQUITY:
          Common stock                                            48,604         48,866
          Additional paid in capital                          14,815,588     14,937,406
          Retained earnings                                    3,715,583      4,850,223
                                                             -----------    -----------
                  Total Common Shareholders' Equity           18,579,775     19,836,495

                                                             -----------    -----------
  TOTAL LIABILITIES AND EQUITY                               $21,107,072    $22,707,949
                                                             ===========    ===========

See notes to condensed financial statements


                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       THREE MONTH PERIOD                 NINE MONTH PERIOD
                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                      1996            1997               1996            1997
                                 ------------    ------------       ------------    ------------
NET SALES                        $  3,257,284    $  4,242,293       $ 10,081,147    $ 12,576,476

COST OF GOODS SOLD                    964,692       1,433,809          3,448,231       4,102,230
                                 ------------    ------------       ------------    ------------

      Gross profit                  2,292,592       2,808,484          6,632,916       8,474,246

OPERATING EXPENSES:
  Sales and marketing                 869,824       1,204,897          2,501,316       3,550,248
  General and administrative          399,413         433,146            965,198       1,208,335
  Research and development            178,606         234,373            511,131         716,778
  Depreciation and amortization       141,335         212,312            370,306         563,419
  Royalties                           117,862         206,672            400,092         599,962
                                 ------------    ------------       ------------    ------------

      Total operating expenses      1,707,040       2,291,400          4,748,043       6,638,742
                                 ------------    ------------       ------------    ------------

INCOME FROM OPERATIONS                585,552         517,084          1,884,873       1,835,504

OTHER INCOME (EXPENSE)
  Interest income (expense)            93,519          34,739            (76,861)        175,314
  Income from sublicense
  agreement                           100,000               0            100,000               0
  Equity in net loss of
   subsidiary                         (20,155)       (158,909)           (52,354)       (183,909)
                                 ------------    ------------       ------------    ------------
INCOME BEFORE INCOME TAXES            758,916         392,914          1,855,658       1,826,909

PROVISION FOR INCOME TAXES            296,047         149,308            712,809         692,269
                                 ------------    ------------       ------------    ------------
NET INCOME                            462,869         243,606          1,142,849       1,134,640

PREFERRED STOCK DIVIDENDS                   0               0             10,154               0

                                 ------------    ------------       ------------    ------------
NET INCOME AVAILABLE TO          $    462,869    $    243,606       $  1,132,695    $  1,134,640
  COMMON SHAREHOLDERS            ============    ============       ============    ============


NET INCOME PER COMMON AND        $       0.09    $       0.05       $       0.29    $       0.23
  COMMON SHARE EQUIVALENT        ============    ============       ============    ============


WEIGHTED AVERAGE COMMON             4,893,414       4,937,647          3,878,950       4,941,998
  AND COMMON SHARE
  EQUIVALENTS OUTSTANDING

See notes to condensed financial statements

                                 EXACTECH, INC.
          CONDENSED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            TOTAL
                                                            ADDITIONAL                      COMMON
                                   COMMON STOCK              PAID-IN        RETAINED     SHAREHOLDERS'
                              SHARES         AMOUNT          CAPITAL        EARNINGS        EQUITY
                            ----------    -----------      -----------    -----------    ------------
Balance, December 31,
    1996                     4,860,434    $    48,604      $14,815,588    $ 3,715,583    $18,579,775
  Exercise of stock
    options                     26,229            262          121,818           --          122,080
  Net income                      --             --               --        1,134,640      1,134,640
                            ----------    -----------      -----------    -----------    -----------

Balance, September 30,
    1997                     4,886,663    $    48,866      $14,937,406    $ 4,850,223    $19,836,495
                            ==========    ===========      ===========    ===========    ===========


  See notes to condensed financial statements



                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                                            1996              1997
                                                                       ------------       -----------
OPERATING ACTIVITIES:
     Net Income                                                        $  1,142,849      $ 1,134,640
     Adjustments to reconcile net income to net
          cash used in operating activities:
          Depreciation and amortization                                     370,306          563,419
          Equity in net loss of subsidiary                                   52,354          183,909
          Deferred income taxes                                                   4             --
          Increase in trade receivables                                    (183,932)        (642,185)
          Decrease (increase) in inventories                                 49,641       (2,533,005)
          Increase in other prepaids and assets                            (127,304)        (267,114)
          Decrease in income taxes payable                                  (46,763)         (34,225)
          (Decrease) increase in accounts payable                          (410,367)         352,849
          (Decrease) increase in other liabilities                          (26,520)          57,575
                                                                       ------------      -----------
               Net cash provided by (used in) operating activities          820,268       (1,184,137)
                                                                       ------------      -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                            (1,873,172)      (2,251,978)
     (Purchases) sales of short-term investments                         (3,073,287)       3,083,788
     Purchase of biologic product license                                      --           (106,494)
     Investment in subsidiary                                               (92,137)         (83,272)
     Cost of patents and trademarks                                         (31,862)         (68,353)
                                                                       ------------      -----------
               Net cash provided by (used in) investing activities       (5,070,458)         573,691
                                                                       ------------      -----------

FINANCING ACTIVITIES:
     Proceeds under line of credit                                       (1,844,266)            --
     Proceeds from issuance of debt                                         284,763             --
     Principal payments on debt                                          (1,420,962)         (32,042)
     Repayments of subordinated debentures                                 (465,000)            --
     Proceeds from issuance of common stock                              14,725,100          122,081
     Payment of offering costs                                           (2,052,093)            --
     Preferred dividends paid                                               (10,154)            --
     Repayments of preferred stock                                          (75,960)            --
                                                                       ------------      -----------
               Net cash provided by financing activities                  9,141,428           90,039
                                                                       ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,891,238         (520,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              201,979        3,992,442
                                                                       ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  5,093,217      $ 3,472,035
                                                                       ------------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                     $    214,703      $    37,175
          Income taxes                                                      761,168          664,556
     Noncash investing and financing activities:
          Conversion of subordinated debt to common stock                    50,000             --
          Conversion of preferred stock to common stock                     215,260             --
          Financing of insurance premiums                                   296,106             --


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of the Company's management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.    COMMITMENTS

         In September 1997, the Company commenced construction of an approximately 38,000 square foot building to be used for administrative offices and manufacturing on land owned by the Company in Gainesville, Florida. On November 13, 1997, the Company entered into an agreement with a lending institution to finance the construction of this new plant through a $3,900,000 letter of credit enhanced, lower floater industrial development bond facility. The interest rate on this facility is at a floating rate and will be equivalent to A1/P1 commercial paper rate after inclusion of applicable fees. The credit facility requires interest payments annually with principal reductions beginning in 2000 until fully paid in 2017.


                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

4.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                      1996            1997
                                                                                  ------------    -------------
         Capitalized lease obligation payable in monthly installments              $  23,539       $  18,963
         of $611 through July 2000, collateralized by equipment with a carrying value of approximately $27,000 as of December 31, 1996

         Notes payable to finance company bearing interest                            27,466               -
         at 7.43% payable in monthly installments through
         February 1997; proceeds used to finance insurance policies

                                                                                   ---------       ---------
                  Total long-term debt and capital lease obligations                  51,005          18,963
         Less current portion                                                        (32,861)         (5,143)
                                                                                   ---------       ---------
                                                                                   $  18,144       $  13,820
                                                                                   =========       =========

         The following is a schedule of future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of September 30, 1997:

                                                      CAPITAL LEASE
                                                       OBLIGATIONS
                                                      -------------

         1997.........................................  $  1,833
         1998.........................................     7,333
         1999.........................................     7,333
         2000.........................................     7,188
                                                         -------
                  Total ..............................    23,687

         Less interest on capital lease obligations...    (4,724)
                                                         -------
                                                         $18,963
                                                         =======

5.       CONTINGENCIES

         On January 28, 1997, a competitor filed a complaint and jury demand for patent infringement against the Company. Management has examined the patent and concluded that the structure of the Company's product differs significantly from the teachings of the patent. In addition, the Company has sought the advice of patent counsel who has rendered a reasoned opinion to the effect that the Company's products do not infringe the competitor's patent.

         On August 21, 1997, a domestic sales competitor filed a complaint alleging that the Company induced several of the competitor's sales agents to breach their employment agreements when the Company contracted with these agents to sell the Company's products. The plaintiff is seeking an unspecified monetary award and punitive damages in the amount to be determined at trial. The plaintiff also sought to

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)

5.       CONTINGENCIES - (CONTINUED)

enjoin the Company from soliciting plaintiff's employees, interfering with their customer relationships and selling products to their former customers. The Company believes that the allegations are without merit. At a hearing in the Superior Court of New Jersey on October 8, 1997, the judge denied the plaintiff's request for injuctive relief.

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material adverse impact on the Company's financial position.

6.  COMMON SHAREHOLDERS' EQUITY

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

                                      NUMBER OF      EXERCISE      NUMBER OF
                                        SHARES         PRICE        SHARES
                                     UNDER OPTION    PER SHARE    EXERCISABLE
                                     ------------   ----------    -----------
Outstanding at December 31, 1996       560,199      $2.30-8.80      172,907
                                      --------      ----------
 Granted                                28,000       7.50-9.00
 Exercised                             (26,229)      2.30-6.67
 Expired                                (2,925)           6.67
                                      ---------      ---------

Outstanding at September 30, 1997      559,045      $2.30-9.00      233,054
                                      ========      ==========

The remaining nonexercisable options as of September 30, 1997 become exercisable as follows:

                    1997                21,790
                    1998                87,552
                    1999                85,792
                    2000                85,117
                    2001                43,590
                    2002                 2,150
                                       -------
                                       325,991
                                       =======

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

      The Company develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians. Sales of hip implant products historically accounted for most of the Company's revenues and profits; however, since 1995, sales of knee implant products have accounted for an increasingly significant portion of its revenues and profits. The Company anticipates that sales of knee implant products will continue to account for an increasingly significant portion of its revenues and profits.

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

                                                                EXACTECH, INC.
                                                  SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                                             NINE MONTHS ENDED
                                            ------------------------------------------------------
                                              SEPTEMBER 30, 1996            SEPTEMBER 30, 1997
HIP PRODUCTS                                 UNITS     $        %        UNITS       $         %
                                            ------   -----   ------     -------   ------    -----
     Cemented                               3,954    1,734     17.2%      4,012    1,770     14.1%
     Porous Coated                          4,064    1,469     14.6%      3,761    1,335     10.6%
     Bipolar                                  640      346      3.4%        655      312      2.5%
     Revision                                --       --        0.0%         27       68      0.6%
                                           ------   ------   ------      ------   ------    -----
Total Hip Products                          8,658    3,549     35.2%      8,455    3,485     27.7%

KNEE PRODUCTS

     Cemented Cruciate Sparing              6,558    3,278     32.5%      8,588    4,118     32.7%
     Cemented Posterior Stabilized          2,404    1,200     11.9%      4,480    2,918     23.2%
     Porous Coated                            986    1,382     13.7%      1,060    1,115      8.9%
     Revision                                --       --        0.0%      1,477      514      4.1%
                                           ------   ------   ------      ------   ------    -----
Total Knee Products                         9,948    5,860     58.1%     15,605    8,665     68.9%

Instrument Sales and Rental                            621      6.2%                 376      3.0%
Miscellaneous                                           51      0.5%                  50      0.4%

                                                    ======    ======              ======    =====
TOTAL                                               10,081    100.00%             12,576    100.0%


                                                                EXACTECH, INC.
                                                  SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                                            THREE MONTHS ENDED
                                            -----------------------------------------------------
                                               SEPTEMBER 30, 1996            SEPTEMBER 30, 1997
HIP PRODUCTS                                 UNITS       $       %        UNITS       $       %
                                            -----    ------    ----      ------    -----    -----
     Cemented                               1,346       564    17.3%      1,315       541    12.8%
     Porous Coated                          1,272       477    14.7%      1,135       452    10.7%
     Bipolar                                  249       125     3.8%        256       117     2.8%
     Revision                                --        --       0.0%         11        31     0.7%
                                            -----    ------    -----     ------    ------    -----
Total Hip Products                          2,867     1,166    35.8%      2,717     1,141    26.9%

KNEE PRODUCTS
     Cemented Cruciate Sparing              2,037     1,159    35.6%      2,883     1,391    32.8%
     Cemented Posterior Stabilized            752       392    12.1%      1,753     1,095    25.8%
     Porous Coated                            244       460    14.1%        282       288     6.8%
     Revision                                                   0.0%        482       187     4.4%
                                            -----    ------    -----     ------    ------    -----
Total Knee Products                         3,033     2,011    61.8%      5,400     2,961    69.8%

Instrument Sales and Rental                              66     2.0%                 122     2.9%
Miscellaneous                                            14     0.4%                  18     0.4%
                                                     ======    =====               ======   ======
TOTAL                                                 3,257   100.0%               4,242   100.0%


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales increased by $985,009, or 30.2%, to $4,242,293 in the quarter ended September 30, 1997, from $3,257,284 in the quarter ended September 30, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 78.0% on a unit basis and by 47.2% on a dollar basis from the quarter ended September 30, 1996 to the quarter ended September 30, 1997, as the Company continued to penetrate new markets with the Optetrak(R) knee system. Sales of hip implant products decreased by 5.2% on a unit basis and decreased by 2.1% on a dollar basis from the quarter ended September 30, 1996, to the quarter ended September 30, 1997. Although the average unit selling price of hip products increased in the three months ended September 30, 1997, the Company believes that more competitive pricing throughout the industry will result in slight selling price reductions for the balance of the year. Although the Company believes that the competitive pricing will continue, it does not believe the pricing will have a material adverse effect on its results of operations because lower average selling prices for existing products should be partially offset by higher selling prices for newer products including the AuRA revision hip components.

      Gross profit increased by $515,892, or 22.5%, to $2,808,484 in the quarter ended September 30, 1997, from $2,292,592 in the quarter ended September 30, 1996. As a percentage of sales, gross profit decreased to 66.2% in the quarter ended September 30, 1997, from 70.4% in the quarter ended September 30, 1996. The profit margin decrease was primarily the result of an increased mix of international sales. International sales were 13.2% of sales in the quarter ended September 30, 1997 as compared to 5.9% for the quarter ended September 30, 1996. International sales are at a significantly lower margin than domestic sales resulting in a reduced overall gross profit margin.

      Total operating expenses increased by $584,360, or 34.2%, to $2,291,400 in the quarter ended September 30, 1997, from $1,707,040 in the quarter ended September 30, 1996. Sales and marketing expenses, the largest component of total operating expenses, increased by $335,073, or 38.5%, to $1,204,897 in the quarter ended September 30, 1997, from $869,824 in the quarter ended September 30, 1996. Sales and marketing expenses increased as a percentage of sales to 28.4% in the quarter ended September 30, 1997, from 26.7% in the quarter ended September 30, 1996. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The Company's increased effort to expand its worldwide distribution and marketing network through sales agent recruitment and other promotions was a primary factor in the increase of sales and marketing expenses.

      General and administrative expenses increased by $33,733, or 8.4%, to $433,146 in the quarter ended September 30, 1997, from $399,413 in the quarter ended September 30, 1996. As a percentage of sales, general and administrative expenses decreased to 10.2% in the quarter ended September 30, 1997, from 12.3% in the quarter ended September 30, 1996. Total general and administrative expenses decreased as a percentage of sales largely due to relatively flat expenses spread over a larger sales base.

      Research and development expenses increased by $55,767, or 31.2%, to $234,373 in the quarter ended September 30, 1997, from $178,606 in the quarter ended September 30, 1996. Research and development expenses were 5.5% of sales in both the quarters ended September 30, 1997 and 1996. The Company expects research and development expenses to increase for the full year of 1997 as compared to 1996, due to continued development expenses associated with the Company's revision knee system, revision hip system and biologic products.

      Depreciation and amortization increased by $70,977, or 50.2%, to $212,312 in the quarter ended

September 30, 1997, from $141,335 in the quarter ended September 30, 1996, as a result of the continued increase in instrumentation for the Company's hip and knee systems. During the quarter ended September 30, 1997, $752,119 of knee and hip instrumentation was placed in service, resulting in the increase in depreciation expense.

      Royalty expenses increased by $88,810, or 75.4%, to $206,672 in the quarter ended September 30, 1997, from $117,862 in the quarter ended September 30, 1996, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.9% and 3.6% in the quarters ended September 30, 1997 and 1996, respectively. Royalty expenses increased as a percentage of sales due to the larger percentage of knee product sales as compared to hip product sales.

      The Company's income from operations decreased by $68,468, or 11.7%, to $517,084 in the quarter ended September 30, 1997, from $585,552 in the quarter ended September 30, 1996. The decrease was attributable to the overall increase in operating expenses as the Company continued to invest in research and development and the expansion of its worldwide distribution and marketing network.

      The Company realized net interest income of $34,739 in the quarter ended September 30, 1997, as compared to $93,519 in the quarter ended September 30, 1996. This decrease resulted primarily from a reduction in short-term investments in the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. Interest expense of $17,345 for the quarter ended September 30, 1997, was offset by $52,084 of interest income earned on the remaining proceeds of the Company's initial public offering ("IPO") consummated in June 1996 which were invested in short-term and government backed securities.

      In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. The investment previously had been accounted for by the equity method. During September 1997, the Company charged off the remaining book value of the investment in Techmed of $158,909. Although Techmed continues operations, the Company has concerns about the long-term viability of the enterprise. The Company is currently pursuing avenues to divest itself of its interest in Techmed.

      The Company did not realize income from any sublicense agreements in the quarter ended September 30, 1997, while the Company realized income from a sublicense agreement of $100,000 in the quarter ended September 30, 1996.

      Income before provision for income taxes decreased by $366,002, or 48.2%, to $392,914 in the quarter ended September 30, 1997, from $758,916 in the quarter ended September 30, 1996. The provision for income taxes was $149,308 in the quarter ended September 30, 1997, compared to $296,047 in the quarter ended September 30, 1996.

      As a result of the foregoing, the Company had net income available to common shareholders of $243,606 in the quarter ended September 30, 1997, compared to $462,869 in the quarter ended September 30, 1996, a 47.4% decrease. Net income available to common shareholders dropped as a percentage of sales to 5.7% in the quarter ended September 30, 1997 as compared to 14.2% in the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales increased by $2,495,329, or 24.8%, to $12,576,476 in the nine months ended September 30, 1997, from $10,081,147 in the nine months ended September 30, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the nine months ended September 30, 1997 increased by 56.9% on a unit basis and by 47.9% on a dollar basis as compared to the nine months ended September 30, 1996. Sales of hip implant products decreased by 2.3% on a unit basis and decreased by 1.8% on a dollar basis during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

      Gross profit increased by $1,841,330, or 27.8%, to $8,474,246 in the nine months ended September 30, 1997, from $6,632,916 in the nine months ended September 30, 1996. As a percentage of sales, gross profit increased to 67.4% in the nine months ended September 30, 1997, from 65.8% in the nine months ended September 30, 1996. The profit margin increase was primarily the result of a reduction in costs of the Optetrak(R) knee system components as production volumes increased.

      Total operating expenses increased by $1,890,699, or 39.8%, to $6,638,742 in the nine months ended September 30, 1997, from $4,748,043 in the nine months ended September 30, 1996. As a percentage of sales, total operating expenses increased to 52.8% in the nine months ended September 30, 1997, from 47.1%. The increase in total operating expense as a percentage of sales was primarily due to the increase in sales and marketing expenses as the Company expanded its worldwide marketing and distribution network. Sales and marketing expenses, the largest component of total operating expenses, increased by $1,048,932, or 41.9%, to $3,550,248 in the nine months ended September 30, 1997, from $2,501,316 in the nine months ended September 30, 1996. As a percentage of sales, sales and marketing expenses increased to 28.2% from 24.8% for the nine month period.

      General and administrative expenses increased by $243,137, or 25.2%, to $1,208,335 in the nine months ended September 30, 1997, from $965,198 in the nine months ended September 30, 1996. As a percentage of sales, general and administrative expenses remained constant at 9.6%.

      Research and development expenses increased by $205,647, or 40.2%, to $716,778 in the nine months ended September 30, 1997, from $511,131 in the nine months ended September 30, 1996. The Company expects research and development expenses to increase for the full year of 1997 as compared to 1996, due to continued development expenses associated with the Company's revision knee system, revision hip system and biologic products. As a percentage of sales, research and development expenses increased to 5.7% in the nine months ended September 30, 1997 from 5.1% for the nine months ended September 30, 1996.

       Depreciation and amortization increased to $563,419 in the nine months ended September 30, 1997, from $370,306 in the nine months ended September 30, 1996. The increase in depreciation expenses is primarily the result of additional investment in knee and hip instrumentation. During the nine months ended September 30, 1997, $1,637,923 of such assets were placed in service. As a percentage of sales, depreciation and amortization expenses were 4.5% and 3.7% in the nine months ended September 30, 1997 and September 30, 1996, respectively.

      Royalty expenses increased by $199,870, or 50.0%, to $599,962 in the nine months ended September 30, 1997, from $400,092 in the nine months ended September 30, 1996. The increase in royalty expenses is attributable generally to the overall growth in sales and specifically to the growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 4.8% and 4.0% in the nine months ended September 30, 1997 and September 30, 1996, respectively.

      The Company's income from operations decreased by $49,369, or 2.6%, to $1,835,504 in the nine months ended September 30, 1997, from $1,884,873 in the nine months ended September 30, 1996. The Company realized net interest income of $175,314 in the nine months ended September 30, 1997, as compared to net interest expense of $76,861 in the nine months ended September 30, 1996.

      The Company did not realize income from any sublicense agreements in the nine months ended September 30, 1997, while the Company realized income from a sublicense agreement of $100,000 in the nine months ended September 30, 1996.

      In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. The investment previously had been accounted for by the equity method. During September 1997, the Company charged off the remaining book value of the investment in Techmed of $158,909. During the nine months ended September 30, 1997, the Company recognized $183,909 in losses associated with Techmed. Although Techmed continues operations, the Company has concerns about the long-term viability of the enterprise. The Company is currently pursuing avenues to divest itself of its interest in Techmed.

      As a result of the consummation of the IPO in June 1996, all outstanding shares of preferred stock were either converted to common stock or redeemed in the nine months ended September 30, 1996, therefore there were no preferred stock dividends paid in the nine months ended September 30, 1997. Preferred stock dividends for the nine months ended September 30, 1996 were $10,154.

      As a result of the foregoing, the Company had net income available to common shareholders of $1,134,640 in the nine months ended September 30, 1997, compared to $1,132,695 in the nine months ended September 30, 1996, a 0.2% increase. Net income available to common shareholders decreased as a percentage of sales to 9.0% in the nine months ended September 30, 1997, as compared to 11.2% in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At September 30, 1997, the Company had working capital of $14,466,017 compared to $15,176,581 at December 31, 1996. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 1997 decreased to $3,472,035 from $3,992,442 at December 31, 1996. The reduction in cash and cash equivalents is primarily the result of the increased investment in instrumentation and inventory for all of the Company's products to support the expansion of the Company's worldwide distribution and marketing network. The Company projects that the current working capital will be sufficient to fund operations and expand the business for at least the next nine months.

      The Company has a line of credit of $3,000,000 with a financial institution. At September 30, 1997, there was no amount outstanding under the line of credit. The line of credit bears interest at the current "30 Day Commercial Paper Rate" as published in the Wall Street Journal plus 2.65% and expires in June of 1998. Borrowings under the line of credit are available to the extent of 80% of eligible receivables plus 50% of eligible inventory.

      In September 1997, the Company commenced construction of an approximately 38,000 square foot building to be used for administrative offices and manufacturing on land owned by the Company in Gainesville, Florida. The Company estimates that the costs of constructing and equipping this new plant will aggregate approximately $5,000,000. On November 13, 1997, the Company entered into a $3,900,000 letter of credit enhanced, lower floater industrial development bond facility. The credit facility will require interest payments annually with principal reductions beginning in 2000 until fully paid in 2017. The Company expects to fund the balance of the costs of this new plant from working capital.

OPERATING ACTIVITIES

      Operating activities used net cash of $1,184,137 in the nine months ended September 30, 1997 compared to providing net cash of $820,268 in the nine months ended September 30, 1996. The primary reason for the change was the $2,533,005 increase in inventory that occurred in the nine months ended September 30, 1997, as compared to the $49,641 reduction in inventory that occurred in the nine months ended September 30, 1996. The significant increase in inventory was a direct result of the Company's plan to support the expansion of the worldwide distribution and marketing network. During the first nine months of 1997, the Company significantly increased its ability to support additional sales agents through its increased investment in inventory.

      The other key component in the use of cash for operating activities was the increase in accounts receivable. As a result of the increase in average monthly sales, net trade receivables increased $642,185 for the period ended September 30, 1997 as compared to $183,932 in the nine month period ended September 30, 1996. During the nine month period ended September 30, 1997, the Company increased the allowance for doubtful accounts to $118,330 as the overall receivables outstanding increased. Included in this allowance was a specific allowance of $71,996 for receivables due from Techmed, the Company's Italian distributor.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $573,691 in the nine months ended September 30, 1997, as compared to cash used by investing activities of $5,070,458 in the nine months ended September 30, 1996. The primary reason for the change in cash flows between these two periods was the change in short-term investment activity. During the nine month period ended September 30, 1997, $3,083,788 in investments matured as compared to the purchase of $3,073,287 in investments in the nine month period ended September 30, 1996. As of September 30, 1997, $2,863,178 was invested in Merrill Lynch's daily maturing Institutional Fund comprised of commercial paper and government backed securities with a current yield of 5.4%.

FINANCING ACTIVITIES

         Financing activities provided net cash of $90,039 in the nine month period ended September 30, 1997, as compared to $9,141,428 in the period ended September 30, 1996. The primary reason for the change in cash provided by financing activities was the change in the proceeds from issuance of common stock. During the nine month period ended September 30, 1997, $122,081 in proceeds were received from issuance of common stock due to stock option exercises as compared to proceeds of $14,725,100 in the nine month period ended September 30, 1996 as a result of the IPO.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. SFAS No. 128 is not expected to have a material effect on the Company's reported EPS amounts. SFAS No. 128 is effective for the Company's financial statements for the year ended December 31, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of SFAS No. 130 will have on its financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of SFAS No. 131 will have on its financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Currently Required.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On August 21, 1997, Oxford Medical, Inc., a competitor of the Company, filed an action against the Company in the Superior Court of Essex County, New Jersey alleging that the Company induced several of its sales agents to breach their employment agreements when the Company contracted with these agents to sell its products. The plaintiff is seeking an unspecified monetary award and punitive damages in the amount to be determined at the trial. The plaintiff sought to enjoin the Company from soliciting plaintiff's employees, interfering with their customer relationships and selling products to their former customers. The Company denies the allegations. At a hearing held on October 8, 1997, the judge denied the plaintiff's request for injuctive relief.

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

Date: November 12, 1997                  By: /s/ TIMOTHY J. SEESE
                                             -------------------------
                                                 Timothy J. Seese
                                                 President and Chief
                                                 Operating Officer

Date: November 12, 1997                  By: /s/ JOEL C. PHILLIPS
                                             --------------------
                                                 Joel C. Phillips
                                                 Treasurer