Form 10-K
period 1997-12-31
EXACTECH INC
filed 1998-03-16
CIK 913165

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

As of February 20, 1998, the number of shares of the registrant's Common Stock outstanding was 4,904,663. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 20, 1998 was approximately $14,019,555, based on a closing sale price of $5.50 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS
                                       AND
                              CROSS REFERENCE SHEET
                                                                                  PAGE NUMBER
                                                                                  -----------
PART I     Item I.       Business
                             Business Overview                                        4
                             Products                                                 4
                             Marketing and Sales                                      7
                             Manufacturing and Supply                                 8
                             Patents and Proprietary Technology                       8
                             Research and Development                                10
                             Scientific Advisory Board                               11
                             Competition                                             11
                             Product Liability and Insurance                         11
                             Government Regulation                                   12
                             Employees                                               14
                             Executive Officers of the Registrant                    15
                             Glossary                                                17

           Item 2.      Properties                                                   19
           Item 3.      Legal Proceedings                                            19
           Item 4.      Submission of Matters to a Vote of Security Holders          20

PART II    Item 5.      Market for Registrant's Common Equity and Related
                                 Stockholder Matters                                 21

           Item 6.      Selected Financial Data                                      22
           Item 7.      Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations                           23

           Item 8.      Financial Statements and Supplementary Data                  29
           Item 9.      Changes in and Disagreements with Accountants on             46
                                 Accounting and Financial Disclosure

PART III   Item 10.     Directors and Executive Officers of the Registrant           46
           Item 11.     Executive Compensation                                       46
           Item 12.     Security Ownership of Certain Beneficial Owners
                                 and Management                                      46

           Item 13.     Certain Relationships and Related Transactions               46

PART IV    Item 14.     Exhibits, Financial Statement Schedules and Reports
                                 on Form 8-K                                         47

ITEM 1.   BUSINESS

         Certain terms used herein are defined in the Glossary on pages 17 to 19 hereof. Exactech, Inc. (the "Company") develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. Prior to 1995, the Company's revenues were derived primarily from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak/registered trademark/, a total primary knee replacement system, which had been in development for three years. The Optetrak/registered trademark/ knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak/registered trademark/ system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak/registered trademark/ system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. The Company has entered into an agreement with the Hospital for Special Surgery which gives the Company a non-exclusive option with respect to future knee systems developed at the Hospital for Special Surgery.

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

ORTHOPAEDIC IMPLANT INDUSTRY

         According to the Orthopedic Network News Volume 8 Number 3, United States sales of orthopaedic implant products were approximately $1.8 billion in 1996, an increase of 3.5% from 1995. During 1996, sales of knee implants were approximately $999 million, an increase of 5.3% from 1995, while sales of hip implants were approximately $793 million, an increase of 1.4% from 1995. The publication reports that there were 532,532 hip and knee joint replacements in the United States in 1996 compared to 504,067 in 1995. The Company expects sales of hip and knee joint replacements in foreign markets to grow more rapidly than in the United States.

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

         The Optetrak/registered trademark/ system also includes a total knee revision system with respect to which the Company commenced full scale marketing in 1997. The revision system includes a constrained condylar femoral component with enhanced stem and block augmentation and can be used with many components of the primary system. The constrained condylar femoral component was designed to provide greater constraint between the system components to compensate for ligaments weakened or lost due to disease or as a result of the original implant. The Company is also designing a unicompartmental knee with respect to which the Company will be required to obtain Food and Drug Administration ("FDA") clearance to market.

         HIP PRODUCTS. The Company began marketing a hip implant system in 1987. The Company's line of hip implant products currently consists primarily of three primary total hip implant systems, its Cemented Total Hip System, its MCS/registered trademark/ Porous Coated Total Hip System, and the
AuRA/registered trademark/ System, and two primary partial hip implant systems, its unipolar implant and its bipolar implant.

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

         The Company's Cemented Total Hip System is intended to provide optimal treatment for patients requiring cemented hip arthroplasty (joint reconstructive surgery) by minimizing failure of the bone cement. The femoral stem utilizes a cross-sectional design to reduce stress on the bone cement used to affix the implant to the patient's remaining bone tissue. The components of the system include a high demand forged cobalt chromium femoral stem or moderate demand Opteon/registered trademark/ forged cobalt chromium femoral stem. The Cemented Total Hip System is a mature product line which the Company intends to phase out with the AuRA/registered trademark/ Hip System over the next few years.

         The Company scaled up marketing and sales of the AuRA/registered trademark/ Hip System in 1997. AuRA/registered trademark/ is a comprehensive system that provides solutions for a broad range of patient problems. It is specifically designed to support the needs of a maturing generation of more active patients. The AuRA/registered trademark/ Hip System is comprised of a new primary total hip replacement system as well as revision components which include calcar replacement and long stems. It can also be used for fracture and tumor applications. All AuRA/registered trademark/ components have a common proximal geometry which affords the surgeon reproducability of results regardless of which stem is selected. AuRA/registered trademark/ components can be implanted using a single set of surgical instruments which makes the system more cost effective.

         The Company's MCS/registered trademark/ Porous Coated Total Hip System was designed to minimize thigh pain and abnormal bone remodeling resulting from bone-implant stiffness mismatch. The Company's MCS/registered trademark/ Porous Coated Total Hip System was also designed to avoid unnecessary damage to the bone and its blood supply during femoral preparation. The Company also provides instrumentation that facilitates reproducible implantation of the implant. The system consists of a modular acetabular cup and cup liner, screws for supplemental fixation of the acetabular cup, a modular head and a femoral stem. All of the Company's femoral heads are designed to be used with its femoral stems, including the Ziramic/registered trademark/ (zirconia ceramic) femoral head which was designed to further reduce friction and polyethylene wear, and is also compatible with the AuRA/registered trademark/ Hip System. The system has been cleared by FDA for use without cement.

         The Company's partial hip products include a bipolar prosthesis and a unipolar prosthesis. The Company's bipolar prosthesis also utilizes one of the stems used in total hip replacements. The bipolar prosthesis is designed for use in more active patients and the unipolar prosthesis is designed for use in less active patients.

         During 1996, the Company licensed patent technology for a modular revision hip system. The Company commenced product development of the modular revision hip system during 1997. The Company plans to continue product development and to seek FDA clearance to market the system in 1998. The Company plans to commence full scale marketing of the product in 1999.

         The Company provides its customers with the ACCUMATCH/registered trademark/ Implant Selection System, a computerized matching program that assists medical personnel in determining which of the Company's hip products is most suitable and cost-effective for a specific patient.

         OTHER COMPANY PRODUCTS AND SERVICES. The Company has designed and received FDA clearance to market a nonmodular shoulder implant system. In 1997, the Company temporarily halted development plans for a modular version of a shoulder implant system. The Company currently believes that other opportunities currently provide a more optimal use of the Company's resources.

         The Company has acquired an exclusive license for an improved surgical oscillating saw system that significantly reduces vibration, noise, and problems with control in surgery. The Company may develop this product through a separate wholly-owned subsidiary.

         The Company has licensed certain technology for orthopaedic repairs. This material will be supplied as a service through the Company's current sales organization. The Company plans to commence this service in the second quarter of 1998.

MARKETING AND SALES

         The Company markets its orthopaedic implant products in the United States through 32 independent agencies and two domestic distributors, that act as the Company's sales representatives, and internationally through eight foreign distributors, including one distributor which is 50% owned by the Company. The customers for the Company's products consist of hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision which orthopaedic implant to use. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sales agencies pursuant to which the agency is granted the exclusive right to market the Company's products in the specified territory and the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agents do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by two Regional Managers (West/Midwest and Northeast). The Company has contractual arrangements with its domestic distributors which are similar to its arrangements with its sales agencies, except the Company does not pay the distributors commissions and the distributors purchase inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in 30 states, including Florida, New York, California, Texas, Ohio, Pennsylvania and Illinois.

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

         During the years ended December 31, 1995, 1996 and 1997, approximately 10%, 7% and 6%, respectively, of the Company's sales were derived from a major customer. During the years ended December 31, 1995, 1996 and 1997 one distributor, MBA Del Principado, S.p.A., accounted for approximately 5%, 13% and 13%, respectively, of the Company's sales.

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

         In 1993, the Company commenced foreign sales through a distributor in Korea. In order to expand its global sales and marketing capabilities, in July 1995, the Company established Techmed, its Italian distributor, in which the Company has a 50% ownership interest. Under the terms of the agreement pursuant to which Techmed was established, the Company has contributed $193,759 in equity to Techmed. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible.

         The Company currently offers its products in eight countries in addition to the United States: Argentina, Australia, Columbia, Greece, Italy, Korea, Spain and Turkey. For the years ended December 31, 1995, 1996 and

1997, foreign sales accounted for $743,700, $2,124,856 and $3,051,151, representing approximately 8.2%, 15.4%, and 17.3%, respectively, of the Company's sales. For the years ended December 31, 1995, 1996 and 1997, gross profit from foreign sales accounted for $257,083, $597,944 and $1,127,455, respectively. The Company intends to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In order to expand its global sales and marketing capabilities, the Company intends to assess the attractiveness of establishing local manufacturing to serve the Italian, Spanish and other EEC markets. The Company intends to continue to expand its international distribution network in 1998.

MANUFACTURING AND SUPPLY

         The Company utilizes third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. The Company consults with its vendors in the early stages of the design process of its products. The Company believes that its strategy of using third-party vendors for manufacturing and consulting with such vendors in the design process enables it to efficiently source product requirements while affording it considerable flexibility. Because the Company is able to obtain competitive prices from a number of suitable suppliers with FDA-approved facilities, the Company believes it is able to offer high quality products at cost-effective prices. In order to control its production costs, the Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors. The Company may in the future establish manufacturing strategic alliances to assure itself of continued low-cost production. For the years ended December 31, 1995, 1996 and 1997, the Company purchased approximately 68%, 62% and 72%, respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the Company to its vendors.

         The Company's assembly, packaging and quality control operation are conducted at its principal offices in Gainesville, Florida. Each component received from its vendors is examined by Company personnel prior to assembly or packaging to ensure that it meets the Company's specifications. The Company plans to engage in limited manufacturing of the components of its products, consisting primarily of final machining of components during 1998. The Company is in the process of completing a new facility to be used by the Company for principal executive offices, research and development laboratories and manufacturing. The Company expects to occupy the new facility in the third quarter of 1998.

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

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1995, 1996 and 1997, the Company paid royalties aggregating $101,393, $187,773 and $288,759 respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two of the members of its design team in connection with the development of its hip revision system and is negotiating similar agreements with the remaining members of its hip revision design team. The Company anticipates that the members of that team will be entitled to customary royalties.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1997, the Company paid Dr. Burstein $123,750 as compensation under the consulting agreement.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak/registered trademark/ knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak/registered trademark/ knee implant system will not infringe the intellectual property rights of third parties. During the years ended December 31, 1996 and 1997, the Company recognized royalties to the Hospital for Special Surgery of $307,801 and $474,357, respectively.

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

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Accumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Accumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Accumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company is obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Accumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. During the years ended December 31, 1995, 1996 and 1997, the Company paid royalties to Accumed of approximately $13,412, $11,577 and $11,906, respectively.

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

         During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and an additional $150,000 is payable at such time as the licensor produces a developed product.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1995, 1996 and 1997, the Company expended $722,118, $750,256 and $937,988 respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction of the revision components of the Company's Optetrak/registered trademark/ knee implant system and the AuRA/registered trademark/ Hip System in 1997. The Company's principal research and development efforts currently relate primarily to the production of enhanced revision components of the Optetrak/registered trademark/ comprehensive knee implant system and the development of the modular hip implant system.

SCIENTIFIC ADVISORY BOARD

         The Company's strategy is to utilize members of its Scientific Advisory Board, consisting of internationally known physicians and biomechanists, in the design process to facilitate the development of high quality products at cost-effective prices. The Scientific Advisory Board assists the Company in identifying new product opportunities, provides evaluation and comments on existing product development and clinical programs, and provides a direct link between the Company and the academic, medical and scientific communities which permits the Company to quickly identify and respond to the demands of orthopaedic surgeons. Members of the Scientific Advisory Board generally meet at least quarterly. In addition, from time to time, the members of the Scientific Advisory Board consult with the Company individually at the request of the Company. The Company has entered into consulting agreements with certain members of the Scientific Advisory Board pursuant to which the Company pays royalties to such members. See "Patents and Proprietary Technology; License and Consulting Agreements." The members of the Scientific Advisory Board in addition to Dr. William Petty and Dr. Gary J. Miller include: Albert H. Burstein, Ph.D., Edmund Chao, Ph.D., Ivan Gradisar, M.D., William Murray, M.D., Raymond Robinson, M.D., Franklin Sim, M.D., Robert Trousdale, M.D.

COMPETITION

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. The largest competitors in the orthopaedic hip implant market are DePuy, Inc., Bristol-Myers Squibb Company (Zimmer Inc.), Pfizer Inc. (Howmedica, Inc.), Osteonics, Inc. and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 79% in 1996. The largest competitors in the orthopaedic knee implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Pfizer Inc. (Howmedica, Inc.), Johnson & Johnson, DePuy, Inc. and Osteonics, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 69% in 1996.

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

GOVERNMENT REGULATION

         The Company's operations and relationships are subject to extensive, rigorous, expensive, time-consuming and uncertain regulation in the United States and certain other countries. The primary regulatory authority in the United States is the FDA. The development, testing, labeling, distribution, marketing and manufacture of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the "Amendments") and additional regulations promulgated by FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

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

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) premarket notifications, including: its cemented hip implant system, including femoral stem, acetabular cup and femoral heads; bone screws; porous coated cemented femoral stem and acetabular component; bipolar partial hip implant; Zirconia/registered trademark/ (ceramic) femoral heads; Opteon/registered trademark/ femoral stem for cemented and noncemented use; MCS femoral stem and acetabular component for cemented and noncemented use; AuRA/registered trademark/ femoral stem; and the Optetrak/registered trademark/ knee replacement system.

         New medical device products of the Company will likely be subject to this clearance process, although FDA has gradually enhanced the clinical data requirements applicable to many 510(k) applications over the last few years. The process of obtaining regulatory clearances is lengthy, expensive and uncertain. FDA could choose to reclassify the Company's prosthetic systems as Class III products subject to a PMA under various conditions, such as a determination that the device could not demonstrate substantial equivalence to a predicate device based on a new intended use or because a technological change or modification in the device could not be adequately evaluated for safety and effectiveness without a requirement for a PMA. Further, FDA could choose to impose strict labeling requirements, onerous operator training requirements, post-marketing surveillance, individual patient recipient lifetime tracking, or other requirements as a condition of marketing clearance, any of which could limit the Company's ability to market its products and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition, the Company's manufacturing processes are required to comply with GMP regulations. These regulations cover the methods of design, testing, production, control, quality assurance, labeling, packaging, shipping, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and FDA has publicly stated that compliance will be more strictly scrutinized. New regulations which became effective in 1997 offer additional controls which parallel international standards. The Company's facilities and manufacturing processes, as well as that of certain of the Company's third-party suppliers, are subject to periodic inspections by FDA or other agencies. To date, the Company has successfully undergone two such inspections with only minor deficiencies cited at the exit interview and for which appropriate corrective responses were found acceptable to FDA.

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

         Prior to 1996, the Company voluntarily initiated and satisfactorily completed two Class III recalls. A Class III recall is defined as a situation in which the use of a violative product is not likely to cause adverse health consequences. One recall involved a partially mislabeled product. The second involved the manufacturing process of a bone screw. FDA reviewed and authorized these two recalls, and concluded that each of the two recalls was conducted and completed properly. During September 1997, the Company voluntarily initiated a Class II recall as the result of the failure of an Opteon/registered trademark/ femoral hip stem. A Class II recall is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

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

         The Company is required to obtain various licenses and permits from foreign governments and to comply with significant regulations that vary by country in order to market its products in foreign markets. In order to continue marketing its products in Europe after mid-1998, the Company will be required to obtain ISO 9001 certification and receive "CE" mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the prerequisites for CE mark certification. Failure to receive the right to affix the CE mark will prevent the Company from selling its products in member countries of the European Union. The Company is currently in the ISO certification process and plans on applying for both ISO 9001 and CE mark certification during the second quarter of 1998.

         Certain provisions of the Social Security Act, commonly referred to as the "Anti-kickback Statute," prohibit entities, such as the Company, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Statute is broad in scope and has been broadly interpreted by courts in many jurisdictions. Read literally, the statute places at risk many business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third party payer patients. Violation of the Anti-kickback Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties excluding violators from participation in Medicare or state health programs.

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

EMPLOYEES

         As of December 31, 1997, the Company employed 45 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME                                AGE     POSITION
----                                ---     --------
William Petty, M.D. . . . . . .    55       Chairman of the Board and Chief Executive Officer

Timothy J. Seese. . . . . . . .    51       President, Chief Operating Officer and Director

Gary J. Miller, Ph.D. . . . . .    50       Vice President Research and Development and Director

David W. Petty. . . . . . . . .    31       Vice President, Marketing

Marc Olarsch. . . . . . . . . .    35       Vice President, Sales

Joel C. Phillips . . . . . . .     30       Treasurer

Betty Petty . . . . . . . . . .    55       Secretary

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

         GARY J. MILLER, PH.D. was a founder and has been the Vice President, Research and Development of the Company since October 1986 and a Director since March 1989. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 through July 1997. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate professorship in the College of Veterinary Medicine's Small Animal Surgical Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace Engineering, Mechanics and Engineering Sciences in 1995. He was a consultant to FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

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

ALLOGRAFT- a homograft between allogenic individuals

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

CALCAR REPLACEMENT STEM-A femoral hip implant component used when there is bone loss or destruction in the proximal medial area of the femur.

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

HOMOGRAFT- a graft of tissue from the donor of the same species as the recipient

IMPLANT-A device employed in arthroplasty.

JOINT REPLACEMENT-An arthroplasty procedure where joint functionality is restored as far as possible by totally substituting an artificial joint orthopaedic implant system for a diseased or damaged joint.

KNEE ARTHROPLASTY-An operation to restore as far as possible the integrity and functionality of the knee joint.

LONG STEM-A femoral hip implant component used when the length of the primary component does not meet the fixation needs of the surgical situation.

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

REVISION SYSTEMS-Orthopaedic implants which are designed to replace a failed orthopaedic implant.

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

UNIPOLAR PROSTHESIS-A large hemispherical implant component which is attached to a femoral stem in a partial hip arthroplasty

ITEM 2.   PROPERTIES

         The Company maintains its corporate headquarters and a warehouse for its business operations, consisting of approximately 12,000 square feet, located in Gainesville, Florida, under a two-year lease which commenced on July 1, 1996. The lease does not provide for any renewal of the term thereof. The Company's monthly lease payments are approximately $5,523, for an annual lease payment of approximately $66,276, which amounts do not include the Company's share of applicable sales taxes related to rental payments, county real estate taxes and public utility charges. The Company also owns a total of approximately eight acres of land in Gainesville, Florida. The Company anticipates that it will require more space in connection with the expansion of its business. The Company is currently constructing a new facility on the land to be used by the Company for principal executive offices, research and development laboratories and manufacturing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On April 3, 1995, Joint Medical Products, Inc. ("Joint Medical") commenced an action (the "Action") against the Company, and many of its competitors, alleging the infringement of a United States patent held by Joint Medical entitled "Ball and Socket Bearing for Artificial Joint" (the "Ball and Socket Patent"). As part of the Action, Joint Medical alleged that the Company's manufacture and sale of certain orthopaedic implants was an infringement of the Ball and Socket Patent. The Company and Joint Medical entered into a Tolling Agreement, effective as of April 3, 1995, pursuant to which the parties agreed that the Action would be dismissed without prejudice as to the Company. The Tolling Agreement further provided that neither the Company nor Joint Medical would commence any further action regarding the Company's alleged infringement of the Ball and Socket Patent until the rendering of a decision by the Board of Patent Appeals and Interferences regarding such alleged patent infringement. In accordance with the Tolling Agreement, the Action was dismissed as against the Company, among others, as of July 28, 1995. During 1996, the Board of Patent Appeals and Interferences ruled in Joint Medical's favor and allowed the filing of claims to continue. On January 28, 1997, Joint Medical filed a complaint in the U.S. District Court for the District of Connecticut against the Company seeking injunctive relief and unspecified monetary damages. The Company believes, based upon a reasoned opinion of patent counsel, Fish and Richardson P.C., that Joint Medical's claims are without merit and that its orthopaedic implants do not infringe upon the Ball and Socket Patent. In December 1997, the complaint was dismissed without prejudice. The product line claimed to be in violation of the patent is the MCS/registered trademark/ Porous Acetabular Shell which represented approximately 11%, 7% and 6% of the Company's revenues for the years ended December 31, 1995, 1996 and 1997, respectively. A finding that such product line infringes upon the Ball and Socket Patent could materially and adversely affect the Company's business operations, as well as expose the Company to significant monetary damages.

         On August 21, 1997, Oxford Medical, Inc., a competitor of the Company, filed a complaint in the United States District Court in New Jersey alleging that the Company induced several of the competitor's sales agents to breach their employment agreements when the Company contracted with these agents to sell the Company's products. The plaintiff is seeking an unspecified monetary award and punitive damages in the amount to be determined at trial. The plaintiff also sought to enjoin the Company from soliciting plaintiff's employees, interfering with their customer relationships and selling products to their former customers. The Company believes that the allegations are without merit. At a hearing in the Superior Court of New Jersey on October 8, 1997, the judge denied the plaintiff's request for injuctive relief. Litigation is currently proceeding.

         In December 1997, Biomet, Inc., a competitor of the Company, filed a complaint against one of the competitor's former sales agents in the United States District Court in Oregon. The competitor petitioned the court to include the Company in the complaint alleging liability for actions of the sales agent and interference by the Company with a contract between the competitor and the sales agent. The court refused to allow the Company to be included in the complaint, but affirmed that the competitor could name the Company in a separate complaint. Without admitting any wrongdoing, the Company and the agent settled the dispute through mediation in February 1998, and obtained a release of all claims. As part of the settlement, the Company agreed to pay $20,000 to the agent for legal expenses and an additional $55,000 in enhanced sales commissions to the agent over an indeterminate period of time if the commissions are earned. The Company also agreed not to hire as a new sales agent any of the competitor's exclusive distributors or sales representatives whose territory is west of the Mississippi in the continental United States for a period of four months.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART  II.
---------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "EXAC" since May 30, 1996, the date of the IPO. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

                                                     HIGH                  LOW
                                                     ----                  ---
1996
----
Second Quarter (beginning May 30, 1996)              $11.00                $8.00
Third Quarter                                          8.13                 5.00
Fourth Quarter                                        12.25                 7.00

1997
----
First Quarter                                        $10.00                $6.50
Second Quarter                                         7.75                 6.00
Third Quarter                                          7.00                 5.56
Fourth Quarter                                         6.88                 3.88

1998
----
First Quarter (through February 20, 1998)            $ 6.00                $5.00

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

         As of February 20, 1998, the Company had approximately 231 stockholders of record. There are in excess of 2,000 beneficial owners of the Company's Common Stock.

         After deducting expenses of $2,062,090 of the IPO, the Company received $12,657,910 in net proceeds from the IPO. Set forth below is information concerning the actual use of such proceeds.

                                            DIRECT OR INDIRECT PAYMENTS        DIRECT OR INDIRECT PAYMENTS
                                               TO RELATED PARTIES (1)                   TO OTHERS
                                            ---------------------------        ---------------------------
Purchase and installation of machinery
         and equipment                               $   -                              $2,896,048
Repayment of indebtedness                            $   -                              $4,942,268
Temporary Investments (2)                            $   -                              $2,044,961
Other Purposes (3)                                   $   -                              $2,774,633


1 - Includes direct or indirect payments to directors, officers, general partners of the Company, or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.
2 - Includes daily maturing fund investments and overnight repurchase agreements totaling $2,044,961.
3 - Includes increase of inventory held for sale of $2,774,663.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere herein.


                                                           YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                        1993           1994            1995          1996          1997
                                        ----           ----            ----          ----          ----

STATEMENT OF OPERATIONS DATA:
Net sales                                         $ 4,675,505  $ 5,355,804   $ 9,118,075   $13,839,976   $17,648,060
Cost of goods sold                                  1,360,025    1,586,633     2,995,955     4,683,875     5,895,302
Gross profit                                        3,315,480    3,769,171     6,122,120     9,156,101    11,752,758
Operating expenses
    Sales and marketing                             1,405,043    1,500,514     2,326,286     3,525,834     4,911,906
    General and administrative                        594,645      750,669     1,033,319     1,346,304     1,677,878
    Research and development                          488,029      597,812       722,118       750,256       937,988
    Royalties                                          11,686       14,767       210,127       571,807       855,415
    Depreciation and amortization                     142,481      224,624       350,612       509,236       813,200
Total operating expenses                            2,641,884    3,088,386     4,642,462     6,703,437     9,196,387
Income from operations                                673,596      680,785     1,479,658     2,452,664     2,556,371
Other income (expense):
    Interest income
       (expense), net                                (137,448)    (158,288)     (273,110)       12,336       200,720
    Income from sub-license
       agreement, net                                     -            -         170,534       100,000           -
    Equity in net loss of
       subsidiary                                         -            -         (22,361)      (59,486)     (183,909)
Income before provision for
    income taxes                                      536,148      522,497     1,354,721     2,505,514     2,573,182
Provision for income taxes                            182,709      176,369       527,793       950,906       997,188
Net income                                            353,439      346,128       826,928     1,554,608     1,575,994
Preferred stock dividends                              8,194        19,298        22,798        10,154           -
Net income available to
    common shareholders                              345,245       326,830       804,130     1,544,454     1,575,994
Basic earnings per common share *                      $0.12         $0.11         $0.27         $0.38         $0.32
Diluted earnings per common share *                    $0.12         $0.11         $0.27         $0.37         $0.32

                                                                        AS OF DECEMBER 31,
                                                  ------------------------------------------------------------------
BALANCE SHEET DATA:                                  1993          1994         1995          1996           1997
                                                     ----          ----         ----          ----           ----
Total current assets                              $4,128,169    $4,781,430   $ 8,411,133   $17,358,859   $20,334,332
Total assets                                       5,035,368     6,296,745    10,620,750     1,107,072    27,154,836
Total current liabilities                          1,940,097     1,896,488     4,476,374     2,182,278     2,464,461
Total long-term debt, net of current portion          10,928       684,903     1,002,309        18,144     3,912,835
Total liabilities                                  2,509,605     3,210,993     6,452,479     2,527,297     6,811,244
Total preferred stock                                241,220       241,220       291,220           -             -
Total common shareholders' equity                  2,284,543     2,844,532     3,877,051    18,579,775    20,343,592

  * Earnings per share for years prior to 1997 have been restated per SFAS 128 "Earnings Per Share"

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


                                                                          EXACTECH, INC.
                                                               SALES SUMMARY BY PRODUCT LINE ($'000'S)


                                                                           YEAR ENDED
                                         ----------------------------------------------------------------------------------------
                                              DECEMBER 31, 1995             DECEMBER 31, 1996              DECEMBER 31, 1997
HIP PRODUCTS                               UNITS$      $        %        UNITS       $        %        UNITS        $        %
------------                               ------      -        -        -----       -        -        -----        -        -
     Cemented                              5,207    2,567      28.2%     5,370     2,339     16.9%     5,117      2,288     13.0%
     Porous Coated                         4,321    1,931      21.2%     5,354     1,932     14.0%     4,589      1,735      9.8%
     Bipolar Prosthesis                      846      460       5.0%       835       459      3.3%       890        417      2.4%
     Revision                                -        -         -            4         9      0.1%        54        126      0.7%
                                         ---------------------------   ---------------------------   ----------------------------
Total Hip Products                        10,374    4,958      54.4%    11,563     4,739     34.3%    10,650      4,566     25.9%

KNEE PRODUCTS
     Cemented Cruciate Sparing             3,220    1,932      21.2$     9,174     4,515     32.6%    12,550      5,652     32.0%
     Cemented Posterior Stabilized         1,233      726       7.9%     3,536     1,969     14.2%     7,045      4,411     25.0%
     Porous Coated                           571      811       8.9%     1,315     1,775     12.8%     1,428      1,502      8.5%
     Revision                                -        -         -          -         -         -       2,313        847      4.8%
                                         ---------------------------   ---------------------------   ----------------------------
Total Knee Products                        5,024    3,469      38.0%    14,025     8,259     59.6%    23,336     12,412     70.3%

Instrument Sales and Rental                           644       7.1%                 773      5.6%                  602      3.4%
Miscellaneous                                          47       0.5%                  69      0.5%                   68      0.4%
                                                 ===================           ====================           ===================
TOTAL                                               9,118     100.0%              13,840     100.0%              17,648    100.0%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net sales increased by $3,808,084, or 28%, to $17,648,060 in the year ended december 31, 1997, from $13,839,976 in the year ended December 31, 1996. Domestic sales increased 25%, to $14,596,909 in the year ended December 31, 1997, from $11,715,120 in the year ended December 31, 1996. International sales increased 44%, to $3,051,151 in the year ended December 31, 1997, from $2,124,856 in the year ended December 31, 1996. As a percentage of sales, international sales increased from 15% in the year ended December 31, 1996, to 17% in the year ended December 31, 1997. The increase in net sales resulted primarily from increased unit volume of the company's knee implant products. Sales of knee implant products for the year ended december 31, 1997, increased by 66% on a unit basis and by 50% on a dollar basis from the year ended december 31, 1996, as a result of the continued full-scale marketing of the Optetrak knee system and the release of the revision knee components. Sales of hip implant products for the year ended december 31, 1997 decreased by 8% on a unit basis and by 4% on a dollar basis from the year ended december 31, 1996. The modest average selling price increases in the hip implant products are the result of sales of the higher priced AuRA hip system revision components. Hip and knee instrument sales and rentals decreased to $602,082 in the year ended December 31, 1997, from $772,554 in the year ended December 31, 1996 as international knee instrument sales decreased.

         Gross profit increased by $2,596,657, or 28%, to $11,752,758 in the year ended December 31, 1997, from $9,156,101 in the year ended December 31, 1996. As a percentage of sales, gross profit increased to 67% in the year ended December 31, 1997, from 66% in the year ended December 31, 1996. The increase was primarily the result of a reduction in the unit costs of the company's knee products as production volumes increased.

         Total operating expenses increased by $2,492,950, or 37%, to $9,196,387 in the year ended December 31, 1997, from $6,703,437 in the year ended December 31, 1996. Operating expenses increased as a percentage of sales in the year ended December 31, 1997, to 52% from 48% in the year ended December 31, 1996. Sales and marketing expenses increased by $1,386,072, or 39%, to $4,911,906 in the year ended December 31, 1997, from $3,525,834 in the year ended December 31, 1996. As a percentage of sales, sales and marketing expenses increased to 28% in the year ended December 31, 1997 as compared to 26% in the year ended December 31, 1996. Sales and marketing expenses increased as a percentage of sales largely due to enhanced commission programs used to maintain existing and attract new agents. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $331,574, or 25%, to $1,677,878 in the year ended December 31, 1997, from $1,346,304 in the year ended December 31, 1996. As a percentage of sales, general and administrative expenses remained relatively constant at 10% in the years ended December 31, 1996 and 1997. Total general and administrative expenses increased on a dollar basis during the most recent year as compared to the prior year primarily as a result of increased legal expenses associated with ongoing legal proceedings. See "Item 3. Legal Proceedings."

         Research and development expenses increased by $187,732, or 25%, to $937,988 in the year ended December 31, 1997 from $750,256 in the year ended December 31, 1996, as product development expenses for the revision and modular hip systems increased. As a percentage of sales, research and development expenses remained relatively constant at 5% in the years ended December 31, 1996 and 1997.

         Depreciation and amortization expenses increased to $813,200 in the year ended December 31, 1997, from $509,236 in the year ended December 31, 1996. Depreciation and amortization expenses increased in 1997 as a result of the increased investment in hip and knee instrumentation. During the year ended December 31, 1997, $1,951,104 of such instruments were placed in service and capitalized, resulting in the increase in depreciation and amortization expenses.

         Royalty expenses increased by $283,608, or 50%, to $855,415 in the year ended December 31, 1997, from $571,807 in the year ended December 31, 1996, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. In 1997, the Company recognized royalty expenses of $474,357 in connection with the license agreement with the Hospital for Special Surgery and $381,058 in connection with other consulting and license agreements. As a percentage of sales, royalty expenses were 5% and 4% in the years ended December 31, 1997 and 1996, respectively.

         The Company's income from operations increased by $103,707, or 4%, to $2,556,371 in the year ended December 31, 1997, from $2,452,664 in the year ended December 31, 1996. The increase was primarily attributable to the increase in sales and gross profits, partially offset by the increase in operating expenses.

         The Company recognized net interest income of $200,720 in the year ended December 31, 1997, as compared to $12,336 in the year ended December 31, 1996. Interest income of $275,112 for the year ended December 31, 1997, was offset by $74,392 of interest expense as the proceeds of the Company's IPO consummated in June 1996 were invested in short-term commercial paper and government backed securities. The outstanding principal balance of the Company's debt averaged approximately $510,325 and $1,427,000 during 1997 and 1996, respectively. The average outstanding balance decreased in 1997 because approximately $3,900,000 was outstanding on the IRB loan only for a period of a month and a half, whereas, the Company averaged approximately $3,000,000 in outstanding debt for the first five months of 1996. The weighted average interest rate on such debt was 4.32% and 8.56% for 1997 and 1996, respectively.

         In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. Prior to September 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible.

         Income before provision for income taxes increased by $67,668, or 3%, to $2,573,182 in the year ended December 31, 1997, from $2,505,514 in the year ended December 31, 1996. The provision for income taxes was $997,188 in the year ended December 31, 1997, compared to $950,906 in the year ended December 31, 1996.

         All outstanding shares of the Company's preferred stock were either converted to Common Stock or redeemed in the year ended December 31, 1996. As a result, there were no preferred stock dividends for the year ended December 31, 1997, as compared to $10,154 in the year ended December 31, 1996. As a result, the Company had net income of $1,575,994 in the year ended December 31, 1997, compared to $1,544,454 in the year ended December 31, 1996, a 2% increase.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales increased by $4,721,901, or 52%, to $13,839,976 in the year ended December 31, 1996, from $9,118,075 in the year ended December 31, 1995. Domestic sales increased 40%, to $11,715,120 in the year ended December 31, 1996, from $8,374,375 in the year ended December 31, 1995. International sales increased 186%, to $2,124,856 in the year ended December 31, 1996, from $743,700 in the year ended December 31, 1995. As a percentage of sales, international sales increased from 8% in the year ended December 31, 1995, to 15% in the year ended December 31, 1996. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the year ended December 31, 1996, increased by 179% on a unit basis and by 138% on a dollar basis from the year ended December 31, 1995, as a result of the continued full-scale marketing of the Optetrak knee system. Sales of hip implant products for the year ended December 31, 1996 increased by 11.5% on a unit basis and decreased by 4.4% on a dollar basis from the year ended December 31, 1995. The average selling price reductions in the hip system are the result of increased unit sales of lower priced products including the MCS screw and the Opteon medium demand stem. Specifically, the MCS screw system accounted for 901 units of the 1,189 hip units increase in 1996 sales while providing only 3% of hip system sales. Hip and knee instrument sales and rentals increased to $772,554 in the year ended December 31, 1996, from $644,316 in the year ended December 31, 1995 as international knee instrument sales increased.

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

         Depreciation and amortization expenses increased to $509,236 in the year ended December 31, 1996, from $350,612 in the year ended December 31, 1995. Depreciation and amortization expenses increased in the most recent year as a result of the increased investment in hip and knee instrumentation. During the year ended December 31, 1996, $1,332,759 of such instruments were placed in service and capitalized, resulting in the increase in depreciation and amortization expenses.

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

         The Company recognized net interest income of $12,336 in the year ended December 31, 1996, as compared to net interest expense of $273,110 in the year ended December 31, 1995. Interest expense of $239,623 for the year ended December 31, 1996, was offset by $251,959 of interest income as the proceeds of the Company's IPO consummated in June 1995 were invested in short-term commercial paper and government backed securities. The outstanding principal balance of the Company's debt averaged approximately $1,427,000 and $2,900,000 during 1996 and 1995, respectively. The weighted average interest rate on such debt was 8.56% and 9.87% for 1996 and 1995, respectively.

         In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. The investment has been accounted for by the equity method. Included in other income and expenses for the year ended December 31, 1996, are $59,486, the Company's equity share in the net loss of Techmed and the recognition of sublicense income of $100,000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, the Company financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 1997, the Company had working capital of $17,869,871 compared to $15,176,581 at December 31, 1996. As a result of operating, investing and financing activities, cash and cash equivalents at December 31, 1997 increased to $4,176,293 from $3,992,442 at December 31, 1996. The increase in working capital is primarily the result of the proceeds from an industrial revenue bond financing discussed below, the proceeds of which are being used to finance the Company's new facility. As of December 31, 1997, the Company had expended $1,371,545 in costs associated with the construction of the facility. The Company is committed to approximately $2,028,000 in remaining construction costs associated with the completion of the new facility as of December 31, 1997. The Company maintains a $3,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in July 1998. At December 31, 1997, there was no amount outstanding under the line of credit. The Company believes that funds from operations, the remaining proceeds of the IPO and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities used net cash of $1,625,239 in the year ended December 31, 1997 as compared to providing net cash of $8,951 in the year ended December 31, 1996. The primary reason for the change was the larger increase in inventory during 1997 of $3,072,123 as compared to the $1,303,401 increase in inventory that occurred during 1996. Another factor resulting in more cash being used in operating activities for the year ended December 31, 1997, was the growth in trade receivables. Cash required as a result of the increase in trade receivables was $1,298,132 during 1997, as compared to $660,735 during 1996.

FINANCING ACTIVITIES

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.3% as of December 31, 1997). The proceeds of the credit facility are being used to finance construction of the new facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility.

         Net cash provided by financing activities decreased from $9,017,468 during the year ended December 31, 1996, to $3,892,522 in the year ended December 31, 1997. Net Cash provided by financing activities for the year ended December 31, 1997 reflects the proceeds of from the $3,900,000 industrial revenue bond financing with the City while net cash provided by financing activities for the year ended December 31, 1996 reflects the net proceeds of $12,657,910 from the Company's IPO consummated in June 1996. In 1997, the Company also paid $118,935 of debt issuance costs associated with the industrial revenue bond financing which will be recognized as expense over the term of the loan.

INVESTING ACTIVITIES

         The Company invested the remaining proceeds of the industrial revenue bond financing and the IPO in short-term investments and government backed securities. As of December 31, 1997, $3,467,072 was invested in commercial paper and discount notes yielding approximately 5% and $1,763,996 was invested in Merrill Lynch's Treasury Fund and Money Market Fund comprised of commercial paper and government backed securities yielding a return of approximately 5%. During the year ended December 31, 1997, net cash used in investing activities decreased to $2,083,432 as compared to $5,235,956 in the year ended December 31, 1996. This decrease was primarily due to the maturity of $3,083,788 of short term investments in 1997 and reduced purchases of short term investments of $1,335,740 in 1997 as compared to $3,083,788 in 1996.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         See Note 2 of Notes to Financial Statements for information concerning recent accounting pronouncements.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
-----------------------------------------------------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 TABLE OF CONTENTS

                                                                                      PAGE

         Independent Auditors' Report                                                   30

         Balance Sheets as of December 31, 1996 and 1997                                31

         Statements of Income for the Years Ended December 31, 1995, 1996 and 1997      32

         Statement of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1995, 1996 and 1997                                      33

         Statements of Cash Flows for the Years Ended                                   34
                  December 31, 1995, 1996 and 1997

         Notes to Financial Statements for the Years Ended                              35
                  December 31, 1995, 1996 and 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the "Company") as of December 31, 1996 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Exactech, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

February 13, 1998

EXACTECH, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
----------------------------------------------------------------------------------------------------------------

ASSETS                                                                          1996                     1997
                                                                                ----                     ----
  CURRENT ASSETS:
    Cash and cash equivalents                                              $  3,992,442             $  4,176,293
    Short-term investments                                                    3,083,788                1,335,740
    Trade receivables (net of allowance of $37,164 and $161,046)              2,462,864                3,760,996
    Refundable income taxes                                                                              259,778
    Prepaid expenses and other assets                                           194,009                  103,646
    Inventories                                                               7,625,756               10,697,879
                                                                           ------------             ------------
        Total current assets                                                 17,358,859               20,334,332

  PROPERTY AND EQUIPMENT:
    Land                                                                        263,301                  263,301
    Machinery and equipment                                                   1,424,134                1,636,587
    Surgical instruments                                                      2,750,260                4,568,489
    Furniture and fixtures                                                      115,089                  123,014
    Construction in progress                                                                           1,371,545
                                                                           ------------             ------------
        Total                                                                 4,552,784                7,962,936
    Accumulated depreciation                                                 (1,322,392)              (1,984,249)
                                                                           ------------             ------------
        Net property and equipment                                            3,230,392                5,978,687

  OTHER ASSETS:
    Biologic products license                                                                            106,494
    Investment in subsidiary                                                    100,638
    Deferred financing costs, net                                                21,296                  136,436
    Advances and deposits                                                         2,442                  175,752
    Patents and trademarks, net of accumulated amortization                     393,445                  423,135
                                                                           ------------             ------------
        Total other assets                                                      517,821                  841,817


TOTAL ASSETS                                                               $ 21,107,072             $ 27,154,836
                                                                           ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                       $  1,430,321             $  1,611,775
    Income taxes payable                                                         40,986
    Current portion of long-term debt and capital lease obligations              32,861                    4,894
    Commissions payable                                                         373,900                  473,028
    Royalties payable                                                           168,387                  258,959
    Other liabilities                                                           135,823                  115,805
                                                                           ------------             ------------
    Total current liabilities                                                 2,182,278                2,464,461

  DEFERRED INCOME TAXES                                                         326,875                  433,948
  LONG-TERM DEBTAND CAPITAL LEASE OBLIGATIONS                                    18,144                3,912,835
    NET OF CURRENT PORTION
                                                                           ------------             ------------
        Total liabilities                                                     2,527,297                6,811,244

  CONTINGENCIES (Notes 5, 6 and 7)

  SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 15,000,000 shares authorized,                  48,604                   49,047
        4,860,434 and 4,904,663 shares issued and outstanding
    Additional paid-in capital                                               14,815,588               15,002,968
    Retained earnings                                                         3,715,583                5,291,577

                                                                           ------------             ------------
        Total shareholders' equity                                           18,579,775               20,343,592

                                                                           ------------             ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 21,107,072             $ 27,154,836
                                                                           ------------             ------------

SEE NOTES TO AUDITED FINANCIAL STATEMENTS

EXACTECH, INC.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
---------------------------------------------------------------------------------------

                                                1995           1996            1997
                                           ------------    ------------    ------------
NET SALES                                  $  9,118,075    $ 13,839,976    $ 17,648,060

COST OF GOODS SOLD                            2,995,955       4,683,875       5,895,302
                                           ------------    ------------    ------------

          Gross profit                        6,122,120       9,156,101      11,752,758

OPERATING EXPENSES:
     Sales and marketing                      2,326,286       3,525,834       4,911,906
     General and administrative               1,033,319       1,346,304       1,677,878
     Research and development                   722,118         750,256         937,988
     Depreciation and amortization              350,612         509,236         813,200
     Royalties                                  210,127         571,807         855,415
                                           ------------    ------------    ------------
          Total operating expenses            4,642,462       6,703,437       9,196,387
                                           ------------    ------------    ------------

INCOME FROM OPERATIONS                        1,479,658       2,452,664       2,556,371

OTHER INCOME (EXPENSE):
     Interest income (expense)                 (273,110)         12,336         200,720
     Income from sub-license agreement, net     170,534         100,000
     Equity in net loss of subsidiary           (22,361)        (59,486)       (183,909)
                                           ------------    ------------    ------------
INCOME BEFORE PROVISION FOR                   1,354,721       2,505,514       2,573,182
     INCOME TAXES

PROVISION FOR INCOME TAXES
     Current                                    443,599         837,831         890,115
     Deferred                                    84,194         113,075         107,073
                                           ------------    ------------    ------------
                                                527,793         950,906         997,188
                                           ------------    ------------    ------------
NET INCOME                                      826,928       1,554,608       1,575,994

PREFERRED STOCK DIVIDENDS                        22,798          10,154
                                           ------------    ------------    ------------

NET INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                   $    804,130    $  1,544,454    $  1,575,994
                                           ============    ============    ============

BASIC EARNINGS
     PER COMMON SHARE                      $       0.27    $       0.38    $       0.32
                                           ============    ============    ============

DILUTED EARNINGS
     PER COMMON SHARE                      $       0.27    $       0.37    $       0.32
                                           ------------    ------------    ------------




SEE NOTES TO AUDITED FINANCIAL STATEMENTS

EXACTECH, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
-----------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONAL                          TOTAL
                                               COMMON STOCK            PAID-IN         RETAINED      SHAREHOLDERS'
                                            SHARES       AMOUNT        CAPITAL         EARNINGS         EQUITY
                                            ------       ------        -------         --------         -------

Balance, December 31, 1994                2,913,230     $ 29,132     $ 1,448,401     $  1,366,999     $ 2,844,532
     Issuance of common stock                15,548          156         104,244                          104,400
     Exercise of stock options               25,125          251          82,098                           82,349
     Tax benefit from exercise                                            41,640                           41,640
      of stock options
     Dividends on preferred stock                                                         (22,798)        (22,798)
     Net income                                                                           826,928         826,928
                                          ---------     --------     -----------     ------------     -----------

Balance, December 31, 1995                2,953,903       29,539       1,676,383        2,171,129       3,877,051

     Issuance of common stock             1,840,000       18,400      12,639,510                       12,657,910
     Issuance of common stock on             38,874          388         279,612                          280,000
      conversion of subordinated debt
     Issuance of common stock on             26,907          269         214,991                          215,260
      conversion of preferred stock
     Dividends on preferred stock                                                         (10,154)        (10,154)
     Exercise of stock options                  750            8           4,992                            5,000
     Exercise of warrants                                                    100                              100
     Net income                                                                         1,554,608       1,554,608
                                          ---------     --------     -----------     ------------     -----------

Balance, December 31, 1996                4,860,434       48,604      14,815,588        3,715,583      18,579,775

     Exercise of stock options               44,229          443         146,340                          146,783
     Tax benefit from exercise                                            41,040                           41,040
      of stock options
     Net income                                                                         1,575,994       1,575,994
                                          ---------     --------     -----------     ------------     -----------
Balance, December 31, 1997                4,904,663     $ 49,047     $15,002,968     $  5,291,577     $20,343,592
                                          ---------     --------     -----------     ------------     -----------




SEE NOTES TO AUDITED FINANCIAL STATEMENTS

EXACTECH, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
---------------------------------------------------------------------------------------------------------------

                                                                       1995            1996            1997
                                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income                                                      $    826,928    $  1,554,608    $  1,575,994
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
     Depreciation and amortiation                                       350,612         509,236         813,200
     Loss on disposal of equipment                                                                       50,530
     Equity in net loss of subsidiary                                    22,361          59,486         183,909
     Deferred income taxes                                               84,194         113,075         107,073
     Increase in trade receivables                                   (1,107,845)       (660,735)     (1,298,132)
     Increase in inventories                                         (2,636,627)     (1,303,401)     (3,072,123)
     Decrease (increase) in prepaids and other assets                    10,509         (74,483)        (79,152)
     Increase (decrease) in income taxes payable                        385,799        (235,005)       (300,764)
     Increase (decrease) in accounts payable                            722,625          (9,277)        181,454
     Increase in other liabilities                                      384,610          55,447         212,772
                                                                   ------------    ------------    ------------
          Net cash (used in) provided by operating activities          (956,834)          8,951      (1,625,239)
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of biologic products license                                                               (106,494)
   Purchases of property and equipment                                 (842,937)     (1,742,768)     (3,572,840)
   Maturities of short-term investments                                                               3,083,788
   Purchases of short-term investments                                               (3,083,788)     (1,335,740)
   Investment in subsidiary                                             (90,348)        (92,137)        (83,271)
   Cost of patents and trademarks                                       (41,487)       (317,263)        (68,875)
                                                                   ------------    ------------    ------------
          Net cash used in investing activities                        (974,772)     (5,235,956)     (2,083,432)
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds (repayments) under line of credit                         1,144,266      (1,844,266)
   Proceeds from issuance of debt                                     1,300,000         284,763       3,900,000
   Principal payments on debt                                          (925,861)     (1,521,980)        (27,466)
   Proceeds (repayments) of subordinated debentures                     260,000        (480,000)
   Principal payments on capital lease obligations                       (8,711)         (7,945)         (5,810)
   Proceeds from issuance of common stock                               162,020      14,725,100         144,733
   Payment of offering costs                                            (10,000)     (2,052,090)
   Payment of debt issuance costs                                       (82,747)                       (118,935)
   Preferred dividends paid                                             (22,798)        (10,154)
   Proceeds (repayments) of preferred stock                              50,000         (75,960)
                                                                   ------------    ------------    ------------
          Net cash provided by financing activities                   1,866,169       9,017,468       3,892,522
                                                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (65,437)      3,790,463         183,851

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          267,416         201,979       3,992,442
                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    201,979    $  3,992,442     $ 4,176,293
                                                                   ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                      $    286,081    $    238,901     $    75,114
     Income taxes                                                       101,264         779,310       1,190,879
   Noncash investing and financing activities:
     Lease entered into for office equipment                             29,101
     Relief of compensation accrual on issuance of stock                 24,729                          43,090
     Conversion of subordinated debt to common stock                                   280,000
     Conversion of preferred stock to common stock                                     215,260
     Financing of insurance premiums                                                   296,106




SEE NOTES TO AUDITED FINANCIAL STATEMENTS

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.       ORGANIZATION

         Exactech, Inc. (the "Company") was organized in 1985 to develop and market orthopedic implant devices. In 1988, the Company began marketing its first product, a total hip replacement system. In 1994, the Company began marketing a knee system. The Company's principal market is the United States; however, international markets represent approximately seventeen percent of the Company's business.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds, overnight repurchase agreements, and other short-term investments with a maturity of 90 days or less at the time of purchase.

         CONCENTRATION OF CREDIT RISK - The Company's accounts receivable consist primarily of amounts due from hospitals. The Company performs credit evaluations on its customers and generally does not require collateral.

         SHORT TERM INVESTMENTS - The Company invests its excess funds in various high-quality and low-risk investment securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Securities not classified as held to maturity or trading are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. The fair values of the investments are estimated based on quoted market prices. Short-term investments at December 31, 1997, classified as held to maturity, consist of short-term, government backed securities. The amortized cost of such short-term investments approximates fair value.

         INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers.

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to seven years. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years. Periodically, management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

         REVENUE RECOGNITION - The Company provides inventories of its products to its United States sales agencies until sold or returned for use in marketing its products and filling customer orders. In the case of sales through such sales agencies, sales revenues are generally recognized when the product is implanted. Distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders. Sales to such distributors are recognized upon shipment of the product. Estimated costs of returns and allowances on sales to foreign distributors are accrued at the time products are shipped.

         INVESTMENT IN SUBSIDIARY - In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. Prior to September of 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings
         (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary.

         PATENTS AND TRADEMARKS - Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years.

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

         OPTIONS AND STOCK AWARDS- The Company has elected to account for its employee stock compensation plans under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied (Note 9). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

         RECLASSIFICATIONS - Certain items in the prior year financial statements have been reclassified to conform to the 1997 presentation.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

         NEW ACCOUNTING STANDARDS - In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. The Company adopted the requirements of SFAS No. 128 in the year ended December 31, 1997 (Note 9). All periods presented have been restated to conform to this presentation.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company is in the process of determining the impact that the adoption of SFAS No. 130 will have on its financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company is in the process of determining the impact that the adoption of SFAS No. 131 will have on its financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997(CONTINUED)
----------------------------------------------------------------------------------------------------------
3.    INCOME TAXES

         The provision for income taxes consists of the following:

                       Current:                                  1995             1996             1997
                                                              ---------         ---------        ---------
                           Federal                            $ 345,980         $ 694,796        $ 685,146
                           State                                 97,619           143,035          204,969
                                                              ----------        ---------        ---------
                               Total current                    443,599           837,831          890,115

                      Deferred:
                           Federal                               71,085            98,579           87,723
                           State                                 13,109            14,496           19,350
                                                              ---------         ---------        ---------
                               Total deferred                    84,194           113,075          107,073
                                                              ---------         ---------        ---------
                               Total Provision                $ 527,793         $ 950,906        $ 997,188
                                                              =========         =========        =========


         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1995, 1996 and 1997 follows:

                                                                                1995    1996     1997
                                                                                ----    ----     ----
         Statutory Federal rate                                                  34%     34%      34%
         State income taxes (net of Federal income tax benefit)                   3       4        5
         Other                                                                    2
                                                                                ----    ----      ----
                                                                                 39%     38%       39%
                                                                                ====    ====      ====

         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:

                                                                                 1996            1997
                                                                                -------         -------
         Deferred tax liabilities:
              Basis difference in property and equipment                        $325,139        $565,679
              Basis difference in patents                                         31,219          68,203
              Other                                                               25,231           7,523
                                                                                --------        --------
                  Gross deferred tax liabilities                                 381,589         641,405
                                                                                --------        ---------

         Deferred tax assets:
              Basis difference in unconsolidated subsidiary                       26,134         114,668
              Accrued liabilities not currently deductible                        28,580          92,789
                                                                                --------        ---------
                  Gross deferred tax assets                                       54,714         207,457
                                                                                --------        ---------

                  Net deferred tax liabilities                                  $326,875        $433,948
                                                                                ========        ========

         There was no valuation allowance on deferred tax assets at December 31, 1996 and 1997.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

4.       DEBT

         LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

                                                                                    1996            1997
                                                                                ------------     ----------
         Capitalized lease obligation payable in monthly installments           $     23,539     $   17,729
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $18,708 as of
         December 31, 1997

         Notes payable to finance company bearing interest                            27,466
         at 7.43%,  paid in full during 1997; proceeds used to finance insurance policies

         Industrial Revenue Bond note payable in annual                                           3,900,000
         principal installments as follows: $300,000 per year from 2000-2006;
         $200,000 per year from 2007-2013; $100,000 per year from 2014-2017;
         monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.3% as of
         December 31, 1997); proceeds used to finance construction of new facility

                                                                                ------------    ------------
                  Total long-term debt and capital lease obligations                  51,005       3,917,729
                  Less current portion                                               (32,861)         (4,894)
                                                                                ------------    ------------
                                                                                $     18,144     $ 3,912,835
                                                                                ============     ===========

         The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of December 31, 1997:

                                                            LONG-TERM    CAPITAL LEASE
                                                              DEBT        OBLIGATIONS
                                                              ----        -----------

         1998...........................................                  $  6,722
         1999...........................................                     7,333
         2000...........................................    $  300,000       7,188
         2001...........................................       300,000
         2002...........................................       300,000
         Thereafter.....................................     3,000,000
                                                             ---------    --------

                  Total ................................    $3,900,000      21,243
                                                            ==========

         Less interest on capital lease obligations ....                    (3,514)
                                                                          $ 17,729
                                                                          ========

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

4.  DEBT-(CONTINUED)

         IRB NOTE PAYABLE

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility incurs monthly interest based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations, (4.3% as of December 31, 1997). Due to the variable nature of the note, the balance of the note payable approximates fair value.

         LINE OF CREDIT

         The Company maintains a $3,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. There are no amounts outstanding under this line of credit at December 31, 1997.

         SUBORDINATED DEBENTURES

         The Company redeemed $450,000 in principal amount of its 8% Subordinated Debentures held by Michael M. Kearney, a shareholder of the Company, and R. Wynn Kearney, a director and shareholder of the Company, during June 1996. During June 1996, the Company converted to common stock $50,000 in principal amount of its 10% Subordinated Convertible Debentures ("10% Debentures"). During July 1996, the Company redeemed $15,000 of its 10% Debentures. During November 1996, the Company redeemed an additional $15,000 of its 10% Debentures. The remaining $230,000 in principal amount of the 10% Debentures was converted to common stock in November 1996, at a conversion rate per share equal to $7.33.

5.       RELATED PARTY TRANSACTIONS

         Effective as of the consummation of the Company's initial public offering in June 1996, the Company issued options to purchase 20,000 shares of common stock at $8.00 per share to R. Wynn Kearney, Jr. MD, a director of the Company. The options vest over a period of four years and are valid for a period of ten years.

         The Company sells instruments and implants to its unconsolidated subsidiary, Techmed. Net sales were $99,475 and $10,454 for the years ended December 31, 1996 and 1997, respectively. Trade receivables from such unconsolidated subsidiary totaled $148,051 and $146,270 at December 31, 1996 and 1997, respectively. As of December 31, 1997, $104,410 of the Techmed receivables were reserved as part of the allowance for doubtful accounts.

         The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials used in the ongoing production of its products. The agreement requires the purchase of tooling dies in the amount of $159,000 and provides for special purchasing terms for the Company. Some of the Company's officers and directors maintain ownership in Brighton Partners Inc.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1995, 1996 and 1997, the Company paid royalties aggregating $101,393, $187,773 and $288,759, respectively, pursuant to these consulting agreements.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is committed to approximately $2,028,000 in remaining construction costs associated with the completion of the new facility as of December 31, 1997.

         The Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

7.       MAJOR CUSTOMER AND FOREIGN OPERATIONS

         During the years ended December 31, 1995, 1996 and 1997, approximately 10%, 7% and 6%, respectively, of the Company's sales were derived from a major customer. During the year ended December 31, 1995, 1996 and 1997, approximately 5%, 13% and 13%, respectively, of the Company's sales were derived from an international distributor of its products. Revenue and gross profits for the Company's foreign operations for the three years ended December 31, 1997 were as follows:

                                      1995             1996              1997
                                      ----             ----              ----

           Revenues                 $743,700        $2,124,856        $3,051,151

           Gross Profit             $257,083        $  597,944        $1,127,455

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997(CONTINUED)
--------------------------------------------------------------------------------

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

         During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and an additional $150,000 is payable at such time as the licensor produces a developed product. The cost of the license agreement will be amortized over the period of its estimated economic benefit.

9.       COMMON STOCKHOLDERS' EQUITY

         COMMON STOCK:

         In June 1996, the Company completed an underwritten initial public offering ("IPO") of 1,840,000 shares of its common stock at an initial offering price of $8.00 per share, yielding gross proceeds of $14,720,000. Net proceeds to the Company as a result of the IPO were $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses in the aggregate of $2,062,090. Upon consummation of the IPO, $50,000 of 10% Debentures were converted to 6,250 shares of common stock.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997(CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------

         EARNINGS PER SHARE:
         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                          1995                         1996                               1997
                                          ----                         ----                               ----
                                INCOME    SHARES                INCOME      SHARES               INCOME      SHARES
                               (NUMER-   (DENOMI-     PER      (NUMER-     (DENOMI-    PER      (NUMER-     (DENOMI-    PER
                                ATOR)     NATOR)     SHARE      ATOR)       NATOR)    SHARE      ATOR)       ATOR)     SHARE
                                -----     ------     -----      -----       ------    -----      -----       -----     -----
Net income                    $ 826,928                      $1,554,608                       $1,575,994
 Less: Preferred stock          (22,798)                        (10,154)
 dividends                     --------                        --------

BASIC EPS:
Net income available to         804,130  2,931,081  $ 0.27    1,544,454    4,050,887  $ 0.38   1,575,994    4,878,795  $ 0.32
common shareholders                                 ======                            ======                           ======


Effect of Dilutive
 Securities:
  Stock options                             64,167                            81,054                           40,637
  Warrants                                   3,234                             6,305                            4,319

DILUTED EPS:
Net income available to         804,130  2,998,482  $ 0.27    1,544,454    4,138,246  $ 0.37   1,575,994    4,923,751  $ 0.32
common shareholders plus                            ======                            ======                           ======
assumed conversions


For the year ended December 31, 1996, options to purchase 336,200 shares of common stock at prices ranging from $8.00 to $8.80 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

For the year ended December 31, 1997, options to purchase 348,900 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997(CONTINUED)
--------------------------------------------------------------------------------

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

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1995, 1996 and 1997 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a diluted basis would have been adjusted to the pro forma amounts indicated below:

                                                                      1995           1996                1997
                                                                      ----           ----                ----

                 Net earnings            As reported            $   804,130      $ 1,544,454        $  1,575,994
                                         Pro forma                  752,090        1,260,323           1,164,702

                 Earnings per share      As reported            $   0.27        $     0.37          $     0.32
                                         Pro forma                  0.25              0.30                0.24


         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 43, 70 and 42 percent, risk-free interest rates of 5.9,
         6.8 and 6.0 percent, and expected lives of 5, 5 and 5 years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997(CONTINUED)

         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:

                                        1995                            1996                        1997
                               ------------------------       -----------------------     ------------------------
                                          WEIGHTED AVG.                 WEIGHTED AVG.               WEIGHTED AVG.
                               OPTIONS    EXERCISE PRICE      OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                               -------------------------      ------------------------    ------------------------

Outstanding - January 1         159,949     $ 3.31            225,386     $  4.77          560,199      $  6.81
Granted                          90,637       6.67            341,200        8.14           28,000         7.96
Exercised                       (25,125)      2.30               (750)       6.66          (44,229)        2.34
Expired                             (75)      6.67             (5,637)       6.21          (20,250)        7.67
                                --------                      -------                      --------
Outstanding - December 31       225,386       4.77            560,199        6.81          523,720         7.21
                                ========                      =======                      ========

Options exercisable             104,167     $ 3.95            172,907     $  4.65          231,849      $  6.30
    at year end

Weighted average fair value of            $279,887                     $1,709,468                     $ 101,518
   options granted during the year

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                      EXERCISE          OPTIONS             OPTIONS            WEIGHTED AVERAGE
                       PRICE          OUTSTANDING         EXERCISABLE           REMAINING LIFE
                       -----          -----------         -----------           --------------
                         $ 2.30             7,296               7,296              3.33
                           3.28            59,649              59,192              4.79
                           6.25             5,000               1,000              8.54
                           6.67           102,875              58,981              7.44
                           7.50            12,000              12,000              9.30
                           7.88            10,000                                  9.17
                           8.00           225,900              66,880              8.42
                           8.06            25,000              10,000              8.78
                           8.80            70,000              15,000              8.41
                           9.00             6,000               1,500              9.00
                                            -----               -----              ----
                          Total           523,720             231,849              7.80
                                          =======             =======              ====

         Remaining non-exercisable options as of December 31, 1997 become exercisable as follows:

                        1998                                  83,337
                        1999                                  81,577
                        2000                                  81,277
                        2001                                  43,530
                        2002                                   2,150
                                                             -------
                                                             291,871
                                                             =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

10.55 Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57 Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun-Man (1)
10.58 Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco (1)
10.59    Merrill Lynch WCMA line of credit extension dated July 29, 1996 (3)
10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant
10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant
10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant
10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust
10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998
11.1     Computation of Earnings Per Share
21.1     Subsidiary of the Registrant(1)
27.1     Financial Data Schedule

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

(d)   Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                                                      EXACTECH, INC.
                                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                            THREE YEARS ENDED DECEMBER 31, 1997

                                            BALANCE AT        CHARGED TO
                                            BEGINNING          COSTS AND         DEDUCTIONS       BALANCE AT
                                              OF YEAR           EXPENSES        (CHARGEOFFS)     END OF YEAR
                                              -------           --------        ------------     -----------

Allowance for doubtful accounts

                                  1995       $ 5,300            $ 8,200                -          $  13,500
                                  1996        13,500             23,664                -             37,164
                                  1997        37,164            123,882                -            161,046

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         March 5, 1998                  EXACTECH, INC.
                                              By:       /S/ WILLIAM PETTY
                                                       -------------------------
                                                       William Petty
                                                       Chairman of the Board and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         March  5, 1998        By:       /S/ WILLIAM PETTY
                                         -----------------
                                                 William Petty
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (principal executive officer)

         March  5, 1998        By:       /S/ TIMOTHY J. SEESE
                                         --------------------
                                                 Timothy J. Seese
                                                 President and Chief
                                                 Operating Officer

         March  5, 1998        By:       /S/ GARY J. MILLER
                                        -------------------
                                                 Gary J. Miller
                                                 Vice President and Director

         March  5, 1998        By:       /S/ JOEL C. PHILLIPS
                                        ---------------------
                                                 Joel C. Phillips
                                                 Treasurer (principal financial
                                                 and accounting officer)

         March  5, 1998        By:      /S/ ALBERT BURSTEIN
                                        -------------------
                                                 Albert Burstein
                                                 Director

         March  5, 1998        By:       /S/ R. WYNN KEARNEY, JR.
                                        -------------------------
                                                 R. Wynn Kearney, Jr.
                                                 Director

         March  5, 1998        By:       /S/ RONALD PICKARD
                                         ------------------
                                                 Ronald Pickard
                                                 Director

         March  5, 1998        By:       /S/ P. MICHAEL PRINCE
                                        ----------------------
                                                 P. Michael Prince
                                                 Director

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------

10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant
10.61 Letter of Credit Agreement, dated as of November 1, 1997, between Sun Trust Bank, North Central Florida ("SunTrust") and the Registrant
10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant
10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust
10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998
11.1     Computation of Earnings Per Share
27.1     Financial Data Schedule