Form 10-Q
period 1998-03-31
EXACTECH INC
filed 1998-05-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                         Commission File Number 0-28240


                                 EXACTECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                             59-2603930
         -------------------------------             -------------------
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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                      Class                Outstanding at May 5, 1998
         Common Stock, $.01 par value               4,904,663

                                 EXACTECH, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.    FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

      CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND MARCH 31, 1998    2

      CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH PERIODS ENDED       3
        MARCH 31, 1997 AND MARCH 31, 1998

      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE   4
        MONTH PERIOD ENDED MARCH 31, 1998

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED   5
        MARCH 31, 1997 AND MARCH 31, 1998

      NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS    6
        ENDED MARCH 31, 1997 AND MARCH 31, 1998

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  9
          CONDITION AND RESULTS OF OPERATIONS

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                 14

 ITEM 2.  CHANGES IN SECURITIES                                             14

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

 ITEM 5.  OTHER INFORMATION                                                 15

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  15

 SIGNATURES                                                                 16

ITEM 1.  FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                DECEMBER 31,     MARCH 31,
                                                                   1997            1998
                                                               ------------    ------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                             $  4,176,293    $  3,720,958
         Short-term investments                                   1,335,740            --
         Trade receivables                                        3,760,996       4,351,722
         Refundable income taxes                                    259,778            --
         Prepaid expenses and other assets                          103,646         284,468
         Inventories                                             10,697,879      11,345,705
                                                               ------------    ------------
               Total Current Assets                              20,334,332      19,702,853

     PROPERTY AND EQUIPMENT
         Land                                                       263,301         263,301
         Machinery and equipment                                  1,636,587       1,930,793
         Surgical Instruments                                     4,568,489       4,870,855
         Furniture and fixtures                                     123,014         163,014
         Construction in Progress                                 1,371,545       2,550,513
                                                               ------------    ------------
               Total                                              7,962,936       9,778,476
         Accumulated depreciation                                (1,984,249)     (2,234,744)
                                                               ------------    ------------
               Net property and equipment                         5,978,687       7,543,732

     OTHER ASSETS
         Biologic Products License (net of amortization)            106,494         102,219
         Deferred financing costs, net                              136,436         118,406
         Advances and deposits                                      175,752         175,752
         Patents and trademarks (net of amortization)               423,135         413,569
                                                               ------------    ------------
               Total Other Assets                                   841,817         809,946

TOTAL ASSETS                                                   $ 27,154,836    $ 28,056,531
                                                               ============    ============

LIABILITIES AND EQUITY
     Current Liabilities
         Accounts payable                                      $  1,611,775    $  1,550,090
         Income taxes payable                                          --            26,710
         Current portion of long-term debt and leases                 4,894         234,377
         Commissions payable                                        473,028         589,054
         Royalties payable                                          258,959         282,136
         Other liabilities                                          115,805         197,029
                                                               ------------    ------------
               Total Current Liabilities                          2,464,461       2,879,396

     Deferred income taxes                                          433,948         415,273
     Long-term debt and capital lease-net of current portion      3,912,835       3,911,471
                                                               ------------    ------------
               Total Liabilities                                  6,811,244       7,206,140

     COMMON SHAREHOLDERS' EQUITY:
         Common stock                                                49,047          49,047
         Additional paid in capital                              15,002,968      15,002,968
         Retained earnings                                        5,291,577       5,798,376
                                                               ------------    ------------
               Total Common Shareholders' Equity                 20,343,592      20,850,391

                                                               ------------    ------------
     TOTAL LIABILITIES AND EQUITY                              $ 27,154,836    $ 28,056,531
                                                               ============    ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTH PERIOD
                                                ENDED MARCH 31,
                                         ---------------------------
                                             1997            1998
                                         -----------     -----------
NET SALES                                $ 4,099,539     $ 5,317,595

COST OF GOODS SOLD                         1,366,685       1,732,409
                                         -----------     -----------

            Gross profit                   2,732,854       3,585,186

OPERATING EXPENSES:
     Sales and marketing                   1,127,172       1,396,937
     General and administrative              359,786         446,921
     Research and development                241,955         340,252
     Depreciation and amortization           164,786         264,336
     Royalties                               188,386         279,875
                                         -----------     -----------

            Total operating expenses       2,082,085       2,728,321
                                         -----------     -----------

INCOME FROM OPERATIONS                       650,769         856,865

OTHER INCOME (EXPENSE)
     Interest income (net)                    82,820           1,248
     Equity in net loss of subsidiary        (15,000)           --
                                         -----------     -----------
INCOME BEFORE INCOME TAXES                   718,589         858,113

PROVISION FOR INCOME TAXES                   280,354         351,314
                                         -----------     -----------

NET INCOME                               $   438,235     $   506,799
                                         ===========     ===========

BASIC EARNINGS PER SHARE                 $      0.09     $      0.10
                                         ===========     ===========

DILUTED EARNINGS PER SHARE               $      0.09     $      0.10
                                         ===========     ===========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                                             TOTAL
                                      COMMON STOCK            ADDITIONAL                     COMMON
                               --------------------------      PAID-IN       RETAINED     SHAREHOLDERS'
                                 SHARES         AMOUNT         CAPITAL       EARNINGS       EQUITY
                               -----------    -----------    -----------    -----------   ------------
Balance, December 31, 1997      4,904,663    $    49,047    $15,002,968    $ 5,291,577    $20,343,592

     Net income                                                                506,799        506,799
                              -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1998         4,904,663    $    49,047    $15,002,968    $ 5,798,376    $20,850,391
                              ===========    ===========    ===========    ===========    ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTH PERIOD ENDED MARCH 31,
                                                                   ----------------------------------
                                                                          1997            1998
                                                                      -----------     -----------
OPERATING ACTIVITIES:
     Net Income                                                       $   438,235     $   506,799
     Adjustments to reconcile net income to net
          cash (used in) provided by operating activities:
          Depreciation and amortization                                   164,786         264,336
          Equity in net loss of subsidiary                                 15,000            --
          Deferred income taxes                                              --           (18,675)
          Increase in trade receivables                                  (519,516)       (590,726)
          Increase in inventories                                      (1,220,080)       (647,826)
          Increase in other prepaids and assets                          (227,079)       (162,792)
          Increase in income taxes payable                                189,778         286,488
          Increase (decrease) in accounts payable                         253,492         (61,685)
          Increase in other liabilities                                    45,731         220,427
                                                                      -----------     -----------
               Net used in operating activities                          (859,653)       (203,654)
                                                                      -----------     -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (76,983)     (1,815,540)
     Maturities of short-term investments                                  29,498       1,335,740
     Cost of patents and trademarks                                        (5,022)           --
                                                                      -----------     -----------
               Net cash used in investing activities                      (52,507)       (479,800)
                                                                      -----------     -----------
FINANCING ACTIVITIES:
     Proceeds from financing of insurance premiums, net                      --           229,325
     Principal payments on debt                                           (29,685)         (1,206)
                                                                      -----------     -----------
               Net cash (used in) provided by financing activities        (29,685)        228,119
                                                                      -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (941,845)       (455,335)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,992,442       4,176,293
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 3,050,597     $ 3,720,958
                                                                      -----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                    $       932     $    45,538
          Income taxes                                                     90,576          83,501
     Noncash investing and financing activities:
          Financing of insurance premiums                                    --           271,866

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1997 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN ACCOUNTING PRINCIPLE

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Examples include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Adoption of SFAS 130 did not have a material effect on the Company's financial statements.


                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1998
                                   (Unaudited)

3.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                                      DECEMBER 31,      MARCH 31,
                                                                                      1997              1998
                                                                                   ------------     ----------

         Capitalized lease obligation payable in monthly installments                  17,729           16,523
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $17,700 as of March 31, 1998

         Notes payable to finance company bearing interest at 6.5% payable in           --             229,325
         eleven monthly installments from April 1998 through February 1999;
         proceeds used to finance insurance policies

         Industrial Revenue Bond note payable in annual principal installments      3,900,000        3,900,000
         as follows: $300,000 per year from 2000-2006; $200,000 per year from
         2007-2013; $100,000 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.8% as of March 31, 1998); proceeds used to finance construction of new facility

                                                                                   ----------       ----------
                  Total long-term debt and capital lease obligations                3,917,729        4,145,848
                  Less current portion                                                 (4,894)        (234,377)
                                                                                   ----------       ----------
                                                                                   $3,912,835       $3,911,471
                                                                                   ==========       ==========

         The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of March 31, 1998:

                                               LONG-TERM    CAPITAL LEASE
                                                  DEBT       OBLIGATIONS
                                              ----------    -------------
                     1998 .................                    $ 4,889
                     1999 .................                    $ 7,333
                     2000 .................   $  300,000         7,188
                     2001 .................      300,000          --
                     2002 .................      300,000          --
                     Thereafter ...........    3,000,000          --
                                              ----------       -------
                              Total .......   $3,900,000        19,410
                                              ==========

         Less interest on capital lease obligations ....        (2,887)
                                                               -------
                                                               $16,523
                                                               =======

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES

         As of March 31, 1998, the Company was committed to approximately $843,000 in remaining construction costs associated with the completion of the new facility.

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

5.  COMMON SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE:
         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                                   THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                     MARCH 31, 1997                       MARCH 31, 1998
                                           --------------------------------     ----------------------------------
                                            INCOME       SHARES        PER        INCOME        SHARES        PER
                                           NUMERATOR   DENOMINATOR    SHARE     NUMERATOR    DENOMINATOR     SHARE
                                           ---------   -----------    -----     ---------    -----------     -----
Net income                                 $ 438,235                             $ 506,799

BASIC EPS:
Net income available to                      438,235      4,860,434   $ 0.09       506,799       4,904,663   $ 0.10
common shareholders                                                   ======                                 ======

Effect of Dilutive Securities:
  Stock options                                             111,734                                 30,382
  Warrants                                                    9,361                                      -

DILUTED EPS:
Net income available to common               438,235      4,981,529   $ 0.09       506,799       4,935,045   $ 0.10
shareholders plus assumed conversions                                 ======                                 ======



For the three months ended March 31, 1997, options to purchase 101,000 shares of common stock at prices ranging from $8.80 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

For the three months ended March 31, 1998, options to purchase 456,600 shares of common stock at prices ranging from $6.25 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                 EXACTECH, INC.
                    SALES SUMMARY BY PRODUCT LINE ($'000'S)

                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------
                                              MARCH 31, 1997               MARCH 31, 1998
                                          -----------------------     ------------------------
                                           UNITS     $        %        UNITS     $         %
                                          ------   -----   ------     ------  ------    ------
HIP PRODUCTS
     Cemented                              1,194     565    13.8%      1,152     546     10.3%
     Porous Coated                         1,226     401     9.8%      1,416     479      9.0%
     Bipolar Prosthesis                      193     102     2.5%        220     110      2.1%
     Revision                                  9      17     0.4%         24      54      1.0%
                                           -----   -----   -----       -----   -----     ----
Total Hip Products                         2,622   1,085    26.5%      2,812   1,189     22.4%

KNEE PRODUCTS
     Cemented Cruciate Sparing             2,831   1,376    33.5%      3,859   1,627     30.6%
     Cemented Posterior Stabilized         1,311     867    21.1%      2,277   1,508     28.4%
     Porous Coated                           456     466    11.4%        406     429      8.0%
     Revision                                568     135     3.3%        662     377      7.1%
                                           -----   -----   -----       -----   -----     ----
                                           5,166   2,844    69.3%      7,204   3,941     74.1%

Instrument Sales and Rental                          156     3.8%                157      2.9%
Tissue Services                                       --     0.0%                  7      0.1%
Miscellaneous                                         15     0.4%                 24      0.5%
                                                   =====   =====               =====    =====
TOTAL                                              4,100   100.0%              5,318    100.0%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales increased by $1,218,056, or 30%, to $5,317,595 in the quarter ended March 31, 1998, from $4,099,539 in the quarter ended March 31, 1997. The increase in net sales resulted from increased unit volume of both the Company's knee and hip implant products. Sales of knee implant products increased by 39% on a unit basis and by 39% on a dollar basis from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, as the Company continued to expand its international distribution. International sales comprised 26% of the Company's total knee sales in the first quarter of 1998. The decreases in the average unit selling prices of knee components was the result of sales to international distributors at discounts to list prices [but are not subject to sales commissions]. Sales of hip implant products increased by 7% on a unit basis and by 10% on a dollar basis from the quarter ended March 31, 1997, to the quarter ended March 31, 1998. The Company believes that the increase in hip sales is a result of its continued focus on the marketing of its hip product lines, specifically the AuRA(R) hip system.

         Gross profit increased by $852,332, or 31%, to $3,585,186 in the quarter ended March 31, 1998, from $2,732,854 in the quarter ended March 31, 1997. As a percentage of sales, gross profit increased to 67.4% in the quarter ended March 31, 1998, from 66.7% in the quarter ended March 31, 1997. The profit margin increase was primarily the result of a reduction in product manufacturing costs per unit as the Company continues to manufacture larger volumes of knee components.

         Total operating expenses increased by $646,236, or 31%, to $2,728,321 in the quarter ended March 31, 1998, from $2,082,085 in the quarter ended March 31, 1997. Sales and marketing expenses, the largest component of total operating expenses, increased by $269,765, or 24%, to $1,396,937 in the quarter ended March 31, 1998, from $1,127,172 in the quarter ended March 31, 1997. Sales and marketing expenses decreased as a percentage of sales to 26% in the quarter ended March 31, 1998, from 28% in the quarter ended March 31, 1997. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $87,135, or 24%, to $446,921 in the quarter ended March 31, 1998, from $359,786 in the quarter ended March 31, 1997. As a percentage of sales, general and administrative expenses decreased to 8.4% in the quarter ended March 31, 1998, from 8.8% in the quarter ended March 31, 1997. Total general and administrative expenses increased primarily as a result of additional legal costs associated with the Company's ongoing defense costs.

         Research and development expenses increased by $98,297, or 41%, to $340,252 in the quarter ended March 31, 1998, from $241,955 in the quarter ended March 31, 1997, primarily as a result of development and testing costs associated with the Company's current and in-development hip implant products. Research and development expenses were 6.4% and 5.9% of sales in the quarters ended March 31, 1998 and 1997, respectively. The Company expects research and development expenses to increase for the full year of 1998 as compared to 1997, due to continued development expenses associated with the modular revision hip system and other product lines.

         Depreciation and amortization increased to $264,336 in the quarter ended March 31, 1998, from $164,786 in the quarter ended March 31, 1997, primarily as a result of the increased investment in surgical instrumentation. During the quarter ended March 31, 1998, $783,875 of such surgical instruments were placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $91,489 to $279,875 in the quarter ended March 31, 1998, from

$188,386 in the quarter ended March 31, 1997, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 5.3% and 4.6% in the quarters ended March 31, 1998 and 1997, respectively.

         The Company's income from operations increased by $206,096, or 32%, to $856,865 in the quarter ended March 31, 1998, from $650,769 in the quarter ended March 31, 1997. The increase was primarily attributable to the increase in sales and gross profit, partially offset by the increase in operating expenses.

         The Company realized net interest income of $1,248 in the quarter ended March 31, 1998, as compared to $82,820 in the quarter ended March 31, 1997. The decrease was the result of a reduction of short-term investments. Interest income of $64,816 for the quarter ended March 31, 1998, was offset by $63,568 of interest expense.

         In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. Prior to September 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible. As a result, there were no earnings or losses relating to Techmed included in other expense in the quarter ended March 31, 1998 as compared to the $15,000 loss in the quarter ended March 31, 1997. The Company has entered into an agreement to sell its interest in Techmed for approximately $14,000.

         Income before provision for income taxes increased by $139,524, or 19%, to $858,113 in the quarter ended March 31, 1998, from $718,589 in the quarter ended March 31, 1997. The provision for income taxes was $351,314 in the quarter ended March 31, 1998, compared to $280,354 in the quarter ended March 31, 1997.

         As a result, the Company realized net income of $506,799 in the quarter ended March 31, 1998, compared to $438,235 in the quarter ended March 31, 1997, a 16% increase.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. In order to raise capital, in June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock, $.01 par value (the "Common Stock"), resulting in net proceeds to the Company of $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses. At March 31, 1998, the Company had working capital of $16,341,948 compared to $17,869,871 at December 31, 1997. The decrease in working capital is primarily the result of $1,178,968 in costs associated with the construction of the Company's new headquarters and manufacturing facility in the quarter ended March 31, 1998. As of March 31, 1998, the Company had expended $2,550,513 in costs associated with the construction of the facility. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 1998 decreased to $3,720,958 from $4,176,293 at December 31, 1997. The Company is committed to approximately $843,000 in remaining construction costs associated with the completion of the new facility as of March 31, 1998. On March 31, 1998, the Company entered into a letter agreement to purchase certain inventory, tooling and patent technology for $425,000. The Company maintains a $3,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in July 1998. At March 31, 1998, there was no amount outstanding under the line of credit. The Company believes that funds from operations, the remaining proceeds of the IPO and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

      Operating activities provided used net cash of $203,654 in the three months ended March 31, 1998 as compared to $859,653 in the three months ended March 31, 1997. The primary reason for the change was the $647,826 increase in inventory in the three months ended March 31, 1998, as compared to the $1,220,080 increase in inventory that occurred in the period ended March 31, 1997. Another factor in the change was a larger increase in income taxes payable from $189,778 in the three months ended March 31, 1997 to $286,488 in the three months ended March 31, 1998. Cash required as a result of the increase in trade receivables was $590,726, for the three month period ended March 31, 1998, as compared to $519,516, for the three month period ended March 31, 1997.

INVESTING ACTIVITIES

         The Company used net cash in investing activities of $479,800 in the three months ended March 31, 1998, primarily due to the investment of $1,815,540 in property and equipment. The Company continues to invest the remaining proceeds of the IPO in short-term investments primarily comprised of government-backed securities. As of March 31, 1998, $2,418,804 was invested in commercial paper and discount notes yielding approximately 5% and $1,287,769 was invested in Merrill Lynch's Treasury Fund and Money Market Fund comprised of commercial paper and government backed securities yielding a return of approximately 5%.

FINANCING ACTIVITIES

         Financing activities for the three months ended March 31, 1998 provided net cash of $228,119 as compared to using cash of $29,685 in the three months ended March 31, 1997. The primary reason for the increase in cash provided by financing activities was the Company's financing of annual insurance premiums in a net amount of $229,325 during the three month period ended March 31, 1998. The Company did not finance insurance premiums during the year ended December 31, 1997.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Currently Required.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         Not Applicable

Item 2. Changes in Securities and Use of Proceeds

                  After deducting expenses of $2,062,090 of the IPO, the Company received $12,657,910 in net proceeds from the IPO. Set forth below is information concerning the actual use of such proceeds.

                                                     DIRECT OR INDIRECT PAYMENTS    DIRECT OR INDIRECT PAYMENTS
                                                         TO RELATED PARTIES (1)              TO OTHERS
                                                     ---------------------------    ---------------------------
         Purchase and installation of machinery
                  and equipment                               $   -                          $3,190,254
         Repayment of indebtedness                            $   -                          $4,942,268
         Temporary Investments (2)                            $   -                          $1,287,769
         Other Purposes (3)                                   $   -                          $3,237,619

              1- Includes direct or indirect payments to directors, officers, general partners of the Company, or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.

              2- Includes daily maturing fund investments and overnight repurchase agreements totaling $1,287,769.

              3-  Includes increase of inventory held for sale of $3,237,619.

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 6, 1998
        b)   Not applicable because
                  (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
                  (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 17, 1998, and
                  (iii) All such nominees were elected

         c)  The matters voted on at the Meeting consisted of the following:

                  (i) The election of seven members to the Company's Board of
                      Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

         NAME                            FOR      ABSTENTIONS    NON-VOTES
         ----                            ---      -----------    ---------

      William Petty, M.D.            4,529,594        1,600          0
      Timothy J. Seese               4,530,894          300          0
      Gary J. Miller, Ph. D.         4,530,894          300          0
      Albert H. Burstein, Ph. D.     4,530,894          300          0
      R. Wynn Kearney, Jr., M.D.     4,530,894          300          0
      Ronald Pickard                 4,530,894          300          0
      Paul Metts                     4,530,894          300          0


                  (ii) A proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1998. 4,519,894 shares were voted in favor of such proposal, 800 shares were voted against the proposal and 10,500 votes abstained from voting on such proposal. There were 0 shares broker non-votes with respect to such proposal.

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

                                       Exactech, Inc.

Date: May 11, 1998                     By: /s/ TIMOTHY J. SEESE
                                           ------------------------
                                       Timothy J. Seese
                                       President and Chief
                                       Operating Officer



Date: May 11, 1998                     By: /s/ JOEL C. PHILLIPS
                                           ------------------------
                                       Joel C. Phillips
                                       Treasurer

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

 11                 Statements Re: Computation of Per Share Earnings

 27                 Financial Data Schedule