Form 10-Q
period 1998-06-30
EXACTECH INC
filed 1998-08-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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


                               2320 NW 66TH COURT
                                 GAINESVILLE, FL
                                      32653
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (352) 377-1140
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                   4613 N.W. 6TH STREET, GAINESVILLE, FL 32609
                   -------------------------------------------
                                (Former Address)

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

                      Class                    Outstanding at August 7, 1998
         Common Stock, $.01 par value                    4,904,663


                                 EXACTECH, INC.

                                      INDEX

                                                                                  PAGE
                                                                                  NUMBER
                                                                                  ------

PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND JUNE 30, 1998         2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND SIX MONTH           3
           PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1998

         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX         4
           MONTH PERIOD ENDED JUNE 30, 1998

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED         5
           JUNE 30, 1997 AND JUNE 30, 1998

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH AND SIX        6
           MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1998

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      9
         CONDITION AND RESULTS OF OPERATIONS

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            14


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                     15

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       15

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

    ITEM 5.  OTHER INFORMATION                                                     15

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      15

    SIGNATURES                                                                     16

Item 1.  Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                               DECEMBER 31,      JUNE 30,
ASSETS                                                             1997            1998
                                                               ------------    ------------
     CURRENT ASSETS
         Cash and cash equivalents                             $  4,176,293    $  2,634,157
         Short-term investments                                   1,335,740            --
         Trade receivables                                        3,760,996       5,023,464
         Refundable income taxes                                    259,778            --
         Prepaid expenses and other assets                          103,646         228,409
         Inventories                                             10,697,879      11,130,359
                                                               ------------    ------------
               Total Current Assets                              20,334,332      19,016,389

     PROPERTY AND EQUIPMENT
         Land                                                       263,301         263,301
         Machinery and equipment                                  1,636,587       2,102,350
         Surgical Instruments                                     4,568,489       5,176,570
         Furniture and fixtures                                     123,014         329,100
         Facilities                                               1,371,545       3,125,125
                                                               ------------    ------------
               Total                                              7,962,936      10,996,446
         Accumulated depreciation                                (1,984,249)     (2,331,285)
                                                               ------------    ------------
               Net property and equipment                         5,978,687       8,665,161

     OTHER ASSETS                                                   841,817       1,028,238

TOTAL ASSETS                                                   $ 27,154,836    $ 28,709,788
                                                               ============    ============

LIABILITIES AND EQUITY
     Current Liabilities
         Accounts payable                                      $  1,611,775    $  1,327,867
         Income taxes payable                                          --            42,579
         Current portion of long-term debt and leases                 4,894         160,514
         Commissions payable                                        473,028         683,794
         Royalties payable                                          258,959         338,599
         Other liabilities                                          115,805         400,715
                                                               ------------    ------------
               Total Current Liabilities                          2,464,461       2,954,068

     Deferred income taxes                                          433,948         415,273
     Long-term debt and capital lease-net of current portion      3,912,835       3,909,827
                                                               ------------    ------------
               Total Liabilities                                  6,811,244       7,279,168

     SHAREHOLDERS' EQUITY:
         Common stock                                                49,047          49,047
         Additional paid-in capital                              15,002,968      15,002,968
         Retained earnings                                        5,291,577       6,378,605
                                                               ------------    ------------
               Total Shareholders' Equity                        20,343,592      21,430,620

                                                               ------------    ------------
     TOTAL LIABILITIES AND EQUITY                              $ 27,154,836    $ 28,709,788
                                                               ============    ============

See notes to condensed financial statements

                                       EXACTECH, INC.
                               CONDENSED STATEMENTS OF INCOME
                                        (Unaudited)

                                            THREE MONTH PERIOD                 SIX MONTH PERIOD
                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                           1997             1998             1997             1998
                                       ------------     ------------     ------------     ------------
NET SALES                              $  4,234,644     $  6,375,320     $  8,334,183     $ 11,692,915

COST OF GOODS SOLD                        1,301,735        2,444,535        2,668,421        4,176,943
                                       ------------     ------------     ------------     ------------

        Gross profit                      2,932,909        3,930,785        5,665,762        7,515,972

OPERATING EXPENSES:
   Sales and marketing                    1,218,181        1,535,707        2,345,352        2,932,643
   General and administrative               415,402          520,436          775,188          967,357
   Research and development                 240,449          294,713          482,404          634,965
   Depreciation and amortization            186,321          292,369          351,107          556,705
   Royalties                                204,904          340,456          393,290          620,331
                                       ------------     ------------     ------------     ------------

        Total operating expenses          2,265,257        2,983,681        4,347,341        5,712,001
                                       ------------     ------------     ------------     ------------

INCOME FROM OPERATIONS                      667,652          947,104        1,318,421        1,803,971

OTHER INCOME (EXPENSE)
   Interest income (expense)                 57,755           (9,688)         140,575           (8,440)
   Equity in net loss of subsidiary         (10,000)          13,778          (25,000)          13,778
                                       ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                  715,407          951,194        1,433,996        1,809,309

PROVISION FOR INCOME TAXES                  262,607          370,966          542,962          722,280
                                       ------------     ------------     ------------     ------------

NET INCOME                             $    452,800     $    580,228     $    891,034     $  1,087,029
                                       ============     ============     ============     ============

BASIC EARNINGS PER SHARE               $       0.09     $       0.12     $       0.18     $       0.22
                                       ============     ============     ============     ============

DILUTED EARNINGS PER SHARE             $       0.09     $       0.12     $       0.18     $       0.22
                                       ============     ============     ============     ============

See notes to condensed financial statements

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            ADDITIONAL                       TOTAL
                                     COMMON STOCK             PAID-IN        RETAINED     SHAREHOLDERS'
                                 SHARES         AMOUNT        CAPITAL        EARNINGS       EQUITY
                              -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997      4,904,663    $    49,047    $15,002,968    $ 5,291,577    $20,343,592

     Net income                                                              1,087,028      1,087,028
                              -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1998          4,904,663    $    49,047    $15,002,968    $ 6,378,605    $21,430,620
                              ===========    ===========    ===========    ===========    ===========

     See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTH PERIOD ENDED JUNE 30,
                                                                          1997            1998
                                                                      -----------     -----------
OPERATING ACTIVITIES:
     Net Income                                                       $   891,034     $ 1,087,029
     Adjustments to reconcile net income to net
          cash (used in) provided by operating activities:
          Depreciation and amortization                                   351,107         556,705
          Equity in net loss of subsidiary                                 25,000            --
          Deferred income taxes                                              --           (18,675)
          Increase in trade receivables                                  (579,791)     (1,262,468)
          Increase in inventories                                      (2,229,334)       (432,480)
          Increase in other prepaids and assets                          (524,823)       (108,554)
          Increase in income taxes payable                                 31,719         302,357
          Increase (decrease) in accounts payable                         387,837        (283,908)
          Increase in other liabilities                                    11,655         575,316
                                                                      -----------     -----------
               Net cash (used in) provided by operating activities     (1,635,596)        415,322
                                                                      -----------     -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (978,435)     (3,215,497)
     Maturities of short-term investments                               1,018,998       1,335,740
     Purchase of product licenses and designs                            (106,494)       (200,000)
     Investment in subsidiary                                             (11,276)           --
     Cost of patents and trademarks                                        (6,935)        (30,312)
                                                                      -----------     -----------
               Net cash used in investing activities                      (84,142)     (2,110,069)
                                                                      -----------     -----------
FINANCING ACTIVITIES:
     Proceeds from financing of insurance premiums, net                      --           154,855
     Principal payments on debt                                           (30,848)         (2,244)
     Proceeds from issuance of common stock                               119,079            --
                                                                      -----------     -----------
               Net cash provided by financing activities                   88,231         152,611
                                                                      -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,631,507)     (1,542,136)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                         3,992,442       4,176,293
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 2,360,935     $ 2,634,157
                                                                      -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                    $     8,659     $    97,953
          Income taxes                                                    491,798         458,428
     Noncash investing and financing activities:
          Financing of insurance premiums                                    --           271,866

See notes to condensed financial statements

                                 EXACTECH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.  ASSET PURCHASES

         During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive") AcuDriver product line. The assets included inventory, tooling, fixtures, designs, trademark and future patent rights. As of June 30, 1998, $100,000 of the purchase price of the assets remained payable to Synvasive and was included in other liabilities.

4.  COMMITMENTS AND CONTINGENCIES

         As of June 30, 1998, the Company was committed to approximately $370,000 in remaining construction costs associated with the completion of its new headquarters and manufacturing facility. The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1998
                                   (UNAUDITED)

5.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:                                   DECEMBER 31,       JUNE 30,
                                                                                    1997             1998
                                                                               -------------    ------------
         Capitalized lease obligation payable in monthly installments          $     17,729     $     15,485
         of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $17,700 as of June 30, 1998

         Notes payable to finance company bearing interest                                -          154,856
         at 6.5% payable in eleven monthly installments from April 1998 through February 1999; proceeds used to finance insurance policies

         Industrial Revenue Bond note payable in annual                           3,900,000        3,900,000
         principal installments as follows:  $300,000 per year from
         2000-2006; $200,000 per year from 2007-2013; $100,000 per year from
         2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.7% as of June 30, 1998); proceeds used to finance
         construction of new facility                                            ----------       ----------
                  Total long-term debt and capital lease obligations              3,917,729        4,070,341
                  Less current portion                                               (4,894)        (160,514)
                                                                                 ----------       ----------
                                                                                 $3,912,835       $3,909,827
                                                                                 ==========       ==========

         The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of June 30, 1998:

                                                             LONG-TERM      CAPITAL LEASE
                                                                DEBT         OBLIGATIONS
                                                            ------------    -------------
         1998............................................           -          $ 3,667
         1999............................................           -            7,333
         2000............................................   $    300,000         7,188
         2001............................................        300,000           -
         2002............................................        300,000           -
         Thereafter......................................      3,000,000           -
                                                            ------------       -------

                  Total .................................   $ 3,900,000         18,188
                                                            ===========

         Less interest on capital lease obligations ...................         (2,703)
                                                                               -------
                                                                               $15,485
                                                                               =======

         During July 1998, the Company renewed and extended the line of credit with Merrill Lynch Business Financial Services Inc. for an amount of $6,000,000. The line of credit expires June 30, 2000 and is secured by inventory and accounts receivable. As of June 30 1998, there was no amount outstanding under the line of credit.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

6.  SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE:
         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                               INCOME       SHARES       PER           INCOME       SHARES       PER
                              NUMERATOR   DENOMINATOR   SHARE        NUMERATOR   DENOMINATOR    SHARE
                             -----------------------------------    ------------------------------------
                               THREE MONTHS ENDED JUNE 30, 1997       THREE MONTHS ENDED JUNE 30, 1998
                             -----------------------------------    ------------------------------------
Net income                      $452,800                                $580,228

BASIC EPS:
Net income available to          452,800     4,878,193       $0.09       580,228    4,904,663        $0.12
   common shareholders
Effect of Dilutive Securities:
  Stock options                                 52,557                                 52,040
  Warrants                                       4,268                                  6,677

DILUTED EPS:
Net income available to common   452,800     4,935,018       $0.09       580,228    4,963,380        $0.12
  shareholders plus assumed
  conversions

                                  SIX MONTHS ENDED JUNE 30, 1997        SIX MONTHS ENDED JUNE 30, 1998
                             -------------------------------------    ------------------------------------

Net income                      $891,034                              $1,087,029

BASIC EPS:
Net income available to          891,034     4,869,313       $0.18     1,087,029    4,904,663        $0.22
   common shareholders
Effect of Dilutive Securities:
  Stock options                                 67,361                                 35,499
  Warrants                                       7,072                                  3,320

DILUTED EPS:
Net income available to common   891,034     4,943,746       $0.18     1,087,029    4,943,482        $0.22
  shareholders plus assumed
  conversions

For the three months ended June 30, 1997, options to purchase 364,200 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three months ended June 30, 1998, options to purchase 336,800 shares of common stock at prices ranging from $7.88 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

For the six months ended June 30, 1997, options to purchase 352,200 shares of common stock at prices ranging from $7.88 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 1998, options to purchase 362,975 shares of common stock at prices ranging from $7.13 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

      The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                 EXACTECH, INC.
                    SALES SUMMARY BY PRODUCT LINE ($1,000's)

                                        SIX MONTHS ENDED                                        THREE MONTHS ENDED
                          -----------------------------------------------------  -------------------------------------------------
                               June 30, 1997                June 30, 1998              June 30, 1997           June 30, 1998
Hip Products              Units     $         %         Units     $        %       Units     $      %       Units     $      %
                          -----     -----     -----     -----   -----     -----    -----   -----    -----  ------   -----    -----
    Cemented               2,697    1,229     14.8%     2,525   1,183     10.1%    1,500     656    15.5%   1,373     637    10.0%
    Porous Coated          2,626      882     10.6%     2,563     905      7.7%    1,400     481    11.3%   1,147     426     6.6%
    Bipolar                  399      195      2.3%       509     242      2.1%      205      93     2.2%     289     132     2.1%
    Revision                  16       38      0.5%        77     151      1.3%        7      29     0.7%      53      97     1.5%
                          ------    -----     ----     ------   -----     ----     -----   -----    ----    -----   -----    ----
Total Hip Products         5,738    2,344     28.2%     5,674   2,481     21.2%    3,112   1,259    29.7%   2,862   1,292    20.2%

Knee Products
    Cemented Cruciate
      Sparing              5,705    2,728     32.7%     8,717   3,536     30.2%    2,872   1,353    32.0%   4,858   1,909    29.9%
    Cemented Posterior
      Stabilized           2,727    1,822     21.9%     5,097   3,210     27.5%    1,414     955    22.6%   2,820   1,703    26.7%
    Porous Coated            778      827      9.9%       929     942      8.1%      322     361     8.5%     523     513     8.0%
    Revision                 953      327      3.9%     1,760     916      7.8%      385     192     4.5%   1,098     538     8.4%
                          ------    -----     ----     ------   -----     ----     -----   -----    ----    -----   -----    ----
Total Knee Products       10,163    5,704     68.4%    16,503   8,604     73.6%    4,993   2,861    67.6%   9,299   4,663    73.1%


Instrument Sales and
     Rental                           254      3.0%               434      3.7%               98     2.3%             276     4.3%
Tissue Services                         -      0.0%                75      0.7%                -     0.0%              68     1.1%
Acudriver                               -      0.0%                48      0.4%                -     0.0%              48     0.8%
Miscellaneous                          32      0.4%                51      0.4%               17     0.4%              28     0.4%

                                    -----     ----             ------    -----             -----   -----            -----   -----
Total                               8,334    100.0%            11,693    100.0%            4,235   100.0%           6,375   100.0%
                                    ======   =====             ======    =====             =====   =====            =====   =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         NET sales increased by $2,140,676, or 51%, to $6,375,320 in the quarter ended June 30, 1998, from $4,234,644 in the quarter ended June 30, 1997. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 86% on a unit basis and by 63% on a dollar basis from the quarter ended June 30, 1997 to the quarter ended June 30, 1998, as the Company continued to expand its domestic and international distribution. Sales of hip implant products decreased by 8% on a unit basis but increased by 3% on a dollar basis from the quarter ended June 30, 1997, to the quarter ended June 30, 1998. The overall increase in hip sales and the increase in average unit selling prices was a result of an increase in AuRA(R) revision hip system sales. AuRA(R) revision component sales increased 237% to $96,732 in the quarter ended June 30, 1998, from $28,700 in the quarter ended June 30, 1997. International sales increased 142% to $1,505,417 in the quarter ended June 30, 1998, from $622,683 in the quarter ended June 30, 1997 as international distributors continued to enter new markets. As a percentage of sales, international sales increased to 24% in the quarter ended June 30, 1998, as compared to 15% in the quarter ended June 30, 1997.

      Gross profit increased by $997,876, or 34%, to $3,930,785 in the quarter ended June 30, 1998, from $2,932,909 in the quarter ended June 30, 1997. As a percentage of sales, gross profit decreased to 62% in the quarter ended June 30, 1998, from 69% in the quarter ended June 30, 1997. The profit margin decrease was primarily the result of an increased mix of international sales which are at lower average unit selling prices.

      Total operating expenses increased by $718,424, or 32%, to $2,983,681 in the quarter ended June 30, 1998, from $2,265,257 in the quarter ended June 30, 1997. Sales and marketing expenses, the largest component of total operating expenses, increased by $317,526, or 26%, to $1,535,707 in the quarter ended June 30, 1998, from $1,218,181 in the quarter ended June 30, 1997. Sales and marketing expenses decreased as a percentage of sales to 24% in the quarter ended June 30, 1998, from 29% in the quarter ended June 30, 1997. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. Sales and marketing expenses as a percentage of sales decreased primarily due to the increase in international sales which do not incur commissions.

      General and administrative expenses increased by $105,034, or 25%, to $520,436 in the quarter ended June 30, 1998, from $415,402 in the quarter ended June 30, 1997. As a percentage of sales, general and administrative expenses decreased to 8% in the quarter ended June 30, 1998, from 10% in the quarter ended June 30, 1997. Total general and administrative expenses increased primarily as a result of additional legal costs associated with the Company's ongoing litigation. Legal expenses increased to $149,664 in the quarter ended June 30, 1998, from $29,247 in the quarter ended June 30, 1997.

      Research and development expenses increased by $54,264, or 23%, to $294,713 in the quarter ended June 30, 1998, from $240,449 in the quarter ended June 30, 1997. Research and development expenses were 5% and 6% of sales in the quarters ended June 30, 1998 and 1997, respectively. The Company expects research and development expenses to increase for the full year of 1998 as compared to 1997, due to continued development expenses associated with the modular revision hip system and other product lines.

      Depreciation and amortization increased to $292,369 in the quarter ended June 30, 1998, from $186,321 in the quarter ended June 30, 1997. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and depreciation associated with the Company's new facility. During the quarter ended June 30, 1998, $445,380 of surgical instruments and $3,125,125 of construction costs were placed in service, resulting in the increase in depreciation expense.

      Royalty expenses increased by $135,552 to $340,456 in the quarter ended June 30, 1998, from $204,904 in the quarter ended June 30, 1997, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses were 5.3% and 4.8% in the quarters ended June 30, 1998 and 1997, respectively.

      The Company's income from operations increased by $279,452, or 42%, to $947,104 in the quarter ended June 30, 1998, from $667,652 in the quarter ended June 30, 1997. The increase was primarily attributable to the increase in sales and gross profit, partially offset by the increase in operating expenses.

      The Company realized net interest expense of $9,688 in the quarter ended June 30, 1998, as compared to net interest income of $57,755 in the quarter ended June 30, 1997. The recognition of expense as compared to income was the result of a reduction of short-term investments while there was increased borrowing associated with construction of the new facility. Interest expense of $51,481 for the quarter ended June 30, 1998, was offset by $41,793 of interest income.

         In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. Prior to September 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible. In April 1998, the Company sold its interest in Techmed S.p.A. As a result, the Company recognized $13,778 in gains associated with the sale in the quarter ended June 30, 1998 as compared to the $10,000 loss in the quarter ended June 30, 1997.

      Income before provision for income taxes increased by $235,787, or 33%, to $951,194 in the quarter ended June 30, 1998, from $715,407 in the quarter ended June 30, 1997. The provision for income taxes was $370,966 in the quarter ended June 30, 1998, compared to $262,607 in the quarter ended June 30, 1997.

      As a result, the Company realized net income of $580,228 in the quarter ended June 30, 1998, compared to $452,800 in the quarter ended June 30, 1997, a 28% increase. As a percentage of sales, net income decreased to 9% in the quarter ended June 30, 1998 from 11% in the quarter ended June 30, 1997. The reduction in net income as a percentage of sales was due to a reduction in the gross profit margin and the incurring of net interest expense during the quarter ended June 30, 1998, as compared to recognizing net interest income during the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net sales increased by $3,358,732, or 40%, to $11,692,915 in the six months ended June 30, 1998, from $8,334,183 in the six months ended June 30, 1997. Sales of knee implant products increased by 62% on a unit basis and by 51% on a dollar basis from the six months ended June 30, 1997 to the six months ended June 30, 1998. Sales of hip implant products decreased by 1% on a unit basis but increased by 6% on a dollar basis from the six months ended June 30, 1997, to the six months ended June 30, 1998. The increase in hip sales was primarily the result of an increase in AuRA(R) revision hip system sales. AuRA(R) revision component sales increased to $150,795 in the six months ended June 30, 1998, from $38,700 in the six months ended June 30, 1997. International sales increased 101% to $2,546,928 in the six months ended June 30, 1998, from $1,266,313 in the six months ended June 30, 1997. As a percentage of sales, international sales increased to 22% in the six months ended June 30, 1998, as compared to 15% in the six months ended June 30, 1997.

      Gross profit increased by $1,850,210, or 33%, to $7,515,972 in the six months ended June 30, 1998, from $5,665,762 in the six months ended June 30, 1997. As a percentage of sales, gross profit decreased to 64% in the six months ended June 30, 1998, from 68% in the six months ended June 30, 1997. The profit margin decrease was primarily the result of an increased mix of international sales which are at lower average unit selling prices.

      Total operating expenses increased by $1,364,660, or 31%, to $5,712,001 in the six months ended June 30, 1998, from $4,347,341 in the six months ended June 30, 1997. Sales and marketing expenses, the largest component of total operating expenses, increased 25% to $2,932,643 in the six months ended June 30, 1998, from $2,345,352 in the six months ended June 30, 1997. Sales and marketing expenses decreased as a percentage of sales to 25% in the six months ended June 30, 1998, from 28% in the six months ended June 30, 1997.

      General and administrative expenses increased 25% to $967,357 in the six months ended June 30, 1998, from $775,188 in the six months ended June 30, 1997. As a percentage of sales, general and administrative expenses decreased to 8% in the six months ended June 30, 1998, from 9% in the six months ended June 30, 1997. Research and development expenses increased 32% to $634,965 in the six months ended June 30, 1998, from $482,404 in the six months ended June 30, 1997. As a percentage of sales, research and development expenses remained flat at approximately 5.5% for the six months ended June 30, 1998 and June 30, 1997.

      Depreciation and amortization increased to $556,705 in the six months ended June 30, 1998, from $351,107 in the six months ended June 30, 1997. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and depreciation associated with the Company's new facility. During the six months ended June 30, 1998, $747,559 of surgical instruments were placed in service.

      Royalty expenses increased 58% to $620,331 during the six months ended June 30, 1998, from $393,290 in the six months ended June 30, 1997.

      The Company's income from operations increased 37%, to $1,803,971 in the six months ended June 30, 1998, from $1,318,421 in the six months ended June 30, 1997. The increase was primarily attributable to the increase in sales and gross profit, partially offset by the increase in operating expenses.

      The Company realized net interest expense of $8,440 in the six months ended June 30, 1998, as compared to net interest income of $140,575 in the six months ended June 30, 1997. Interest expense of $115,049 for the six months ended June 30, 1998, was offset by $106,609 of interest income.

      The Company recognized a $13,778 gain associated with the sale of its interest in Techmed in the six months ended June 30, 1998, as compared to the $25,000 loss in the six months ended June 30, 1997.

      Income before provision for income taxes increased 26%, to $1,809,309 in the six months ended June 30, 1998, from $1,433,996 in the six months ended June 30, 1997. The provision for income taxes was $722,280 in the six months ended June 30, 1998, compared to $542,962 in the six months ended June 30, 1997.

      As a result, the Company realized net income of $1,087,029 in the six months ended June 30, 1998, compared to $891,034 in the six months ended June 30, 1997, a 22% increase. As a percentage of sales, net income decreased to 9% in the six months ended June 30, 1998 from 11% in the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. In order to raise capital, in June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock, $.01 par value (the "Common Stock"), resulting in net proceeds to the Company of $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses. At June 30, 1998, the Company had working capital of $16,062,321 compared to $17,869,871 at December 31, 1997. The decrease in working capital is primarily the result of $2,016,881 in costs associated with the construction of the Company's new headquarters and manufacturing facility in the six months ended June 30, 1998. As of June 30, 1998, the Company had expended $3,125,125 in costs associated with the construction of the facility. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 1998 decreased to $2,634,157 from $4,176,293 at December 31, 1997.

         The Company is committed to approximately $370,000 in remaining construction costs associated with the completion of the new facility as of June 30, 1998. During July 1998, the Company's credit facility with Merrill Lynch Business Financial Services, Inc. was renewed and increased to $6,000,000. The credit facility which is secured by accounts receivable and inventory expires in June 2000. At June 30, 1998, there was no amount outstanding under the line of credit. The Company believes that funds from operations, the remaining proceeds of the IPO and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.7% as of June 30, 1998). The proceeds of the credit facility are being used to finance construction of the new facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility.

OPERATING ACTIVITIES

      Operating activities provided net cash of $415,322 in the six months ended June 30, 1998 as compared to using net cash of $1,635,596 in the six months ended June 30, 1997. The primary reason for the change was the growth in inventory of $432,480 in the six months ended June 30, 1998, as compared to the $2,229,334 increase in inventory that occurred in the six months ended June 30, 1997. Cash required as a result of the increase in trade receivables was $1,262,468, for the six month period ended June 30, 1998, as compared to $579,791, for the six month period ended June 30, 1997.

INVESTING ACTIVITIES

         The Company used net cash in investing activities of $2,110,069 in the six months ended June 30, 1998, primarily due to the investment of $3,215,497 in property and equipment for the Company's new facility and $200,000 in designs associated with the AcuDriver purchase. The Company continues to invest the remaining proceeds of the IPO in short-term investments. As of June 30, 1998, $1,910,019 was invested in daily maturing funds and repurchase agreements.

FINANCING ACTIVITIES

         Financing activities for the six months ended June 30, 1998 provided net cash of $152,611 as compared to $88,231 in the six months ended June 30, 1997. The primary reason for the increase in cash provided by financing activities was the Company's financing of annual insurance premiums in a net amount of $154,855 during the six month period ended June 30, 1998. The Company did not finance insurance premiums during the year ended December 31, 1997.

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

                                                     DIRECT OR INDIRECT PAYMENTS   DIRECT OR INDIRECT PAYMENTS
                                                       TO RELATED PARTIES (1)              TO OTHERS
                                                     --------------------------    ---------------------------
         Purchase and installation of machinery
                  and equipment                               $   -                         $3,635,634
         Repayment of indebtedness                            $   -                         $4,942,268
         Temporary Investments (2)                            $   -                         $  600,274
         Other Purposes (3)                                   $   -                         $3,479,734

              1- Includes direct or indirect payments to directors, officers, general partners of the Company, or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.
              2-  Includes daily maturing fund investments of $600,274.
              3-  Includes increase of inventory held for sale of $3,237,619.

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Previously Reported.

Item 5. Other Information
        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits:

         EXHIBIT           DESCRIPTION

          10.1      WCMA Line of Credit Increase and Extension between the
                         Company and Merrill Lynch Business Financial Services, Inc.

          10.2      Agreement for Purchase and Sale of Assets between the
                         Company and Synvasive Technology, Inc.

          11        Statement re: computation of per share earnings
          27        Financial Data Schedule

      b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Exactech, Inc.

Date: August 13, 1998                  By:  /s/ TIMOTHY J. SEESE
                                            -------------------------
                                            Timothy J. Seese
                                            President and Chief
                                            Operating Officer

Date: August 13, 1998                  By:  /s/ JOEL C. PHILLIPS
                                            -------------------------
                                            Joel C. Phillips
                                            Chief Financial Officer
                                       16

                                 EXHIBIT INDEX

EXHIBIT                        DESCRIPTION
-------                        -----------
10.1 WCMA Line of Credit Increase and Extension between the Company and Merrill Lynch Business Financial Services, Inc.

10.2 Agreement for Purchase and Sale of Assets between the Company and Snyvasive Technology, Inc.

11      Statement re: computation of per share earnings

27      Financial Data Schedule