Form 10-Q
period 1998-09-30
EXACTECH INC
filed 1998-11-13
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

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

                               2320 NW 66TH COURT
                                 GAINESVILLE, FL
                                      32653
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   Class                         Outstanding at October 27, 1998
        Common Stock, $.01 par value                         4,907,163


                                 EXACTECH, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER

PART 1.    FINANCIAL INFORMATION

    Item 1. Financial Statements

        Condensed Balance Sheets as of December 31, 1997 and September 30, 1998     2

        Condensed Statements of Income for the Three Month and Nine Month           3
          Periods Ended September 30, 1997 and September 30, 1998

        Condensed Statement of Changes in Shareholders' Equity for the Nine         4
          Month Period Ended September 30, 1998

        Condensed Statements of Cash Flows for the Nine Month Periods Ended         5
          September 30, 1997 and September 30, 1998

        Notes to Condensed Financial Statements for the Three Month and Nine        6
          Month Periods Ended September 30, 1997 and September 30, 1998


    Item 2.  Management's Discussion and Analysis of Financial                      9
          Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk            15


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                     16

    Item 2.  Changes in Securities and Use of Proceeds                             16

    Item 3.  Defaults Upon Senior Securities                                       16

    Item 4.  Submission of Matters to a Vote of Security Holders                   16

    Item 5.  Other Information                                                     16

    Item 6.  Exhibits and Reports on Form 8-K                                      16

    Signatures                                                                     17

ITEM 1.  FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                              DECEMBER 31,        SEPTEMBER 30,
ASSETS                                                            1997                 1998
                                                             ---------------      ---------------
    CURRENT ASSETS
        Cash and cash equivalents                          $      4,176,293     $      2,034,865
        Short-term investments                                    1,335,740                    -
        Trade receivables                                         3,760,996            5,081,383
        Refundable income taxes                                     259,778                    -
        Prepaid expenses and other assets                           103,646              170,647
        Inventories                                              10,697,879           11,618,428
                                                             ---------------      ---------------
             Total Current Assets                                20,334,332           18,905,323

    PROPERTY AND EQUIPMENT
        Land                                                        263,301              263,301
        Machinery and equipment                                   1,636,587            2,374,088
        Surgical Instruments                                      4,568,489            5,388,653
        Furniture and fixtures                                      123,014              342,624
        Facilities                                                1,371,545            3,252,031
                                                             ---------------      ---------------
             Total                                                7,962,936           11,620,697
        Accumulated depreciation                                 (1,984,249)          (2,594,385)
                                                             ---------------      ---------------
             Net property and equipment                           5,978,687            9,026,312

    OTHER ASSETS                                                    841,817              997,038
                                                             ---------------      ---------------

TOTAL ASSETS                                               $     27,154,836     $     28,928,673
                                                             ===============      ===============


LIABILITIES AND EQUITY
    Current Liabilities
        Accounts payable                                   $      1,611,775     $      1,433,399
        Income taxes payable                                              -              113,486
        Current portion of long-term debt and leases                  4,894               93,122
        Commissions payable                                         473,028              402,670
        Royalties payable                                           258,959              280,917
        Other liabilities                                           115,805              349,177
                                                             ---------------      ---------------
             Total Current Liabilities                            2,464,461            2,672,771

    Deferred income taxes                                           433,948              415,273
    Long-term debt and capital lease-net of current portion       3,912,835            3,908,674
                                                             ---------------      ---------------
             Total Liabilities                                    6,811,244            6,996,718

    SHAREHOLDERS' EQUITY:
        Common stock                                                 49,047               49,072
        Additional paid-in capital                               15,002,968           15,015,147
        Retained earnings                                         5,291,577            6,867,736
                                                             ---------------      ---------------
             Total Shareholders' Equity                          20,343,592           21,931,955

                                                             ---------------      ---------------
    TOTAL LIABILITIES AND EQUITY                           $     27,154,836     $     28,928,673
                                                             ===============      ===============

                  See notes to condensed financial statements.

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTH PERIOD                 NINE MONTH PERIOD
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                1997             1998             1997             1998
                                            -------------    -------------    -------------    -------------

   NET SALES                              $    4,242,293   $    5,569,186   $   12,576,476   $   17,262,101

   COST OF GOODS SOLD                          1,433,809        1,912,150        4,102,230        6,089,093
                                            -------------    -------------    -------------    -------------

             Gross profit                      2,808,484        3,657,036        8,474,246       11,173,008

   OPERATING EXPENSES:
       Sales and marketing                     1,204,897        1,417,841        3,550,248        4,350,485
       General and administrative                433,146          488,068        1,208,335        1,455,425
       Research and development                  234,373          344,336          716,778          979,301
       Depreciation and amortization             212,312          303,169          563,419          859,875
       Royalties                                 206,672          268,791          599,962          889,122
                                            -------------    -------------    -------------    -------------

             Total operating expenses          2,291,400        2,822,205        6,638,742        8,534,208
                                            -------------    -------------    -------------    -------------

   INCOME FROM OPERATIONS                        517,084          834,831        1,835,504        2,638,800

   OTHER INCOME (EXPENSE)
       Interest income (expense), net             34,739          (27,238)         175,314          (35,678)
       Equity in net loss of subsidiary         (158,909)               -         (183,909)          13,778
                                            -------------    -------------    -------------    -------------

   INCOME BEFORE INCOME TAXES                    392,914          807,593        1,826,909        2,616,900

   PROVISION FOR INCOME TAXES                    149,308          318,461          692,269        1,040,741

                                            -------------    -------------    -------------    -------------

   NET INCOME                             $      243,606   $      489,132   $    1,134,640   $    1,576,159
                                            =============    =============    =============    =============


   BASIC EARNINGS PER SHARE               $         0.05   $         0.10   $         0.23   $         0.32
                                            =============    =============    =============    =============


   DILUTED EARNINGS PER SHARE             $         0.05   $         0.10   $         0.23   $         0.32
                                            =============    =============    =============    =============

                  See notes to condensed financial statements.

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                            ADDITIONAL                           TOTAL
                                     COMMON STOCK             PAID-IN         RETAINED       SHAREHOLDERS'
                                 SHARES        AMOUNT         CAPITAL         EARNINGS           EQUITY
                                 ------        ------         -------         --------           ------
Balance, December 31, 1997      4,904,663   $    49,047   $  15,002,968    $   5,291,577   $     20,343,592

     Exercise of stock options      2,500            25          12,179                              12,204
     Net income                                                                1,576,159          1,576,159
                               -----------    ----------    ------------     ------------    ---------------

Balance, September 30, 1998     4,907,163   $    49,072   $  15,015,147    $   6,867,736   $     21,931,955
                               ===========    ==========    ============     ============    ===============

                  See notes to condensed financial statements.

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                      NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                                            1997             1998
                                                                         ------------    -------------
OPERATING ACTIVITIES:
     Net Income                                                        $   1,134,640   $    1,576,159
     Adjustments to reconcile net income to net
         cash (used in) provided by operating activities :
         Depreciation and amortization                                       563,419          859,875
         Equity in net loss of subsidiary                                    183,909                -
         Deferred income taxes                                                     -          (18,675)
         Increase in trade receivables                                      (642,185)      (1,320,387)
         Increase in inventories                                          (2,533,005)        (920,549)
         Increase in other prepaids and assets                              (267,114)         (46,995)
         (Decrease) increase in income taxes payable                         (34,225)         373,264
         Increase (decrease) in accounts payable                             352,849         (178,376)
         Increase in other liabilities                                        57,575          184,972
                                                                         ------------    -------------
             Net cash (used in) provided by operating activities          (1,184,137)         509,288
                                                                         ------------    -------------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                             (2,251,978)      (3,852,415)
     Maturities of short-term investments                                  3,083,788        1,335,740
     Purchases of product licenses and designs                              (106,494)        (200,000)
     Investment in subsidiary                                                (83,272)               -
     Cost of patents and trademarks                                          (68,353)         (30,312)
                                                                         ------------    -------------
             Net cash provided by (used in) investing activities             573,691       (2,746,987)
                                                                         ------------    -------------

FINANCING ACTIVITIES:
     Proceeds from financing of insurance premiums, net                            -           87,278
     Principal payments on debt                                              (32,042)          (3,211)
     Proceeds from issuance of common stock                                  122,081           12,204
                                                                         ------------    -------------
             Net cash provided by financing activities                        90,039           96,271
                                                                         ------------    -------------


DECREASE IN CASH AND CASH EQUIVALENTS                                       (520,407)      (2,141,428)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                            3,992,442        4,176,293
                                                                         ------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 3,472,035     $  2,034,865
                                                                         ============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $    37,175     $    174,386
         Income taxes                                                        664,556          705,186
     Noncash investing and financing activities:
         Financing of insurance premiums                                           -          271,866

See notes to condensed financial statements


                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Examples include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statements.

3.  ASSET PURCHASES

     During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive") AcuDriver product line for $375,000. The assets included inventory, tooling, fixtures, designs, trademark and future patent rights.

4.  COMMITMENTS AND CONTINGENCIES

     As of September 30, 1998, the Company was committed to approximately $190,000 in remaining construction costs associated with the completion of its new headquarters and manufacturing facility. The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

5.  DEBT

Long-term debt and capital lease obligations:                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                      1997            1998
                                                                                  -----------    -------------
        Capitalized lease obligation payable in monthly installments              $    17,729    $      14,518
        of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $17,700 as of September 30, 1998

        Notes payable to finance company bearing interest                                  --           87,278
        at 6.5% payable in eleven monthly installments from April 1998 through February 1999; proceeds used to finance insurance policies

        Industrial Revenue Bond note payable in annual                              3,900,000        3,900,000
        principal installments as follows: $300,000 per year from 2000-2006;
        $200,000 per year from 2007-2013; $100,000 per year from 2014-2017;
        monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.15% as of
        September 30, 1998); proceeds used to finance construction of new
        facility                                                                  -----------    -------------
        Total long-term debt and capital lease obligations                          3,917,729        4,001,796
               Less current portion                                                    (4,894)         (93,122)
                                                                                  -----------    -------------
                                                                                  $ 3,912,835    $   3,908,674
                                                                                  ===========    =============

     The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of September 30, 1998:


                                                LONG-TERM       CAPITAL LEASE
                                                   DEBT           OBLIGATIONS
                                              -----------       -------------
1998 .....................................          --          $    1,833
1999 .....................................          --               7,333
2000 .....................................     $  300,000            7,188
2001 .....................................        300,000               --
2002 .....................................        300,000               --
Thereafter ...............................      3,000,000               --
                                               ----------       ----------
Total ....................................     $3,900,000           16,354
                                               ==========       ==========
Less interest on capital lease
 obligations .............................                          (1,836)
                                                                ----------
                                                                $   14,518
                                                                ==========


     During July 1998, the Company's line of credit facility with Merrill Lynch Business Financial Services Inc. was renewed and increased to $6,000,000. The line of credit expires June 30, 2000 and is collateralized by inventory and accounts receivable. As of September 30, 1998, there was no amount outstanding under the line of credit.

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

6. SHAREHOLDERS' EQUITY

     Earnings Per Share:
     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                 INCOME        SHARES        PER           INCOME        SHARES        PER
                                NUMERATOR    DENOMINATOR    SHARE         NUMERATOR    DENOMINATOR    SHARE
                                -------------------------------------     -------------------------------------

                                THREE MONTHS ENDED SEPTEMBER 30, 1997     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                -------------------------------------     -------------------------------------
Net income                       $  243,606                                  $  489,132

BASIC EPS:
Net income available to
 common shareholders                243,606     4,886,628     $0.05             489,132     4,906,135     $0.10
Effect of Dilutive Securities:
 Stock options                                     47,778                                      44,748
 Warrants                                           3,346                                       5,551

DILUTED EPS:
Net income available to
 common shareholders plus
 assumed conversions                243,606     4,937,752     $0.05             489,132     4,956,434     $0.10



                                 NINE MONTHS ENDED SEPTEMBER 30, 1997      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                -------------------------------------     -------------------------------------
Net income                       $1,134,640                                  $1,576,159

BASIC EPS:
Net income available to
 common shareholders              1,134,640     4,875,085     $0.23           1,576,159     4,905,154     $0.32
Effect of Dilutive Securities:
 Stock options                                     61,007                                      37,479
 Warrants                                           5,941                                       4,104

DILUTED EPS:
Net income available to
 common shareholders plus
 assumed conversions              1,134,640     4,942,033     $0.23           1,576,159     4,946,737     $0.32

For the three months ended September 30, 1997, options to purchase 364,200 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three months ended September 30, 1998, options to purchase 357,975 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

For the nine months ended September 30, 1997, options to purchase 364,200 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the nine months ended September 30, 1998, options to purchase 371,975 shares of common stock at prices ranging from $7.13 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

                                            SALES SUMMARY BY PRODUCT LINE ($1,000's)

                                                          NINE MONTHS ENDED
                                     ------------------------------------------------------
                                       SEPTEMBER 30, 1997            SEPTEMBER 30, 1998
Hip Products                          UNITS         $    %        UNITS     $       %
                                     ------   -------    ------  ------     -----   -----
  Cemented                            4,012    1,770     14.1%    3,748     1,727   10.0%
  Porous Coated                       3,761    1,335     10.6%    3,767     1,286    7.4%
  Bipolar                               655      312      2.5%      743       346    2.0%
  Revision                               27       68      0.5%      101       216    1.3%
                                     --------------------------  -------------------------
Total Hip Products                    8,455    3,485      27.7%   8,359     3,575   20.7%

Knee Products
  Cemented Cruciate Sparing           8,588    4,118      32.7%  11,885     5,070   29.4%
  Cemented Posterior Stabilized       4,480    2,918      23.2%   7,276     4,726   27.4%
  Porous Coated                       1,060    1,115       8.9%   1,243     1,290    7.5%
  Revision                            1,477      514       4.1%   2,908     1,581    9.1%
                                     --------------------------  -------------------------
Total Knee Products                  15,605     8,665      68.9% 23,312    12,667   73.4%

Instrument Sales and Rental                       376       3.0%              644    3.7%
Tissue Services                                             0.0%              194    1.1%
Acudriver                                                   0.0%              103    0.6%
Miscellaneous                                      50       0.4%               79    0.5%
                                               ----------------            ---------------
Total                                          12,576     100.0%           17,262  100.0%
                                               ================            ===============

                                                          THREE MONTHS ENDED
                                     ------------------------------------------------------
                                       SEPTEMBER 30, 1997            SEPTEMBER 30, 1998
Hip Products                          UNITS         $    %        UNITS     $       %
                                     ------   -------    ------   -----     -----   -----
  Cemented                            1,315      541     12.7%    1,223       544    9.3%
  Porous Coated                       1,135      452     10.7%    1,204       381    6.8%
  Bipolar                               256      117      2.8%      234       105    1.9%
  Revision                               11       31      0.7%       24        65    1.2%
                                     --------------------------  -------------------------
Total Hip Products                    2,717    1,141     26.9%    2,685     1,095   19.7%

Knee Products
  Cemented Cruciate Sparing           2,883    1,391     32.8%    3,168     1,534   27.6%
  Cemented Posterior Stabilized       1,753    1,095     25.8%    2,179     1,516   27.2%
  Porous Coated                         282      288      6.8%      314       348    6.2%
  Revision                              482      187      4.4%    1,148       665   11.9%
                                     --------------------------  -------------------------
Total Knee Products                   5,400    2,961     69.8%    6,809     4,063   72.9%

Instrument Sales and Rental                      122      2.9%                210    3.8%
Tissue Services                                    -      0.0%                118    2.1%
Acudriver                                          -      0.0%                 55    1.0%
Miscellaneous                                     18      0.4%                 28    0.5%
                                               ----------------            ---------------
Total                                          4,242    100.0%              5,569  100.0%
                                               ================            ===============

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

        Net sales increased by $1,326,893, or 31%, to $5,569,186 in the quarter ended September 30, 1998, from $4,242,293 in the quarter ended September 30, 1997. The increase in net sales resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products increased by 26% on a unit basis and by 37% on a dollar basis from the quarter ended September 30, 1997 to the quarter ended September 30, 1998, as the Company continued to expand its domestic and international distribution. The overall increase in knee sales and the increase in average unit selling prices was primarily the result of an increase in revision knee system sales. Optetrak/registered trademark/ revision component sales increased 256% to $664,777 in the quarter ended September 30, 1998, from $186,607 in the quarter ended September 30, 1997. Sales of hip implant products decreased by 1% on a unit basis and by 4% on a dollar basis from the quarter ended September 30, 1997, to the quarter ended September 30, 1998. International sales increased 64% to $919,327 in the quarter ended September 30, 1998, from $560,879 in the quarter ended September 30, 1997 as international distributors continued to enter new markets and the Company completed an initial stocking order to its Japanese distributor. As a percentage of sales, international sales increased to 17% in the quarter ended September 30, 1998, as compared to 13% in the quarter ended September 30, 1997.

     Gross profit increased by $848,552, or 30%, to $3,657,036 in the quarter ended September 30, 1998, from $2,808,484 in the quarter ended September 30, 1997. As a percentage of sales, gross profit remained flat at 66% in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

     Total operating expenses increased by $530,805, or 23%, to $2,822,205 in the quarter ended September 30, 1998, from $2,291,400 in the quarter ended September 30, 1997. Sales and marketing expenses, the largest component of total operating expenses, increased by $212,944, or 18%, to $1,417,841 in the quarter ended September 30, 1998, from $1,204,897 in the quarter ended September 30, 1997. Sales and marketing expenses decreased as a percentage of sales to 26% in the quarter ended September 30, 1998, from 28% in the quarter ended September 30, 1997. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. Sales and marketing expenses as a percentage of sales decreased primarily due to the increase in international sales which do not incur commissions.

     General and administrative expenses increased by $54,922, or 13%, to $488,068 in the quarter ended September 30, 1998, from $433,146 in the quarter ended September 30, 1997. As a percentage of sales, general and administrative expenses decreased to 9% in the quarter ended September 30, 1998, from 10% in the quarter ended September 30, 1997. Total general and administrative expenses decreased as a percentage of sales primarily as a result of reduced insurance costs. Liability and general insurance expenses decreased to $62,563 in the quarter ended September 30, 1998, from $89,836 in the quarter ended September 30, 1997.

     Research and development expenses increased by $109,963, or 47%, to $344,336 in the quarter ended September 30, 1998, from $234,373 in the quarter ended September 30, 1997. Research and development expenses were 6.2% and 5.5% of sales in the quarters ended September 30, 1998 and 1997, respectively. The Company expects research and development expenses to increase for the full year of 1998 as compared to 1997, due to continued development expenses associated with the modular revision hip system and other product lines.

     Depreciation and amortization increased to $303,169 in the quarter ended September 30, 1998, from $212,312 in the quarter ended September 30, 1997. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and machinery and equipment associated with the Company's new facility. During the quarter ended September 30, 1998, $237,418 of surgical instruments and $198,233 of machinery and equipment were placed in service, resulting in the increase in depreciation expense.

     Royalty expenses increased by $62,119 to $268,791 in the quarter ended September 30, 1998, from $206,672 in the quarter ended September 30, 1997, primarily as a result of growth in sales of knee implant products which incur a higher royalty rate. As a percentage of sales, royalty expenses remained flat at 5% in the quarters ended September 30, 1998 and 1997.

     The Company's income from operations increased by $317,747, or 61%, to $834,831 in the quarter ended September 30, 1998, from $517,084 in the quarter ended September 30, 1997. The increase was primarily attributable to the increase in sales and gross profit, partially offset by the increase in operating expenses.

     The Company realized net interest expense of $27,238 in the quarter ended September 30, 1998, as compared to net interest income of $34,739 in the quarter ended September 30, 1997. The recognition of expense as compared to income was the result of a reduction of short-term investments while there was increased borrowing associated with construction of the new facility. Interest expense of $57,038 for the quarter ended September 30, 1998, was partially offset by $29,800 of interest income.

        In July 1995, the Company purchased a 50% interest in Techmed S.p.A. ("Techmed"), its Italian distributor. Prior to September 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible. In April 1998, the Company sold its interest in Techmed and recognized $13,778 in gains associated with the sale. There was no gain or loss associated with Techmed in the quarter ended September 30, 1998 as compared to the $158,909 loss in the quarter ended September 30, 1997.

     Income before provision for income taxes increased by $414,679, or 106%, to $807,593 in the quarter ended September 30, 1998, from $392,914 in the quarter ended September 30, 1997. The provision for income taxes was $318,461 in the quarter ended September 30, 1998, compared to $149,308 in the quarter ended September 30, 1997.

     As a result, the Company realized net income of $489,132 in the quarter ended September 30, 1998, compared to $243,606 in the quarter ended September 30, 1997, a 101% increase. As a percentage of sales, net income increased to 9% in the quarter ended September 30, 1998 from 6% in the quarter ended September 30, 1997. The increase in net income as a percentage of sales was primarily due to the absence of a subsidiary loss in the quarter ended September 30, 1998, as compared to the $158,909 loss in the quarter ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales increased by $4,685,625, or 37%, to $17,262,101 in the nine months ended September 30, 1998, from $12,576,476 in the nine months ended September 30, 1997. Sales of knee implant products increased by 49% on a unit basis and by 46% on a dollar basis from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. Sales of hip implant products decreased by 1% on a unit basis but increased by 3% on a dollar basis from the nine months ended September 30, 1997, to the nine months ended September 30, 1998. The increase in hip sales on a dollar basis was primarily the result of an increase in AuRA/registered trademark/ revision hip system sales. AuRA/registered trademark/ revision component sales increased to $216,225 in the nine months ended September 30, 1998, from $68,225 in the nine months ended September 30, 1997. International sales increased 90% to $3,466,747 in the nine months ended September 30, 1998, from $1,827,193 in the nine months ended September 30, 1997. As a percentage of sales, international sales increased to 20% in the nine months ended September 30, 1998, as compared to 15% in the nine months ended September 30, 1997.

     Gross profit increased by $2,698,762, or 32%, to $11,173,008 in the nine months ended September 30, 1998, from $8,474,246 in the nine months ended September 30, 1997. As a percentage of sales, gross profit decreased to 65% in the nine months ended September 30, 1998, from 67% in the nine months ended September 30, 1997. The profit margin decrease was primarily the result of an increased mix of international sales which are at lower average unit selling prices.

     Total operating expenses increased by $1,895,466, or 29%, to $8,534,208 in the nine months ended September 30, 1998, from $6,638,742 in the nine months ended September 30, 1997. Sales and marketing expenses, the largest component of total operating expenses, increased 23% to $4,350,485 in the nine months ended September 30, 1998, from $3,550,248 in the nine months ended September 30, 1997. The increase in sales and marketing expenses is primarily a result of the increase in commissions associated with the increase in sales. Sales and marketing expenses decreased as a percentage of sales to 25% in the nine months ended September 30, 1998, from 28% in the nine months ended September 30, 1997.

     General and administrative expenses increased 20% to $1,455,425 in the nine months ended September 30, 1998, from $1,208,335 in the nine months ended September 30, 1997. As a percentage of sales, general and administrative expenses decreased to 8% in the nine months ended September 30, 1998, from 10% in the nine months ended September 30, 1997. Research and development expenses increased 37% to $979,301 in the nine months ended September 30, 1998, from $716,778 in the nine months ended September 30, 1997. As a percentage of sales, research and development expenses remained flat at 6% for the nine months ended September 30, 1998 and September 30, 1997.

     Depreciation and amortization increased to $859,875 in the nine months ended September 30, 1998, from $563,419 in the nine months ended September 30, 1997. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and depreciation associated with the Company's new facility. During the nine months ended September 30, 1998, $1,084,976 of surgical instruments and $737,501 of machinery and equipment were placed in service.

     Royalty expenses increased 48% to $889,122 during the nine months ended September 30, 1998, from $599,962 in the nine months ended September 30, 1997.

     The Company's income from operations increased 44%, to $2,638,800 in the nine months ended September 30, 1998, from $1,835,504 in the nine months ended September 30, 1997. The increase was primarily attributable to the increase in sales and gross profit, partially offset by the increase in operating expenses.

     The Company realized net interest expense of $35,678 in the nine months ended September 30, 1998, as compared to net interest income of $175,314 in the nine months ended September 30, 1997. Interest expense of $172,087 for the nine months ended September 30, 1998, was partially offset by $136,409 of interest income.

     The Company recognized a $13,778 gain associated with the sale of its interest in Techmed in the nine months ended September 30, 1998, as compared to the $183,909 loss in the nine months ended September 30, 1997.

     Income before provision for income taxes increased 43%, to $2,616,900 in the nine months ended September 30, 1998, from $1,826,909 in the nine months ended September 30, 1997. The provision for income taxes was $1,040,741 in the nine months ended September 30, 1998, compared to $692,269 in the nine months ended September 30, 1997.

     As a result, the Company realized net income of $1,576,159 in the nine months ended September 30, 1998, compared to $1,134,640 in the nine months ended September 30, 1997, a 39% increase. As a percentage of sales, net income remained flat at 9% in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. In order to raise capital, in June 1996, the Company consummated an underwritten initial public offering (the "IPO") of 1,840,000 shares of its common stock, $.01 par value (the "Common Stock"), resulting in net proceeds to the Company of $12,657,910 after deduction of underwriting, legal, accounting and other offering related expenses. At September 30, 1998, the Company had working capital of $16,232,552 compared to $17,869,871 at December 31, 1997. The decrease in working capital is primarily the result of $2,100,096 in costs associated with the construction of, and the purchase of equipment related to, the Company's new headquarters and manufacturing facility in the nine months ended September 30, 1998. As of September 30, 1998, the Company had expended $3,252,031 in costs associated with the construction of the facility. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 1998 decreased to $2,034,865 from $4,176,293 at December 31, 1997.

        The Company is committed to approximately $190,000 in remaining construction costs associated with the completion of the new facility as of September 30, 1998. During July 1998, the Company's line of credit facility with Merrill Lynch Business Financial Services, Inc. was renewed and increased to $6,000,000. The credit facility, which is collateralized by accounts receivable and inventory, expires in June 2000. At September 30, 1998, there was no amount outstanding under the line of credit. The Company believes that funds from operations, the remaining proceeds of the IPO and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

        In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.15% as of September 30, 1998). The proceeds of the credit facility are being used to finance construction of the new facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility.



OPERATING ACTIVITIES

     Operating activities provided net cash of $509,289 in the nine months ended September 30, 1998 as compared to using net cash of $1,184,137 in the nine months ended September 30, 1997. The primary reason for the change was the growth in inventory of $920,549 in the nine months ended September 30, 1998, as compared to the $2,533,005 increase in inventory that occurred in the nine months ended September 30, 1997. Cash required as a result of the increase in trade receivables was $1,320,387, for the nine month period ended September 30, 1998, as compared to $642,185 for the nine month period ended September 30, 1997.

INVESTING ACTIVITIES

        The Company used net cash in investing activities of $2,746,987 in the nine months ended September 30, 1998, primarily due to the investment of $3,852,415 in property and equipment for the Company's new facility and $200,000 in designs associated with the AcuDriver purchase. The Company continues to invest the remaining proceeds of the IPO in short-term investments. As of September 30, 1998, $2,026,218 was invested in daily maturing funds and repurchase agreements.

FINANCING ACTIVITIES

        Financing activities for the nine months ended September 30, 1998 provided net cash of $96,271 as compared to $90,039 in the nine months ended September 30, 1997. The primary reason for the increase in cash provided by financing activities was the Company's financing of annual insurance premiums in a net amount of $87,278 during the nine month period ended September 30, 1998. The Company did not finance insurance premiums during the year ended December 31, 1997.


YEAR 2000

        The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

        The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by March 31, 1999.

        In addition, the Company has communicated with suppliers with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

        The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


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

                                    DIRECT OR INDIRECT PAYMENTS       DIRECT OR INDIRECT PAYMENTS
                                        TO RELATED PARTIES (1)              TO OTHERS
                                    ------------------------------    ---------------------------
        Purchase and installation of
               machinery and equipment            $   -                         $3,873,052
        Repayment of indebtedness                 $   -                         $4,942,268
        Temporary Investments (2)                 $   -                         $  577,999
        Other Purposes (3)                        $   -                         $3,264,591

           1- Includes direct or indirect payments to directors, officers, general partners of the Company, or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.
           2-  Includes daily maturing fund investments of $577,999.
           3-  Includes increase of inventory held for sale of $3,264,591.


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

                                        Exactech, Inc.



Date:   November 11, 1998               By: /s/ TIMOTHY J. SEESE
                                            ---------------------------------
                                        Timothy J. Seese
                                        President and Chief
                                        Operating Officer



Date:   November 11, 1998               By: /s/ JOEL C. PHILLIPS
                                            ---------------------------------
                                        Joel C. Phillips
                                        Chief Financial Officer

                                 EXHIBIT INDEX


       EXHIBIT       DESCRIPTION
       -------       -----------
          11          Statement re: computation of per share earnings

          27          Financial Data Schedule