Form 10-K405
period 1998-12-31
EXACTECH INC
filed 1999-03-23
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 19, 1999, the number of shares of the registrant's Common Stock outstanding was 4,920,979. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 19, 1999 was approximately $26,761,042, based on a closing sale price of $11.00 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS
                                       AND
                              CROSS REFERENCE SHEET

                                                                                PAGE NUMBER
                                                                                -----------
PART I   Item 1.  Business
                       Business Overview                                              3
                       Products                                                       3
                       Marketing and Sales                                            6
                       Manufacturing and Supply                                       7
                       Patents and Proprietary Technology                             7
                       Research and Development                                       9
                       Scientific Advisory Board                                     10
                       Competition                                                   10
                       Product Liability and Insurance                               10
                       Government Regulation                                         11
                       Employees                                                     13
                       Executive Officers of the Registrant                          14
                       Glossary                                                      16
         Item 2.  Properties                                                         18
         Item 3.  Legal Proceedings                                                  18
         Item 4.  Submission of Matters to a Vote of Security Holders                19

PART II  Item 5.  Market for Registrant's Common Equity and Related
                           Stockholder Matters                                       20
         Item 6.  Selected Financial Data                                            21
         Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                 22
         Item 7.A Quantitative and Qualitative Disclosures About Market Risk         28
         Item 8.  Financial Statements and Supplementary Data                        29
         Item 9.  Changes in and Disagreements with Accountants on                   46
                           Accounting and Financial Disclosure

PART III Item 10. Directors and Executive Officers of the Registrant                 46
         Item 11. Executive Compensation                                             46
         Item 12. Security Ownership of Certain Beneficial Owners
                           and Management                                            46
         Item 13. Certain Relationships and Related Transactions                     46

PART IV  Item 14. Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K                                               47

PART I

ITEM 1. BUSINESS

         Certain terms used herein are defined in the Glossary on pages 16 to 18 hereof. Exactech, Inc. (the "Company", or "Exactech") develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Early in the Company's history, revenues were principally derived from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak/registered trademark/, a total primary knee replacement system, which had been in development for three years. The Optetrak/registered trademark/ knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak/registered trademark/ system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak/registered trademark/ system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. The Company has entered into an agreement with the Hospital for Special Surgery which gives the Company a non-exclusive option with respect to future knee systems developed at the Hospital for Special Surgery.

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

ORTHOPAEDIC IMPLANT INDUSTRY

         According to the Orthopedic Network News Volume 9 Number 3, United States sales of orthopaedic implant products were approximately $1.9 billion in 1997, an increase of 5.3% from 1996. During 1997, sales of knee implants were approximately $1.05 billion, an increase of 6.6% from 1996, while sales of hip implants were approximately $833.9 million, an increase of 3.8% from 1996. The publication reports that there were 556,060 hip and knee joint replacements in the United States in 1997 compared to 532,532 in 1996. The Company expects sales of hip and knee joint replacements in foreign markets to grow more rapidly than in the United States.

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

         The Optetrak/registered trademark/ system also includes a total knee revision system with respect to which the Company commenced full scale marketing in 1997. The revision system includes a constrained condylar femoral component and a non-modular femoral component with enhanced stem and block augmentation and can be used with many components of the primary system. The constrained condylar femoral component was designed to provide greater constraint between the system components to compensate for ligaments weakened or lost due to disease or as a result of the original implant. The Company is also designing a unicompartmental knee with respect to which the Company will be required to obtain Food and Drug Administration ("FDA") clearance to market.

         HIP PRODUCTS. The Company began marketing a hip implant system in 1987. Currently, the Company's line of hip implant products includes three total hip implant systems, its AuRA/registered trademark/Cemented Total Hip System, its MCS/registered trademark/ Porous Coated Total Hip System, and the Opteon/registered trademark/ Cemented Stem System. The AuRA/registered trademark/ system also includes revision long stems and calcar replacement stems. Additionally, the Company markets two primary partial hip implant systems, its unipolar and its bipolar implant components.

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

         The Company's AuRA/registered trademark/ Cemented Hip System is intended to provide optimal treatment for patients requiring cemented hip arthroplasty (joint reconstructive surgery) by minimizing failure of the bone cement. The femoral stem utilizes a cross-sectional design to reduce stress on the bone cement used to affix the implant to the patient's remaining bone tissue. The system is also designed to allow for increased range of motion in the patient. It is available in long stem and calcar replacement versions. The AuRA/registered trademark/ is a high demand forged cobalt chromium femoral stem. The Company also provides a moderate demand femoral stem, the Opteon/registered trademark/ forged cobalt chromium femoral stem. The Cemented Total Hip System is a mature product line which the Company phased out during 1998.

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

         During 1996, the Company licensed patent technology for a modular revision hip system. The Company commenced product development of the modular revision hip system during 1997. The Company plans to continue product development and to seek FDA clearance to market the system in 1999. Upon receipt of FDA clearance, the Company plans to commence full scale marketing of the product in 2000.

         OTHER COMPANY PRODUCTS AND SERVICES. The Company has designed and received FDA clearance to market a nonmodular shoulder implant system. In 1997, the Company temporarily halted development plans for a modular version of a shoulder implant system. The Company believes that other opportunities currently provide a more optimal use of the Company's resources.

         The Company has acquired an exclusive license for an improved, and patented, surgical oscillating saw system that significantly reduces vibration, noise, and problems with control in surgery. The Company may develop this product through a separate wholly-owned subsidiary.

         The Company has signed a worldwide distribution agreement with Regeneration Technology Inc., an affiliate of the University of Florida Tissue Bank, for new bone grafting material technology. This material, OpteFORM/trademark/, includes traditional allograft material components, and has the unique property of being fully formable at a temperature of 43/degrees/ to 45/degrees/C which is just above body temperature. The material becomes a resilient solid when its temperature falls to body temperature (37/degrees/C). Exactech distributes OpteFORM/trademark/ as a service through the

Company's current domestic distribution. The Company commenced this service in the fourth quarter of 1998, with full phase-in planned over the course of 1999.

         During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive") Acudriver/trademark/ product line. The Acudriver/trademark/ Automated Osteotome System is an air-driven impact handpiece that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The Acudriver/trademark/ accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

MARKETING AND SALES

         The Company markets its orthopaedic implant products in the United States through 40 independent agencies and two domestic distributors, that act as the Company's sales representatives, and internationally through eight foreign distributors. The customers for the Company's products consist of hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision which orthopaedic implant to use. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sales agencies pursuant to which the agency is granted the exclusive right to market the Company's products in the specified territory and the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agencies do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by two Regional Managers (West and East). The Company has contractual arrangements with its domestic distributors which are similar to its arrangements with its sales agencies, except the Company does not pay the distributors commissions and the distributors purchase inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in 38 states, including Florida, New York, California, Texas, Ohio, Pennsylvania and Illinois.

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

         During the years ended December 31, 1996, 1997 and 1998, approximately 7%, 6% and 7%, respectively, of the Company's sales were derived from a major customer. During the years ended December 31, 1996, 1997 and 1998 one distributor, MBA Del Principado, S.p.A., accounted for approximately 13%, 13% and 14%, respectively, of the Company's sales.

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

         The Company currently offers its products in twelve countries in addition to the United States: Argentina,

Australia, Belgium, Columbia, Greece, Japan, Italy, Luxembourg, Netherlands, Portugal, Spain and Turkey. For the years ended December 31, 1996, 1997 and 1998, foreign sales accounted for $2,124,856, $3,051,151, and $5,007,105 representing approximately 15.4%, 17.3%, and 20.8% respectively, of the Company's sales. For the years ended December 31, 1996, 1997, and 1998, gross profit from foreign sales accounted for $597,944, $1,127,455 and $1,871,577, respectively. The Company intends to continue to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In order to expand its global sales and marketing capabilities, the Company intends to assess the attractiveness of establishing local manufacturing to serve the Italian, Spanish and other EEC markets. The Company intends to continue to expand its international distribution network in 1999.

MANUFACTURING AND SUPPLY

         The Company has historically utilized third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. During 1998, the Company began manufacturing some of its components. The Company consults with its vendors in the early stages of the design process of its products. This strategy of using third-party vendors for some manufacturing and consulting enables the Company to efficiently source product requirements while affording it considerable flexibility. Because the Company is able to obtain competitive prices from a number of suitable suppliers with FDA-approved facilities, the Company believes it is able to offer high quality products at cost-effective prices, even more so with the increase of internal manufacturing in the coming years. In order to control its production costs, the Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors. The Company may in the future establish manufacturing strategic alliances to assure itself of continued low-cost production. For the years ended December 31, 1996, 1997 and 1998, the Company purchased approximately 62%, 72% and 74%, respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the Company to its vendors.

         The Company's internal manufacturing, assembly, packaging and quality control operation are conducted at its principal offices in Gainesville, Florida. Each component received from its vendors is examined by Company personnel prior to assembly or packaging to ensure that it meets the Company's specifications. The Company began limited manufacturing of the components of its products, consisting primarily of final machining of components during 1998. The Company completed a new facility which is used for principal executive offices, research and development laboratories and manufacturing. The Company occupied the new facility in the second quarter of 1998.

PATENTS AND PROPRIETARY TECHNOLOGY; LICENSE AND CONSULTING AGREEMENTS

         The Company holds United States patents covering one of its femoral stem components, its bipolar partial hip implant system, features of its Optetrak/registered trademark/ tibial components, and certain surgical instrumentation, has patent applications pending with respect to certain surgical instrumentation and certain implant components and anticipates that it will apply for additional patents it deems appropriate. In addition, the Company holds licenses from third parties to utilize certain patents, including an exclusive license to an oscillating saw technology and a non-exclusive license (described below) to certain patents, patents pending and technology utilized in the design of the Optetrak/registered trademark/ knee system. As a result of the rapid rate of development of reconstructive products, the Company believes that patents have not been a major factor in the orthopaedic industry to date. However, patents on specific designs and processes can provide a competitive advantage and management believes that patent protection of orthopaedic products will become more important as the industry matures. Although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. See "Legal Proceedings" for information concerning a patent infringement claim against the Company.

         In addition to patents, the Company relies on trade secrets and proprietary know-how and employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements.

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1996, 1997 and 1998, the Company paid royalties aggregating $187,773, $288,759 and $432,242 respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two of the members of its design team in connection with the development of its AuRA/registered trademark/ hip system.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1997 and 1998, the Company paid Dr. Burstein $123,750 and $135,000, respectively, as compensation under the consulting agreement.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak/registered trademark/ knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak/registered trademark/ knee implant system will not infringe the intellectual property rights of third parties. During the years ended December 31, 1996, 1997 and 1998, the Company recognized royalties to the Hospital for Special Surgery of $307,801, $474,357 and $650,548, respectively.

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

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Acumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Acumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Acumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company is obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Acumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. During the years ended December 31, 1996, 1997 and 1998, the Company paid royalties to Accumed of approximately $11,577, $11,906 and $12,764, respectively.

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

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1996, 1997 and 1998, the Company expended $750,256, $937,988 and $1,271,825 respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction of the revision components of the Company's Optetrak/registered trademark/ knee implant system and the AuRA/registered trademark/ Hip System in 1997. The Company's principal research and development efforts currently relate to the production of enhanced revision components included in the Optetrak/registered trademark/ knee implant system, a new primary acetabular component, integration of the AuRA/registered trademark/ and MCS/registered trademark/ hip stem systems to allow easier interchange of surgical instrumentation, and development of the modular hip implant system.

SCIENTIFIC ADVISORY BOARD

         The Company's strategy is to utilize members of its Scientific Advisory Board, consisting of internationally known physicians and biomechanists, in the design process to facilitate the development of high quality products at cost-effective prices. The Scientific Advisory Board assists the Company in identifying new product opportunities, provides evaluation and comments on existing product development and clinical programs, and provides a direct link between the Company and the academic, medical and scientific communities which permits the Company to quickly identify and respond to the demands of orthopaedic surgeons. Members of the Scientific Advisory Board generally meet at least quarterly. In addition, from time to time, the members of the Scientific Advisory Board consult with the Company individually at the request of the Company. The Company has entered into consulting agreements with certain members of the Scientific Advisory Board pursuant to which the Company pays royalties to such members. See "Patents and Proprietary Technology; License and Consulting Agreements." The members of the Scientific Advisory Board in addition to Dr. William Petty and Dr. Gary J. Miller include: Albert H. Burstein, Ph.D., Edmund Chao, Ph.D., Ivan Gradisar, M.D., William Murray, M.D., Raymond Robinson, M.D., and Robert Trousdale, M.D.

COMPETITION

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. The largest competitors in the orthopaedic hip implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Osteonics, Inc., Pfizer Inc. (Howmedica, Inc.), and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 77.1% in 1997. The largest competitors in the orthopaedic knee implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Pfizer Inc. (Howmedica, Inc.), DePuy, Inc. and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 67.3% in 1997.

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

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) pre-market notifications, including: its cemented hip implant system, including femoral stem, acetabular cup and femoral heads; bone screws; porous coated cemented femoral stem and acetabular component; bipolar partial hip implant; Zirconia/registered trademark/ (ceramic) femoral heads; Opteon/registered trademark/ femoral stem for cemented and noncemented use; MCS femoral stem and acetabular component for cemented and noncemented use; AuRA/registered trademark/ femoral stem; and the Optetrak/registered trademark/ knee replacement system.

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

         Further, if the Company wishes to modify a product after clearance, including changes in indications, manufacturing, or other changes, additional clearance may be required. Failure to receive, or delays in receipt of, FDA clearance, including the need for additional clinical trials or data as a prerequisite, could limit the ability of the Company to market its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition, the Company's manufacturing processes are required to comply with GMP regulations. These regulations cover the methods of design, testing, production, control, quality assurance, labeling, packaging, shipping, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and FDA has publicly stated that compliance will be more strictly scrutinized. New regulations which became effective in 1997 offer additional controls which parallel international standards. The Company's facilities and manufacturing processes, as well as that of certain of the Company's third-party suppliers, are subject to periodic inspections by FDA or other agencies. To date, the Company has successfully undergone three such inspections with only minor deficiencies cited at the exit interview and for which appropriate corrective responses were found acceptable to FDA.

         Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusals of FDA to grant future premarket clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Generally, the Company must obtain export certificates from FDA before it can export any product. While the process for issuance of export certificates has been expedited by FDA, and the Company has obtained export certificates under this expedited (and its predecessor) process, there can be no assurance that the issuance of export certificates in the future will not be subject to new restrictions, or that the Company will continue to receive or not be delayed in its receipt of such export certificates. Such future actions could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is required to obtain various licenses and permits from foreign governments and to comply with significant regulations that vary by country in order to market its products in foreign markets. In order to continue marketing its products in Europe after mid-1998, the Company was required to obtain ISO 9001 certification and receive "CE" mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the prerequisites for CE mark certification. The Company received both ISO 9001 and CE mark certification in May 1998.

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

EMPLOYEES

         As of December 31, 1998, the Company employed 57 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME                                       AGE       POSITION
----                                       ---       --------
William Petty, M.D. . . . . . . . . .       56       Chairman of the Board and Chief Executive Officer
Timothy J. Seese. . . . . . . . . . . .     52       President, Chief Operating Officer and Director
Gary J. Miller, Ph.D. . . . . . . .         51       Vice President, Research and Development and Director
David W. Petty. . . . . . . . . . . . .     32       Vice President, Marketing
Marc Olarsch. . . . . . . . . . . . . . .   36       Vice President, Sales
Joel C. Phillips . . . . . . . . . . . . .  31       Chief Financial Officer and Treasurer
Betty Petty . . . . . . . . . . . . . . . . 56       Secretary

         WILLIAM PETTY, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty was a Professor at the University of Florida College of Medicine from 1975 to 1998 and served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has also served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the JOURNAL OF BONE AND JOINT SURGERY, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, TOTAL JOINT REPLACEMENT, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty continues a limited practice in the surgical field of total joint arthroplasty. He devotes most (approximately 90%) of his time to the business affairs of Exactech.

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

         DAVID W. PETTY has been Vice President, Marketing of the Company since April 1993. He has been employed by the Company in successive capacities in the area of Operations and Sales and Marketing for the past ten years, including as Vice President, Operations from April 1991 until April 1993. Mr. Petty received his B.A. from The University of Virginia in 1988. Mr. Petty is the son of Dr. and Ms. Petty.

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

         JOEL C. PHILLIPS has been Chief Financial Officer of the Company since July of 1998. Mr. Phillips has been the Treasurer of the Company since March 1996, prior to which he was Manager, Accounting and Management Information Systems since April 1993. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. He is responsible for the Company's accounting and control functions. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a certified public accountant.

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

GLOSSARY

ACETABULAR COMPONENT-An orthopaedic implant that attaches to the pelvis replacing the diseased or damaged acetabulum in total hip arthroplasty.

ACETABULAR CUP-An orthopaedic implant which replaces the acetabulum in total hip arthroplasty.

ACETABULUM-The hip socket or cup-shaped depression on the external surface of the pelvis, in which the femoral head fits.

ALLOGRAFT-A homograft between allogenic individuals.

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

UNIPOLAR PROSTHESIS-A large hemispherical implant component which is attached to a femoral stem in a partial hip arthroplasty.


ITEM 2.   PROPERTIES

         In June 1998, the Company completed construction of a new 38,000 square foot facility on approximately eight acres of land owned by it in Gainesville, Florida to be used by the Company for principal executive offices, research and development laboratories and manufacturing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On April 3, 1995, Joint Medical Products, Inc. ("Joint Medical") commenced an action (the "Action") against the Company, and many of its competitors, alleging the infringement of a United States patent held by Joint Medical entitled "Ball and Socket Bearing for Artificial Joint" (the "Ball and Socket Patent"). As part of the Action, Joint Medical alleged that the Company's manufacture and sale of certain orthopaedic implants was an infringement of the Ball and Socket Patent. The Company and Joint Medical entered into a Tolling Agreement, effective as of April 3, 1995, pursuant to which the parties agreed that the Action would be dismissed without prejudice as to the Company. The Tolling Agreement further provided that neither the Company nor Joint Medical would commence any further action regarding the Company's alleged infringement of the Ball and Socket Patent until the rendering of a decision by the Board of Patent Appeals and Interferences regarding such alleged patent infringement. In accordance with the Tolling Agreement, the Action was dismissed as against the Company, among others, as of July 28, 1995. During 1996, the Board of Patent Appeals and Interferences ruled in Joint Medical's favor and allowed the filing of claims to continue. On January 28, 1997, Joint Medical filed a complaint in the U.S. District Court for the District of Connecticut against the Company seeking injunctive relief and unspecified monetary damages. The Company believes, based upon a reasoned opinion of patent counsel, Fish and Richardson P.C., that Joint Medical's claims are without merit and that its orthopaedic implants do not infringe upon the Ball and Socket Patent. In December 1997, the complaint was dismissed without prejudice. The product line claimed to be in violation of the patent is the MCS/registered trademark/ Porous Acetabular Shell which represented approximately 7%, 6% and 7% of the Company's revenues for the years ended December 31, 1996, 1997 and 1998, respectively. A finding that such product line infringes upon the Ball and Socket Patent could materially and adversely affect the Company's business operations, as well as expose the Company to significant monetary damages.

         On August 21, 1997, a competitor of the Company filed a complaint in the United States District Court in New Jersey alleging that the Company induced several of the competitor's sales agents to breach their employment agreements when the Company contracted with these agents to sell the Company's products. The plaintiff was seeking an unspecified monetary award and punitive damages in the amount to be determined at trial. The plaintiff also sought to enjoin the Company from soliciting plaintiff's employees, interfering with their customer relationships and selling products to their former customers. At a hearing in the Superior Court of New Jersey on October 8, 1997, the judge denied the plaintiff's request for injuctive relief. On December 23, 1998, the Company settled the lawsuit by agreeing to pay the competitor an unspecified sum for the release of all claims raised in the lawsuit.

         In December 1997, a competitor of the Company filed a complaint against one of the competitor's former sales agents in the United States District Court in Oregon. The competitor petitioned the court to include the Company in the complaint alleging liability for actions of the sales agent and interference by the Company with a contract between the competitor and the sales agent. The court refused to allow the Company to be included in the complaint, but affirmed that the competitor could name the Company in a separate complaint. Without admitting any wrongdoing, the Company and the agent settled the dispute through mediation in February 1998, and obtained a release of all claims. As part of the settlement, the Company agreed to pay $20,000 to the agent for legal expenses and an additional $55,000 in enhanced sales commissions to the agent over an indeterminate period of time if the commissions are earned. The Company also agreed not to hire as a new sales agent any of the competitor's exclusive distributors or sales representatives whose territory is west of the Mississippi River in the continental United States for a period of four months.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "EXAC" since May 30, 1996, the date of the initial public offering (IPO). The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National
Market:

                                                     High              Low
                                                 ------------     -------------
1996
-----------------------------------------
Second Quarter (beginning May 30, 1996)         $      11.00    $        8.00
Third Quarter                                           8.13             5.00
Fourth Quarter                                         12.25             7.00

1997
-----------------------------------------
First Quarter                                   $      10.00    $        6.50
Second Quarter                                          7.75             6.00
Third Quarter                                           7.00             5.56
Fourth Quarter                                          6.88             3.88

1998
-----------------------------------------
First Quarter                                   $       7.13    $        5.13
Second Quarter                                          8.25             6.75
Third Quarter                                           8.19             5.88
Fourth Quarter                                         13.00             5.88

1999
-----------------------------------------
First Quarter (through February 19, 1999)       $      13.50    $       10.00


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

         As of February 19, 1999, the Company had approximately 226 stockholders of record. There are in excess of 2,500 beneficial owners of the Company's Common Stock.

         After deducting expenses of $2,062,090 of the IPO, the Company received $12,657,910 in net proceeds from the IPO. Set forth below is information concerning the actual use of such proceeds.


                                                     Direct or Indirect payments        Direct or indirect payments
                                                       to related parties (1)                   to others
                                                     --------------------------         ---------------------------
Purchase and installation of machinery
         and equipment                                        $   -                              $4,251,366
Repayment of indebtedness                                     $   -                              $4,942,268
Other Purposes (2)                                            $   -                              $3,464,276


     1 - Includes direct or indirect payments to directors, officers, general partners of the Company, or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.
     2 - Includes increase of inventory held for sale of $3,464,276.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             1994          1995          1996          1997          1998
                                             ----          ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Net sales                                   $5,355,804   $9,118,075    $13,839,976   $17,648,060   $24,024,356
Cost of goods sold                           1,586,633    2,995,955      4,683,875     5,895,302     8,590,391
Gross profit                                 3,769,171    6,122,120      9,156,101    11,752,758    15,433,965
Operating expenses:
     Sales and marketing                     1,500,514    2,326,286      3,525,834     4,911,906     5,968,611
     General and administrative                750,669    1,033,319      1,346,304     1,677,878     2,184,564
     Research and development                  597,812      722,118        750,256       937,988     1,271,825
     Royalties                                  14,767      210,127        571,807       855,415     1,215,956
     Depreciation and amortization             224,624      350,612        509,236       813,200     1,202,000
Total operating expenses                     3,088,386    4,642,462      6,703,437     9,196,387    11,842,956
Income from operations                         680,785    1,479,658      2,452,664     2,556,371     3,591,009
Other income (expense):
     Interest income
        (expense), net                        (158,288)    (273,110)        12,336       200,720       (70,686)
     Income from sub-license
        agreement, net                               -      170,534        100,000             -             -
     Equity in net gain (loss) of
        subsidiary                                   -      (22,361)       (59,486)     (183,909)       13,778
Income before provision for
     income taxes                              522,497    1,354,721      2,505,514     2,573,182     3,534,101
Provision for income taxes                     176,369      527,793        950,906       997,188     1,406,671
Net income                                     346,128      826,928      1,554,608     1,575,994     2,127,430
Preferred stock dividends                       19,298       22,798         10,154             -             -
Net income available to
     common shareholders                       326,830      804,130      1,544,454     1,575,994     2,127,430
Basic earnings per common share *                $0.11        $0.27          $0.38         $0.32         $0.43
Diluted earnings per common share *              $0.11        $0.27          $0.37         $0.32         $0.43

                                                                      AS OF DECEMBER 31,
                                             ----------------------------------------------------------------------
BALANCE SHEET DATA:                              1994          1995          1996          1997          1998
                                                 ----          ----          ----          ----          ----
Total current assets                            $4,781,430   $8,411,133    $17,358,859   $16,867,260   $18,055,329
Total assets                                     6,296,745   10,620,750     21,107,072    27,154,836    29,238,120
Total current liabilities                        1,896,488    4,476,374      2,182,278     2,464,461     2,187,582
Total long-term debt, net of current portion       684,903    1,002,309         18,144     3,912,835     3,906,802
Total liabilities                                3,210,993    6,452,479      2,527,297     6,811,244     6,754,643
Total preferred stock                              241,220      291,220              -             -             -
Total common shareholders' equity                2,844,532    3,877,051     18,579,775    20,343,592    22,483,477

     * Earnings per share for years prior to 1997 have been restated in accordance with Statement of Financial Accounting Standards No.128 "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

         Exactech, Inc. was founded by an orthopaedic surgeon in November 1985 to develop, manufacture, market and sell orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. Exactech's high quality devices respond to the cost-conscious demands of the hospital and surgical community in replacing joints which have deteriorated as a result of injury or diseases, such as arthritis.

         Early in our history, the Company's revenues were principally derived from sales of its primary hip replacement systems. Currently, the principal products in Exactech's line of hip implant devices consist of three primary total hip implant systems, the Opteon/registered trademark/ Cemented Hip System, the MCS/registered trademark/ Porous Coated Total Hip System, and the AuRA/registered trademark/ System, and several partial hip implant systems, the AuRA/registered trademark/ Revision hip implant, the unipolar implant, and the bipolar implant.

         Exactech scaled up marketing and sales of the AuRA/registered trademark/ Hip System in 1997. AuRA/registered trademark/ is a comprehensive system that provides solutions for a broad range of patient problems. It is specifically designed to support the needs of a maturing generation of more active patients. The AuRA/registered trademark/ Hip System is comprised of a new primary total hip replacement system as well as revision components which include calcar replacement and long stems. It can also be used for fracture and tumor applications. All AuRA/registered trademark/ components have a common proximal geometry which affords the surgeon reproducibility of results regardless of which stem is selected. AuRA/registered trademark/ components can be implanted using a single set of surgical instruments which makes the system more cost effective.

         During 1995, the Company introduced Optetrak/registered trademark/, a total primary knee replacement system, which had been in development for three years. The Optetrak/registered trademark/ knee system was conceived by Exactech in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak/registered trademark/ system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak/registered trademark/ system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors.

         OpteFORM/trademark/, a newly developed biologic material for grafting and repairing bone defects, supplied by Regeneration Technologies, Inc., was introduced in 1998. OpteFORM/trademark/ is expected to become increasingly important in Exactech's product line as production increases.

         During June 1998, the Company began offering the Acudriver/trademark/ Automated Osteotome System, which is an air-driven impact handpiece that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The Acudriver/trademark/ accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

         To market our orthopaedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors, that act as the Company's sales representatives. Internationally, the Company's products are marketed through distributors.

         Exactech, its directors, officers, employees, and Scientific Advisory Board are committed to the continuing process of product design and development to meet the exacting demands of orthopaedic surgeons and their patients.

         The following table sets forth for the periods indicated information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                                     SALES SUMMARY BY PRODUCT LINE ($'000'S)

                                                                                        YEAR ENDED
                                     ----------------------------------------------------------------------------
                                              DECEMBER 31, 1996                      DECEMBER 31, 1997
                                        UNITS         $           %            UNITS         $             %
                                        -----         -           -            -----         -             -
Hip Products
      Cemented                             5,370       2,339        16.9%         5,117       2,288        13.0%
      Porous Coated                        5,354       1,932        14.0%         4,589       1,735         9.8%
      Bipolar Prosthesis                     835         459         3.3%           890         417         2.4%
      Revision                                 4           9         0.1%            54         126         0.7%
                                     -------------------------------------  -------------------------------------
Total Hip Products                        11,563       4,739        34.3%        10,650       4,566        25.9%

KNEE PRODUCTS
      Cemented Cruciate Sparing            9,174       4,515        32.6%        12,550       5,652        32.0%
      Cemented Posterior Stabilized        3,536       1,969        14.2%         7,045       4,411        25.0%
      Porous Coated                        1,315       1,775        12.8%         1,428       1,502         8.5%
      Revision                                                                    2,313         847         4.8%
                                     -------------------------------------  -------------------------------------
Total Knee Products                       14,025       8,259        59.6%        23,336      12,412        70.3%

Instrument Sales and Rental                              773         5.6%                       602         3.4%
Tissue Services
Acudriver
Miscellaneous                                             69         0.5%                        68         0.4%
                                                 =========================              =========================
TOTAL                                                 13,840       100.0%                    17,648       100.0%
                                                 =========================              =========================



                                     ------------------------------------
                                             DECEMBER 31, 1998
                                         UNITS         $            %
                                         -----         -            -
Hip Products
      Cemented                            5,154        2,385        9.9%
      Porous Coated                       5,239        1,747        7.3%
      Bipolar Prosthesis                  1,037          475        2.0%
      Revision                              133          297        1.2%
                                     ------------------------------------
Total Hip Products                       11,563        4,904       20.4%

KNEE PRODUCTS
      Cemented Cruciate Sparing          15,802        6,711       27.9%
      Cemented Posterior Stabilized      10,023        6,428       26.8%
      Porous Coated                       1,642        1,694        7.0%
      Revision                            4,689        2,451       10.2%
                                     ------------------------------------
Total Knee Products                      32,156       17,284       71.9%

Instrument Sales and Rental                              953        4.0%
Tissue Services                                          608        2.5%
Acudriver                                                160        0.7%
Miscellaneous                                            115        0.5%
                                                =========================
TOTAL                                                 24,024      100.0%
                                                =========================



SALES AND EARNINGS

         Net sales increased by $6,376,296, or 36%, to $24,024,356 in the year ended December 31, 1998, from $17,648,060 in the year ended December 31, 1997. Net sales for the year ended December 31, 1997 increased $3,808,084, or 28%, from $13,839,976 in the year ended December 31, 1996. Domestic sales increased 30%, to $19,017,251 in the year ended December 31, 1998, from $14,596,909 in the year ended December 31, 1997. During the year ended December 31, 1997, domestic sales increased 25%, from $11,715,120 in the year ended December 31, 1996. International sales increased 64%, to $5,007,105 in the year ended December 31, 1998, from $3,051,151 in the year ended December 31, 1997. For the year ended December 31, 1997, international sales increased 44%, from $2,124,856 in the year ended December 31, 1996. As a percentage of sales, international sales increased to 21% for the year ended December 31, 1998 from 17% for the year ended December 31, 1997 and 15% for the year ended December 31, 1996. The increase in net sales, in both 1998 and 1997, resulted primarily from increased unit volume of the Company's knee implant products. Sales of knee implant products for the year ended December 31, 1998, increased by 38%, on a unit basis and by 39% on a dollar basis when compared to the year ended December 31, 1997, which had increased by 66% on a unit basis and by 50% on a dollar basis from the year ended December 31, 1996. These increases represented a continued expansion of the Company's sales and marketing distribution network. Sales of hip implant products for the year ended December 31, 1998 increased by 9% on a unit basis and by 7% on a dollar basis when compared to the year ended December 31, 1997. The increase in hip sales is primarily due to increased market acceptance of the AuRA/registered trademark/ primary and revision cemented hip system. During 1997, hip implant sales had decreased by 8% on a unit basis and by 4% on a dollar basis from the year ended December 31, 1996. Hip and knee instrument sales and rentals increased 58% to $952,909 in the year ended December 31, 1998 from $602,082 in the year ended December 31, 1997, compared to a 22% decrease from $772,554 in the year ended December 31, 1996 as international knee instrument sales decreased.

         Gross profit increased by $3,681,208, or 31%, to $15,433,965 in the year ended December 31, 1998, from $11,752,758 in the year ended December 31, 1997, as compared to a 28% increase in 1997 of $2,596,657, from $9,156,101 in the year ended December 31, 1996. As a percentage of sales, gross profit decreased to 64% in the year ended December 31, 1998 compared to 67% in the year ended December 31, 1997 and 66% in the year ended

December 31, 1996. The decrease in the year ended December 31, 1998 was primarily due to the increase in international sales, as a percentage of total sales, which are at lower margins. The increase in the year ended December 31, 1997, was primarily the result of a reduction in the unit costs of the Company's knee products as production volumes increased.

         Total operating expenses increased by $2,646,570, or 29%, to $11,842,956 in the year ended December 31, 1998, after an increase of $2,492,950, or 37%, to $9,196,387 in the year ended December 31, 1997, from
$6,703,437 in the year ended December 31, 1996. Operating expenses decreased as a percentage of sales for the year ended December 31, 1998, to 49%, from 52% for the year ended December 31, 1997. Operating expenses increased as a percentage of sales in the year ended December 31, 1997, to 52% from 48% in the year ended December 31, 1996. Sales and marketing expenses increased by $1,056,705, or 22%, to $5,968,611 in the year ended December 31, 1998, from $4,911,906 in the year ended December 31, 1997, as compared to an increase of 39% from 1996 to 1997. As a percentage of sales, sales and marketing expenses in 1998 decreased to 25% as compared to 28% in 1997, which represented an increase from 25% in 1996. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. During 1998, sales and marketing expenses decreased, as a percentage of sales, in large part due to the increased percentage of international sales, with their lower commission structure.

         General and administrative expenses increased by $506,686, or 30%, to $2,184,564, in the year ended December 31, 1998, from $1,677,878 in the year ended December 31, 1997, as compared to a 25% increase during 1997 from $1,346,304 in 1996. For the year ended December 31, 1998, as a percentage of sales, general and administrative expenses decreased slightly to 9% after remaining relatively constant at 10% during 1996 and 1997. Total general and administrative expenses increased on a dollar basis during 1998 as compared to 1997 primarily as a result of additional costs associated with litigation that was settled during December 1998.

         Research and development expenses increased by $333,837, or 36%, to $1,271,825 in the year ended December 31, 1998, from $937,988 in the year ended December 31, 1997, as compared to an increase of 25% during 1997 from 1996, as product development expenses for an integrated primary hip and modular hip systems increased. As a percentage of sales, research and development expenses remained relatively constant at 5% in the years ended December 31, 1996, 1997 and 1998.

         Depreciation and amortization expenses increased 48% to $1,202,000 in the year ended December 31, 1998, from $813,200 in the year ended December 31, 1997, and $509,236 in the year ended December 31, 1996. Depreciation and amortization expenses increased in 1998 primarily due to the completion of the Company's new facility and the installation of furniture, fixtures, and equipment associated with the facility. During 1998, $4,199,634 of facility, furniture, fixtures, equipment, and instruments were placed in service.

         Royalty expenses increased by $360,541, or 42%, to $1,215,956 in the year ended December 31, 1998, from $855,415 in the year ended December 31, 1997 as compared to a 50% increase in 1997 from $571,807 in 1996. The increase in royalty expenses was primarily the result of growth in sales of knee implant products which incur a higher royalty rate. During 1998, the Company recognized royalty expenses of $650,548 as compared to $474,357 in 1997 and $307,801 in 1996 in connection with the license agreement with the Hospital for Special Surgery and $565,408 compared to $381,058 in 1997 and $187,773 in 1996 in connection with other consulting and license agreements. As a percentage of sales, royalty expenses were flat at 5% for the years ended December 31, 1998 and 1997, and 4% in the year ended December 31, 1996.

         The Company's income from operations increased by $1,034,638, or 41%, to $3,591,009 in the year ended December 31, 1998, from $2,556,371 in the year ended December 31, 1997, which represented an increase of $103,707, or 4%, from $2,452,664 in the year ended December 31, 1996. For the year ended December 31, 1998, the increase was principally due to an increase in sales combined with a reduction in operating expenses, as a percentage of sales, partially offset by an increase in cost of sales.

         The Company recognized net interest expense of $70,686 in the year ended December 31, 1998 as compared to net interest income of $200,720 in the year ended December 31, 1997. The recognition of expense as compared to income was the result of a reduction of short-term investments while there was increased borrowing associated with construction of the new facility. Interest expense of $233,099 for the year ended December 31,

1998 was partially offset by $162,413 of interest income. Previously, the COMPANY recognized net interest income of $200,720 in the year ended
December 31, 1997, as compared to $12,336 in the year ended December 31, 1996. Interest income of $275,112 for the year ended December 31, 1997, was offset by $74,392 of interest expense as the proceeds of the Company's IPO consummated in June 1996 were invested in short-term commercial paper and government backed securities. The outstanding principal balance of the Company's debt averaged approximately $3,914,156, $510,325 and $1,427,000 during 1998, 1997 and 1996, respectively. The average outstanding balance increased in 1998 because approximately $3,900,000 was outstanding on the industrial revenue bond (IRB) loan for the full year, whereas $3,900,000 was outstanding for only a month and a half in 1997. The weighted average interest rate on such debt was 4.37%, 4.32% and 8.56% for 1998, 1997 and 1996, respectively.

         In July 1995, the Company purchased a 50% interest in Techmed S.p.A., its Italian distributor. Prior to September 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary and reserved for trade receivables deemed uncollectible. In April 1998, the Company sold its interest in Techmed S.p.A.
As a result, the Company recognized $13,778 in gain associated with the sale.

         Income before provision for income taxes increased by $960,919, or 37%, to $3,534,101 in the year ended December 31, 1998, from $2,573,182 in the year ended December 31, 1997, as compared to an increase in 1997 of $67,668, or 3%, from $2,505,514 in the year ended December 31, 1996. The provision for income taxes increased 41% to $1,406,671 in the year ended December 31, 1998, from $997,188 in the year ended December 31, 1997, and $950,906 in the year ended December 31, 1996. The Company realized net income of $2,127,430 in the year ended December 31, 1998, a 35% increase, as compared to $1,575,994 in the year ended December 31, 1997. Net income for the year ended December 31, 1997 increased 2% from $1,544,454 in the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 1998, the Company had working capital of $15,867,747 as compared to $14,402,799 at December 31, 1997, and $15,176,581 at December 31, 1996. As a
result of operating, investing and financing activities, cash and cash equivalents at December 31, 1998 decreased $46,569 to $662,652. For the year ended December 31, 1997, cash and cash equivalents decreased to $709,221 from $3,992,442 at December 31, 1996. The decrease in working capital was primarily the result of costs associated with completing, furnishing, and equipping the new facility. During 1998, the Company expended $2,044,045 in costs on the completion of the new facility. The Company is committed to approximately $27,000 in remaining construction costs associated with the completion of the new facility as of December 31, 1998. During July 1998, the Company's line of credit facility with Merrill Lynch Business Financial Services, Inc. was renewed and increased to $6,000,000. The credit facility, which is collateralized by accounts receivable and inventory, expires in June 2000. At December 31, 1998, there was no amount outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $854,614 in the year ended December 31, 1998 and used net cash of $1,625,239 in the year ended December 31, 1997 as compared to providing net cash of $8,951 in the year ended December 31, 1996. Operating activities provided cash due to the increase in net income, which increased to $2,127,430 in the year ended December 31, 1998, from $1,575,994 in the year ended December 31, 1997 and from $1,544,454 in 1996, as well as a smaller increase in total inventories of $834,682 during 1998 as compared to $3,072,123 during 1997 and $1,303,401 in 1996. Cash required as a result of the increase in trade receivables was $1,877,814 during 1998, as compared to $1,298,132 during 1997 and $660,735 in 1996.

FINANCING ACTIVITIES

         For the year ended December 31, 1998, financing activities provided net cash to the Company of $7,561, as compared to $3,892,522 in the year ended December 31, 1997 and $9,017,468 in the year ended December 31, 1996.

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.1% as of December 31, 1998). The proceeds of the credit facility were used to finance construction of the new facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility.

         Net cash provided by financing activities for the year ended December 31, 1997 reflects the proceeds from the $3,900,000 industrial revenue bond financing with the City. In 1997, the Company also paid $118,935 of debt issuance costs associated with the industrial revenue bond financing which will be recognized as expense over the term of the loan. Cash provided by financing activities for the year ended December 31, 1996 reflects the net proceeds of $12,657,910 from the Company's IPO consummated in June 1996.

INVESTING ACTIVITIES

         The Company invested the remaining proceeds of the industrial revenue bond financing and the IPO in daily maturing investments as of December 31, 1998. At December 31, 1997, $3,467,072 was invested in commercial paper and discount notes yielding approximately 5%. During 1998, these investments were liquidated to provide funds for the construction of the Company's new facility. As of December 31, 1998, $284,794 was invested in Merrill Lynch's Treasury Fund and Institutional Fund comprised of commercial paper and government backed securities yielding a return of approximately 4.5%, as compared to $1,763,996 at December 31, 1997. During the year ended December 31, 1998, net cash used in investing activities decreased to $908,744 as compared to $5,550,504 during the year ended December 31, 1997, which was an increase from $5,235,956 in the year ended December 31, 1996. The decrease in 1998 was primarily due to the change in unexpended IRB proceeds that were utilized to purchase property and equipment, including the Company's new facility, manufacturing equipment, product licenses and instrumentation.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by June 30, 1999.

         In addition, the Company has communicated with suppliers with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company received acceptable responses from these suppliers as to their readiness; however, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 of Notes to Financial Statements for information concerning recent accounting pronouncements.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

      The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins, the adequacy of the Company's year 2000 compliance program, and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates. For its cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

      The following table provides information about the Company's financial instruments that are sensitive to changes in interests rates.



                                       1999            2000          2001         2002        Thereafter          Total
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS

Overnight repurchase account
     at variable interest rate       $ 1,141,000                                                                 1,141,000
Weighted average interest rate              4.6%

Unexpended IRB proceeds
     at variable interest rate       $   856,992                                                                   856,992
Weighted average interest rate              5.6%

Short-term money funds
     at variable interest rate       $   284,794                                                                   284,794
Weighted average interest rate              5.3%

LIABILITIES

Line of credit at variable                      -           -           -            -           -                       -
     interest rate
Weighted average interest rate               7.9%

Industrial Revenue Bond at
     variable interest rate          $   3,900,000                                                                 3,900,000
Weighted average interest rate                4.1%

Long-term capital lease at           $       6,033        6,802                                                       12,835
     fixed interest rate
Weighted average interest rate               12.8%        12.8%
----------------------------------------------------------------------------------------------------------------------------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS
                                                                                                          PAGE
                                                                                                          -----

         Independent Auditors' Report                                                                       30

         Balance Sheets as of December 31, 1997 and 1998                                                    31

         Statements of Income for the Years Ended December 31, 1996, 1997 and 1998                          32

         Statement of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1996, 1997 and 1998                                                          33

         Statements of Cash Flows for the Years Ended                                                       34
                  December 31, 1996, 1997 and 1998

         Notes to Financial Statements for the Years Ended                                                  35
                  December 31, 1996, 1997 and 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the "Company") as of December 31, 1997 and 1998, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Exactech, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

February 12, 1999


EXACTECH, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             1997                   1998
                                                                              ----------------      -----------------
     CURRENT ASSETS:
        Cash and cash equivalents                                           $         709,221     $          662,652
        Short-term investments                                                      1,335,740                      -
        Trade receivables (net of allowance of $161,046 and $153,958)               3,760,996              5,638,810
        Refundable income taxes                                                       259,778                 47,681
        Prepaid expenses and other assets, net                                        103,646                173,625
        Inventories                                                                10,697,879             11,532,561
                                                                              ----------------      -----------------
           Total current assets                                                    16,867,260             18,055,329

     PROPERTY AND EQUIPMENT:
        Land                                                                          263,301                263,301
        Machinery and equipment                                                     1,636,587              2,604,021
        Surgical instruments                                                        4,568,489              5,546,524
        Furniture and fixtures                                                        123,014                333,134
        Facilities                                                                  1,371,545              3,415,590
                                                                              ----------------      -----------------
           Total property and equipment                                             7,962,936             12,162,570
        Accumulated depreciation                                                   (1,984,249)            (2,801,971)
                                                                              ----------------      -----------------
           Net property and equipment                                               5,978,687              9,360,599
     OTHER ASSETS:
        Product licenses and designs, net                                             106,494                269,394
        Deferred financing costs, net                                                 136,436                133,614
        Unexpended industrial revenue
           bond proceeds                                                            3,467,072                856,992
        Advances and deposits                                                         175,752                151,758
        Patents and trademarks, net                                                   423,135                410,434
                                                                              ----------------      -----------------
           Total other assets                                                       4,308,889              1,822,192
                                                                              ================      =================
TOTAL ASSETS                                                                $      27,154,836     $       29,238,120
                                                                              ================      =================
LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                    $       1,611,775     $        1,336,146
        Current portion of long-term debt and capital lease obligations                 4,894                  6,033
        Commissions payable                                                           473,028                340,248
        Royalties payable                                                             258,959                342,941
        Other liabilities                                                             115,805                162,214
                                                                              ----------------      -----------------
           Total current liabilities                                                2,464,461              2,187,582
     DEFERRED INCOME TAXES                                                            433,948                660,259
     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
        NET OF CURRENT PORTION                                                      3,912,835              3,906,802
                                                                              ----------------      -----------------
           Total liabilities                                                        6,811,244              6,754,643
     COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)
     SHAREHOLDERS' EQUITY:
        Common stock, $.01 par value; 15,000,000 shares authorized,                    49,047                 49,072
           4,904,663 and 4,907,163 shares issued and outstanding
        Additional paid-in capital                                                 15,002,968             15,015,398
        Retained earnings                                                           5,291,577              7,419,007
                                                                              ----------------      -----------------
           Total shareholders' equity                                              20,343,592             22,483,477
                                                                              ----------------      -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $      27,154,836     $       29,238,120
                                                                              ================      =================

     SEE NOTES TO FINANCIAL STATEMENTS


EXACTECH, INC.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
-----------------------------------------------------------------------------------------------------------------------
                                                               1996                   1997                  1998
                                                         -----------------      -----------------     -----------------
NET SALES                                              $       13,839,976     $       17,648,060    $       24,024,356
COST OF GOODS SOLD                                              4,683,875              5,895,302             8,590,391
                                                         -----------------      -----------------     -----------------
             Gross profit                                       9,156,101             11,752,758            15,433,965
OPERATING EXPENSES:
      Sales and marketing                                       3,525,834              4,911,906             5,968,611
      General and administrative                                1,346,304              1,677,878             2,184,564
      Research and development                                    750,256                937,988             1,271,825
      Depreciation and amortization                               509,236                813,200             1,202,000
      Royalties                                                   571,807                855,415             1,215,956
                                                         -----------------      -----------------     -----------------
             Total operating expenses                           6,703,437              9,196,387            11,842,956
                                                         -----------------      -----------------     -----------------
INCOME FROM OPERATIONS                                          2,452,664              2,556,371             3,591,009
OTHER INCOME (EXPENSE):
      Interest income (expense)                                    12,336                200,720               (70,686)
      Income from sub-license agreement, net                      100,000                      -                     -
      Equity in net gain (loss) of subsidiary                     (59,486)              (183,909)               13,778
                                                         -----------------      -----------------     -----------------
INCOME BEFORE PROVISION FOR
      INCOME TAXES                                              2,505,514              2,573,182             3,534,101
PROVISION FOR INCOME TAXES
      Current                                                     837,831                890,115             1,180,360
      Deferred                                                    113,075                107,073               226,311
                                                         -----------------      -----------------     -----------------
                                                                  950,906                997,188             1,406,671
                                                         -----------------      -----------------     -----------------
NET INCOME                                                      1,554,608              1,575,994             2,127,430
PREFERRED STOCK DIVIDENDS                                          10,154                      -                     -
                                                         -----------------      -----------------     -----------------
NET INCOME AVAILABLE TO
      COMMON SHAREHOLDERS                              $        1,544,454     $        1,575,994    $        2,127,430
                                                         =================      =================     =================
BASIC EARNINGS
      PER COMMON SHARE                                 $             0.38     $             0.32    $             0.43
                                                         =================      =================     =================
DILUTED EARNINGS
      PER COMMON SHARE                                 $             0.37     $             0.32    $             0.43
                                                         =================      =================     =================

SEE NOTES TO FINANCIAL STATEMENTS


EXACTECH, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                               ADDITIONAL                                  TOTAL
                                                  COMMON STOCK                  PAID-IN             RETAINED           SHAREHOLDERS'
                                             SHARES           AMOUNT            CAPITAL             EARNINGS              EQUITY
                                             -----            -----             -------             --------              ------
Balance, December 31, 1995                   2,953,903    $      29,539    $      1,676,383    $      2,171,129     $     3,877,051

     Issuance of common stock                1,840,000           18,400          12,639,510                              12,657,910
     Issuance of common stock on
       conversion of subordinated debt          38,874              388             279,612                                 280,000
     Issuance of common stock on
       conversion of preferred stock            26,907              269             214,991                                 215,260
     Dividends on preferred stock                                                                       (10,154)            (10,154)
     Exercise of stock options                     750                8               4,992                                   5,000
     Exercise of warrants                                                               100                                     100
     Net income                                                                                       1,554,608           1,554,608
                                          -------------     ------------     ---------------     ---------------      --------------

Balance, December 31, 1996                   4,860,434           48,604          14,815,588           3,715,583          18,579,775

     Exercise of stock options                  44,229              443             146,340                                 146,783
     Tax benefit from exercise
       of stock options                                                              41,040                                  41,040
     Net income                                                                                       1,575,994           1,575,994
                                          -------------     ------------     ---------------     ---------------      --------------

Balance, December 31, 1997                   4,904,663           49,047          15,002,968           5,291,577          20,343,592

     Exercise of stock options                   2,500               25               8,187                                   8,212
     Tax benefit from exercise
       of stock options                                                               4,243                                   4,243
     Net income                                                                                       2,127,430           2,127,430
                                          -------------     ------------     ---------------     ---------------      --------------

Balance, December 31, 1998                   4,907,163    $      49,072    $     15,015,398    $      7,419,007     $    22,483,477
                                          =============     ============     ===============     ===============      ==============

SEE NOTES TO FINANCIAL STATEMENTS


EXACTECH, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 1996               1997                1998
                                                                            ----------------   ----------------    ---------------
OPERATING ACTIVITIES:
    Net income                                                            $       1,554,608  $       1,575,994   $      2,127,430
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities :
       Depreciation and amortization                                                509,236            813,200          1,202,000
       Loss on disposal of equipment                                                                    50,530            120,453
       Equity in net loss of subsidiary                                              59,486            183,909
       Deferred income taxes                                                        113,075            107,073            226,311
       Increase in trade receivables                                               (660,735)        (1,298,132)        (1,877,814)
       Increase in inventories                                                   (1,303,401)        (3,072,123)          (834,682)
       Increase in prepaids and other assets                                        (74,483)           (79,152)           (43,163)
       (Decrease) increase in income taxes payable                                 (235,005)          (300,764)           212,097
       (Decrease) increase in accounts payable                                       (9,277)           181,454           (275,629)
       Increase (decrease) in other liabilities                                      55,447            212,772             (2,389)
                                                                            ----------------   ----------------    ---------------
            Net cash provided by (used in) operating activities                       8,951         (1,625,239)           854,614
                                                                            ----------------   ----------------    ---------------
INVESTING ACTIVITIES:
    Purchase of product licenses and designs                                                          (106,494)          (200,000)
    Purchases of property and equipment                                          (1,742,768)        (3,572,840)        (4,624,252)
    Change in unexpended industrial revenue bond proceeds                                           (3,467,072)         2,610,080
    Maturities of short-term investments                                                             3,083,788          1,335,740
    Purchases of short-term investments                                          (3,083,788)        (1,335,740)
    Investment in subsidiary                                                        (92,137)           (83,271)
    Cost of patents and trademarks                                                 (317,263)           (68,875)           (30,312)
                                                                            ----------------   ----------------    ---------------
            Net cash used in investing activities                                (5,235,956)        (5,550,504)          (908,744)
                                                                            ----------------   ----------------    ---------------
FINANCING ACTIVITIES:
    Net repayments under line of credit                                          (1,844,266)
    Proceeds from issuance of debt                                                  284,763          3,900,000
    Principal payments on debt                                                   (1,521,980)           (27,466)
    Repayments of subordinated debentures                                          (480,000)
    Principal payments on capital lease obligations                                  (7,945)            (5,810)            (4,894)
    Proceeds from issuance of common stock                                       14,725,100            144,733             12,455
    Payment of offering costs                                                    (2,052,090)
    Payment of debt issuance costs                                                                    (118,935)
    Preferred dividends paid                                                        (10,154)
    Repayments of preferred stock                                                   (75,960)
                                                                            ----------------   ----------------    ---------------
            Net cash provided by financing activities                             9,017,468          3,892,522              7,561
                                                                            ----------------   ----------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,790,463         (3,283,221)           (46,569)
CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                     201,979          3,992,442            709,221
                                                                            ----------------   ----------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       3,992,442  $         709,221   $        662,252
                                                                            ================   ================    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                           $         238,901  $          75,114   $        249,294
       Income taxes                                                                 779,310          1,190,879            968,264
    Noncash investing and financing activities:
       Relief of compensation accrual on issuance of stock                                              43,090              2,461
       Conversion of subordinated debt to common stock                              280,000
       Conversion of preferred stock to common stock                                215,260
       Financing of insurance premiums                                              296,106

SEE NOTES TO FINANCIAL STATEMENTS

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
--------------------------------------------------------------------------------

1.       ORGANIZATION

         Exactech, Inc. (the "Company") was organized in 1985 to develop and market orthopaedic implant devices. In 1988, the Company began marketing its first product, a total hip replacement system. In 1994, the Company began marketing a knee system. The Company's principal market is the United States; however, international markets represent approximately twenty-one percent of the Company's business.

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

         SHORT TERM INVESTMENTS - The Company invests its excess funds in various high-quality and low-risk investment securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Securities not classified as held to maturity or trading are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. The fair values of the investments are estimated based on quoted market prices. Short-term investments held at December 31, 1997, were classified as held to maturity, and consisted of short-term, government backed securities. The amortized cost of such short-term investments approximates fair value. No such short-term investments were held at December 31, 1998.

         INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company recognizes an inventory reserve based on obsolescence and slow-moving inventory.

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to thirty-nine years. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years. Periodically, management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

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

         INVESTMENT IN SUBSIDIARY - In July 1995, the Company purchased a 50% interest in Techmed, its Italian distributor. Prior to September of 1997, the investment in the subsidiary was accounted for using the equity method with the Company's share of the subsidiary's net earnings
         (loss) included as a separate item in the statement of income. During September 1997, the Company wrote off its investment in the subsidiary. During 1998, a gain of $13,778 was recognized on the final disposition of this investment.

         DEFERRED FINANCING COSTS - Deferred financing costs are stated net of accumulated amortization of $29,217. These costs are amortized to interest expense over the expected life of the underlying debt.

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

         OPTIONS AND STOCK AWARDS - The Company has elected to account for its employee stock compensation plans under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied (Note 11). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

         RECLASSIFICATIONS - Certain items in the prior year financial statements have been reclassified to conform to the 1998 presentation.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

         NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this accounting standard on January 1, 1998, as required.
         Adoption of SFAS No. 130 did not have a material effect on the Company's disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company adopted this accounting standard on January 1, 1998, as required (Note 7).

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.       INCOME TAXES

         The provision for income taxes consists of the following:

              Current:                                              1996                    1997                    1998
                                                              ------------------      -----------------      --------------------
                         Federal                                       $694,796               $685,146                  $949,334
                         State                                          143,035                204,969                   231,026
                                                              ------------------      -----------------      --------------------
                                   Total Current                        837,831                890,115                 1,180,360

              Deferred:
                         Federal                                         98,579                 87,723                   178,248
                         State                                           14,496                 19,350                    48,063
                                                              ------------------      -----------------      --------------------
                                   Total Deferred                       113,075                107,073                   226,311
                                                              ------------------      -----------------      --------------------

                                   Total Provision                     $950,906               $997,188                $1,406,671
                                                              ==================      =================      ====================


         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1996, 1997 and 1998 follows:

                                                                     1996                    1997                    1998
                                                              ------------------      -----------------      --------------------
Statutory Federal rate                                               34.0%                    34.0%                   34.0%
State income taxes (net of Federal
  income tax benefit)                                                 4.0%                     5.0%                    5.0%
Other                                                                                                                  0.8%
                                                              ==================      =================      ====================
                                                                     38.0%                    39.0%                   39.8%
                                                              ==================      =================      ====================


         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                                                            1997                    1998
                                                                                       ------------------      -----------------
Deferred tax liabilities:
        Basis difference in property and equipment                                           $565,679                 $847,287
        Basis difference in patents                                                            68,203                   39,171
        Other                                                                                   7,523
              ------------------------------------------------------------------------------------------------------------------
              Gross deferred tax liabilities                                                  641,405                  886,458
              ------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
        Capital loss carryover                                                                   114,668                114,668
        Accrued liabilities not currently deductible                                              92,789                111,531
                                                                                       ------------------      -----------------
              Gross deferred tax assets                                                          207,457                226,199
                                                                                       ------------------      -----------------

              Net deferred tax liabilities                                                      $433,948               $660,259
                                                                                       =================       =================

         During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,399 which is available to offset future taxable capital gains. The capital loss carryover will expire in 2003.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998(CONTINUED)
-------------------------------------------------------------------------------

4.      DEBT

        LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

                                                                                            1997                    1998
                                                                                    --------------------   ---------------------

Capitalized lease obligation payable in monthly installments                              $ 17,729                $ 12,835
of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $14,550 as of
December 31, 1998

Industrial Revenue Bond note payable in annual                                           3,900,000               3,900,000
principal installments as follows:  $300,000 per year from
2000-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (4.1% as of
December 31, 1998); proceeds used to finance construction
of new facility

                                                                                    --------------------   ---------------------
         Total long-term debt and capital lease obligations                               $3,917,729              $3,912,835
         Less current portion                                                                 (4,894)                 (6,033)
                                                                                    --------------------   ---------------------
                                                                                          $3,912,835              $3,906,802
                                                                                    ====================   =====================

The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of December 31, 1998:

                                                                                          Long-Term            Capital Lease
                                                                                            Debt                Obligations
                                                                                    --------------------   ---------------------
1999   .........................................................................                                  $ 7,333
2000   .........................................................................         $300,000                   7,188
2001   .........................................................................          300,000
2002   .........................................................................          300,000
Thereafter......................................................................        3,000,000
                                                                                  --------------------   ---------------------

         Total..................................................................       $3,900,000                  14,521
                                                                                  ====================

Less interest on capital lease obligations......................................                                   (1,686)
                                                                                                         ---------------------
                                                                                                                 $ 12,835
                                                                                                         =====================

                                       39

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

         INDUSTRIAL REVENUE BOND NOTE PAYABLE

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

         At December 31, 1998, the unexpended portion of the IRB proceeds, $856,992 remained invested in short-term investments and cash equivalents.

         LINE OF CREDIT

         During July 1998, the Company renewed and increased a $6,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. There are no amounts outstanding under this line of credit at December 31, 1998.

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials used in the ongoing production of its products. The agreement requires the purchase of tooling dies in the amount of $159,000 and provides for special purchasing terms for the Company. Some of the Company's officers and directors maintain ownership in Brighton Partners Inc. During 1998, purchases associated with this agreement totaled $116,058.

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1996, 1997 and 1998, the Company paid royalties aggregating $187,773, $288,759 and $436,242, respectively, pursuant to these consulting agreements.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is committed to approximately $27,000 in remaining construction costs associated with the completion of the new facility as of December 31, 1998.

         The Company, in the normal course of business, is subject to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

7.       SEGMENT INFORMATION

         Segment information is reported by the major product lines of the
         Company: knee implants, hip implants, and tissue services. The "other" category is for minor sales categories, such as instrument rental fees and shipping charges. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

         Total assets not identified with a specific segment (in thousands of dollars) are $10,444, $11,932, and $12,557 for the years ended December 31, 1996, 1997, and 1998, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                                           (in thousands)
                                                                   ----------------------------------------------------------------
                                                                                              Tissue
Year ended December 31                                                 Knee          Hip      Services       Other        Total
-----------------------------------------------------------------------------------------------------------------------------------

     1996
Net Sales                                                        $      8,259  $     4,739               $      842   $     13,840
Segment profit (loss) from operations                                     870        1,093                      489          2,452
Total assets, net                                                       6,196        4,427                       40         10,663
Capital expenditures                                                    2,625          151                       11          2,787
Depreciation and amortization                                             270          230                        8            509

     1997
Net Sales                                                        $     12,412  $     4,566  $            $      670   $     17,648
Segment profit (loss) from operations                                   1,274          924          (5)         364          2,556
Total assets, net                                                       9,104        5,893         174           52         15,223
Capital expenditures                                                    3,341        2,177          74           24          5,616
Depreciation and amortization                                             481          318           5            9            813

     1998
Net Sales                                                        $     17,284  $     4,904  $      608   $    1,228   $     24,024
Segment profit (loss) from operations                                   2,089          766         125          611          3,591
Total assets, net                                                      10,755        5,427         149          350         16,681
Capital expenditures                                                    2,251          347         106          306          3,010
Depreciation and amortization                                             746          376          32           48          1,202
-----------------------------------------------------------------------------------------------------------------------------------

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

         MAJOR CUSTOMER AND FOREIGN OPERATIONS

         During the years ended December 31, 1996, 1997, and 1998, approximately 7%, 6% and 7% respectively, of the Company's sales were derived from a major customer. During the years ended December 31, 1996, 1997, and 1998, approximately 13%, 13% and 14%, respectively, of the Company's sales were derived from an international distributor of its products. Revenue and gross profits for the Company's foreign operations for the three years ended December 31, 1998 were as follows:

                                1996                   1997              1998
                                ----                   ----              ----
            Revenues         $2,124,856              $3,051,151       $5,007,105

            Gross profit       $597,944              $1,127,455       $1,871,577


8.       PENSION PLAN

         The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 25% on the first 3% of salary deferral by employees. The Company's total contribution to this plan during 1998 was $12,896.

9.       LICENSE AND SUBLICENSE AGREEMENTS

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

10.      ASSET PURCHASES

         During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive")
         AcuDriver/trademark/ product line for $375,000. The assets included inventory, tooling, fixtures, designs, trademark and future patent rights.

11.      COMMON STOCKHOLDERS' EQUITY

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

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

EARNINGS PER SHARE:
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                                     1996                                            1997
                                     INCOME         SHARES                            INCOME         SHARES
                                     (NUMER-        (DENOM-          PER              (NUMER-        (DENOM-          PER
                                      ATOR)         INATOR)         SHARE              ATOR)         INATOR)         SHARE
                                ---------------------------------------------    -----------------------------------------
Net income                             $1,554,608                                    $1,575,994
     Less:  Preferred Stock               (10,154)                                            -
     dividends                  ------------------                             -----------------

BASIC EPS:
Net income available to
common shareholders                    $1,544,454   4,050,887      $0.38             $1,575,994      4,878,795      $0.32
                                                                ===========                                      ===========

Effect of dilutive
     securities:
        Stock options                                  81,054                                           40,637
        Warrants                                        6,305                                            4,319

DILUTED EPS:
Net income available to
common shareholders
plus assumed conversions               $1,544,454   4,138,246      $0.37             $1,575,994      4,923,751      $0.32
                                                                ===========                                      ===========

                                                      1998
                                    INCOME           SHARES
                                    (NUMER-          (DENOM-           PER
                                     ATOR)           INATOR)          SHARE
                                -----------------------------------------------
Net income                         $2,127,430
     Less:  Preferred Stock                 -
     dividends                   -------------

BASIC EPS:
Net income available to
common shareholders                $2,127,430        4,905,656       $0.43
                                                                 ============

Effect of dilutive
     securities:
        Stock options                                   42,634
        Warrants                                         5,206

DILUTED EPS:
Net income available to
common shareholders
plus assumed conversions           $2,127,430        4,953,496       $0.43
                                                                ===========

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

For the year ended December 31, 1998, options to purchase 376,700 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998(CONTINUED)
--------------------------------------------------------------------------------

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

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1996, 1997 and 1998 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a diluted basis would have been adjusted to the pro forma amounts indicated below:

                                                                      1996                    1997                1998
                                                               ------------------    ------------------   ------------------
         Net earnings                   As reported            $         1,544,454   $         1,575,994  $         2,127,430
                                        Pro forma                        1,260,323             1,164,702            1,700,406

         Earnings per share             As reported            $              0.37   $              0.32  $              0.43
                                        Pro forma                             0.30                  0.24                 0.34

         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 43, 70 and 41 percent, risk-free interest rates of 6.8,
         6.0 and 5.1 percent, and expected lives of 5, 5 and 5 years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998(CONTINUED)
--------------------------------------------------------------------------------

         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                                                   1996                                 1997
                                                    ----------------------------------   ----------------------------------
                                                                         Weighted Avg                        Weighted Avg
                                                        Options         Exercise Price       Options         Exercise Price
                                                    ----------------------------------   ----------------------------------
         Outstanding - January 1                         225,386              $ 4.77          560,199            $ 6.81
         Granted                                         341,200                8.14           28,000              7.96
         Exercised                                          (750)               6.66          (44,229)             2.34
         Expired                                          (5,637)               6.21          (20,250)             7.67
                                                    =============                        =============
         Outstanding - December 31                       560,199                6.81          523,720              7.21
                                                    =============                        =============

         Options exercisable                             172,907              $ 4.65          231,849            $ 6.30
           at year end

         Weighted average fair value of                                  $ 1,709,468                          $ 101,518
           options granted during the year

                                                                 1998
                                                     -------------------------------
                                                                       Weighted Avg
                                                        Options       Exercise Price
                                                     -------------------------------
         Outstanding - January 1                         523,720             $ 7.21
         Granted                                          48,075               7.60
         Exercised                                        (2,500)              2.30
         Expired                                         (11,350)              7.08
                                                       ==========
         Outstanding - December 31                       557,945               7.27
                                                       ==========

         Options exercisable                             318,601             $ 6.75
           at year end

         Weighted average fair value of                                   $ 156,900
           options granted during the year

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:


            Exercise            Options          Options       Weighted Average
           Price Range        Outstanding      Exercisable      Remaining Life
        -----------------    --------------   -------------   ----------------
        $  2.30 - 6.67            167,245         139,481           5.38
           7.13 - 8.00            289,700         136,120           7.82
           8.06 - 9.00            101,000          43,000           7.53
                             ===============  =============      ===========
          Total                   557,945         318,601           7.04
                             ===============  =============      ===========

       Remaining non-exercisable options as of December 31, 1998 become exercisable as follows:

                           1999                            87,322
                           2000                            87,022
                           2001                            49,290
                           2002                             8,930
                           2003                             6,780
                                                ==================
                                                          239,344
                                                ==================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable




PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

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


10.55    Letter agreement, dated November 30, 1993, between the Registrant and
         Associated Business Consultants, Inc.(1) 10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57    Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun -Man(1)
10.58    Consulting Agreement. dated as of January 1, 1993 between the Registrant and
         Professors Luis Lopez Duran and Fernando Marco(1)
10.59    Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)
10.60    Loan Agreement, dated as of November 1, 1997, between the City of
         Gainesville, Florida and the Registrant(4)
10.61    Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank,
         North Central Florida ("SunTrust") and the Registrant(4)
10.62    Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)
10.63    Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)
10.64    Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland,
         N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)
10.65    Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)
11.1     Computation of Earnings Per Share
21.1     Subsidiary of the Registrant(1)
27.1     Financial Data Schedule

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

(1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).
(2)      Management contract or compensation plan.
(3) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(5) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.


(d)   Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         March 5, 1999                      EXACTECH, INC.
                                             By:      /S/ WILLIAM PETTY
                                                      --------------------------
                                                      William Petty
                                                      Chairman of the Board and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         March  5, 1999                     By:       /S/ WILLIAM PETTY
                                                      -----------------------------------------
                                                              William Petty
                                                              Chairman of the Board and
                                                              Chief Executive Officer
                                                              (principal executive officer)

         March  5, 1999                     By:       /S/ TIMOTHY J. SEESE
                                                      -----------------------------------------
                                                              Timothy J. Seese
                                                              President and Chief
                                                              Operating Officer

         March  5, 1999                     By:       /S/ GARY J. MILLER
                                                      -----------------------------------------
                                                              Gary J. Miller
                                                              Vice President and Director

         March  5, 1999                     By:       /S/ JOEL C. PHILLIPS
                                                      -----------------------------------------
                                                              Joel C. Phillips
                                                              Chief Financial Officer

         March  5, 1999                     By:       /S/ ALBERT H. BURSTEIN
                                                      -----------------------------------------
                                                              Albert H. Burstein
                                                              Director

         March  5, 1999                     By:       /S/ R. WYNN KEARNEY, JR.
                                                      -----------------------------------------
                                                              R. Wynn Kearney, Jr.
                                                              Director

         March  5, 1999                     By:       /S/ E. RONALD PICKARD
                                                      -----------------------------------------
                                                              E. Ronald Pickard
                                                              Director

         March  5, 1999                     By:       /S/ PAUL E. METTS
                                                      -----------------------------------------
                                                              Paul  E. Metts
                                                              Director

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1998


                                                  Balance at         Charged to
                                                  Beginning           Costs and           Deductions            Balance at
                                                   of Year            Expenses           (Chargeoffs)           End of Year
                                                ---------------    ----------------    ------------------    ------------------
Allowance for doubtful accounts

                                      1996         13,500              23,664                                      37,164
                                      1997         37,164             123,882                                     161,046
                                      1998        161,046              (7,088)                                    153,958

                                 EXHIBIT INDEX


EXHIBIT                DESCRIPTION
-------                -----------

11.1            Computation of Earnings Per Share

27.1            Financial Data Schedule