Form 10-Q
period 1999-03-31
EXACTECH INC
filed 1999-05-17
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                           Outstanding at April 27, 1999
      Common Stock, $.01 par value                        4,926,963

                                EXACTECH, INC.

                                    INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

      CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND MARCH 31, 1999    2

      CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH PERIODS ENDED       3
        MARCH 31, 1998 AND MARCH 31, 1999

      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE   4
        MONTH PERIOD ENDED MARCH 31, 1999

      CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED   5
        MARCH 31, 1998 AND MARCH 31, 1999

      NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS    6
        ENDED MARCH 31, 1998 AND MARCH 31, 1999

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                9
            CONDITION AND RESULTS OF OPERATIONS

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12

PART II.  OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                                               13

    ITEM 2. CHANGES IN SECURITIES                                           13

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 13

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

    ITEM 5. OTHER INFORMATION                                               14

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                14

    SIGNATURES                                                              15

ITEM 1.  FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                 DECEMBER 31,        MARCH 31,
ASSETS                                               1998              1999
                                                 ------------      ------------
    CURRENT ASSETS:
       Cash and cash equivalents                 $    662,652      $  1,146,150
       Trade receivables, net of allowance
          of $161,046 and $153,958                  5,638,810         6,109,968
       Refundable income taxes                         47,681                --
       Prepaid expenses and other assets, net         173,625            11,779
       Inventories                                 11,532,561        11,286,390
                                                 ------------      ------------
           Total current assets                    18,055,329        18,554,287

    PROPERTY AND EQUIPMENT:
       Land                                           263,301           263,301
       Machinery and equipment                      2,604,021         3,138,974
       Surgical instruments                         5,546,524         5,869,695
       Furniture and fixtures                         333,134           336,966
       Facilities                                   3,415,590         3,455,278
                                                 ------------      ------------
           Total property and equipment            12,162,570        13,064,214
       Accumulated depreciation                    (2,801,971)       (3,114,568)
                                                 ------------      ------------
           Net property and equipment               9,360,599         9,949,646

    OTHER ASSETS:
       Product licenses and designs, net              269,394           405,120
       Deferred financing costs, net                  133,614           123,635
       Unexpended industrial revenue
           bond proceeds                              856,992           866,458
       Advances and deposits                          151,758           153,258
       Patents and trademarks, net                    410,434           399,834
                                                 ------------      ------------
           Total other assets                       1,822,192         1,948,305
                                                 ------------      ------------
TOTAL ASSETS                                     $ 29,238,120      $ 30,452,238
                                                 ============      ============
LIABILITIES AND EQUITY
    CURRENT LIABILITIES:
       Accounts payable                          $  1,336,146      $  1,243,187
       Income taxes payable                                --           265,027
       Current portion of long-term debt
           and leases                                   6,033             6,224
       Commissions payable                            340,248           513,229
       Royalties payable                              342,941           355,871
       Other liabilities                              162,214           198,273
                                                 ------------      ------------
           Total Current Liabilities                2,187,582         2,581,811

    DEFERRED INCOME TAXES                             660,259           660,259
    LONG-TERM DEBT AND CAPITAL LEASE
       OBLIGATIONS, NET OF CURRENT PORTION          3,906,802         3,905,158
                                                 ------------      ------------
           Total Liabilities                        6,754,643         7,147,228

    COMMON SHAREHOLDERS' EQUITY:
       Common stock                                    49,072            49,263
       Additional paid-in capital                  15,015,398        15,124,087
       Retained earnings                            7,419,007         8,131,660
                                                 ------------      ------------
           Total shareholders' equity              22,483,477        23,305,010
                                                 ------------      ------------

    TOTAL LIABILITIES AND EQUITY                 $ 29,238,120      $ 30,452,238
                                                 ============      ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTH PERIOD
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                       1998             1999
                                                    -----------     -----------

NET SALES                                           $ 5,317,595     $ 7,168,417

COST OF GOODS SOLD                                    1,732,409       2,398,081
                                                    -----------     -----------

        Gross profit                                  3,585,186       4,770,336

OPERATING EXPENSES:
   Sales and marketing                                1,396,937       1,897,555
   General and administrative                           446,921         617,295
   Research and development                             340,252         324,830
   Depreciation and amortization                        264,336         373,907
   Royalties                                            279,875         347,103
                                                    -----------     -----------

        Total operating expenses                      2,728,321       3,560,690
                                                    -----------     -----------

INCOME FROM OPERATIONS                                  856,865       1,209,646

OTHER INCOME (EXPENSE)
   Interest income (expense), net                         1,248         (31,707)
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                              858,113       1,177,939

PROVISION FOR INCOME TAXES                              351,314         465,286
                                                    -----------     -----------
NET INCOME                                          $   506,799     $   712,653
                                                    ===========     ===========

BASIC EARNINGS PER SHARE                            $      0.10     $      0.14
                                                    ===========     ===========

DILUTED EARNINGS PER SHARE                          $      0.10     $      0.14
                                                    ===========     ===========
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                       COMMON STOCK        ADDITIONAL                      TOTAL
                                  --------------------      PAID-IN       RETAINED      SHAREHOLDERS'
                                   SHARES       AMOUNT      CAPITAL       EARNINGS         EQUITY
                                  ---------    -------    -----------    ----------      -----------
Balance, December 31, 1998        4,907,163    $49,072    $15,015,398    $7,419,007      $22,483,477
    Exercise of stock
      options                        19,100        191         95,065                         95,256
    Tax benefit from
      exercise of
      stock options                                            13,624                         13,624
    Net income                                                              712,653          712,653
                                  ---------    -------    -----------    ----------      -----------

Balance, March 31, 1999           4,926,263    $49,263    $15,124,087    $8,131,660      $23,305,010
                                  =========    =======    ===========    ==========      ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTH PERIOD
                                                                       ENDED MARCH 31,
                                                              -------------------------------
                                                                 1998                1999
                                                              -----------         -----------
OPERATING ACTIVITIES:
    Net income                                                $   506,799         $   712,653
    Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
       Depreciation and amortization                              264,336             368,099
       Loss on disposal of equipment                                   --              30,626
       Deferred income taxes                                      (18,675)                 --
       Increase in trade receivables                             (590,726)           (471,158)
       (Increase) decrease in inventories                        (647,826)            246,171
       (Increase) decrease in prepaids and
           other assets                                          (162,792)            170,325
       Increase in income taxes payable                           286,488             312,708
       Decrease in accounts payable                               (61,685)            (92,959)
       Increase in other liabilities                              220,427             221,972
                                                              -----------         -----------
          Net cash provided by (used in) operating
             activities                                          (203,654)          1,498,437
                                                              -----------         -----------
INVESTING ACTIVITIES:
    Purchase of product licenses and designs                           --            (150,000)
    Purchases of property and equipment                        (1,815,540)           (972,365)
    Maturities of short-term investments                        1,335,740                  --
                                                              -----------         -----------
          Net cash used in investing activities                  (479,800)         (1,122,365)
                                                              -----------         -----------
FINANCING ACTIVITIES:
    Proceeds from financing of insurance premiums, net            229,325                  --
    Principal payments on capital lease obligations                (1,206)             (1,453)
    Proceeds from issuance of common stock                             --             108,879
                                                              -----------         -----------
          Net cash provided by financing activities               228,119             107,426
                                                              -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (455,335)            483,498

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                 4,176,293             662,652
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 3,720,958         $ 1,146,150
                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                               $    45,538         $    54,063
       Income taxes                                                83,501             138,954
    Noncash investing and financing activities:
       Relief of compensation accrual on issuance
        of stock                                                       --               5,971
       Financing of insurance premiums                            271,866                  --

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1998 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

      All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:       DECEMBER 31,     MARCH 31
                                                       1998            1999
                                                    ------------    ----------
Capitalized lease obligation payable in monthly
installments of $611 through July, 2000,
collateralized by equipment with a carrying
value of approximately $13,511 as of
March 31, 1999                                       $  12,835      $   11,382

Industrial Revenue Bond note payable in annual
principal installments as follows: $300,000
per year from 2000-2006; $200,000 per year
from 2007-2013; $100,000 per year from
2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds
remarketing agent based on market rate
fluctuations (3.0% as of March 31, 1999);
proceeds used to finance construction of
new facility                                         3,900,000       3,900,000
                                                    ----------      ----------
       Total long-term debt and capital lease
         obligations                                $3,912,835      $3,911,382
       Less current portion                             (6,033)         (6,224)
                                                    ----------      ----------
                                                    $3,906,802      $3,905,158
                                                    ==========      ==========

The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of March 31, 1999:

                                                       LONG-TERM   CAPITAL LEASE
                                                          DEBT      OBLIGATIONS
                                                       ----------  -------------
1999 ..............................................                   $ 5,499
2000 ..............................................    $  300,000       7,188
2001 ..............................................       300,000
2002 ..............................................       300,000
Thereafter ........................................     3,000,000
                                                       -----------    -------

       Total.......................................    $3,900,000      12,687
                                                       ==========

Less interest on capital lease obligations ........                    (1,305)
                                                                      -------
                                                                      $11,382
                                                                      =======

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

3. COMMITMENTS AND CONTINGENCIES

      The Company, in the normal course of business, is subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

4. SEGMENT INFORMATION

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

      Summarized interim reporting information concerning the Company's reportable segments is shown in the following table.

                                                 (IN THOUSANDS)
                              ------------------------------------------------------
                                                      TISSUE
                                KNEE         HIP      SERVICES     OTHER      TOTAL
------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
1998
Net Sales                     $4,097       $1,178      $   7       $  36    $  5,318
Segment profit
  (loss) from
  operations                     660          255         (2)        (56)        857

1999
Net Sales                     $4,953       $1,422      $ 688       $ 105     $ 7,168
Segment profit
  (loss) from
  operations                     879          199        156         (24)      1,210
------------------------------------------------------------------------------------

      Total assets not identified with a specific segment (in thousands of dollars) are $12,557 for the year ended December 31, 1998 and $13,582 for the three months ended March 31, 1999. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

      Segment assets are summarized in the following table.

                                                 (IN THOUSANDS)
                              ------------------------------------------------------
                                                      TISSUE
                                KNEE         HIP      SERVICES     OTHER      TOTAL
------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
1998
Total assets, net              10,755       5,427       149         350      16,681

THREE MONTHS ENDED MARCH 31
1999
Total assets, net              10,892       5,365       283         330      16,870
------------------------------------------------------------------------------------

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

5. SHAREHOLDERS' EQUITY

      EARNINGS PER SHARE:
      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                                    THREE MONTHS ENDED          THREE MONTHS ENDED
                                                      MARCH 31, 1998              MARCH 31, 1999
                                              INCOME     SHARES              INCOME    SHARES
                                             (NUMER-     (DENOM-      PER    (NUMER-   (DENOM-      PER
                                              ATOR)      INATOR)     SHARE    ATOR)    INATOR)     SHARE
                                            ------------------------------  -----------------------------
Net income                                  $506,799                        $712,653

BASIC EPS:
Net income available to
common shareholders                         $506,799   $4,904,663   $0.10   $712,653  4,921,257     $0.14
                                                                    =====                           =====
Effect of dilutive
 securities:
  Stock options                                            30,382                       161,928
  Warrants                                                      0                        13,971

DILUTED EPS:
Net income available to
common shareholders
plus assumed conversions                    $506,799    4,935,045   $0.10   $712,653  5,097,156     $0.14
                                                                    =====                           =====

For the three months ended March 31, 1998, options to purchase 456,600 shares of common stock at prices ranging from $6.25 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

For the three months ended March 31, 1999, there were 531,358 options to purchase shares of common stock at prices ranging from $3.28 to $9.00 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    The Company develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation, as well as, provides OpteFORM(TM) bone graft material to hospitals and physicians. Sales of hip implant products historically accounted for most of the Company's revenues and profits; however, since 1995, sales of knee implant products have accounted for an increasing portion of its revenues and profits. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, with OpteFORM(TM) becoming increasingly important in the Company's product lines.

    The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                    SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                             THREE MONTHS ENDED
                              --------------------------------------------------
                                  MARCH 31, 1998             MARCH 31, 1999
                               UNITS       $      %       UNITS      $       %
                               -----       -      -       -----      -       -
HIP PRODUCTS
     Cemented                  1,152      546   10.3%     1,571     742    10.4%
     Porous Coated             1,416      479    9.0%     1,324     498     6.9%
     Bipolar Prosthesis          220      110    2.1%       244     120     1.7%
     Revision                     24       54    1.0%        24      54     0.8%
                               ----------------------     ----------------------
Total Hip Products             2,812    1,189   22.4%     3,163   1,414    19.8%

KNEE PRODUCTS
     Cemented Cruciate
     Sparing                   3,859    1,627   30.6%     4,247   2,077    29.0%
     Cemented Posterior
     Stabilized                2,277    1,508   28.4%     2,473   1,681    23.4%
     Porous Coated               406      429    8.0%       360     407     5.7%
     Revision                    662      377    7.1%     1,128     659     9.2%
                               ----------------------     ----------------------
Total Knee Products            7,204    3,941   74.1%     8,208   4,824    67.3%

Instrument Sales and Rental               157    2.9%               147     2.0%
Tissue Services                             7    0.1%               688     9.6%
Acudriver                                                            52     0.7%
Miscellaneous                              24    0.5%                43     0.6%
                                        =============             ==============
TOTAL                                   5,318  100.0%             7,168   100.0%
                                        =============             ==============

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Net sales increased by $1,850,822, or 35%, to $7,168,417 in the quarter ended March 31, 1999, from $5,317,595 in the quarter ended March 31, 1998. The increase in net sales resulted from increased unit and dollar volume of both the Company's knee and hip implant products, as well as strong growth in tissue service revenue from the OpteFORM(TM) bone grafting material. Sales of knee implant products increased by 14% on a unit basis and by 22% on a dollar basis from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. Sales of hip implant products increased by 13% on a unit basis and by 19% on a dollar basis from the quarter ended March 31, 1998, to the quarter ended March 31, 1999. The Company believes that the increase in hip sales is a result of its continuing focus on the marketing of its hip product lines, specifically the AuRA(R) comprehensive cemented hip system. International sales comprised 15% of the Company's total sales in the first quarter of 1999 as compared to 20% in the quarter ended March 31, 1998.

    Gross profit increased by $1,185,150, or 33%, to $4,770,336 in the quarter ended March 31, 1999, from $3,585,186 in the quarter ended March 31, 1998, primarily as a result of an increase in total sales. As a percentage of sales, gross profit decreased slightly to 66.5% in the quarter ended March 31, 1999, from 67.4% in the quarter ended March 31, 1998. The profit margin decrease was primarily the result of an increase, as a percentage of total revenue, of OpteFORM(TM) which is distributed at a slightly lower margin than the Company's implant products.

    Total operating expenses increased by $832,369, or 31%, to $3,560,690 in the quarter ended March 31, 1999, from $2,728,321 in the quarter ended March 31, 1998. Sales and marketing expenses, the largest component of total operating expenses, increased by $500,618, or 36%, to $1,897,555 in the quarter ended March 31, 1999, from $1,396,937 in the quarter ended March 31, 1998. Sales and marketing expenses, as a percentage of sales, remained steady at 26% in the quarters ended March 31, 1999 and March 31, 1998. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

    General and administrative expenses increased by $170,374, or 38%, to $617,295 in the quarter ended March 31, 1999, from $446,921 in the quarter ended March 31, 1998, primarily as a result of additional costs associated with the Company's increased shareholder relations efforts and information systems improvements. As a percentage of sales, general and administrative expenses were 8.6% and 8.4% in the quarters ended March 31, 1999 and 1998, respectively.

    Research and development expenses decreased by $15,422, or 4.5%, to $324,830 in the quarter ended March 31, 1999, from $340,252 in the quarter ended March 31, 1998, primarily as a result of the timing of costs associated with ongoing research projects. As a percentage of sales, research and development expenses were 4.5% and 6.4% in the quarters ended March 31, 1999 and 1998, respectively.

    Depreciation and amortization increased to $373,907 in the quarter ended March 31, 1999, from $264,336 in the quarter ended March 31, 1998, primarily as a result of the increased investment in manufacturing equipment, surgical instrumentation, and information technology. During the quarter ended March 31, 1999, $906,048 of such equipment was placed in service, resulting in the increase in depreciation expense.

    Royalty expenses increased by $67,228 to $347,103 in the quarter ended March 31, 1999, from $279,875 in the quarter ended March 31, 1998, primarily as a result of growth in sales. As a percentage of sales, royalty expenses were 4.8% and 5.3% in the quarters ended March 31, 1999 and 1998, respectively.

    The Company's income from operations increased by $352,781, or 41%, to $1,209,646 in the quarter ended March 31, 1999, from $856,865 in the quarter ended March 31, 1998, primarily as a result of increase in sales, which outpaced the growth in operating expenses.

    The Company incurred net interest expense of $31,707 in the quarter ended March 31, 1999, as compared to $1,248 of interest income in the quarter ended March 31, 1998. The increase was the result of lower interest income from unexpended revenue bond proceeds to offset charges associated with industrial revenue bond (IRB) debt financing for construction of the Company's new facility. For the quarter ended March 31, 1999, interest income of $22,356 was offset by $54,063 of interest expense.

    Income before provision for income taxes increased by $319,826, or 37%, to $1,177,939 in the quarter ended March 31, 1999, from $858,113 in the quarter ended March 31, 1998. The provision for income taxes was $465,286 in the quarter ended March 31, 1999, compared to $351,314 in the quarter ended March 31, 1998.

    As a result, the Company realized net income of $712,653 in the quarter ended March 31, 1999, compared to $506,799 in the quarter ended March 31, 1998, a 41% increase.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At March 31, 1999, the Company had working capital of $15,974,120 compared to $15,867,747 at December 31, 1998. The increase in working capital is primarily the result of an increase in sales with the associated reduction in inventory. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 1999 increased to $1,146,150 from $662,652 at December 31, 1998. The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in June 2000. At March 31, 1999, there was no amount outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

    Operating activities provided net cash of $1,498,437 in the three months ended March 31, 1999 as compared to using net cash of $203,654 in the three months ended March 31, 1998. The primary reason for the change was the $246,171 decrease in inventory in the three months ended March 31, 1999, as compared to the $647,826 increase in inventory that occurred in the three months ended March 31, 1998. Prepaid expenses decreased $172,825 for the three months ended March 31, 1999 from an increase of $162,792 in the three months ended March 31, 1998. Another reason for the change was a larger increase in depreciation and amortization to $368,099 in the three months ended March 31, 1999 from $264,336 in the three months ended March 31, 1998. Cash required as a result of the increase in trade receivables was $471,158, for the three month period ended March 31, 1999, as compared to $590,726, for the three month period ended March 31, 1998.

INVESTING ACTIVITIES

    The Company used net cash in investing activities of $1,122,365 in the three months ended March 31, 1999, primarily due to the investment of $962,898 in property and equipment, and the final payment of $150,000 for the purchase of a product license. As of March 31, 1999, the remaining proceeds of $866,458 from the Company's Industrial Revenue Bond (IRB) were invested in short-term maturities with an average yield of 4.4%.

FINANCING ACTIVITIES

      Financing activities for the three months ended March 31, 1999 provided net cash of $107,426 as compared to $228,119 in the three months ended March 31, 1998. The primary reason for the decrease in cash provided by financing activities was the Company's financing of annual insurance premiums in a net amount of $229,325 during the three month period ended March 31, 1998. The Company did not finance insurance premiums during the period ended March 31, 1999. Proceeds from the exercise of outstanding stock options provided cash of $108,879 for the quarter ended March 31, 1999.

YEAR 2000

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance, as part of the Company's Year 2000 Compliance Plan. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by June 30, 1999.

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

      The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs, estimated to be less than $10,000, and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

      Since the year ended December 31, 1998, there have not been any material changes in the Company's financial instruments that are sensitive to changes in interest rates.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 22, 1999
        b) Not applicable because
           (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
           (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated
                 March 22, 1999, and
           (iii) All such nominees were elected
        c) The matters voted on at the Meeting consisted of the following:
           (i) The election of seven members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

           NAME                                FOR         ABSTENTIONS     NON-VOTES
           ----                             ---------      -----------     ---------
           William Petty, M.D.              4,492,198          9,331           0
           Timothy J. Seese                 4,492,198          9,331           0
           Gary J. Miller, Ph. D.           4,492,198          9,331           0
           Albert H. Burstein, Ph. D.       4,492,198          9,331           0
           R. Wynn Kearney, Jr., M.D.       4,492,198          9,331           0
           E. Ronald Pickard                4,491,448         10,081           0
           Paul Metts                       4,492,198          9,331           0

           (ii) A proposal to increase by 185,000 shares the number of shares of Common Stock reserved for issuance pursuant to the Company's Employee Stock Option and Incentive Plan, as amended. 3,363,222 shares were voted in favor of such proposal, 66,271 shares were voted against the proposal and 15,640 votes abstained from voting on such proposal. There were 1,056,396 shares broker non-votes with respect to such proposal.
           (iii) A proposal to increase by 45,000 shares the number of shares of Common Stock reserved for issuance pursuant to the Company's Directors Stock Option Plan. 3,130,477 shares were voted in favor of such proposal, 298,816 shares were voted against the proposal and 15,840 votes abstained from voting on such proposal. There were 1,056,396 shares broker non-votes with respect to such proposal.
           (iv) A proposal to approve the Company's 1999 Employee Stock Purchase Plan. 3,402,982 shares were voted in favor of such proposal, 29,551 shares were voted against the proposal and 12,600 votes abstained from voting on such proposal. There were 1,056,396 shares broker non-votes with respect to such proposal.
           (v) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999. 4,491,493 shares were voted in favor of such proposal, 6,476 shares were voted against the proposal and 3,560 votes abstained from voting on such proposal. There were 0 shares broker non-votes with respect to such proposal

Item 5. Other Information
        None

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

                                          Exactech, Inc.

Date: May 14, 1999                        By: /s/ TIMOTHY J. SEESE
                                              -----------------------
                                                  Timothy J. Seese
                                                  President and Chief
                                                  Operating Officer

Date: May 14, 1999                        By: /s/ JOEL C. PHILLIPS
                                              -----------------------
                                                  Joel C. Phillips
                                                  Treasurer and Chief
                                                  Financial Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  11           Statement re: computation of per share earnings

  27           Financial Data Schedule