Form 10-Q
period 1999-06-30
EXACTECH INC
filed 1999-08-16
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ___         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

  ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

                                 (352) 377-1140
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                   Outstanding at August 5, 1999
Common Stock, $.01 par value                                  4,965,217

                                 EXACTECH, INC.

                                      INDEX

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND JUNE 30, 1999         2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTH                 3
           PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX         4
           MONTH PERIOD ENDED JUNE 30, 1999

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED         5
           JUNE 30, 1998 AND JUNE 30, 1999

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND SIX              6
           MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      9
         CONDITION AND RESULTS OF OPERATIONS

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            13

PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                     14

    ITEM 2.  CHANGES IN SECURITIES                                                 14

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       14

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

    ITEM 5.  OTHER INFORMATION                                                     14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      14

    SIGNATURES                                                                     15


Item 1. Financial Statements
                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                             DECEMBER 31,              JUNE 30,
                                                                1998                     1999
                                                          ---------------        -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                        $       662,652        $       1,198,131
         Trade receivables, net of allowance
            of $153,958 and $240,339                            5,638,810                7,369,581
         Refundable income taxes                                   47,681                        -
         Prepaid expenses and other assets                        173,625                  224,057
         Inventories                                           11,532,561               10,551,013
                                                          ---------------        -----------------
               Total current assets                            18,055,329               19,342,782

     PROPERTY AND EQUIPMENT
         Land                                                     263,301                  265,101
         Machinery and equipment                                2,604,021                4,373,006
         Surgical instruments                                   5,546,524                6,516,550
         Furniture and fixtures                                   333,134                  373,957
         Facilities                                             3,415,590                3,470,023
                                                          ---------------        -----------------
               Total                                           12,162,570               14,998,637
         Accumulated depreciation                              (2,801,971)              (3,484,134)
                                                          ---------------        -----------------
               Net property and equipment                       9,360,599               11,514,503

     OTHER ASSETS
         Product licenses and designs, net                        269,394                  390,845
         Deferred financing costs, net                            133,614                  113,656
         Unexpended industrial revenue
               bond proceeds                                      856,992                        -
         Advances and deposits                                    151,758                  153,258
         Patents and trademarks, net                              410,434                  565,552
                                                          ---------------        -----------------
               Total other assets                               1,822,192                1,223,311

TOTAL ASSETS                                              $    29,238,120        $      32,080,596
                                                          ===============        =================

LIABILITIES AND EQUITY
     CURRENT LIABILITIES
         Accounts payable                                 $     1,336,146        $       1,674,188
         Income taxes payable                                           -                  204,794
         Current portion of long-term debt and leases               6,033                    5,928
         Commissions payable                                      340,248                  657,130
         Royalties payable                                        342,941                  439,725
         Other liabilities                                        162,214                  143,106
                                                          ---------------        -----------------
               Total current liabilities                        2,187,582                3,124,871

     Deferred income taxes                                        660,259                  660,259
     Long-term debt and capital lease obligations,
         net of current portion                                 3,906,802                3,903,918
                                                          ---------------        -----------------
               Total liabilities                                6,754,643                7,689,048

     SHAREHOLDERS' EQUITY
         Common stock                                              49,072                   49,652
         Additional paid-in capital                            15,015,398               15,372,341
         Retained earnings                                      7,419,007                8,969,555
                                                          ---------------        -----------------
               Total shareholders' equity                      22,483,477               24,391,548

                                                          ---------------        -----------------
     TOTAL LIABILITIES AND EQUITY                         $    29,238,120        $      32,080,596
                                                          ===============        =================

See notes to condensed financial statements

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          THREE MONTH PERIOD                       SIX MONTH PERIOD
                                                            ENDED JUNE 30,                           ENDED JUNE 30,
                                                      1998                 1999                1998                 1999
                                               -----------------    ----------------    ----------------     ----------------
    NET SALES                                  $       6,375,320    $      8,816,214    $     11,692,915     $     15,984,631

    COST OF GOODS SOLD                                 2,444,535           3,311,981           4,176,943            5,710,062
                                               -----------------    ----------------    ----------------     ----------------
               Gross profit                            3,930,785           5,504,233           7,515,972           10,274,569

    OPERATING EXPENSES:
        Sales and marketing                            1,535,707           2,211,590           2,932,643            4,109,145
        General and administrative                       520,436             651,583             967,357            1,268,878
        Research and development                         294,713             410,129             634,965              734,959
        Depreciation and amortization                    292,369             389,501             556,705              763,408
        Royalties                                        340,456             425,209             620,331              772,312
                                               -----------------    ----------------    ----------------     ----------------
               Total operating expenses                2,983,681           4,088,012           5,712,001            7,648,702
                                               -----------------    ----------------    ----------------     ----------------
    INCOME FROM OPERATIONS                               947,104           1,416,221           1,803,971            2,625,867

    OTHER INCOME (EXPENSE)
        Interest expense                                  (9,688)            (31,270)             (8,440)             (62,977)
        Equity in gain of subsidiary                      13,778                   -              13,778                    -
                                               -----------------    ----------------    ----------------     ----------------
    INCOME BEFORE INCOME TAXES                           951,194           1,384,951           1,809,309            2,562,890

    PROVISION FOR INCOME TAXES                           370,966             547,056             722,280            1,012,342
                                               -----------------    ----------------    ----------------     ----------------
    NET INCOME                                 $         580,228    $        837,895    $      1,087,029     $      1,550,548
                                               =================    ================    ================     ================
    BASIC EARNINGS PER SHARE                   $            0.12    $           0.17    $           0.22     $           0.31
                                               =================    ================    ================     ================
    DILUTED EARNINGS PER SHARE                 $            0.12    $           0.16    $           0.22     $           0.30
                                               =================    ================    ================     ================

See notes to condensed financial statements

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                       ADDITIONAL                                   TOTAL
                                           COMMON STOCK                  PAID-IN             RETAINED           SHAREHOLDERS'
                                     SHARES            AMOUNT            CAPITAL             EARNINGS              EQUITY
                                 --------------     ------------     ----------------     ---------------     ------------------
Balance, December 31, 1998           4,907,163      $    49,072      $    15,015,398      $    7,419,007      $      22,483,477

     Issuance of common stock              700                7                6,993                                      7,000
     Exercise of stock options          19,100              191               95,065                                     95,256
     Exercise of warrants               38,254              382              241,261                                    241,643
     Tax benefit from exercise
       of stock options                                                       13,624                                     13,624
     Net income                                                                                1,550,548              1,550,548
                                 --------------     ------------     ----------------     ---------------     ------------------
Balance, June 30, 1999               4,965,217      $    49,652      $    15,372,341      $    8,969,555      $      24,391,548
                                 ==============     ============     ================     ===============     ==================

     See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTH PERIOD ENDED JUNE 30,
                                                                       1998                 1999
                                                                 ---------------     -----------------
OPERATING ACTIVITIES:
      Net income                                                 $     1,087,029     $       1,550,548
      Adjustments to reconcile net income to net
          cash provided by operating activities :
          Depreciation and amortization                                  556,705               763,408
          Loss on disposal of equipment                                        -                30,626
          Deferred income taxes                                          (18,675)                    -
          Increase in trade receivables                               (1,262,468)           (1,730,771)
          (Increase) decrease in inventories                            (432,480)              981,548
          Increase in prepaids and other assets                         (108,554)              (31,974)
          Increase in income taxes payable                               302,357               252,475
          (Decrease) increase in accounts payable                       (283,908)              338,042
          Increase in other liabilities                                  575,316               394,558
                                                                 ---------------     -----------------
               Net cash provided by operating activities                 415,322             2,548,460
                                                                 ---------------     -----------------
INVESTING ACTIVITIES:
      Purchases of property and equipment                             (3,215,497)           (2,897,320)
      Maturities of short-term investments                             1,335,740                     -
      Purchase of product licenses and designs                          (200,000)             (150,000)
      Change in unexpended industrial revenue bond proceeds            2,157,327               856,992
      Cost of patents and trademarks                                     (30,312)             (177,187)
                                                                 ---------------     -----------------
               Net cash used in investing activities                      47,258            (2,367,515)
                                                                 ---------------     -----------------
FINANCING ACTIVITIES:
      Proceeds from financing of insurance premiums, net                 154,855                     -
      Principal payments on debt                                          (2,244)               (2,989)
      Proceeds from issuance of common stock                                   -               357,523
                                                                 ---------------     -----------------
               Net cash provided by financing activities                 152,611               354,534
                                                                 ---------------     -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     615,191               535,479

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                          709,221               662,652
                                                                 ---------------     -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     1,324,412     $       1,198,131
                                                                 ===============     =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                               $        97,953     $         108,210
          Income taxes                                                   458,428               788,932
      Noncash investing and financing activities:
          Relief of compensation accrual on issuance of stock                  -                 5,971
          Financing of insurance premiums                                271,866                     -

See notes to condensed financial statements

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  DEBT

Long-term debt and capital lease obligations:                                  DECEMBER 31,         JUNE 30,
                                                                                  1998                1999
                                                                             ---------------     --------------

Capitalized lease obligation payable in monthly installments                 $        12,835      $        9,846
of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $12,472 as of
June 30, 1999

Industrial Revenue Bond note payable in annual                                     3,900,000           3,900,000
principal installments as follows:  $300,000 per year from
2000-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (3.8% as of
June 30, 1999); proceeds used to finance construction
of new facility
                                                                             ---------------     --------------
         Total long-term debt and capital lease obligations                  $     3,912,835     $    3,909,846
         Less current portion                                                         (6,033)            (5,928)
                                                                             ---------------     --------------
                                                                             $     3,906,802     $    3,903,918
                                                                             ===============     ==============

The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of June 30, 1999:

                                                                               LONG-TERM         CAPITAL LEASE
                                                                                  DEBT            OBLIGATIONS
                                                                             ---------------     --------------
1999     .................................................................                       $        3,963
2000     .................................................................   $       300,000              7,188
2001     .................................................................           300,000
2002     .................................................................           300,000
2003     .................................................................           300,000
Thereafter  ..............................................................         2,700,000
                                                                             ---------------     --------------
         Total  ..........................................................   $     3,900,000             11,151
                                                                             ===============
Less interest on capital lease obligations  ..............................                               (1,305)
                                                                                                 --------------
                                                                                                 $        9,846
                                                                                                 ==============

3.  COMMITMENTS AND CONTINGENCIES

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

         During May 1999, the Company executed a contract to purchase two parcels of land in Northwood Industrial Park, Gainesville, Florida for the purchase price of $197,540. As of June 30, 1999, a deposit of $1,000 has been paid with the remaining purchase price of the real estate payable at closing. The closing on the purchase is scheduled for the third quarter of 1999.

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

         Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                                          (IN THOUSANDS)
                                         ------------------------------------------------------------------------------
                                                                              TISSUE
                                             KNEE              HIP           SERVICES         OTHER              TOTAL
-----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30
1998
Net Sales                                  $     4,663      $     1,292      $       68      $     352   $       6,375
Segment profit (loss) from operations              548              180             (16)           235             947

1999
Net Sales                                  $     5,913      $     1,482      $      931      $     490   $       8,816
Segment profit from operations                     675              274             223            244           1,417

SIX MONTHS ENDED JUNE 30
1998
Net Sales                                  $     8,604      $     2,481      $       75      $     533   $      11,693
Segment profit (loss) from operations            1,208              435             (18)           179           1,804

1999
Net Sales                                  $    10,866      $     2,904      $    1,619      $     596   $      15,985
Segment profit from operations                   1,554              473             379            220           2,627
-----------------------------------------------------------------------------------------------------------------------

Total assets not identified with a specific segment (in thousands) are $12,557 at December 31, 1998 and $15,382 at June 30, 1999. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table:

                                                                          (IN THOUSANDS)
                                         ------------------------------------------------------------------------------
                                                                              TISSUE
                                             KNEE              HIP           SERVICES         OTHER              TOTAL
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998

Total assets, net                               10,755            5,427             149            350          16,681

JUNE 30, 1999

Total assets, net                               10,617            5,436             271            375          16,699
-----------------------------------------------------------------------------------------------------------------------

5.  SHAREHOLDERS' EQUITY

         The following is a reconciliation of income and shares of the basic and diluted EPS computations:

                                                             PER                                       PER
                                  INCOME       SHARES       SHARE           INCOME       SHARES       SHARE
                               -------------------------------------------------------------------------------
                                 THREE MONTHS ENDED JUNE 30, 1998          THREE MONTHS ENDED JUNE 30, 1999
                               -------------------------------------     -------------------------------------
BASIC EPS:
Net income                       $  580,228   4,904,663     $  0.12       $   837,895   4,939,652     $  0.17
Effect of Dilutive Securities:
  Stock options                                  52,040                                   194,498
  Warrants                                        6,677                                    14,610

DILUTED EPS:
Net income plus assumed
  conversions                    $  580,228   4,963,380     $  0.12       $   837,895   5,148,760     $  0.16

                                    SIX MONTHS ENDED JUNE 30, 1998          SIX MONTHS ENDED JUNE 30, 1999
                               -------------------------------------------------------------------------------
BASIC EPS:
Net income                      $ 1,087,029   4,904,663     $  0.22       $ 1,550,548   4,930,462     $  0.31
Effect of Dilutive Securities:
  Stock options                                  35,499                                   178,833
  Warrants                                        3,320                                    11,693

DILUTED EPS:
Net income plus assumed
  conversions                   $ 1,087,029   4,943,482     $  0.22       $ 1,550,548   5,120,988     $  0.30


         For the three months ended June 30, 1998, options to purchase 336,800 shares of common stock at prices ranging from $7.88 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three months ended June 30, 1999, options to purchase 27,280 shares of common stock at a price of $11.69 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         For the six months ended June 30, 1998, options to purchase 362,975 shares of common stock at prices ranging from $7.13 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 1999, options to purchase 27,280 shares of common stock at a price of $11.69 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

      The Company develops, manufactures, markets and sells orthopaedic implant devices and related surgical instrumentation as well as provides OpteFORM(TM) bone graft material to hospitals and physicians. Sales of hip implant products historically accounted for most of the Company's revenues and profits; however, since 1995, sales of knee implant products have accounted for an increasing portion of its revenues and profits. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, while service revenue from providing OpteFORM(TM) will continue to increase as a percentage of sales.

The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                 EXACTECH, INC.
                    SALES SUMMARY BY PRODUCT LINE ($1,000's)

                                                              SIX MONTHS ENDED
                                           ---------------------------------------------------
                                                  JUNE 30, 1998              JUNE 30, 1999
HIP PRODUCTS                                UNITS       $       %       UNITS       $       %
                                            -----       -       -       -----       -       -
    Cemented                                2,525     1,183   10.1%     3,055     1,452    9.1%
    Porous Coated                           2,563       905    7.7%     3,153     1,085    6.8%
    Bipolar Prosthesis                        509       242    2.1%       538       253    1.6%
    Revision                                   77       151    1.3%        54       107    0.7%
                                           ------------------------    ------------------------
Total Hip Products                          5,674     2,481   21.2%     6,800     2,897   18.2%

KNEE PRODUCTS
    Cemented Cruciate Sparing               8,717     3,536   30.2%     9,708     4,252   26.6%
    Cemented Posterior Stabilized           5,097     3,210   27.5%     5,977     3,862   24.2%
    Porous Coated                             929       942    8.1%       994     1,079    6.7%
    Revision                                1,760       916    7.8%     2,886     1,545    9.7%
                                           ------------------------    ------------------------
Total Knee Products                        16,503     8,604   73.6%    19,565    10,738   67.2%

Instrument Sales and Rental                             434    3.7%                 504    3.1%
Tissue Services                                          75    0.7%               1,620   10.1%
Acudriver                                                48    0.4%                 134    0.8%
Miscellaneous                                            51    0.4%                  92    0.6%
                                                     --------------              --------------
Total                                                11,693  100.0%              15,985  100.0%
                                                     ==============              ==============

                                                             THREE MONTHS ENDED
                                           ---------------------------------------------------
                                                  JUNE 30, 1998              JUNE 30, 1999
HIP PRODUCTS                                UNITS       $       %       UNITS       $       %
                                            -----       -       -       -----       -       -
    Cemented                                1,373       637   10.0%     1,484       709    8.0%
    Porous Coated                           1,147       426    6.7%     1,829       587    6.7%
    Bipolar Prosthesis                        289       132    2.1%       294       133    1.5%
    Revision                                   53        97    1.5%        30        54    0.6%
                                           ------------------------    ------------------------
Total Hip Products                          2,862     1,292   20.3%     3,637     1,483   16.8%

KNEE PRODUCTS
    Cemented Cruciate Sparing               4,858     1,909   29.9%     5,461     2,175   24.7%
    Cemented Posterior Stabilized           2,820     1,703   26.7%     3,504     2,181   24.7%
    Porous Coated                             523       513    8.1%       634       672    7.6%
    Revision                                1,098       538    8.4%     1,758       886   10.1%
                                           ------------------------    ------------------------
Total Knee Products                         9,299     4,663   73.1%    11,357     5,914   67.1%

Instrument Sales and Rental                             276    4.3%                 357    4.1%
Tissue Services                                          68    1.1%                 932   10.6%
Acudriver                                                48    0.8%                  82    0.9%
Miscellaneous                                            28    0.4%                  48    0.5%
                                                     --------------              --------------
Total                                                 6,375  100.0%               8,816  100.0%
                                                     ==============              ==============

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net sales increased by $2,440,894, or 38%, to $8,816,214 in the quarter ended June 30, 1999, from $6,375,320 in the quarter ended June 30, 1998. The increase in net sales resulted from increases in all major product lines. Sales of knee implant products increased by 22% on a unit basis and by 27% on a dollar basis from the quarter ended June 30, 1998 to the quarter ended June 30, 1999, as the Company continued expansion of its domestic and international distribution. Sales of hip implant products increased by 27% on a unit basis and by 15% on a dollar basis from the quarter ended June 30, 1998 to the quarter ended June 30, 1999. The overall increase in hip sales was primarily the result of an increase in MCS(R) porous coated hip system sales. MCS(R) component sales increased 38% to $587,057 in the quarter ended June 30, 1999, from $426,112 in the quarter ended June 30, 1998. International sales increased 33% to $2,009,332 in the quarter ended June 30, 1999, from $1,505,417 in the quarter ended June 30, 1998 as international distributors continued to enter new markets. As a percentage of sales, international sales decreased to 23% in the quarter ended June 30, 1999, as compared to 24% in the quarter ended June 30, 1998.

         Gross profit increased by $1,573,448, or 40%, to $5,504,233 in the quarter ended June 30, 1999, from $3,930,785 in the quarter ended June 30, 1998. As a percentage of sales, gross profit remained constant at 62% in each of the quarters ended June 30, 1999 and June 30, 1998.

         Total operating expenses increased by $1,104,331, or 37%, to $4,088,012 in the quarter ended June 30, 1999, from $2,983,681 in the quarter ended June 30, 1998. Sales and marketing expenses, the largest component of total operating expenses, increased by $675,883, or 44%, to $2,211,590 in the quarter ended June 30, 1999, from $1,535,707 in the quarter ended June 30, 1998. Sales and marketing expenses increased as a percentage of sales to 25% in the quarter ended June 30, 1999, from 24% in the quarter ended June 30, 1998. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. Sales and marketing expenses as a percentage of sales increased primarily as a result of the ongoing investment in the Company's sales and distribution network.

         General and administrative expenses increased by $131,147, or 25%, to $651,583 in the quarter ended June 30, 1999, from $520,436 in the quarter ended June 30, 1998. As a percentage of sales, general and administrative expenses decreased to 7% in the quarter ended June 30, 1999, from 8% in the quarter ended June 30, 1998. Total general and administrative expenses increased primarily as a result of costs associated with the Company's expanded shareholder relations efforts and information systems improvements.

         Research and development expenses increased by $115,416, or 39%, to $410,129 in the quarter ended June 30, 1999, from $294,713 in the quarter ended June 30, 1998. Research and development expenses were 5% of sales in each of the quarters ended June 30, 1999 and 1998. The increase in research and development expenses is primarily due to the continued development of the modular revision hip system and enhancements to other hip product lines.

         Depreciation and amortization increased to $389,501 in the quarter ended June 30, 1999, from $292,369 in the quarter ended June 30, 1998. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the quarter ended June 30, 1999, $646,854 of surgical instruments and $940,822 of manufacturing equipment was placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $84,753 to $425,209 in the quarter ended June 30, 1999, from $340,456 in the quarter ended June 30, 1998, primarily as a result of growth in sales of knee implant products. As a percentage of sales, royalty expenses were 5% in each of the quarters ended June 30, 1999 and June 30, 1998.

         The Company's income from operations increased by $469,117, or 50%, to $1,416,221 in the quarter ended June 30, 1999, from $947,104 in the quarter ended June 30, 1998. The increase was primarily attributable to the increase in sales and gross profit, which surpassed the increase in operating expenses.

         The Company realized net interest expense of $31,270 in the quarter ended June 30, 1999, as compared to $9,688 in the quarter ended June 30, 1998. The increase was the result of lower interest income from unexpended revenue bond proceeds, which offset interest charges associated with the industrial revenue bond (IRB) debt financing for construction of the Company's new facility. For the quarter ended June 30, 1999, interest income of $22,877 was offset by $54,147 of interest expense.

         In April 1998, the Company sold its interest in Techmed S.p.A., its Italian distributor. As a result, the Company recognized $13,778 in gains associated with the sale in the quarter ended June 30, 1998.

         Income before provision for income taxes increased by $433,757, or 46%, to $1,384,951 in the quarter ended June 30, 1999, from $951,194 in the quarter ended June 30, 1998. The provision for income taxes was $547,056 in the quarter ended June 30, 1999, compared to $370,966 in the quarter ended June 30, 1998.

         As a result, the Company realized net income of $837,895 in the quarter ended June 30, 1999, compared to $580,228 in the quarter ended June 30, 1998, a 44% increase.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales increased by $4,291,716, or 37%, to $15,984,631 in the six months ended June 30, 1999, from $11,692,915 in the six months ended June 30, 1998. Sales of knee implant products increased by 19% on a unit basis and by 25% on a dollar basis from the six months ended June 30, 1998 to the six months ended June 30, 1999. Sales of hip implant products increased by 20% on a unit basis and by 17% on a dollar basis from the six months ended June 30, 1998, to the six months ended June 30, 1999. The increase in hip sales ocurred in both the cemented and porous coated product lines. Cemented hip system sales, consisting primarily of the AuRA(R) and Opteon(TM) hip systems, increased 23% to $1,451,116 in the six months ended June 30, 1999, from $1,183,104 in the six months ended June 30, 1998. Porous coated hip system sales, consisting of the MCS(R) porous coated hip system, increased 20% to $1,085,220 in the six months ended June 30, 1999, from $905,074 in the six months ended June 30, 1998. Knee revision sales increased by $629,862, or 69%, to $1,545,393 in the six months ended June 30, 1999 from $915,862 in the six months ended June 30, 1998. International sales increased 22% to $3,100,964 in the six months ended June 30, 1999, from $2,546,928 in the six months ended June 30, 1998. As a percentage of sales, international sales decreased to 19% in the six months ended June 30, 1999, as compared to 22% in the six months ended June 30, 1998.

         Gross profit increased by $2,758,597, or 37%, to $10,274,569 in the six months ended June 30, 1999, from $7,515,972 in the six months ended June 30, 1998. As a percentage of sales, gross profit remained 64% in the six months ended June 30, 1999 and June 30, 1998.

         Total operating expenses increased by $1,936,701, or 34%, to $7,648,702 in the six months ended June 30, 1999, from $5,712,001 in the six months ended June 30, 1998. Sales and marketing expenses, the largest component of total operating expenses, increased 40% to $4,109,145 in the six months ended June 30, 1999, from $2,932,643 in the six months ended June 30, 1998. Sales and marketing expenses increased as a percentage of sales to 26% in the six months ended June 30, 1999, from 25% in the six months ended June 30, 1998.

         General and administrative expenses increased 31% to $1,268,878 in the six months ended June 30, 1999, from $967,357 in the six months ended June 30, 1998. As a percentage of sales, general and administrative expenses remained constant at 8% in the six months ended June 30, 1999 and June 30, 1998.

         Research and development expenses increased 16% to $734,959 in the six months ended June 30, 1999, from $634,965 in the six months ended June 30, 1998. As a percentage of sales, research and development expenses remained constant at 5% for the six months ended June 30, 1999 and June 30, 1998.

         Depreciation and amortization increased to $763,408 in the six months ended June 30, 1999, from $556,705 in the six months ended June 30, 1998. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the six months ended June 30, 1999, $970,026 of surgical instruments and $1,276,382 of manufacturing equipment was placed in service.

         Royalty expenses increased 25% to $772,312 during the six months ended June 30, 1999, from $620,331 in the six months ended June 30, 1998. As a percent of sales, royalty expense was constant at 5% for the six months ended June 30, 1999 and June 30, 1998.

         The Company's income from operations increased 46%, to $2,625,867 in the six months ended June 30, 1999, from $1,803,971 in the six months ended June 30, 1998. The increase was primarily attributable to the increase in sales and gross profit, which increased at a greater rate than operating expenses.

         The Company realized net interest expense of $62,977 in the six months ended June 30, 1999, as compared to $8,440 in the six months ended June 30, 1998. Interest expense of $108,210 for the six months ended June 30, 1999, was partially offset by $45,233 of interest income.

         The Company did not have a subsidiary gain or loss in the six months ended June 30, 1999, as compared to a recognition of a $13,778 gain associated with the sale of its interest in Techmed in the six months ended June 30, 1998.

         Income before provision for income taxes increased 42%, to $2,562,890 in the six months ended June 30, 1999, from $1,809,309 in the six months ended June 30, 1998. The provision for income taxes was $1,012,342 in the six months ended June 30, 1999, compared to $722,280 in the six months ended June 30, 1998.

         As a result, the Company realized net income of $1,550,548 in the six months ended June 30, 1999, compared to $1,087,029 in the six months ended June 30, 1998, a 43% increase. As a percentage of sales, net income increased to 10% in the six months ended June 30, 1999 from 9% in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 1999, the Company had working capital of $16,217,911 compared to $15,867,747 at December 31, 1998. The increase in working capital is primarily the result of an increase in sales and a resulting decrease in inventory. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 1999 increased to $1,198,131 from $662,652 at December 31, 1998. The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in June 2000. At June 30, 1999, there was no amount outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $2,548,460 in the six months ended June 30, 1999 as compared to $415,322 in the six months ended June 30, 1998. The primary reason for the change was the decrease in inventory of $981,548 in the six months ended June 30, 1999, as compared to the $432,480 increase in inventory in the six months ended June 30, 1998. Income taxes payable, accounts payable and other liabilities increased $985,075 in the six months ended June 30, 1999, as compared to an increase of $593,765 in the six months ended June 30, 1998. Cash required as a result of the increase in trade receivables was $1,730,771 for the six month period ended June 30, 1999, as compared to $1,262,468, for the six month period ended June 30, 1998.

INVESTING ACTIVITIES

         The Company used net cash in investing activities of $2,367,515 in the six months ended June 30, 1999, primarily due to the investment of $2,897,320 in property and equipment, and $327,187 for the purchase of product licenses and patents. The Company redeemed the balance of the remaining proceeds of the Industrial Revenue Bond (IRB) debt financing for a portion of the property and equipment purchased. As of June 30, 1999, $1,197,039 was invested in daily maturing funds and repurchase agreements.

FINANCING ACTIVITIES

         Financing activities for the six months ended June 30, 1999 provided net cash of $354,535 as compared to $152,611 in the six months ended June 30, 1998. Proceeds from the exercise of outstanding stock options and warrants provided cash of $357,523 during the six month period ended June 30, 1999, as compared to the financing of insurance premiums during the six months ended June 30, 1998, which provided cash of $154,855.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance, as part of the Company's Year 2000 Compliance Plan. Internal and external resources were used to make the required modifications and test Year 2000 Compliance. The modification and testing processes of all significant applications is complete.

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

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs, estimated to be less than $10,000, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

         Since the year ended December 31, 1998, there have not been any material changes in the Company's financial instruments that are sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         Previously Reported

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

                                         Exactech, Inc.

Date: August 13, 1999                By: /S/ TIMOTHY J. SEESE
                                         ---------------------------------
                                         Timothy J. Seese
                                         President and Chief
                                         Operating Officer

Date: August 13, 1999                By: /S/ JOEL C. PHILLIPS
                                         ---------------------------------
                                         Joel C. Phillips
                                         Treasurer and Chief
                                         Financial Officer

                                 EXHIBIT INDEX

EXHIBITS                       DESCRIPTION
--------                       -----------
  11                           Statement re: computation of per share earnings.
  27                           Financial Data Schedule.