Form 10-Q
period 1999-09-30
EXACTECH INC
filed 1999-11-15
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                 Outstanding at November 2, 1999
Common Stock, $.01 par value                               4,985,874

                                 EXACTECH, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
PART 1.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999    2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH AND NINE MONTH          3
           PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE        4
           MONTH PERIOD ENDED SEPTEMBER 30, 1999

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED        5
           SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH AND NINE       6
           MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      10
         CONDITION AND RESULTS OF OPERATIONS

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             15


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                      16

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              16

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                        16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    16

    ITEM 5.  OTHER INFORMATION                                                      16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       16

    SIGNATURES                                                                      17

Item 1.  Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   December 31,    September 30,
ASSETS                                                1998             1999
                                                --------------   --------------
 CURRENT ASSETS
   Cash and cash equivalents                    $      662,652   $    1,589,832
   Trade receivables, net of allowance
      of $153,958 and $284,605                       5,638,810        7,407,410
   Refundable income taxes                              47,681                -
   Prepaid expenses and other assets                   173,625          195,811
   Inventories                                      11,532,561       10,837,041
                                                --------------   --------------
      Total current assets                          18,055,329       20,030,094

 PROPERTY AND EQUIPMENT
   Land                                                263,301          462,629
   Machinery and equipment                           2,604,021        4,583,289
   Surgical instruments                              5,546,524        6,847,600
   Furniture and fixtures                              333,134          382,850
   Facilities                                        3,415,590        3,470,023
                                                --------------   --------------
      Total                                         12,162,570       15,746,391
   Accumulated depreciation                         (2,801,971)      (3,927,126)
                                                --------------   --------------
      Net property and equipment                     9,360,599       11,819,265

 OTHER ASSETS
   Product licenses and designs, net                   269,394          376,570
   Deferred financing costs, net                       133,614          133,753
   Unexpended industrial revenue
      bond proceeds                                    856,992            1,579
   Advances and deposits                               151,758          153,258
   Patents and trademarks, net                         410,434          551,913
                                                --------------   --------------
      Total other assets                             1,822,192        1,217,073

                                                --------------   --------------
TOTAL ASSETS                                    $   29,238,120   $   33,066,432
                                                ==============   ==============

LIABILITIES AND EQUITY
 CURRENT LIABILITIES
   Accounts payable                             $    1,336,146   $    1,632,742
   Income taxes payable                                      -          456,867
   Current portion of long-term debt and leases          6,033            8,384
   Commissions payable                                 340,248          571,468
   Royalties payable                                   342,941          368,087
   Other liabilities                                   162,214          134,490
                                                --------------   --------------
      Total current liabilities                      2,187,582        3,172,038

 Deferred income taxes                                 660,259          660,259
 Long-term debt and capital lease obligations,
   net of current portion                            3,906,802        3,900,000
                                                --------------   --------------
      Total liabilities                              6,754,643        7,732,297

 SHAREHOLDERS' EQUITY
   Common stock                                         49,072           49,859
   Additional paid-in capital                       15,015,398       15,603,211
   Retained earnings                                 7,419,007        9,681,065
                                                --------------   --------------
      Total shareholders' equity                    22,483,477       25,334,135

                                                --------------   --------------
 TOTAL LIABILITIES AND EQUITY                   $   29,238,120   $   33,066,432
                                                ==============   ==============

See notes to condensed financial statements

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three Month Period       Nine Month Period
                                        Ended September 30,      Ended September 30,
                                           1998         1999         1998            1999
                                      -----------  ----------- -------------  ---------------
NET SALES                             $ 5,569,186  $ 7,927,702 $  17,262,101  $    23,912,333

COST OF GOODS SOLD                      1,912,150    2,731,207     6,089,093        8,441,269
                                      -----------  ----------- -------------  ---------------

      Gross profit                      3,657,036    5,196,495    11,173,008       15,471,064

OPERATING EXPENSES:
  Sales and marketing                   1,417,841    2,095,674     4,350,485        6,204,819
  General and administrative              488,068      686,139     1,455,425        1,955,017
  Research and development                344,336      414,238       979,301        1,149,197
  Depreciation and amortization           303,169      439,398       859,875        1,202,806
  Royalties                               268,791      345,894       889,122        1,118,206
                                      -----------  ----------- -------------  ---------------

      Total operating expenses          2,822,205    3,981,343     8,534,208       11,630,045
                                      -----------  ----------- -------------  ---------------

INCOME FROM OPERATIONS                    834,831    1,215,152     2,638,800        3,841,019

OTHER INCOME (EXPENSE)
  Interest income (expense), net          (27,238)     (39,102)      (35,678)        (102,079)
  Equity in net gain of subsidiary              -            -        13,778                -
                                      -----------  ----------- -------------  ---------------

INCOME BEFORE INCOME TAXES                807,593    1,176,050     2,616,900        3,738,940

PROVISION FOR INCOME TAXES                318,461      464,540     1,040,741        1,476,882
                                      -----------  ----------- -------------  ---------------

NET INCOME                            $   489,132  $   711,510 $   1,576,159  $     2,262,058
                                      ===========  =========== =============  ===============

BASIC EARNINGS PER SHARE              $      0.10  $      0.14 $        0.32  $          0.46
                                      ===========  =========== =============  ===============

DILUTED EARNINGS PER SHARE            $      0.10  $      0.14 $        0.32  $          0.44
                                      ===========  =========== =============  ===============

See notes to condensed financial statements

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                          Additional                      Total
                                       Common Stock         Paid-In       Retained     Shareholders'
                                    Shares       Amount     Capital       Earnings        Equity
                                    --------- --------- -------------  ------------  -------------
Balance, December 31, 1998          4,907,163 $  49,072 $  15,015,398  $  7,419,007  $  22,483,477

  Issuance of common stock                700         7         6,993                        7,000
  Exercise of stock options            19,100       191        95,065                       95,256
  Exercise of warrants                 57,029       570       451,354                      451,924
  Issuance of common stock
     under the Company's
     Employee Stock Purchase Plan       1,882        19        20,777                       20,796
  Tax benefit from exercise of
     stock options                                             13,624                       13,624
  Net income                                                              2,262,058      2,262,058
                                    --------- --------- -------------  ------------  -------------

Balance, September 30, 1999         4,985,874 $  49,859 $  15,603,211  $  9,681,065  $  25,334,135
                                    ========= ========= =============  ============  =============

See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Month Period Ended September 30,
                                                              1998               1999
                                                            -----------         -----------
OPERATING ACTIVITIES:
  Net income                                                $ 1,576,159         $ 2,262,058
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               859,875           1,253,481
    Loss on disposal of equipment                                     -              44,470
    Deferred income taxes                                       (18,675)                  -
    Increase in trade receivables                            (1,320,387)         (1,768,600)
    (Increase) decrease in inventories                         (920,549)            695,520
    Increase in prepaids and other assets                       (46,995)            (23,874)
    Increase in income taxes payable                            373,264             504,548
    (Decrease) increase in accounts payable                    (178,376)            296,596
    Increase in other liabilities                               184,972             224,191
                                                            -----------         -----------
      Net cash provided by operating activities                 509,288           3,488,390
                                                            -----------         -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                   (3,852,415)         (3,673,585)
  Maturities of short-term investments                        1,335,740                   -
  Purchases of product licenses and designs                    (200,000)           (150,000)
  Change in unexpended industrial revenue bond proceeds               -             855,413
  Cost of patents and trademarks                                (30,312)           (177,187)
                                                            -----------         -----------
      Net cash used in investing activities                  (2,746,987)         (3,145,359)
                                                            -----------         -----------

FINANCING ACTIVITIES:
  Proceeds from financing of insurance premiums, net             87,278                   -
  Principal payments on debt                                     (3,211)             (4,451)
  Proceeds from issuance of common stock                         12,204             588,600
                                                            -----------         -----------
      Net cash provided by financing activities                  96,271             584,149
                                                            -----------         -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,141,428)            927,180

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD               4,176,293             662,652
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 2,034,865         $ 1,589,832
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $   174,386         $   161,775
    Income taxes                                                705,186             958,710
  Noncash investing and financing activities:
    Relief of compensation accrual on issuance of stock               -               5,971
    Financing of insurance premiums                             271,866                   -

See notes to condensed financial statements

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                          December 31,    September 30,
                                                                              1998             1999
                                                                          ------------    --------------
Capitalized lease obligation payable in monthly installments of $611 through July, 2000, collateralized by equipment with a carrying value of approximately $11,433 as of
September 30, 1999                                                        $     12,835    $        8,384

Industrial Revenue Bond note payable in annual
principal installments as follows:  $300,000 per year from
2000-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (3.9% as of
September 30, 1999); proceeds used to finance construction
of new facility                                                              3,900,000         3,900,000
                                                                          ------------    --------------
     Total long-term debt and capital lease obligations                   $  3,912,835    $    3,908,384
     Less current portion                                                       (6,033)           (8,384)
                                                                          ------------    --------------
                                                                          $  3,906,802    $    3,900,000
                                                                          ============    ==============

The following is a schedule of debt maturities and future minimum lease payments under the capital leases, together with the present value of minimum lease payments as of September 30, 1999:

                                                  Long-Term      Capital Lease
                                                     Debt         Obligations
                                                ------------    --------------
1999 ........................................              -    $        1,833
2000 ........................................   $    300,000             7,188
2001 ........................................        300,000                 -
2002 ........................................        300,000                 -
2003 ........................................        300,000                 -
Thereafter ..................................      2,700,000                 -
                                                ------------    --------------
     Total ..................................   $  3,900,000             9,021

Less interest on capital lease obligations ..                             (637)
                                                                --------------
                                                                $        8,384
                                                                ==============

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

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

         Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                  (in thousands)
                                   ------------------------------------------------
                                                       Tissue
                                    Knee       Hip    License   Other         Total
-----------------------------------------------------------------------------------
Three months ended September 30,
 1998
Net Sales                          $ 4,063   $ 1,095   $  118   $  293   $    5,569
Segment profit from operations         629       114       24       68          835

 1999
Net Sales                          $ 4,866   $ 1,497   $1,074   $  491   $    7,928
Segment profit from operations         663       220      213      119        1,215

Nine months ended September 30,
 1998
Net Sales                          $12,667   $ 3,575   $  194   $  826   $   17,262
Segment profit from operations       1,837       549        6      247        2,639

 1999
Net Sales                          $15,604   $ 4,394   $2,694   $1,220   $   23,912
Segment profit from operations       2,218       691      593      339        3,841
-----------------------------------------------------------------------------------

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

         Total assets not identified with a specific segment (in thousands) are $12,557 at December 31, 1998 and $16,137 at September 30, 1999. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table:

                                         (in thousands)
                          -------------------------------------------------
                                              Tissue
                           Knee       Hip    License   Other         Total
---------------------------------------------------------------------------
December 31, 1998

Total assets, net         $10,755   $ 5,427   $  149   $  350   $   16,681

September 30, 1999

Total assets, net         $10,802   $ 5,558   $  248   $  321   $   16,929
---------------------------------------------------------------------------

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

5.  SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE:
         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                                  Income     Shares           Per               Income         Shares           Per
                                                Numerator  Denominator       Share            Numerator      Denominator       Share
                                              --------------------------------------------------------------------------------------
                                              Three Months Ended September 30, 1998           Three Months Ended September 30, 1999
                                              -------------------------------------           --------------------------------------
Net income                                      $489,132                                       $711,510

BASIC EPS:
Net income available to
   common shareholders                           489,132    4,906,135        $0.10              711,510      4,979,036         $0.14
Effect of Dilutive Securities:
  Stock options                                                44,748                                          250,592
  Warrants                                                      5,551                                           28,117

DILUTED EPS:
Net income available to common
  shareholders plus assumed
  conversions                                    489,132    4,956,434        $0.10              711,510      5,257,745         $0.14

                                              Nine Months Ended September 30, 1998            Nine Months Ended September 30, 1999
                                              -------------------------------------           --------------------------------------
Net income                                    $1,576,159                                     $2,262,058

BASIC EPS:
Net income available to
   common shareholders                         1,576,159    4,905,154        $0.32            2,262,058      4,946,852         $0.46
Effect of Dilutive Securities:
  Stock options                                                37,479                                          227,511
  Warrants                                                      4,104                                           19,524

DILUTED EPS:
Net income available to common
  shareholders plus assumed
  conversions                                  1,576,159    4,946,737        $0.32            2,262,058      5,193,887         $0.44

         For the three months ended September 30, 1998, options to purchase 357,975 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three months ended September 30, 1999, there were no options to purchase shares of common stock excluded in the computation of diluted EPS because the options' exercise prices were less than the average market price of the common shares.

         For the nine months ended September 30, 1998, options to purchase 371,975 shares of common stock at prices ranging from $7.13 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the nine months ended September 30, 1999, there were no options to purchase shares of common stock excluded in the computation of diluted EPS because the options' exercise prices were less than the average market price of the common shares.

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

                         SALES SUMMARY BY PRODUCT LINE

                                               NINE MONTHS ENDED                             THREE MONTHS ENDED
                                    ------------------------------------------- --------------------------------------------
                                     SEPTEMBER 30, 1998     SEPTEMBER 30, 1999    SEPTEMBER 30, 1998     SEPTEMBER 30, 1999
HIP PRODUCTS                        UNITS     $      %    UNITS     $       %   UNITS    $        %     UNITS     $      %
                                    -----     -      -    -----     -       -   -----    -        -     -----     -      -
 Cemented                           3,748   1,727  10.0%  4,617   2,164    9.0% 1,223    544     9.8%   1,562    712    9.0%
 Porous Coated                      3,767   1,286   7.4%  4,693   1,691    7.1% 1,204    381     6.8%   1,540    606    7.6%
 Bipolar                              743     346   2.0%    781     368    1.5%   234    105     1.9%     243    115    1.5%
 Revision                             101     216   1.3%     85     171    0.7%    24     65     1.2%      31     64    0.8%
                                   -------------------------------------------- --------------------------------------------
Total Hip Products                  8,359   3,575  20.7% 10,176   4,394   18.3% 2,685  1,095    19.7%   3,376  1,497   18.9%

Knee Products
 Cemented Cruciate Sparing         11,885   5,070  29.4% 13,400   6,024   25.2% 3,168  1,534    27.6%   3,692  1,772   22.4%
 Cemented Posterior Stabilized      7,276   4,726  27.4%  8,624   5,685   23.8% 2,179  1,516    27.2%   2,647  1,823   23.0%
 Porous Coated                      1,243   1,290   7.5%  1,390   1,556    6.5%   314    348     6.2%     396    477    6.0%
 Revision                           2,908   1,581   9.1%  4,374   2,339    9.8% 1,148    665    11.9%   1,488    794   10.0%
                                   -------------------------------------------- --------------------------------------------
Total Knee Products                23,312  12,667  73.4% 27,788  15,604   65.3% 6,809  4,063    72.9%   8,223  4,866   61.4%

Instrument Sales and Rental                   644   3.7%            840    3.5%          210     3.8%            336    4.2%
Tissue Services                               194   1.1%          2,694   11.3%          118     2.1%          1,074   13.5%
Acudriver                                     103   0.6%            218    0.9%           55     1.0%             84    1.1%
Miscellaneous                                  79   0.5%            162    0.7%           28     0.5%             71    0.9%
                                           -------------         --------------        --------------          -------------
Total                                      17,262 100.0%         23,912  100.0%        5,569   100.0%          7,928  100.0%
                                           =============         ==============        ==============          =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales increased by $2,358,516, or 42%, to $7,927,702 in the quarter ended September 30, 1999 from $5,569,186 in the quarter ended September 30, 1998. The increase in net sales resulted from increases in unit and dollar volume of all the Company's product lines. Sales of knee implant products increased by 21% on a unit basis and by 20% on a dollar basis from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. Hip implant sales increased by 26% on a unit basis and by 37% on a dollar basis from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. Revenue from providing OpteFORM/trademark/ tissue service increased by $955,610 to $1,073,870 in the quarter ended September 30, 1999 from $118,260 in the quarter ended September 30, 1998. Sales of AcuDriver/trademark/ increased by $28,137, or 51%, to $83,749 in the quarter ended September 30, 1999 from $55,612 in the quarter ended September 30, 1998. The overall increase in knee sales resulted from growth in all areas. Optetrak/registered trademark/ component sales increased 20% to $4,866,257 in the quarter ended September 30, 1999, from $4,062,323 in the quarter ended September 30, 1998. The overall increase in hip sales is primarily the result increases in sales of MCS/registered trademark/ porous coated hip system which increase $224,842, or 59%, to $605,705 in the quarter ended September 30, 1999 from $380,863 in the quarter ended September 30, 1998. International sales increased 18% to $1,078,890 in the quarter ended September 30, 1999, from $919,327 in the quarter ended September 30, 1998 as international distributors continued to enter new markets. In the quarter ended September 30, 1999, the Company entered the Lebanese market. As a percentage of sales, international sales decreased to 14% in the quarter ended September 30, 1999, as compared to 17% in the quarter ended September 30, 1998. The decrease is primarily due to the growth in domestic sales, coupled with the initial stocking order for the Company's Japanese distributor which occurred in the comparable quarter ended September 30, 1998.

         Gross profit increased by $1,539,459, or 42%, to $5,196,495 in the quarter ended September 30, 1999, from $3,657,036 in the quarter ended September 30, 1998. As a percentage of sales, gross profit remained constant at 66% in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

         Total operating expenses increased by $1,159,138, or 41%, to $3,981,343 in the quarter ended September 30, 1999 from $2,822,205 in the quarter ended September 30, 1998. Sales and marketing expenses, the largest component of total operating expenses, increased by $677,833, or 48%, to $2,095,674 in the quarter ended September 30, 1999 from $1,417,841 in the quarter ended September 30, 1998. Sales and marketing expenses, as a percentage of sales, remained 26% in the quarters ended September 30, 1999 and September 30, 1998. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $198,071, or 41%, to $686,139 in the quarter ended September 30, 1999 from $488,068 in the quarter ended September 30, 1998. As a percentage of sales, general and administrative expenses remained constant at 9% in the quarters ended September 30, 1999 and September 30, 1998. Total general and administrative expenses increased in the quarter ended September 30, 1999 primarily as a result of costs associated with implementation of computer software improvements and legal fees.

         Research and development expenses increased by $69,902, or 20%, to $414,238 in the quarter ended September 30, 1999 from $344,336 in the quarter ended September 30, 1998. As a percentage of sales, research and development expenses decreased from 6.2% of sales in the quarter ended September 30, 1998 to 5.2% in the quarter ended September 30, 1999. Although overall expenditures increased, research and development expenses decreased as a percentate of sales due to the overall increase in sales.

         Depreciation and amortization increased to $439,398 in the quarter ended September 30, 1999, from $303,169 in the quarter ended September 30, 1998. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and computer systems investments. During the quarter ended September 30, 1999, $359,872 of surgical instruments and $105,026 of computer systems and software were placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $77,103 to $345,894 in the quarter ended September 30, 1999, from $268,791 in the quarter ended September 30, 1998, primarily as a result of growth in sales of knee implant products. As a percentage of sales, royalty expenses decreased to 4.4% in the quarter ended September 30, 1999, as compared to 4.8% in the quarter ended September 30, 1998. This decrease, as a percentage of sales, is principally due to the cessation of royalty payments on the Company's bipolar product line and a lower percentage of sales from the knee product line, which incurs a higher royalty rate.

         The Company's income from operations increased by $380,321, or 46%, to $1,215,152 in the quarter ended September 30, 1999, from $834,831 in the quarter ended September 30, 1998. The increase was primarily due to the increase in sales and gross profit, which outpaced the increase in operating expenses.

         The Company realized net interest expense of $39,102 in the quarter ended September 30, 1999, as compared to $27,238 in the quarter ended September 30, 1998. The increase was the result of lower interest income from unexpended revenue bond proceeds, which offset interest charges associated with the industrial revenue bond (IRB) debt financing for construction of the Company's facility. Interest expense of $53,564 for the quarter ended September 30, 1999 was partially offset by $14,462 of interest income.

         Income before provision for income taxes increased by $368,457, or 46%, to $1,176,050 in the quarter ended September 30, 1999, from $807,593 in the quarter ended September 30, 1998. The provision for income taxes was $464,540 in the quarter ended September 30, 1999, compared to $318,461 in the quarter ended September 30, 1998.

         As a result, the Company realized net income of $711,510 in the quarter ended September 30, 1999, compared to $489,132 in the quarter ended September 30, 1998, a 46% increase. As a percentage of sales, net income remained constant at 9% in the quarters ended September 30, 1999 and September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales increased by $6,650,232, or 39%, to $23,912,333 in the nine months ended September 30, 1999, from $17,262,101 in the nine months ended September 30, 1998. Sales of knee implant products increased by 19% on a unit basis and by 23% on a dollar basis from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. Sales of the Optetrak/registered trademark/ knee system increased by $2,937,189, or 23%, to $15,603,925 in the nine months ended September 30, 1999, from $12,666,736 in the nine months ended September 30, 1998. Sales of hip implant products increased by 22% on a unit basis and by 23% on a dollar basis from the nine months ended September 30, 1998, to the nine months ended September 30, 1999. The increase in hip sales was primarily the result of an increase in MCS/registered trademark/ porous coated hip system sales which increased to $1,690,926 in the nine months ended September 30, 1999, from $1,285,937 in the nine months ended September 30, 1998. Tissue service revenue from OpteFORM/trademark/ increased to $2,693,700 for the nine months ended September 30, 1999, as compared to $193,755 in the nine months ended September 30, 1998. Sales of AcuDriver/trademark/ increased to $217,450 for the nine months ended September 30, 1999, from $103,203 in the nine months ended September 30, 1998. International sales increased 21% to $4,179,854 in the nine months ended September 30, 1999, from $3,466,747 in the nine months ended September 30, 1998. As a percentage of sales, international sales decreased to 17% in the nine months ended September 30, 1999, as compared to 20% in the nine months ended September 30, 1998.

         Gross profit increased by $4,298,056, or 38%, to $15,471,064 in the nine months ended September 30, 1999, from $11,173,008 in the nine months ended September 30, 1998. As a percentage of sales, gross profit remained constant at 65% in the nine months ended September 30, 1998 and September 30, 1999.

         Total operating expenses increased by $3,095,837, or 36%, to $11,630,045 in the nine months ended September 30, 1999, from $8,534,208 in the nine months ended September 30, 1998. Sales and marketing expenses, the largest component of total operating expenses, increased 43% to $6,204,819 in the nine months ended September 30, 1999, from $4,350,485 in the nine months ended September 30, 1998. The increase in sales and marketing expenses is primarily a result of the increase in commissions associated with the increase in sales. As a percentage of sales, sales and marketing expenses increased slightly to 25.9% in the nine months ended September 30, 1999, from 25.2% in the nine months ended September 30, 1998.

         General and administrative expenses increased 34% to $1,955,017 in the nine months ended September 30, 1999, from $1,455,425 in the nine months ended September 30, 1998. As a percentage of sales, general and administrative expenses decreased to 8.2% in the nine months ended September 30, 1999, from 8.4% in the nine months ended September 30, 1998. Research and development expenses increased 17% to $1,149,197 in the nine months ended September 30, 1999, from $979,301 in the nine months ended September 30, 1998. As a percentage of sales, research and development expenses decreased to 4.8% for the nine months ended September 30, 1999, from 5.7% for the nine months ended September 30, 1998.

         Depreciation and amortization increased to $1,202,806 in the nine months ended September 30, 1999, from $859,875 in the nine months ended September 30, 1998. Depreciation expenses increased as a result of the increased investment in surgical instrumentation, production equipment, and computer systems. During the nine months ended September 30, 1999, $1,329,899 of surgical instruments, $1,437,752 of production equipment, and $589,645 of computer systems and software were placed in service.

         Royalty expenses increased 26% to $1,118,206 during the nine months ended September 30, 1999, from $889,122 in the nine months ended September 30, 1998, primarily as a result of growth in sales on knee implants. As a percentage of sales, royalty expenses decreased to 4.7% in the nine months ended September 30, 1999 from 5.2% in the nine months ended September 30, 1998.

         The Company's income from operations increased 46%, to $3,841,019 in the nine months ended September 30, 1999, from $2,638,800 in the nine months ended September 30, 1998. The increase was primarily attributable to the increase in sales and gross profit, which increased more than operating expenses.

         The Company realized net interest expense of $102,079 in the nine months ended September 30, 1999, as compared to $35,678 in the nine months ended September 30, 1998. Interest expense of $161,774 for the nine months ended September 30, 1999, was partially offset by $59,695 of interest income.

         The Company recognized a $13,778 gain associated with the sale of its interest in Techmed, its Italian distributor, in the nine months ended September 30, 1998. There were no gains or losses in the nine months ended September 30, 1999.

         Income before provision for income taxes increased 43%, to $3,738,940 in the nine months ended September 30, 1999, from $2,616,900 in the nine months ended September 30, 1998. The provision for income taxes was $ 1,476,882 in the nine months ended September 30, 1999, as compared to $1,040,741 in the nine months ended September 30, 1998.

         As a result, the Company realized net income of $2,262,058 in the nine months ended September 30, 1999, compared to $1,576,159 in the nine months ended September 30, 1998, a 44% increase. As a percentage of sales, net income increased to 9.5% in the nine months ended September 30, 1999 as compared to 9.1% in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At September 30, 1999, the Company had working capital of $16,858,056 compared to $15,867,747 at December 31, 1998. The increase in working capital is primarily the result of an increase in cash and accounts receivable. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 1999 increased to $1,589,832 from $662,652 at December 31, 1998. The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in June 2000. At September 30, 1999, there were no amounts outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $3,488,390 in the nine months ended September 30, 1999 as compared to $509,288 in the nine months ended September 30, 1998. The primary reason for the change was the decrease in inventory of $695,520 in the nine months ended September 30, 1999, as compared to the $920,549 increase in inventory in the nine months ended September 30, 1998. Income taxes payable, accounts payable and other liabilities increased $1,025,335 in the nine months ended September 30, 1999, as compared to an increase of $379,860 in the nine months ended September 30, 1998. Cash required as a result of the increase in trade receivables was $1,768,600 for the nine month period ended September 30, 1999, as compared to $1,320,387, for the nine month period ended September 30, 1998.

INVESTING ACTIVITIES

         The Company used net cash in investing activities of $3,145,359 in the nine months ended September 30, 1999, primarily due to the investment of $3,673,585 in property and equipment, and $327,187 for the purchase of product licenses and patents. The Company redeemed the balance of the remaining proceeds of the Industrial Revenue Bond (IRB) debt financing for a portion of the property and equipment purchased. As of September 30, 1999, $1,496,421 was invested in daily maturing funds and repurchase agreements.

FINANCING ACTIVITIES

         Financing activities for the nine months ended September 30, 1999 provided net cash of $584,149 as compared to $96,271 in the nine months ended September 30, 1998. Proceeds from the exercise of outstanding stock options and warrants provided cash of $588,600 during the nine month period ended September 30, 1999, as compared to the financing of insurance premiums during the nine months ended September 30, 1998, which provided cash of $87,278.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance, as part of the Company's Year 2000 Compliance Plan. Internal and external resources were used to make the required modifications and test Year 2000 Compliance. The modification and testing processes of all significant applications were completed in the second quarter of 1999.

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

         The total cost to the Company of these Year 2000 Compliance activities has not been material to its financial position or results of operations in any given year. Costs specifically identified with this activity were less than $10,000.

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

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         Previously Reported

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits:

         EXHIBIT           DESCRIPTION
         -------           -----------
           11.1            Statement re: computation of per share earnings
           27              Financial Data Schedule

      b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Exactech, Inc.

Date: November 12, 1999                    By:      /s/ TIMOTHY J. SEESE
                                                    ----------------------------
                                           Timothy J. Seese
                                           President and Chief
                                           Operating Officer

Date: November 12, 1999                    By:      /s/ JOEL C. PHILLIPS
                                                    ----------------------------
                                           Joel C. Phillips
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
  11.1            Statement re: computation of per share earnings
  27              Financial Data Schedule