Form 10-K405
period 1999-12-31
EXACTECH INC
filed 2000-03-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 4, 2000, the number of shares of the registrant's Common Stock outstanding was 5,008,079. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 4, 2000 was approximately $31,752,842, based on a closing sale price of $12.75 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS
                                       AND
                              CROSS REFERENCE SHEET

                                                                                                PAGE NUMBER
PART I        Item 1.      Business
                                Business Overview                                                     3
                                Products                                                              3
                                Marketing and Sales                                                   6
                                Manufacturing and Supply                                              6
                                Patents and Proprietary Technology                                    7
                                Research and Development                                              9
                                Scientific Advisory Board                                             9
                                Competition                                                          10
                                Product Liability and Insurance                                      10
                                Government Regulation                                                10
                                Employees                                                            13
                                Executive Officers of the Registrant                                 13
              Item 2.      Properties                                                                15
              Item 3.      Legal Proceedings                                                         15
              Item 4.      Submission of Matters to a Vote of Security Holders                       15

PART II       Item 5.      Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                              16
              Item 6.      Selected Financial Data                                                   17
              Item 7.      Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                        18
              Item 7.A     Quantitative and Qualitative Disclosures About Market Risk                23
              Item 8.      Financial Statements and Supplementary Data                               24
              Item 9.      Changes in and Disagreements with Accountants on                          39
                                    Accounting and Financial Disclosure

PART III      Item 10.     Directors and Executive Officers of the Registrant                        39
              Item 11.     Executive Compensation                                                    39
              Item 12.     Security Ownership of Certain Beneficial Owners
                                    and Management                                                   39
              Item 13.     Certain Relationships and Related Transactions                            39

PART IV       Item 14.     Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                      40

PART  I

ITEM 1.   BUSINESS

         Exactech, Inc. (the "Company", or "Exactech") develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and overseas. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Early in the Company's history, revenues were principally derived from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak(R), a total primary knee replacement system, which had been in development for three years. The Optetrak(R) knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak(R) system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak(R) system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. The Company has entered into an agreement with the Hospital for Special Surgery which gives the Company a non-exclusive option with respect to future knee systems developed at the Hospital for Special Surgery. During 1999, the Company began full domestic distribution of Opteformtm, a bone allograft material.

ORTHOPAEDIC IMPLANT AND BIOLOGICS INDUSTRY

         According to the Orthopedic Network News Volume 10 Number 3, United States sales of orthopaedic implant products were approximately $1.913 billion in 1998, an increase of 3.1% from 1997. During 1998, sales of knee implants were approximately $1.07 billion, an increase of 3.0% from 1997, while sales of hip implants were approximately $847.3 million, an increase of 3.2% from 1997. Volume 10 Number 4 of this same publication reported that sales of bone graft and bone substitutes were approximately $225 million in 1998. Projected sales for 1999 were $275 million.

         Management believes that the industry will continue to grow due to the increase in the number of people over age 65. Longer life spans and the continuing aging of the population increases the number of individuals whose joints will be subject to failure. Furthermore, the "baby-boomers" are approaching the age where arthritis and osteoporosis begin to affect joints, necessitating joint replacement. As this segment of the population continues to age, an increasing demand for joint replacement procedures is anticipated. Finally, the earlier generations of implanted joint replacement prostheses have begun to reach their maximum life and are beginning to fail, resulting in an increased demand for hip and knee revisions.

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

         KNEE PRODUCTS. The Company believes that its Optetrak(R) knee system represents a major advance in knee implant design. The Optetrak(R) knee system was developed in collaboration with the Hospital for Special Surgery in New York and a design team consisting of physicians and bioengineers affiliated with major medical facilities and academic institutions. The Company's Optetrak(R) system is a modular system designed to improve patellar tracking, reduce articular contact stress that leads to implant failure, and provide increased range of motion. Laboratory testing performed by the Company and clinical testing performed by the Company's design team members has demonstrated that the system produces substantially lower articular contact stress and improved patellar tracking compared to other knee implant systems.

         The Optetrak(R) system includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs) or a posterior stabilized femoral component (in both cemented and porous coated designs). These femoral components are made of a cobalt chromium alloy. The system is also available with several alternative tibial components, including titanium tibial tray components with both finned keel and trapezoid keel with stem augmentation, blocks and full or half wedges, and all polyethylene tibial components, which are cruciate sparing or posterior stabilized. The stem and block augmentation allow the surgeon to rebuild the ends of the patient's bones to allow fixation of the implant system. The metal components of the Optetrak(R) system are precision machined resulting in better congruence among components and material performance. The Company's patellar and tibial insert products are made of compression molded, ultra-high molecular weight polyethylene. Because of variations in human anatomy and differing design preferences among surgeons, knee components are manufactured by the Company in a variety of sizes and configurations. Bone cement is used to affix the implants to the bone.

         The Optetrak(R) system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The Company commenced full-scale marketing of the constrained system in 1997. The system includes two types of components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes enhanced stem and block augmentation and can be used with many components of the primary system. The constrained condylar femoral component was designed to provide greater constraint between the system components to compensate for ligaments weakened or lost due to disease or as a result of the original implant. The Company is also designing a unicondylar knee system. The Company will be required to obtain Food and Drug Administration ("FDA") clearance to market the unicondylar knee system.

         HIP PRODUCTS. The Company began marketing a hip implant system in 1987. Currently, the Company's line of hip implant products includes four total hip implant systems: AcuMatch(TM) C-Series Cemented Femoral Stem, AuRA(R) Revision Hip System, MCS(R) Porous Coated Total Hip System, and the Opteon(R) Cemented Stem System. The AuRA(R) Revision System includes revision long stems and calcar replacement stems. Additionally, the Company markets two primary partial hip implant systems, its unipolar and its bipolar implant components.

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

         During October 1999, the Company began full-scale marketing of the AcuMatch(TM) C-Series Cemented Femoral Stem which was the initial product release of a comprehensive update to its hip product systems. The AcuMatch(TM) C-Series stem seeks to improve stability and reduce dislocation complications by improving head/neck ratio and restoring anatomic offset for patients requiring cemented hip arthroplasty (joint reconstructive surgery). This forged cobalt chromium stem will incorporate instrumentation that will be used with additional AcuMatch(TM) hip product lines scheduled for full-scale marketing during 2000. The AcuMatch(TM) A-Series Acetabular System will provide an updated design with a more comprehensive acetabular offering and will replace the existing MCS(R) Acetabular System. The AcuMatch(TM) P-Series Press Fit Femoral Stem System with multiple coating options will use integrated instruments and similar neck geometries as the C-Series and will replace the MCS(R) Porous Coated Total Hip System. The AcuMatch(TM) L-Series Hip Systems will provide cemented and press fit alternatives without the premium features found on the C-Series and P-Series stems.

         During 1996, the Company licensed patented technology for a modular revision hip system. The Company commenced product development of the modular revision hip system during 1997. The Company has continued product development and received FDA clearance to market the system in January 2000. The Company plans to commence full-scale marketing of this product in 2000 under the trade name AcuMatch(TM) M-Series Modular Hip System. The AcuMatch(TM) M-Series will be plasma coated and consist of a three-piece stem that can be used in both primary and revision surgeries.

         Once completed, AcuMatch(TM) will be a comprehensive system that provides solutions for a broad range of patient indications. The AcuMatch(TM) Integrated Hip System will be comprised of a new primary total hip replacement system as well as revision components. It can also be used for fracture and tumor applications. All AcuMatch(TM) primary stem components have a common proximal geometry which affords the surgeon reproducability of results regardless of which series is selected. AcuMatch(TM) P-Series, C-Series and L-Series components can be implanted using a single set of surgical instruments which makes the system more cost effective.

         The Company also provides a moderate demand femoral stem, the Opteon(R) forged cobalt chromium femoral stem.

         The Company's MCS(R) Porous Coated Total Hip System was designed to minimize thigh pain and abnormal bone remodeling resulting from bone-implant stiffness mismatch. The Company's MCS(R) Porous Coated Total Hip System was also designed to avoid unnecessary damage to the bone and its blood supply during femoral preparation. The Company also provides instrumentation that facilitates reproducible implantation of the implant. The system consists of a modular acetabular cup and cup liner, screws for supplemental fixation of the acetabular cup, a modular head and a femoral stem. All of the Company's femoral heads are designed to be used with its femoral stems, including the Ziramic(R) (zirconia ceramic) femoral head which was designed to further reduce friction and polyethylene wear. This system will be phased-out in 2000 and 2001 as the AcuMatch(TM) P-Series and A-Series are released.

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

         The Company has acquired an exclusive license for an improved, and patented, surgical oscillating saw system that significantly reduces vibration, noise, and problems with control in surgery. The Company is currently exploring development options for this product.

         The Company has signed a worldwide distribution agreement with Regeneration Technology Inc., an affiliate of the University of Florida Tissue Bank, for new bone grafting material technology. The initial material supplied under this agreement, OpteFORM(TM), includes traditional allograft material components, and has the unique property of being fully formable at a temperature of 43(Degree) to 45(Degree)C which is just above body temperature. The material becomes a resilient solid when its temperature falls to body temperature (37(Degree)C). Exactech distributes OpteFORM(TM) as a service through the Company's current domestic distribution. The Company commenced this service in the fourth quarter of 1998, with full domestic distribution occurring in 1999.

      During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive") AcuDriver(TM) product line. The AcuDriver(TM) Automated Osteotome System is an air-driven impact hand piece that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The AcuDriver(TM) accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

MARKETING AND SALES

         The Company markets its orthopaedic implant products in the United States through 52 independent agencies and one domestic distributor that acts as the Company's sales representatives, and internationally through ten foreign distributors. The customers for the Company's products consist of hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision which orthopaedic implant to use. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sales agencies pursuant to which the agency is granted the exclusive right to market the Company's products in the specified territory and the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agencies do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by two Regional Managers (West and East). The Company has contractual arrangements with its domestic distributors which are similar to its arrangements with its sales agencies, except the Company does not pay the distributors commissions and the distributors purchase inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in 41 states, including Florida, New York, California, Texas, Ohio, Pennsylvania, Michigan and Illinois.

         The Company provides inventories of its products to its United States sales agencies until sold or returned for their use in marketing its products and filling customer orders. As the size of the component to be used is frequently not known until surgery has commenced and because surgeons give little or no advance notice of surgery, a minimum of one size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company's expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company's inventory becomes obsolete, it would have a material adverse effect on the Company. The Company maintains a reserve for inventory due to obsolescence and slow moving items.

         During the years ended December 31, 1997, 1998 and 1999, approximately 6%, 7% and 6%, respectively, of the Company's sales were derived from a major customer. During each of the years ended December 31, 1997, 1998, and 1999, one distributor, MBA Del Principado, S.p.A., accounted for approximately 13%, 14%, and 13% respectively, of the Company's sales.

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

         The Company currently offers its products in thirteen countries in addition to the United States: Argentina, Australia, Belgium, Columbia, Greece, Japan, Italy, Lebanon, Luxembourg, Portugal, Spain, Turkey, and the United Kingdom. For the years ended December 31, 1997, 1998 and 1999, foreign sales accounted for $3,051,151, $5,007,105 and $6,169,250, respectively, representing approximately 17.3%, 20.8% and 18.7%, respectively, of the Company's sales. For the years ended December 31, 1997, 1998, and 1999, gross profit from foreign sales accounted for $1,127,455, $1,871,577 and $2,627,166, respectively. The Company intends to continue to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In order to expand its global sales and marketing capabilities, the Company is assessing the attractiveness of establishing local manufacturing to serve the EEC and Asian markets.

MANUFACTURING AND SUPPLY

         The Company historically utilized third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. During 1998, the Company began manufacturing some of its components, and during 1999, the Company increased the number of internally manufactured components. The Company consults with its vendors in the early stages of the design process of its products. This strategy of using third-party vendors for some manufacturing and consulting enables the Company to efficiently source product requirements while affording it considerable flexibility. Because the Company is able to obtain competitive prices from a number of suitable suppliers with FDA-approved facilities, the Company believes it is able to offer high quality products at cost-effective prices. With the increase of internal manufacturing, the Company anticipates a greater degree of control of production costs. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors, and may in the future establish manufacturing strategic alliances to assure itself of continued low-cost production. For the years ended December 31, 1997, 1998 and 1999, the Company purchased approximately 72%, 74% and 71% respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the Company to its vendors.

         The Company's internal manufacturing, assembly, packaging and quality control operation are conducted at its principal offices in Gainesville, Florida. Each component received from its vendors is examined by Company personnel prior to assembly or packaging to ensure that it meets the Company's specifications.

PATENTS AND PROPRIETARY TECHNOLOGY; LICENSE AND CONSULTING AGREEMENTS

         The Company holds United States patents covering one of its femoral stem components, its bipolar partial hip implant system, features of its Optetrak(R) tibial components, and certain surgical instrumentation, has patent applications pending with respect to certain surgical instrumentation and certain implant components and anticipates that it will apply for additional patents it deems appropriate. In addition, the Company holds licenses from third parties to utilize certain patents, including an exclusive license to an oscillating saw technology and a non-exclusive license (described below) to certain patents, patents pending and technology utilized in the design of the Optetrak(R) knee system. As a result of the rapid rate of development of reconstructive products, the Company believes that patents have not been a major factor in the orthopaedic industry to date. However, patents on specific designs and processes can provide a competitive advantage and management believes that patent protection of orthopaedic products will become more important as the industry matures. Although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur.

         In addition to patents, the Company relies on trade secrets and proprietary know-how and employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements.

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1997, 1998 and 1999, the Company paid royalties aggregating $288,759, $432,242 and $540,773 respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two members of its design team in connection with the development of its AuRA(R) and AcuMatch(TM) hip systems.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1997, 1998 and 1999, the Company paid Dr. Burstein $123,750, $135,000 and $135,000, respectively, as compensation under the consulting agreement.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak(R) knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak(R) knee implant system will not infringe the intellectual property rights of third parties. During the years ended December 31, 1997, 1998 and 1999, the Company recognized royalties to the Hospital for Special Surgery of $474,357, $650,548 and $812,832, respectively.

         Pursuant to a License Agreement (the "University License Agreement") between the University of Florida (the "University") and the Company, the Company has been granted the exclusive right and license in perpetuity to make, use and sell a spinal implant device under patents owned by the University. In consideration for the right to utilize the University patents, the Company paid the University an initial license issue fee of $6,000 and, if and when the patented products or processes are utilized in devices or products sold by the Company, the Company will be required to pay the University a royalty in an amount equal to 5% of the Company's net sales of any such products in the United States, up to a maximum royalty of $500,000, and thereafter a royalty of 2% of such net sales. This royalty will be payable by the Company during the period ending ten years from the Company's first sale of a device utilizing the University patent. In addition, the University License Agreement provides that the Company will remit to the University 75% of all royalties received by the Company for sales outside of the United States under sublicense agreements relating to the patented products or processes. In connection with the University License Agreement, the Company also has agreed to assist the University in developing certain other devices currently being researched and tested which are intended to be patented by the University. To date, the Company has only utilized the University patents in connection with product research and development and accordingly, the Company has paid no royalties to the University under the University License Agreement.

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

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Accumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Accumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Accumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company was obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Accumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. Pursuant to the terms of the agreement, royalty payments ceased on, April 6, 1999, the seventh anniversary of the Company's first sale. During the years ended December 31, 1997, 1998 and 1999, the Company paid royalties to Accumed of approximately $11,906, $12,764 and $6,988 respectively.

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

         During October 1996, the Company licensed certain patent technology for development of a modular hip system from Medicine Lodge, Inc. The patent license fees total $360,000, of which $275,000 was paid upon the execution of the agreement and an additional $85,000 was payable at the time of FDA clearance to market the products. Additionally, the original agreement required the Company to issue a stock option for 20,000 shares of the Company's stock. During May 1999, the Company entered into an amendment to this patent agreement. Pursuant to this amendment, the Company paid the additional $85,000 from the original agreement and paid $92,188 in lieu of issuing a stock option for 20,000 shares of the Company's common stock.

         During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and the balance of $150,000 was paid in January 1999.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1997, 1998 and 1999, the Company expended $937,988, $1,271,825 and $1,621,175, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction of the revision components of the Company's Optetrak(R) knee implant system, the AuRA(R) Hip System in 1997, and the AcuMatch(TM) Cemented Hip System in 1999. The Company's principal research and development efforts currently relate to the following new product line offerings: the AcuMatch(TM) A-Series new primary acetabular system, AcuMatch(TM) M-Series new modular hip system, AcuMatch(TM) P-Series press-fit hip system, and advanced biologic materials.

SCIENTIFIC ADVISORY BOARD

         The Company's strategy is to utilize members of its Scientific Advisory Board, consisting of internationally known physicians and biomechanists, in the design process to facilitate the development of high quality products at cost-effective prices. The Scientific Advisory Board assists the Company in identifying new product opportunities, provides evaluation and comments on existing product development and clinical programs, and provides a direct link between the Company and the academic, medical and scientific communities which permits the Company to quickly identify and respond to the demands of orthopaedic surgeons. Members of the Scientific Advisory Board generally meet at least quarterly. In addition, from time to time, the members of the Scientific Advisory Board consult with the Company individually at the request of the Company. The Company has entered into consulting agreements with certain members of the Scientific Advisory Board pursuant to which the Company pays royalties to such members. See "Patents and Proprietary Technology; License and Consulting Agreements." The members of the Scientific Advisory Board in addition to Dr. William Petty and Dr. Gary J. Miller include: Gordon Allen, M.D., Albert H. Burstein, Ph.D., Edmund Chao, Ph.D., Charles Cornell, M.D., James Crutcher, M.D., Ivan Gradisar, M.D., Norm Johansen, M.D., Wayne Moody, M.D., William Murray, M.D., Charles Nelson, M.D., Raymond Robinson, M.D., Robert Trousdale, M.D., Richard Vlasak, M.D., and William Wilson, M.D.

COMPETITION

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. During 1998, there was a consolidation among a few of the largest competitors in the industry. Johnson & Johnson, the third largest company in the industry, in terms of overall market share, acquired the second largest company, DePuy, Inc., and the fourth largest company, Stryker Corp., purchased the fifth largest company, Howmedica, Inc. The largest competitors in the orthopaedic hip implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Stryker Corp., and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 79.3% in 1998. The largest competitors in the orthopaedic knee implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Stryker Corp., and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 74.8% in 1998.

         Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, the strength of their distribution network and price. While price is a key factor in the orthopaedic market, there are other significant factors, including: surgeon preference, ease-of-use, clinical results, and service provided by the Company and its representatives. Due to health care reform, the rapid expansion of managed care at the expense of traditional private insurance and the advent of hospital buying groups, management believes that the price of the Company's orthopaedic implant products will continue to become a more important competitive factor. Manufacturers of medical devices, including orthopaedic implants, are increasingly attempting to enter into contracts with hospital chains or hospitals pursuant to which the hospital chains agree to purchase their products exclusively from such manufacturers, usually in exchange for discounted prices. If the Company's competitors are successful in securing such contracts, the Company's ability to compete may be materially adversely affected. Although to date generic products have not been a significant factor in the orthopaedic implant market, price may become even more important if suppliers of generic products enter the market on a larger scale.

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

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) pre-market notifications, including: its cemented hip implant system, including femoral stem, acetabular cup and femoral heads; bone screws; porous coated cemented femoral stem and acetabular component; bipolar partial hip implant; Zirconia(R) (ceramic) femoral heads; Opteon(R) femoral stem for cemented and noncemented use; MCS femoral stem and acetabular component for cemented and noncemented use; AuRA(R) femoral stem; the Optetrak(R) knee replacement system; and the AcuMatch(TM) M-Series femoral stem.

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

         Prior to 1996, the Company voluntarily initiated and satisfactorily completed two Class III recalls. A Class III recall is defined as a situation in which the use of a violative product is not likely to cause adverse health consequences. One recall involved a partially mislabeled product. The second involved the manufacturing process of a bone screw. FDA reviewed and authorized these two recalls, and concluded that each of the two recalls was conducted and completed properly. During September 1997, the Company voluntarily initiated a Class II recall as the result of the failure of an Opteon(R) femoral hip stem. A Class II recall is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 80 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

NAME                                 AGE       POSITION
----                                 ---       --------
William Petty, M.D. ..............    57       Chairman of the Board and Chief Executive Officer
Timothy J. Seese .................    53       President, Chief Operating Officer and Director
Gary J. Miller, Ph.D. ............    52       Vice President, Research and Development and Director
David W. Petty ...................    33       Vice President, Marketing
Marc J. Olarsch ..................    38       Vice President, Sales
Joel C. Phillips .................    32       Chief Financial Officer and Treasurer
Betty Petty ......................    57       Secretary

         WILLIAM PETTY, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty was a Professor at the University of Florida College of Medicine from 1975 to 1998 and served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has also served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the JOURNAL OF BONE AND JOINT SURGERY, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, TOTAL JOINT REPLACEMENT, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty continues a limited practice in the surgical field of total joint arthroplasty. He devotes most (approximately 90%) of his time to the business affairs of the Company.

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

         MARC J. OLARSCH has been Vice President, Sales since July 1993. From 1984 to July 1993, he was employed by Carapace, the United States subsidiary of Lohmann GmbH & Co., KB, Neuwied, Germany, a manufacturer of orthopaedic casting material, surgical wound dressings and bandages. During his tenure with Carapace, he held the positions of Regional Sales Manager and National Sales Manager. He has extensive experience with group purchasing organizations, independent manufacturers' representatives, as well as company-employed territory managers and sales representatives.

         JOEL C. PHILLIPS has been Chief Financial Officer since July 1998. Mr. Phillips has been the Treasurer of the Company since March 1996, prior to which he was Manager, Accounting and Management Information Systems since April 1993. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. He is responsible for the Company's accounting and control function. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a certified public accountant.

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

         In August 1999, the Company acquired approximately three acres of land nearby to its existing facility for future expansion requirements. See "Notes to Financial Statements - Note 10 Asset Purchases".

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On August 21, 1997, a competitor of the Company filed a complaint in the United States District Court in New Jersey alleging that the Company induced several of the competitor's sales agents to breach their employment agreements when the Company contracted with these agents to sell the Company's products. The plaintiff was seeking an unspecified monetary award and punitive damages in the amount to be determined at trial. The plaintiff also sought to enjoin the Company from soliciting plaintiff's employees, interfering with their customer relationships and selling products to their former customers. At a hearing in the Superior Court of New Jersey on October 8, 1997, the judge denied the plaintiff's request for injunctive relief. On December 23, 1998, the Company settled the lawsuit by agreeing to pay the competitor an unspecified sum for the release of all claims raised in the lawsuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "EXAC" since May 30, 1996, the date of the initial public offering (IPO). The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National
Market:

                                                   HIGH              LOW
                                               ------------     -------------
1998
------------------------------------------
First Quarter                                $        7.13    $         5.13
Second Quarter                                        8.25              6.75
Third Quarter                                         8.19              5.88
Fourth Quarter                                       13.00              5.88

1999
------------------------------------------
First Quarter                                $       12.00    $         9.38
Second Quarter                                       13.44              9.75
Third Quarter                                        15.88             12.13
Fourth Quarter                                       13.75             11.00

2000
------------------------------------------
First Quarter (through February 4th)         $       13.13    $        11.06

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

         As of February 7, 2000, the Company had approximately 225 stockholders of record. There are in excess of 2,250 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                               YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------------
                                                   1995              1996              1997              1998              1999
                                                   ----              ----              ----              ----              ----
STATEMENT OF OPERATIONS DATA:
Net sales                                     $  9,118,075      $ 13,839,976      $ 17,648,060      $ 24,024,356      $ 32,954,283
Cost of goods sold                               2,995,955         4,683,875         5,895,302         8,590,391        11,714,276
Gross profit                                     6,122,120         9,156,101        11,752,758        15,433,965        21,240,007
Operating expenses:
     Sales and marketing                         2,326,286         3,525,834         4,911,906         5,968,611         8,445,544
     General and administrative                  1,033,319         1,346,304         1,677,878         2,184,564         2,665,035
     Research and development                      722,118           750,256           937,988         1,271,825         1,621,175
     Royalties                                     210,127           571,807           855,415         1,215,956         1,508,098
     Depreciation and amortization                 350,612           509,236           813,200         1,202,000         1,679,676
Total operating expenses                         4,642,462         6,703,437         9,196,387        11,842,956        15,919,528
Income from operations                           1,479,658         2,452,664         2,556,371         3,591,009         5,320,479
Other income (expense):
     Interest income
        (expense), net                            (273,110)           12,336           200,720           (70,686)         (136,893)
     Income from sub-license
        agreement, net                             170,534           100,000                --                --                --
     Equity in net gain (loss) of
        subsidiary                                 (22,361)          (59,486)         (183,909)           13,778                --
Income before provision for
     income taxes                                1,354,721         2,505,514         2,573,182         3,534,101         5,183,586
Provision for income taxes                         527,793           950,906           997,188         1,406,671         2,016,019
Net income                                         826,928         1,554,608         1,575,994         2,127,430         3,167,567
Preferred stock dividends                           22,798            10,154                --                --                --
Net income available to
     common shareholders                           804,130         1,544,454         1,575,994         2,127,430         3,167,567
Basic earnings per common share *             $       0.27      $       0.38      $       0.32      $       0.43      $       0.64
Diluted earnings per common share *           $       0.27      $       0.37      $       0.32      $       0.43      $       0.61

                                              ------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                1995              1996              1997              1998              1999
                                                   ----              ----              ----              ----              ----
Total current assets                          $  8,411,133      $ 17,358,859      $ 16,867,260      $ 18,055,329      $ 21,447,309
Total assets                                    10,620,750        21,107,072        27,154,836        29,238,120        34,609,406
Total current liabilities                        4,476,374         2,182,278         2,464,461         2,187,582         3,594,627
Total long-term debt, net of current portion     1,002,309            18,144         3,912,835         3,906,802         3,600,000
Total liabilities                                6,452,479         2,527,297         6,811,244         6,754,643         8,169,607
Total preferred stock                              291,220                --                --                --                --
Total common shareholders' equity                3,877,051        18,579,775        20,343,592        22,483,477        26,439,799


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

         Early in our history, the Company's revenues were principally derived from sales of its primary hip replacement systems. Currently, the principal products in Exactech's line of hip implant devices consist of four total hip implant systems: the Opteon(R) Cemented Hip System, the MCS(R) Porous Coated Total Hip System, the AuRA(R) Revision Hip System and the AcuMatch(TM) C-Series Cemented Hip System.

         Exactech scaled up marketing and sales of the AuRA(R) Hip System in 1997. The AuRA(R) Hip System was comprised of a cemented primary total hip replacement system as well as revision components which include calcar replacement and long stems. Beginning in 1999, the Company began a comprehensive design project to integrate concepts of cemented and press-fit hips into one system which would be marketed under the trade name AcuMatch(TM) Hip Systems. The AuRA(R) primary cemented stem design concepts were incorporated into this integrated system and the AuRA(R) primary cemented stem was discontinued in 1999. The company continues to promote the long stem and calcar replacement components of the AuRA(R) system. The AcuMatch(TM) Hip System will include a cemented primary system (AuRA(R) concepts), a press fit system with multiple coating options, a modular femoral stem system, cemented and primary lower demand systems and a new press-fit acetabular system with multiple fixation options.

         During 1999, the Company introduced the AcuMatch(TM) C-Series Cemented Hip System as the first phase in the complete integration of its hip systems. This forged cobalt chromium stem is designed to improve stability and reduce the postoperative complication of dislocation. The AcuMatch(TM) C-Series stem achieves these goals through an improved head/neck ratio and restoration of the natural anatomic offset to aid in reestablishing a patient's natural soft tissue balance. All AcuMatch(TM) primary femoral components are designed to be implanted using a single set of surgical instruments which will make the system more cost effective.

         During 1995, the Company introduced the primary components of the comprehensive Optetrak(R) knee system. The Optetrak(R) knee system was conceived by Exactech in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak(R) system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak(R) system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. In 1997 the Optetrak(R) constrained condylar components were introduced for revision and complex primary total knee surgery.

         OpteFORMtm, a newly developed biologic material for grafting and repairing bone defects, supplied by Regeneration Technologies, Inc., was introduced in 1998. Full-scale domestic distribution of the OpteFORMtm tissue service began during 1999.

         During June 1998, the Company began offering the AcuDriver(TM) Automated Osteotome System, which is an air-driven power tool that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The AcuDriver(TM) accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

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

                     SALES SUMMARY BY PRODUCT LINE ($'000'S)

                                        -----------------------------------------------------------------------------------
                                            DECEMBER 31, 1997            DECEMBER 31, 1998           DECEMBER 31, 1999
                                         UNITS       $        %       UNITS       $        %      UNITS        $        %
                                         -----       -        -       -----       -        -      -----        -        -
HIP PRODUCTS
       Cemented                          5,117     2,288    13.0%     5,154     2,385     9.9%     6,219     2,855     8.7%
       Porous Coated                     4,589     1,735     9.8%     5,239     1,747     7.3%     6,532     2,335     7.1%
       Bipolar Prosthesis                  890       417     2.4%     1,037       475     2.0%     1,055       504     1.5%
       Revision                             54       126     0.7%       133       297     1.2%       114       234     0.7%
                                        -------------------------    -------------------------    -------------------------
Total Hip Products                      10,650     4,566    25.9%    11,563     4,904    20.4%    13,920     5,928    18.0%

KNEE PRODUCTS
       Cemented Cruciate Sparing        12,550     5,652    32.0%    15,802     6,711    27.9%    18,461     8,006    24.3%
       Cemented Posterior Stabilized     7,045     4,411    25.0%    10,023     6,428    26.8%    12,151     7,777    23.6%
       Porous Coated                     1,428     1,502     8.5%     1,642     1,694     7.0%     1,999     2,165     6.6%
       Revision                          2,313       847     4.8%     4,689     2,451    10.2%     6,272     3,311    10.0%
                                        -------------------------    -------------------------    -------------------------
Total Knee Products                     23,336    12,412    70.3%    32,156    17,284    71.9%    38,883    21,259    64.5%

Instrument Sales and Rental                          602     3.4%                 953     4.0%               1,171     3.6%
Tissue Services                                                                   608     2.5%               4,053    12.3%
Acudriver                                                                         160     0.7%                 284     0.8%
Miscellaneous                                         68     0.4%                 115     0.5%                 259     0.8%
                                                  ---------------              ---------------              ---------------
TOTAL                                             17,648   100.0%              24,024   100.0%              32,954   100.0%
                                                  ===============              ===============              ===============

SALES AND EARNINGS

         Net sales increased by $8,929,927, or 37%, to $32,954,283 in the year ended December 31, 1999, from $24,024,356 in the year ended December 31, 1998. Net sales for the year ended December 31, 1998 increased $6,376,296, or 36% from $17,648,060 in the year ended December 31, 1997. Domestic sales increased 41% to $26,785,033 in the year ended December 31, 1999, from $19,017,251 in the year ended December 31, 1998. During the year ended December 31, 1998, domestic sales increased 30%, to $19,017,251 from $14,596,909 in the year ended December 31, 1997. International sales increased 23%, to $6,169,250 in the year ended December 31, 1999, from $5,007,105 in the year ended December 31, 1998. For the year ended December 31, 1998, international sales increased 64%, to $5,007,105, from $3,051,151 in the year ended December 31, 1997. As a percentage of sales, international sales decreased to 19% for the year ended December 31, 1999 from 21% for the year ended December 31, 1998, after increasing from 17% for the year ended December 31, 1997. The increase in net sales in 1999 resulted from growth in all of the Company's product lines, both in terms of units and dollars. The increase in net sales in 1998 resulted primarily from increased unit volume of the Company's knee implant products. Sales of hip implant products for the year ended December 31, 1999, increased by 20% on a unit basis and by 21% on a dollar basis when compared to the year ended December 31, 1998, which had increased by 9% on a unit basis and by 7% on a dollar basis when compared to the year ended December 31, 1997. The increase in hip sales is primarily due to an increased marketing focus on the Company's primary and revision cemented hip systems. Sales of knee implant products for the year ended December 31, 1999, increased by 21% on a unit basis and by 23% on a dollar basis, when compared to the year ended December 31, 1998, which had increased by 38%, on a unit basis and by 39% on a dollar basis when compared to the year ended December 31, 1997. These increases represented a continued expansion of the Company's sales and marketing distribution network. Hip and knee instrument sales and rentals increased 23% to $1,170,436 in the year ended December 31, 1999 from $952,909 in the year ended December 31, 1998, compared to a 58% increase from $602,082 in the year ended December 31, 1997.

         Gross profit increased by $5,806,042, or 38%, to $21,240,007 in the year ended December 31, 1999, from $15,433,965 in the year ended December 31, 1998, as compared to an increase of $3,681,208, or 31%, from $11,752,758 in the year ended December 31, 1997. As a percentage of sales, gross profit increased slightly to 65% in the year ended December 31, 1999 compared to 64% in the year ended December 31, 1998, which had decreased from 67% in the year ended December 31, 1997. The increase in the year ended December 31, 1999 was primarily due to the increase in domestic sales, as a percentage of total sales. The decrease for the year ended December 31, 1998 was primarily due to the increase in international sales, as a percentage of total sales, which are at lower margins, from the year ended December 31, 1997.

         Total operating expenses increased by $4,076,572, or 34%, to $15,919,528 in the year ended December 31, 1999, after an increase of $2,646,570, or 29%, to $11,842,956 in the year ended December 31, 1998, from
$9,196,387 in the year ended December 31, 1997. Operating expenses decreased as a percentage of sales for the year ended December 31, 1999, to 48%, from 49% for the year ended December 31, 1998 and from 52% for the year ended December 31, 1997. Sales and marketing expenses increased by $2,476,933, or 41%, to $8,445,544 in the year ended December 31, 1999, from $5,968,611 in the year ended December 31, 1998, as compared to an increase of $1,056,705, or 22% from 1997 to 1998. As a percentage of sales, sales and marketing expenses in 1999 increased to 26% as compared to 25% in 1998, which represented a decrease compared to 28% in 1997. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. During 1999, sales and marketing expenses increased as a percentage of sales, in large part due to the increase in domestic sales, as a percentage of total sales, which carry higher commission rates. In comparison, during 1998, sales and marketing expenses decreased, as a percentage of sales, due to the increased percentage of international sales, as a percentage of total sales, with their lower commission structure.

         General and administrative expenses increased by $480,471, or 22%, to $2,665,035, in the year ended December 31, 1999, from $2,184,564, in the year ended December 31, 1998, as compared to a 30% increase during 1998 from $1,677,878 in the year ended December 31, 1997. For the year ended December 31, 1999, as a percentage of sales, general and administrative expenses decreased to 8% after decreasing to 9% for the year ended December 31, 1998, from 10% during 1997. Total general and administrative expenses increased on a dollar basis during 1999 as compared to 1998 primarily as a result of costs associated with implementation of MFG/PRO, an Enterprise Resource Planning (ERP) software and increased investor relations efforts. The increase, on a dollar basis, during 1998 as compared to 1997 was primarily a result of additional costs associated with litigation that was settled during December 1998.

         Research and development expenses increased by $349,350, or 28%, to $1,621,175 in the year ended December 31, 1999, from $1,271,825 in the year ended December 31, 1998, which was an increase of $333,837, or 36%, from $937,988 in the year ended December 31, 1997. Product development expenses continued for an integrated primary hip and modular hip systems. As a percentage of sales, research and development expenses have remained constant at 5% in the years ended December 31, 1999, 1998 and 1997.

         Depreciation and amortization expenses increased 40% to $1,679,676 in the year ended December 31, 1999, from $1,202,000 in the year ended December 31, 1998, which was an increase of $388,800, or 48%, from $813,200 in the year ended December 31, 1997. Depreciation and amortization expenses increased in 1999 primarily due to the addition of manufacturing equipment and surgical instrumentation. During 1999, $3,299,255 of equipment and instruments were placed in service. The increase in 1998 was primarily due to the completion of the Company's new facility and the installation of furniture, fixtures, and equipment associated with the facility. During 1998, $4,199,634 of facility, furniture, fixtures, equipment, and instruments were placed in service.

         Royalty expenses increased by $292,142, or 24%, to $1,508,098 in the year ended December 31, 1999, from $1,215,956 in the year ended December 31, 1998, as compared to a 42% increase in 1998 from $855,415 in 1997. During 1999, the smaller percentage increase in royalty expenses was primarily the result of growth in sales of hip implants and tissue services which incur a lower, or no, royalty rate. During 1999, the Company recognized royalty expenses of $812,832 as compared to $650,548 in 1998 and $474,357 in 1997 in connection with the license agreement with the Hospital for Special Surgery. Also during 1999, the Company recognized royalty expenses of $695,266 compared to $565,408 in 1998 and $381,058 in 1997 in connection with other consulting and license agreements. As a percentage of sales, royalty expenses remained constant at 5% for the years ended December 31, 1999, 1998 and 1997.

         The Company's income from operations increased by $1,729,470, or 48%, to $5,320,479 in the year ended December 31, 1999 from $3,591,009 in the year ended December 31, 1998, which represented an increase of $1,034,638, or 41%, from $2,556,371 in the year ended December 31, 1997. For the years ended December 31, 1998 and 1999, the increase was principally due to an increase in sales combined with a reduction in operating expenses, as a percentage of sales.

         The Company recognized net interest expense of $136,893 in the year ended December 31, 1999 and

$70,686 in the year ended December 31, 1998, as compared to net interest income of $200,720 in the year ended December 31, 1997. For the years ended December 31, 1998 and 1999, the recognition of expense as compared to income was the result of a reduction of short-term investments while there was increased borrowing associated with construction of the new facility. Interest expense of $220,321 for the year ended December 31, 1999 was partially offset by $83,428 of interest income. Interest expense of $233,099 for the year ended December 31, 1998 was partially offset by $162,413 of interest income. Interest income of $275,112 for the year ended December 31, 1997, was offset by $74,392 of interest expense as the proceeds of the Company's initial public offering (IPO) consummated in June 1996 were invested in short-term commercial paper and government backed securities. The outstanding principal balance of the Company's debt averaged approximately $3,906,418, $3,914,156, and $510,325 during 1999,
1998 and 1997, respectively. The average outstanding balance decreased in 1999 due to the payments of principal on capital leases, as compared to an increase in 1998 because approximately $3,900,000 was outstanding on the industrial revenue bond (IRB) loan for the full year, whereas $3,900,000 was outstanding for only a month and a half in 1997. The weighted average interest rate on such debt was 3.44%, 4.37%, and 4.32% for 1999, 1998 and 1997, respectively.

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

         Income before provision for income taxes increased by $1,649,485, or 47%, to $5,183,586 in the year ended December 31, 1999, from $3,534,101 in the year ended December 31, 1998, as compared to an increase in 1998 of $960,919, or 37%, from $2,573,182 in the year ended December 31, 1997. The provision for income taxes increased 43% to $2,016,019 in the year ended December 31, 1999, from $1,406,671 in the year ended December 31, 1998, and $997,188 in the year ended December 31, 1997. The Company realized net income of $3,167,567 in the year ended December 31, 1999, a 49% increase, as compared to $2,127,430 in the year ended December 31, 1998. Net income for the year ended December 31, 1998 increased 35% from $1,575,994 in the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 1999, the Company had working capital of $17,852,682 as compared to $15,867,747 at December 31, 1998 and $14,402,799 at December 31, 1997. As a
result of operating, investing and financing activities, cash and cash equivalents at December 31, 1999 increased $978,419 to $1,641,071 from $662,652 at December 31, 1998. For the year ended December 31, 1998, cash and cash equivalents decreased $46,569 to $662,652 from $709,221 at December 31, 1997. For the year ended December 31, 1999, the increase in working capital is primarily the result of increases in net sales and income while managing the increase in inventory. For the year ended December 31, 1998, the decrease in working capital was primarily the result of costs associated with completing, furnishing, and equipping the new facility. During 1998, the Company expended $2,044,045 in costs on the completion of the new facility. In June 1998, the Company's line of credit facility with Merrill Lynch Business Financial Services, Inc. was renewed and increased to $6,000,000. The credit facility, which is collateralized by accounts receivable and inventory, expires in June 2000. At December 31, 1999, there was no amount outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $4,022,610 in the year ended December 31, 1999 and $854,614 in the year ended December 31, 1998 and used net cash of $1,625,239 in the year ended December 31, 1997. Operating activities provided cash due to the increase in net income, which increased to $3,167,567 in the year ended December 31, 1999, from $2,127,430 in the year ended December 31, 1998 and $1,575,994 in the year ended December 31, 1997, as well as a smaller increase in total inventories of $106,334 during 1999 as compared to $834,682 during 1998 and $3,072,123 during 1997. Cash required as a result of the increase in trade receivables was $2,340,671 during 1999, as compared to $1,877,814 during 1998 and $1,298,132 in 1997.

FINANCING ACTIVITIES

         For the year ended December 31, 1999, financing activities provided net cash to the Company of $775,920, as compared to $7,561 in the year ended December 31, 1998 and $3,892,522 in the year ended December 31, 1997.

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (5.65% as of December 31, 1999). The proceeds of the credit facility were used to finance construction of the new facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility.

         Net cash provided by financing activities for the year ended December 31, 1997 reflects the proceeds from the $3,900,000 industrial revenue bond financing with the City. In 1997, the Company also paid $118,935 of debt issuance costs associated with the industrial revenue bond financing which is being recognized as expense over the term of the loan.

INVESTING ACTIVITIES

         As of December 31, 1999, $1,268,874 was invested in Merrill Lynch's Treasury Fund and Institutional Fund comprised of commercial paper and government backed securities yielding a return of approximately 4.9%, as compared to $284,794 at December 31, 1998, and $1,763,996 at December 31, 1997.
During the year ended December 31, 1999, net cash used in investing activities increased to $3,820,111, as compared to $908,744 during the year ended December 31, 1998, which was a decrease from $5,550,504 during the year ended December 31, 1997. The increase in 1999 was primarily the result of purchases of manufacturing equipment and surgical instrumentation, as compared to the decrease in 1998, which was primarily due to the change in unexpended IRB proceeds that were utilized to purchase property and equipment, including the Company's new facility, manufacturing equipment, product licenses and instrumentation.

YEAR 2000

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue.

         The Company identified all significant applications that required modification to ensure Year 2000 Compliance. Internal and external resources were used to make the required modifications and test Year 2000 Compliance. The modification process and testing of all significant applications was completed by November 30, 1999.

         The Company communicated with suppliers with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company was potentially vulnerable to any third party Year 2000 issues. The Company received acceptable responses from these suppliers as to their readiness. To date, the Company has not experienced any material adverse effects.

         The total cost to the Company of its Year 2000 Compliance activities was less than $10,000.

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

      The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                        2000           2001      2002      2003      Thereafter      Total
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS

Overnight repurchase account
     at variable interest rate      $   604,000                                                      604,000
Weighted average interest rate             4.3%

Short-term money funds
     at variable interest rate      $ 1,268,874                                                    1,268,874
Weighted average interest rate             4.9%

LIABILITIES

Line of credit at variable                    -                                                            -
     interest rate
Weighted average interest rate             8.6%

Industrial Revenue Bond at
     variable interest rate         $ 3,900,000                                                    3,900,000
Weighted average interest rate             3.4%
------------------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
         Independent Auditors' Report                                                       25

         Balance Sheets as of December 31, 1998 and 1999                                    26

         Statements of Income for the Years Ended December 31, 1997, 1998 and 1999          27

         Statement of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1997, 1998 and 1999                                          28

         Statements of Cash Flows for the Years Ended                                       29
                  December 31, 1997, 1998 and 1999

         Notes to Financial Statements for the Years Ended                                  30
                  December 31, 1997, 1998 and 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the "Company") as of December 31, 1998 and 1999, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Exactech, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

February 4, 2000
Jacksonville, Florida

EXACTECH, INC.


BALANCE SHEETS
DECEMBER 31, 1998 AND 1999
--------------------------------------------------------------------------------------------------------
ASSETS                                                                          1998             1999
                                                                           ------------     ------------
     CURRENT ASSETS:
        Cash and cash equivalents                                          $    662,652     $  1,641,071
        Trade receivables (net of allowance of $153,958 and $332,693)         5,638,810        7,979,481
        Refundable income taxes                                                  47,681           22,952
        Prepaid expenses and other assets, net                                  173,625          164,910
        Inventories                                                          11,532,561       11,638,895
                                                                           ------------     ------------
           Total current assets                                              18,055,329       21,447,309

     PROPERTY AND EQUIPMENT:
        Land                                                                    263,301          462,629
        Machinery and equipment                                               2,604,021        4,562,503
        Surgical instruments                                                  5,546,524        7,085,495
        Furniture and fixtures                                                  333,134          393,918
        Facilities                                                            3,415,590        3,472,548
                                                                           ------------     ------------
           Total property and equipment                                      12,162,570       15,977,093
        Accumulated depreciation                                             (2,801,971)      (4,059,413)
                                                                           ------------     ------------
           Net property and equipment                                         9,360,599       11,917,680

     OTHER ASSETS:
        Product licenses and designs, net                                       269,394          362,295
        Deferred financing costs, net                                           133,614          123,748
        Unexpended industrial revenue
           bond proceeds                                                        856,992               --
        Advances and deposits                                                   151,758          230,872
        Patents and trademarks, net                                             410,434          527,502
                                                                           ------------     ------------
           Total other assets                                                 1,822,192        1,244,417
                                                                           ------------     ------------
TOTAL ASSETS                                                               $ 29,238,120     $ 34,609,406
                                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                   $  1,336,146     $  2,418,502
        Current portion of long-term debt and capital lease obligations           6,033          300,000
        Commissions payable                                                     340,248          396,858
        Royalties payable                                                       342,941          417,486
        Other liabilities                                                       162,214           61,781
                                                                           ------------     ------------
           Total current liabilities                                          2,187,582        3,594,627

     DEFERRED INCOME TAXES                                                      660,259          974,980
     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
        NET OF CURRENT PORTION                                                3,906,802        3,600,000
                                                                           ------------     ------------
           Total liabilities                                                  6,754,643        8,169,607

     COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

     SHAREHOLDERS' EQUITY:
        Common stock, $.01 par value; 15,000,000 shares authorized,
           4,907,163 and 5,008,079 shares issued and outstanding                 49,072           50,081
        Additional paid-in capital                                           15,015,398       15,803,144
        Retained earnings                                                     7,419,007       10,586,574
                                                                           ------------     ------------
           Total shareholders' equity                                        22,483,477       26,439,799
                                                                           ------------     ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 29,238,120     $ 34,609,406
                                                                           ============     ============

SEE NOTES TO FINANCIAL STATEMENTS

EXACTECH, INC.


STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
-----------------------------------------------------------------------------------------------

                                                     1997             1998             1999
                                                 ------------     ------------     ------------
NET SALES                                        $ 17,648,060     $ 24,024,356     $ 32,954,283

COST OF GOODS SOLD                                  5,895,302        8,590,391       11,714,276
                                                 ------------     ------------     ------------
      Gross profit                                 11,752,758       15,433,965       21,240,007

OPERATING EXPENSES:
      Sales and marketing                           4,911,906        5,968,611        8,445,544
      General and administrative                    1,677,878        2,184,564        2,665,035
      Research and development                        937,988        1,271,825        1,621,175
      Depreciation and amortization                   813,200        1,202,000        1,679,676
      Royalties                                       855,415        1,215,956        1,508,098
                                                 ------------     ------------     ------------
             Total operating expenses               9,196,387       11,842,956       15,919,528
                                                 ------------     ------------     ------------
INCOME FROM OPERATIONS                              2,556,371        3,591,009        5,320,479

OTHER INCOME (EXPENSE):
      Interest income (expense)                       200,720          (70,686)        (136,893)
      Equity in net (loss) gain of subsidiary        (183,909)          13,778               --
                                                 ------------     ------------     ------------
INCOME BEFORE PROVISION FOR
      INCOME TAXES                                  2,573,182        3,534,101        5,183,586

PROVISION FOR INCOME TAXES
      Current                                         890,115        1,180,360        1,701,298
      Deferred                                        107,073          226,311          314,721
                                                 ------------     ------------     ------------
                                                      997,188        1,406,671        2,016,019
                                                 ------------     ------------     ------------
NET INCOME                                       $  1,575,994     $  2,127,430     $  3,167,567
                                                 ============     ============     ============
BASIC EARNINGS
      PER COMMON SHARE                           $       0.32     $       0.43     $       0.64
                                                 ============     ============     ============
DILUTED EARNINGS
      PER COMMON SHARE                           $       0.32     $       0.43     $       0.61
                                                 ============     ============     ============

SEE NOTES TO FINANCIAL STATEMENTS

EXACTECH, INC.


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
---------------------------------------------------------------------------------------------------------------

                                                                       ADDITIONAL                     TOTAL
                                              COMMON STOCK              PAID-IN       RETAINED     SHAREHOLDERS'
                                           SHARES        AMOUNT         CAPITAL       EARNINGS         EQUITY
                                        -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                4,860,434    $    48,604    $14,815,588    $ 3,715,583    $18,579,775

     Exercise of stock options               44,229            443        146,340                       146,783
     Tax benefit from exercise
       of stock options                                                    41,040                        41,040
     Net income                                                                        1,575,994      1,575,994
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1997                4,904,663         49,047     15,002,968      5,291,577     20,343,592

     Exercise of stock options                2,500             25          8,187                         8,212
     Tax benefit from exercise
       of stock options                                                     4,243                         4,243
     Net income                                                                        2,127,430      2,127,430
                                        -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                4,907,163         49,072     15,015,398      7,419,007     22,483,477

     Issuance of common stock                   700              7          6,993                         7,000
     Exercise of stock options               28,620            286        151,709                       151,995
     Exercise of warrants                    67,029            670        563,254                       563,924
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan          4,567             46         47,709                        47,755
     Tax benefit from exercise of
        stock options                                                      18,081                        18,081
     Net income                                                                        3,167,567      3,167,567
                                        -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                5,008,079    $    50,081    $15,803,144    $10,586,574    $26,439,799
                                        ===========    ===========    ===========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

EXACTECH, INC.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------------------------------------

                                                                       1997            1998            1999
                                                                   -----------     -----------     -----------
OPERATING ACTIVITIES:
    Net income                                                     $ 1,575,994     $ 2,127,430     $ 3,167,567
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities :
       Depreciation and amortization                                   813,200       1,202,000       1,754,370
       Loss on disposal of equipment                                    50,530         120,453         155,683
       Equity in net loss of subsidiary                                183,909
       Deferred income taxes                                           107,073         226,311         314,721
       Increase in trade receivables                                (1,298,132)     (1,877,814)     (2,340,671)
       Increase in inventories                                      (3,072,123)       (834,682)       (106,334)
       Increase in prepaids and other assets                           (79,152)        (43,163)        (60,533)
       (Decrease) increase in income taxes payable                    (300,764)        212,097          24,729
       Increase (decrease) in accounts payable                         181,454        (275,629)      1,082,356
       Increase (decrease) in other liabilities                        212,772          (2,389)         30,722
                                                                   -----------     -----------     -----------
            Net cash (used in) provided by operating activities     (1,625,239)        854,614       4,022,610
                                                                   -----------     -----------     -----------
INVESTING ACTIVITIES:
    Purchase of product licenses and designs                          (106,494)       (200,000)       (150,000)
    Purchases of property and equipment                             (3,572,840)     (4,624,252)     (4,349,916)
    Change in unexpended industrial revenue bond proceeds           (3,467,072)      2,610,080         856,992
    Maturities of short-term investments                             3,083,788       1,335,740
    Purchases of short-term investments                             (1,335,740)
    Investment in subsidiary                                           (83,271)
    Cost of patents and trademarks                                     (68,875)        (30,312)       (177,187)
                                                                   -----------     -----------     -----------
            Net cash used in investing activities                   (5,550,504)       (908,744)     (3,820,111)
                                                                   -----------     -----------     -----------
FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                   3,900,000
    Principal payments on debt                                         (27,466)
    Principal payments on capital lease obligations                     (5,810)         (4,894)        (12,835)
    Proceeds from issuance of common stock                             144,733          12,455         788,755
    Payment of debt issuance costs                                    (118,935)
                                                                   -----------     -----------     -----------
            Net cash provided by financing activities                3,892,522           7,561         775,920
                                                                   -----------     -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (3,283,221)        (46,569)        978,419

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                      3,992,442         709,221         662,652
                                                                   -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   709,221     $   662,652     $ 1,641,071
                                                                   ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                    $    75,114     $   249,294     $   220,322
       Income taxes                                                  1,190,879         968,264       1,658,488
    Noncash investing and financing activities:
       Relief of compensation accrual on issuance of stock              43,090           2,461           5,971


SEE NOTES TO FINANCIAL STATEMENTS

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

1.       ORGANIZATION

         Exactech, Inc. (the "Company") was organized in 1985 to develop and market orthopaedic implant devices. In 1987, the Company began marketing its first product, a total hip replacement system. In 1995, the Company began marketing a knee system. In 1999, the Company began full domestic distribution of a licensed tissue service. The Company's principal market is the United States; however, international markets represent approximately nineteen percent of the Company's business. During 1999, Exactech International, Inc., a Foreign Sales Corporation, was founded to act as agent on behalf of Exactech for international sales transactions.

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

         DEFERRED FINANCING COSTS - Deferred financing costs are stated net of accumulated amortization of $39,186. These costs are amortized to interest expense over the expected life of the underlying debt.

         PATENTS AND TRADEMARKS - Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

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

         NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted this accounting standard on January 1, 1998, as required (Note 7).

         RECENT ACCOUNTING PRONOUNCEMENTS - The Company intends to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (`SFAS No. 133") as of the beginning of its fiscal year 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS No. 133 is currently being evaluated but is not expected to have a material effect on the Company's financial position.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

3.       INCOME TAXES

         The provision for income taxes consists of the following:

         Current:                                   1997          1998          1999
                                                 ----------    ----------    ----------
                    Federal                      $  685,146    $  949,334    $1,318,286
                    State                           204,969       231,026       383,012
                                                 ----------    ----------    ----------
                              Total Current         890,115     1,180,360     1,701,298

         Deferred:
                    Federal                          87,723       178,248       243,219
                    State                            19,350        48,063        71,502
                                                 ----------    ----------    ----------
                              Total Deferred        107,073       226,311       314,721
                                                 ----------    ----------    ----------

                              Total Provision    $  997,188    $1,406,671    $2,016,019
                                                 ==========    ==========    ==========

         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1997, 1998 and 1999 follows:

                                                                    1997       1998       1999
                                                                   -------    -------    -------
         Statutory Federal rate                                      34.0%      34.0%      34.0%
         State income taxes (net of Federal income tax benefit)       5.0%       5.0%       5.3%
         Other                                                                   0.8%      -0.4%
                                                                   ------     ------     ------
                                                                     39.0%      39.8%      38.9%
                                                                   ======     ======     ======

         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1997, 1998, and 1999 are as follows:

                                                                     1997           1998          1999
                                                                  ----------     ----------    ----------
         Deferred tax liabilities:
                 Basis difference in property and equipment       $  565,679     $  847,287    $1,111,392
                 Basis difference in patents                          68,203         39,171        25,059
                 Other                                                 7,523
                                                                  ----------     ----------    ----------
                       Gross deferred tax liabilities                641,405        886,458     1,136,451
                                                                  ----------     ----------    ----------
         Deferred tax assets:
                 Capital loss carryover                              114,668        114,668        82,313
                 Valuation allowance of capital loss carryover                                    (58,745)
                 Accrued liabilities not currently deductible         92,789        111,531       137,903
                                                                  ----------     ----------    ----------
                       Gross deferred tax assets                     207,457        226,199       161,471
                                                                  ----------     ----------    ----------
                       Net deferred tax liabilities               $  433,948     $  660,259    $  974,980
                                                                  ==========     ==========    ==========

         During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,399 which is available to offset future taxable capital gains. During 1999, a valuation allowance was charged against this deferred tax asset. This valuation assumed that $60,000 of the loss would be able to be realized by offsetting future taxable capital gains prior to the capital loss carryover expiration in 2003.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

4.       DEBT

         LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

                                                                              1998            1999
                                                                          -----------     -----------
         Capitalized lease obligation collateralized by equipment with    $    12,835     $        --
         a carrying value of approximately $14,550 as of
         December 31, 1998

         Industrial Revenue Bond note payable in annual                     3,900,000       3,900,000
         principal installments as follows:  $300,000 per year from
         2000-2006; $200,000 per year from 2007-2013; $100,000 per
         year from 2014-2017; monthly interest payments based on
         adjustable rate as determined by the bonds remarketing
         agent based on market rate fluctuations (5.65% as of
         December 31, 1999); proceeds used to finance construction
         of new facility

                                                                          -----------     -----------
             Total long-term debt and capital lease obligations           $ 3,912,835     $ 3,900,000
             Less current portion                                              (6,033)       (300,000)
                                                                          -----------     -----------
                                                                          $ 3,906,802     $ 3,600,000
                                                                          ===========     ===========

         The following is a schedule of debt maturities as of December 31, 1999:

                                                                                               Long-Term
                                                                                                  Debt
                                                                                              -----------
         2000          ..............................................................         $   300,000

         2001          ..............................................................             300,000

         2002          ..............................................................             300,000

         2003          ..............................................................             300,000

         2004          ..............................................................             300,000

         Thereafter    ..............................................................           2,400,000
                                                                                              -----------
                                                                                              $ 3,900,000
                                                                                              ===========

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

         LINE OF CREDIT

         During July 1998, the Company renewed and increased a $6,000,000 line of credit with Merrill Lynch Business Financial Services, Inc. There were no amounts outstanding under this line of credit at December 31, 1999.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials and equipment used in the ongoing production of its products. In 1998, the agreement required the purchase of tooling dies in the amount of $159,000. An additional agreement signed in 1999 included the purchase of tooling dies in the amount of $91,250 and provided for special purchasing terms for the Company. In addition, the agreement calls for the purchase of testing equipment for approximately $278,000, as well as licensing of certain technology for $187,500. Some of the Company's officers and directors maintain ownership in Brighton Partners, Inc. Purchases associated with these agreements totaled $116,058 and $418,625 in 1998 and 1999, respectively.

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1997, 1998 and 1999, the Company paid royalties aggregating $288,759, $436,242, and $540,773, respectively, pursuant to these consulting agreements.

6.       COMMITMENTS AND CONTINGENCIES

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

         Total assets not identified with a specific segment (in thousands of dollars) were $11,932, $12,557, and $16,670 for the years ended December 31, 1997, 1998, and 1999, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                     (in thousands)
                                                  ----------------------------------------------------
                                                                         Tissue
         Year ended December 31                    Knee        Hip      Services     Other     Total
         ---------------------------------------------------------------------------------------------
             1997
         Net Sales                                $12,412    $ 4,566    $           $   670    $17,648
         Segment profit (loss) from operations      1,274        924         (5)        364      2,556
         Total assets, net                          9,104      5,893        174          52     15,223
         Capital expenditures                       3,341      2,177         74          24      5,616
         Depreciation and amortization                481        318          5           9        813

             1998
         Net Sales                                $17,284    $ 4,904    $   608     $ 1,228    $24,024
         Segment profit (loss) from operations      2,089        766        125         611      3,591
         Total assets, net                         10,755      5,427        149         350     16,681
         Capital expenditures                       2,251        347        106         306      3,010
         Depreciation and amortization                746        376         32          48      1,202

             1999
         Net Sales                                $21,259    $ 5,928    $ 4,053     $ 1,714    $32,954
         Segment profit (loss) from operations      2,970      1,018        994         338      5,320
         Total assets, net                         11,706      5,213        630         390     17,939
         Capital expenditures                       1,783        798        509         107      3,197
         Depreciation and amortization              1,028        476         84          92      1,680
         ---------------------------------------------------------------------------------------------

         MAJOR CUSTOMER AND FOREIGN OPERATIONS

         During the years ended December 31, 1997, 1998, and 1999, approximately 6%, 7% and 6%, respectively, of the Company's sales were derived from a major customer. During the years ended December 31, 1997, 1998, and 1999, approximately 13% of the Company's sales were derived from an international distributor of its products. Revenue and gross profits for the Company's foreign operations for the three years ended December 31, 1999 were as follows:

                            1997          1998          1999
                         ----------    ----------    ----------
         Revenues        $3,051,151    $5,007,105    $6,169,250

         Gross profit    $1,127,455    $1,871,577    $2,627,166

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

8.       PENSION PLAN

         The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company's total contribution to this plan during 1998 and 1999 was $12,896 and $56,329, respectively.

9.       LICENSE AND SUBLICENSE AGREEMENTS

         During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and an additional $150,000 was paid during 1999 at the time the licensor produced a developed product. The cost of the license agreement is being amortized over fifteen years, the period of its estimated economic benefit.

10.      ASSET PURCHASES

         During June 1998, the Company purchased substantially all of the assets related to Synvasive Technology, Inc.'s ("Synvasive") AcuDriver(TM) product line for $375,000. The assets included inventory, tooling, fixtures, designs, trademark and future patent rights.

         During August 1999, the Company purchased approximately three acres of land near its current facility to be held for future expansion requirements for $199,328.

11.      COMMON STOCKHOLDERS' EQUITY

         EARNINGS PER SHARE:
         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

                                         1997                                1998                                 1999
                              INCOME      SHARES                 INCOME       SHARES                 INCOME        SHARES
                              (NUMER-     (DENOM-       PER      (NUMER-      (DENOM-       PER      (NUMER-       (DENOM-      PER
                               ATOR)      INATOR)      SHARE      ATOR)       INATOR)      SHARE      ATOR)        INATOR)     SHARE
                            --------------------------------    --------------------------------    --------------------------------
Net income                  $1,575,994                          $2,127,430                          $3,167,567

BASIC EPS:
Net income                  $1,575,994    4,878,795    $0.32    $2,127,430    4,905,656    $0.43    $3,167,567    4,960,220    $0.64
                                                       =====                               =====                               =====
Effect of dilutive
     securities:
        Stock options                        40,637                              42,634                             199,103
        Warrants                              4,319                               5,206                              18,874

DILUTED EPS:

Net income plus
assumed conversions         $1,575,994    4,923,751    $0.32    $2,127,430    4,953,496    $0.43    $3,167,567    5,178,197    $0.61
                                                       =====                               =====                               =====

         For the years ended December 31, 1997, 1998 and 1999, options to purchase 348,900, 376,700 and 5,000 shares of common stock, respectively, at prices ranging from $7.50 to $13.06 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

         EMPLOYEE STOCK PURCHASE PLAN:

         The Company sponsors an Employee Stock Purchase Plan which allows participants to purchase shares of the Company's common stock at a discount via payroll deduction. This plan became effective July 1, 1999, 125,000 shares are reserved for issuance under the plan. For the year ended December 31, 1999, 4,567 shares were purchased by employees in this plan.

         OPTIONS AND STOCK AWARDS:

         The Company sponsors an Employee Stock Option and Incentive Plan which provides for the issuance of stock options and restricted stock awards to key employees and a Directors Stock Option Plan which provides for the issuance of stock options to non-employee directors (collectively the "Plans"). The Company also issues stock options to sales agents and other individuals. The maximum number of common shares issuable under the Plans is 830,000 shares.

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1997, 1998 and 1999 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a diluted basis would have been adjusted to the pro forma amounts indicated below:

                                                1997           1998           1999
                                            -----------    -----------    -----------
         Net earnings        As reported    $ 1,575,994    $ 2,127,430    $ 3,167,567
                             Pro forma        1,164,702      1,700,406      2,645,565

         Earnings per share  As reported
                                 Basic      $      0.32    $      0.43    $      0.64
                                 Diluted           0.32           0.43           0.61

                             Pro forma
                                 Basic      $      0.24    $      0.35    $      0.53
                                 Diluted           0.24           0.34           0.51

         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 70, 41 and 64 percent, risk-free interest rates of 6.0,
         5.1 and 6.2 percent, and expected lives of 5, 5 and 5 years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below:

                                                            1997                      1998                      1999
                                                   ---------------------     ---------------------     ---------------------
                                                                Weighted                  Weighted                  Weighted
                                                                  Avg                       Avg                       Avg
                                                                Exercise                  Exercise                  Exercise
                                                   Options        Price      Options        Price      Options        Price
                                                   ---------------------     ---------------------     ---------------------
         Outstanding - January 1                   560,199     $    6.81     523,720     $    7.21     557,945     $    7.27
         Granted                                    28,000          7.96      48,075          7.60      80,086         11.14
         Exercised                                 (44,229)         2.34      (2,500)         2.30     (29,107)         5.07
         Expired                                   (20,250)         7.67     (11,350)         7.08     (41,750)         7.76
                                                   -------                   -------                   -------
         Outstanding - December 31                 523,720          7.21     557,945          7.27     567,174          7.89
                                                   =======                   =======                   =======
         Options exercisable                       231,849     $    6.30     318,601     $    6.75     372,695     $    7.30
               at year end

         Weighted average fair value of                        $ 101,518                 $ 156,900                 $ 507,218
               options granted during the year


         The following table summarizes information about fixed stock options outstanding at December 31, 1999:

          Exercise           Options          Options         Weighted Average
         Price Range       Outstanding      Exercisable        Remaining Life
        --------------    --------------    ------------    --------------------
        $  3.28 - 7.88           194,288         150,636             5.04
               8.00              216,800         154,780             6.11
           8.80 - 13.06          156,086          67,279             4.44
                          --------------    ------------    --------------------
           Total                 567,174         372,695             5.28
                          ==============    ============    ====================

         Remaining non-exercisable options as of December 31, 1999 become exercisable as follows:

                   2000                           108,744
                   2001                            52,130
                   2002                            23,090
                   2003                             8,970
                   2004                             1,545
                                              -----------
                                                  194,479
                                              ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

10.55 Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57 Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun-Man(1)
10.58 Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco(1)
10.59    Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)
10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)
10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant(4)
10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)
10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)
10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)
10.65 Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)
11.1     Computation of Earnings Per Share
21.1     Subsidiary of the Registrant(1)
27.1     Financial Data Schedule

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

(d)   Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999

                                           Balance at     Charged to
                                            Beginning     Costs and      Deductions      Balance at
                                             of Year      Expenses      (Chargeoffs)     End of Year
                                             -------      --------      ------------     -----------
Allowance for doubtful accounts
                                   1997       37,164      123,882                          161,046
                                   1998      161,046       (7,088)                         153,958
                                   1999      153,958      178,735                          332,693

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         March 14, 2000                     EXACTECH, INC.
                                            By:   /S/ WILLIAM PETTY
                                                  ------------------------------
                                                  William Petty
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         March 14, 2000                     By:   /S/ WILLIAM PETTY
                                                  ------------------------------
                                                  William Petty
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (principal executive officer)

         March 14, 2000                     By:   /S/ TIMOTHY J. SEESE
                                                  ------------------------------
                                                  Timothy J. Seese
                                                  President and Chief
                                                  Operating Officer

         March 14, 2000                     By:   /S/ GARY J. MILLER
                                                  ------------------------------
                                                  Gary J. Miller
                                                  Vice President and Director

         March 14, 2000                     By:   /S/ JOEL C. PHILLIPS
                                                  ------------------------------
                                                  Joel C. Phillips
                                                  Chief Financial Officer

         March 14, 2000                     By:   /S/ ALBERT H. BURSTEIN
                                                  ------------------------------
                                                  Albert H. Burstein
                                                  Director

         March 14, 2000                     By:   /S/ R. WYNN KEARNEY, JR.
                                                  ------------------------------
                                                  R. Wynn Kearney, Jr.
                                                  Director

         March 14, 2000                     By:   /S/ E. RONALD PICKARD
                                                  ------------------------------
                                                  E. Ronald Pickard
                                                  Director

         March 14, 2000                     By:   /S/ PAUL E. METTS
                                                  ------------------------------
                                                  Paul  E. Metts
                                                  Director

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
 11.1          Computation of Earnings Per Share

 27.1          Financial Data Schedule