Form 10-Q
period 2000-03-31
EXACTECH INC
filed 2000-05-12
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                     Outstanding at April 28, 2000
Common Stock, $.01 par value                                5,061,535

                                 EXACTECH, INC.

                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.    FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND MARCH 31, 2000                2

         CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTH PERIODS ENDED                   3
           MARCH 31, 1999 AND 2000

         CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE               4
           MONTH PERIOD ENDED MARCH 31, 2000

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED               5
           MARCH 31, 1999 AND 2000

         NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS                 6
           ENDED MARCH 31, 1999 AND 2000

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                               9
         CONDITION AND RESULTS OF OPERATIONS

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      12

PART II.   OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                                              12

    ITEM 2.  CHANGES IN SECURITIES                                                          12

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                12

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            12

    ITEM 5.  OTHER INFORMATION                                                              13

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               13

    SIGNATURES                                                                              14

ITEM 1.  FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                   DECEMBER 31,      MARCH 31,
                                                      1999             2000
                                                   ------------    ------------
ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                 $  1,641,071    $  2,089,235
         Trade receivables, net of allowance
            of $332,693 and $348,106                  7,979,481       8,579,657
         Refundable income taxes                         22,952               -
         Prepaid expenses and other assets, net         164,910         475,436
         Inventories                                 11,638,895      13,940,672
                                                   ------------    ------------
               Total current assets                  21,447,309      25,085,000
                                                   ------------    ------------
     PROPERTY AND EQUIPMENT:
         Land                                           462,629         462,629
         Machinery and equipment                      4,562,503       4,905,946
         Surgical instruments                         7,085,495       7,721,080
         Furniture and fixtures                         393,918         405,438
         Facilities                                   3,472,548       3,476,203
                                                   ------------    ------------
               Total property and equipment          15,977,093      16,971,296
         Accumulated depreciation                    (4,059,413)     (4,531,912)
                                                   ------------    ------------
               Net property and equipment            11,917,680      12,439,384
                                                   ------------    ------------
     OTHER ASSETS:
         Product licenses and designs, net              362,295         348,020
         Deferred financing costs, net                  123,748         109,591
         Advances and deposits                          230,872         138,714
         Patents and trademarks, net                    527,502         513,151
                                                   ------------    ------------
               Total other assets                     1,244,417       1,109,476
                                                   ------------    ------------
TOTAL ASSETS                                       $ 34,609,406    $ 38,633,860
                                                   ============    ============

LIABILITIES AND EQUITY
     CURRENT LIABILITIES:
         Accounts payable                          $  2,418,502    $  4,482,180
         Income taxes payable                                 -         294,838
         Current portion of long-term debt              300,000         300,000
         Commissions payable                            396,858         586,783
         Royalties payable                              417,486         404,862
         Other liabilities                               61,781         125,557
                                                   ------------    ------------
               Total current liabilities              3,594,627       6,194,220
                                                   ------------    ------------

     DEFERRED INCOME TAXES                              974,980       1,033,594
     LONG-TERM DEBT, NET OF CURRENT PORTION           3,600,000       3,600,000
                                                   ------------    ------------
               Total liabilities                      8,169,607      10,827,814
                                                   ------------    ------------
     COMMON SHAREHOLDERS' EQUITY:
         Common stock                                    50,081          50,495
         Additional paid-in capital                  15,803,144      16,244,239
         Retained earnings                           10,586,574      11,511,312
                                                   ------------    ------------
               Total shareholders' equity            26,439,799      27,806,046
                                                   ------------    ------------
     TOTAL LIABILITIES AND EQUITY                  $ 34,609,406    $ 38,633,860
                                                   ============    ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTH PERIOD
                                                        ENDED MARCH 31,
                                                    1999              2000
                                                ------------      ------------
NET SALES                                       $  7,168,417      $ 10,304,541

COST OF GOODS SOLD                                 2,398,081         3,673,159
                                                ------------      ------------
            Gross profit                           4,770,336         6,631,382
                                                ------------      ------------
OPERATING EXPENSES:
    Sales and marketing                            1,897,555         2,885,422
    General and administrative                       617,295           890,034
    Research and development                         324,830           472,988
    Depreciation and amortization                    373,907           487,915
    Royalties                                        347,103           404,630
                                                ------------      ------------
            Total operating expenses               3,560,690         5,140,989
                                                ------------      ------------
INCOME FROM OPERATIONS                             1,209,646         1,490,393

OTHER INCOME (EXPENSE)
    Interest income (expense), net                   (31,707)          (32,458)
                                                ------------      ------------
INCOME BEFORE INCOME TAXES                         1,177,939         1,457,935

PROVISION FOR INCOME TAXES                           465,286           533,197
                                                ------------      ------------
NET INCOME                                      $    712,653      $    924,738
                                                ============      ============
BASIC EARNINGS PER SHARE                        $       0.14      $       0.18
                                                ============      ============
DILUTED EARNINGS PER SHARE                      $       0.14      $       0.17
                                                ============      ============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                         ADDITIONAL                         TOTAL
                                                 COMMON STOCK              PAID-IN         RETAINED     SHAREHOLDERS'
                                           SHARES           AMOUNT         CAPITAL         EARNINGS         EQUITY
                                         -----------     -----------     -----------     -----------    -------------
Balance, December 31, 1999                 5,008,079     $    50,081     $15,803,144     $10,586,574     $26,439,799

     Issuance of common stock                    847               8          11,215                          11,223
     Exercise of stock options                 4,000              40          23,250                          23,290
     Exercise of warrants                     34,000             340         380,460                         380,800
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan           2,609              26          26,170                          26,196
     Net income                                                                              924,738         924,738
                                         -----------     -----------     -----------     -----------     -----------
Balance, March 31, 2000                    5,049,535     $    50,495     $16,244,239     $11,511,312     $27,806,046
                                         ===========     ===========     ===========     ===========     ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTH PERIOD ENDED MARCH 31,
                                                                      1999             2000
                                                                  -----------      -----------
OPERATING ACTIVITIES:
     Net income                                                   $   712,653      $   924,738
     Adjustments to reconcile net income to net
          cash provided by operating activities :
          Depreciation and amortization                               368,099          522,441
          Loss on disposal of equipment                                30,626           15,830
          Deferred income taxes                                            --           58,614
          Increase in trade receivables                              (471,158)        (600,176)
          Decrease (increase) in inventories                          246,171       (2,301,777)
          Decrease (increase) in prepaids and other assets            170,325         (204,211)
          Increase in income taxes payable                            312,708          317,790
          (Decrease) increase in accounts payable                     (92,959)       2,063,678
          Increase in other liabilities                               221,972          241,078
                                                                  -----------      -----------
              Net cash provided by operating activities             1,498,437        1,038,005
                                                                  -----------      -----------
INVESTING ACTIVITIES:
     Purchase of product licenses and designs                        (150,000)              --
     Purchases of property and equipment                             (972,365)      (1,031,350)
                                                                  -----------      -----------
              Net cash used in investing activities                (1,122,365)      (1,031,350)
                                                                  -----------      -----------
FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                   (1,453)              --
     Proceeds from issuance of common stock                           108,879          441,509
                                                                  -----------      -----------
              Net cash provided by financing activities               107,426          441,509
                                                                  -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             483,498          448,164

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                       662,652        1,641,071
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,146,150      $ 2,089,235
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                $    54,063      $    55,584
          Income taxes                                                138,954          156,951
     Noncash investing and financing activities:
          Relief of compensation accrual on issuance of stock           5,971               --

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  DEBT

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

                                                               DECEMBER 31,      MARCH 31,
                                                                  1999             2000
                                                               ------------     -----------
Industrial Revenue Bond note payable in annual                 $ 3,900,000      $ 3,900,000
principal installments as follows:  $300,000 per year from
2000-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (4.05% as of
March 31, 2000); proceeds used to finance construction
of new facility
                                                               -----------      -----------
     Total long-term debt                                        3,900,000        3,900,000
     Less current portion                                         (300,000)        (300,000)
                                                               -----------      -----------
                                                               $ 3,600,000      $ 3,600,000
                                                               ===========      ===========

The following is a schedule of debt maturities as of March 31, 2000:

                                                                                      LONG-TERM
                                                                                        DEBT
                                                                                    ------------
2000           ..............................................................       $   300,000
2001           ..............................................................           300,000
2002           ..............................................................           300,000
2003           ..............................................................           300,000
2004           ..............................................................           300,000
Thereafter     ..............................................................         2,400,000
                                                                                    ------------
     Total     ..............................................................       $ 3,900,000
                                                                                    ============

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

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

                                                                   (in thousands)
                                        -------------------------------------------------------------------------
                                                                           TISSUE
                                            KNEE             HIP          SERVICES         OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,
   1999
Net sales                               $    4,953       $   1,422        $    688       $    105       $  7,168
Segment profit (loss) from operations          879             199             156            (24)         1,210

   2000
Net sales                               $    7,017       $   1,724        $  1,396       $    168       $ 10,305
Segment profit from operations                 939             260             231             60          1,490
-----------------------------------------------------------------------------------------------------------------

         Total assets not identified with a specific segment (in thousands of dollars) are $16,670 for the year ended December 31, 1999 and $18,049 for the three months ended March 31, 2000. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table.

                                                                   (in thousands)
                                        -------------------------------------------------------------------------
                                                                           TISSUE
                                            KNEE             HIP          SERVICES         OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------
TWELVE MONTHS ENDED DECEMBER 31,
   1999
Total assets, net                       $   11,706       $   5,213        $    630       $    390       $ 17,939

THREE MONTHS ENDED MARCH 31,
   2000
Total assets, net                       $   12,837       $   6,568        $    801       $    379       $ 20,585
-----------------------------------------------------------------------------------------------------------------

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

5. SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE:

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                               THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                 MARCH 31, 1999                           MARCH 31, 2000
                                          INCOME       SHARES                     INCOME         SHARES
                                          (NUMER-      (DENOM-      PER           (NUMER-       (DENOM-       PER
                                           ATOR)       INATOR)     SHARE           ATOR)        INATOR)      SHARE
                                         -------------------------------         ---------------------------------
Net income                               $712,653                                $924,738

BASIC EPS:
Net income available to
common shareholders                      $712,653     4,921,257    $0.14         $924,738      5,020,696     $0.18
                                                                   =====                                     =====
Effect of dilutive
     securities:
        Stock options                                   161,928                                  261,258
        Warrants                                         13,971                                   28,252

DILUTED EPS:
Net income available to
common shareholders
plus assumed conversions                 $712,653     5,097,156    $0.14         $924,738      5,310,206     $0.17
                                                                   =====                                     =====

For the three months ended March 31, 1999, there were 531,358 options to purchase shares of common stock at prices ranging from $3.28 to $9.00 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares.

For the three months ended March 31, 2000, there were 586,174 options to purchase shares of common stock at prices ranging from $3.28 to $13.06 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. From the introduction of the Optetrak(R) knee system in 1995 through 1998, sales of knee implant products accounted for an increasing portion of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of OpteFORM(TM), a 100% biologic based allograft tissue. During 2000, the Company anticipates initial release of a comprehensive update of it's hip systems under the trade name AcuMatch(TM) hip systems. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, although hip and biologic products are expected to become an increasingly important part of the Company's product lines.

         The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                    SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                                                           THREE MONTHS ENDED
                                                   -------------------------------------------------------------------------
                                                             MARCH 31, 1999                           MARCH 31, 2000
                                                   UNITS           $            %            UNITS          $            %
                                                   -----           -            -            -----          -            -
HIP PRODUCTS
       Cemented                                    1,571           742        10.4%          1,552          759         7.4%
       Porous Coated                               1,324           498         6.9%          1,838          712         6.9%
       Bipolar Prosthesis                            244           120         1.7%            267          132         1.3%
       Revision                                       24            54         0.8%             76          111         1.1%
                                                   --------------------------------         --------------------------------
Total Hip Products                                 3,163         1,414        19.8%          3,733        1,714        16.7%

KNEE PRODUCTS
       Cemented Cruciate Sparing                   4,247         2,077        29.0%          5,432        2,370        23.0%
       Cemented Posterior Stabilized               2,473         1,681        23.4%          3,681        2,384        23.1%
       Porous Coated                                 360           407         5.7%            559          719         7.0%
       Revision                                    1,128           659         9.2%          2,692        1,187        11.5%
                                                   --------------------------------         --------------------------------
Total Knee Products                                8,208         4,824        67.3%         12,364        6,660        64.6%

Instrument Sales and Rental                                        147         2.0%                         372         3.6%
Tissue Services                                                    688         9.6%                       1,396        13.6%
Acudriver                                                           52         7.0%                          55         0.5%
Miscellaneous                                                       43         0.6%                         108         1.0%
                                                                 ------------------                      -------------------
TOTAL                                                            7,168       100.0%                      10,305       100.0%
                                                                 ==================                      ===================

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net sales increased by $3,136,124, or 44%, to $10,304,541 in the quarter ended March 31, 2000, from $7,168,417 in the quarter ended March 31, 1999. The increase in net sales resulted from increased unit and dollar volume in all of the Company's product lines. Sales of knee implant products increased by 51% on a unit basis and by 38% on a dollar basis from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. Sales of hip implant products increased by 18% on a unit basis and by 21% on a dollar basis from the quarter ended March 31, 1999, to the quarter ended March 31, 2000. Revenue from providing Opteform(TM) tissue service increased by 103% from the quarter ended March 31, 1999, to the quarter ended March 31, 2000. The Company believes that the increase in sales is a result of its continuing focus on marketing, specifically in increasing the number of agencies and representatives in the field. Domestic sales increased 36% to $8,248,418 in the quarter ended March 31, 2000, from $6,076,004 in the quarter ended March 31, 1999. International sales grew 88% to $2,056,123 in the quarter ended March 31, 2000, from $1,092,413 in the comparable quarter of 1999, and comprised 20% of the Company's total sales as compared to 15% in the quarter ended March 31, 1999.

         Gross profit increased by $1,861,046, or 39%, to $6,631,382 in the quarter ended March 31, 2000, from $4,770,336 in the quarter ended March 31, 1999, primarily as a result of an increase in total sales. As a percentage of sales, gross profit decreased slightly to 64.4% in the quarter ended March 31, 2000, from 66.5% in the quarter ended March 31, 1999. The profit margin decrease was primarily the result of an increase, as a percentage of total revenue, in international sales which are sold at a lower gross margin than domestic sales.

         Total operating expenses increased by $1,580,299, or 44%, to $5,140,989 in the quarter ended March 31, 2000, from $3,560,690 in the quarter ended March 31, 1999. Sales and marketing expenses, the largest component of total operating expenses, increased by $987,867, or 52%, to $2,885,422 in the quarter ended March 31, 2000, from $1,897,555 in the quarter ended March 31, 1999. Sales and marketing expenses, as a percentage of sales, increased to 28% from 26% in the quarters ended March 31, 2000 and March 31, 1999, respectively. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $272,739, or 44%, to $890,034 in the quarter ended March 31, 2000, from $617,295 in the quarter ended March 31, 1999, primarily as a result of additional costs associated with the Company's expanded shareholder relations efforts and increased legal expenses. As a percentage of sales, general and administrative expenses remained constant at 8.6% in the quarters ended March 31, 2000 and 1999, respectively.

         Research and development expenses increased by $148,158, or 46%, to $472,988 in the quarter ended March 31, 2000, from $324,830 in the quarter ended March 31, 1999, principally the result of testing costs of new hip product lines. As a percentage of sales, research and development expenses were 4.6% and 4.5% in the quarters ended March 31, 2000 and 1999, respectively.

         Depreciation and amortization increased to $487,915 in the quarter ended March 31, 2000, from $373,907 in the quarter ended March 31, 1999, primarily as a result of the increased investment in surgical instrumentation. During the quarter ended March 31, 2000, $672,732 of such equipment was placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $57,527 to $404,630 in the quarter ended March 31, 2000, from $347,103 in the quarter ended March 31, 1999, primarily as a result of growth in knee implant sales. As a percentage of sales, royalty expenses were 3.9% and 4.8% in the quarters ended March 31, 2000 and 1999, respectively.

         The Company's income from operations increased by $280,747, or 23%, to $1,490,393 in the quarter ended March 31, 2000, from $1,209,646 in the quarter ended March 31, 1999, primarily as a result of increase in sales.

         The Company incurred net interest expense of $32,458 in the quarter ended March 31, 2000, as compared to $31,707 in the quarter ended March 31, 1999. The increase was the primarily the result of slightly higher interest rates on existing Industrial Revenue Bond (IRB) debt. For the quarter ended March 31, 2000, interest income of $23,126 was offset by $55,584 of interest expense.

         Income before provision for income taxes increased by $279,996, or 24%, to $1,457,935 in the quarter ended March 31, 2000, from $1,177,939 in the quarter ended March 31, 1999. The provision for income taxes was $533,197 in the quarter ended March 31, 2000, compared to $465,286 in the quarter ended March 31, 1999.

         As a result of the foregoing, net income increased by $212,085, or 30%, to $924,738 from $712,653 in the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At March 31, 2000, the Company had working capital of $18,890,780 compared to $17,852,682 at December 31, 1999. The increase in working capital is primarily the result of additional inventory in support of new product lines. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 2000 increased to $2,089,235 from $1,641,071 at December 31, 1999. The
Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. which is secured by accounts receivable and inventory and expires in June 2000. At March 31, 2000, there was no amount outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

OPERATING ACTIVITIES

         Operating activities provided net cash of $1,038,005 in the three months ended March 31, 2000, as compared to $1,498,437 in the three months ended March 31, 1999. The primary reason for the change was an increase of $2,301,777 in inventory in the three months ended March 31, 2000, as compared to a decrease of $246,171 in inventory that occurred in the three months ended March 31, 1999. The increase in inventory was partially offset by an increase of $2,063,678 in accounts payable for the three months ended March 31, 2000, as compared to a decrease of $92,959 in the three months ended March 31, 1999.

INVESTING ACTIVITIES

         The Company used net cash in investing activities of $1,031,350 in the three months ended March 31, 2000 entirely for the purchase of property and equipment. During the three months ended March 31, 1999, the Company used net cash of $1,122,365, of which, $150,000 was for the purchase of a product license and $972,365 was for purchases of property and equipment.

FINANCING ACTIVITIES

         Financing activities for the three months ended March 31, 2000 provided net cash of $441,509 as compared to $107,426 in the three months ended March 31, 1999. The primary reason for the increase in cash provided by financing activities was the issuance of the Company's common stock due to the exercise of stock warrants and options.

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

         Since the year ended December 31, 1999, there have not been any material changes in the Company's financial instruments that are sensitive to changes in interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
        a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 13, 2000
        b) Not applicable because
               (i) Proxies for the Meeting were solicited pursuant to Regulation
                   14 under the Securities Exchange Act of 1934.
              (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 15, 2000, and
             (iii) All such nominees were elected

        c) The matters voted on at the Meeting consisted of the following:
               (i) The election of six members to the Company's Board of
                   Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

               NAME                               FOR           ABSTENTIONS     NON-VOTES
               ----                               ---           -----------     ---------
               William Petty, M.D.             4,678,416           19,139           0
               Timothy J. Seese                4,664,416           33,139           0
               Gary J. Miller, Ph. D.          4,694,735            2,820           0
               Albert H. Burstein, Ph. D.      4,694,735            2,820           0
               R. Wynn Kearney, Jr., M.D.      4,694,735            2,820           0
               Paul Metts                      4,694,735            2,820           0

              (ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000. 4,675,313 shares were voted in favor of such proposal, 3,980 shares were voted against the proposal and 18,262 votes abstained from voting on such proposal. There were 0 shares broker non-votes with respect to such proposal

Item 5. Other Information
         None

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

                                               Exactech, Inc.

Date: May 12, 2000                             By:       /S/ TIMOTHY J. SEESE
                                               ---------------------------------
                                               Timothy J. Seese
                                               President and Chief
                                               Operating Officer

Date: May 12, 2000                             By:       /S/ JOEL C. PHILLIPS
                                               ---------------------------------
                                               Joel C. Phillips
                                               Treasurer and Chief
                                               Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT           DESCRIPTION
         -------           -----------
           11              Statement re: computation of per share earnings

           27              Financial Data Schedule