Form 10-Q
period 2000-06-30
EXACTECH INC
filed 2000-08-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------            EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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
Yes  __X__  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                      Class                       Outstanding at August 7, 2000
         Common Stock, $.01 par value                 5,075,450

                                 EXACTECH, INC.

                                      INDEX

                                                                                  Page
                                                                                  Number

PART 1.    FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of                                2
           December 31, 1999 and June 30, 2000

         Condensed Consolidated Statements of Income for the Three and              3
           Six Month Periods Ended June 30, 1999 and June 30, 2000

         Condensed Consolidated Statement of Changes in Shareholders' Equity        4
           for the Six Month Period Ended June 30, 2000

         Condensed Consolidated Statements of Cash Flows for the Six Month          5
           Periods Ended June 30, 1999 and June 30, 2000

         Notes to Condensed Consolidated Financial Statements for the Three         6
           and Six Month Periods Ended June 30, 1999 and June 30, 2000


    Item 2.  Management's Discussion and Analysis of Financial                      9
         Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk            13


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                     15

    Item 2.  Changes in Securities                                                 15

    Item 3.  Defaults Upon Senior Securities                                       15

    Item 4.  Submission of Matters to a Vote of Security Holders                   15

    Item 5.  Other Information                                                     15

    Item 6.  Exhibits and Reports on Form 8-K                                      15

    Signatures                                                                     16

                                 EXACTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  December 31,         June 30,
ASSETS                                                 1999              2000
     CURRENT ASSETS:                              ------------       ------------
         Cash and cash equivalents                $  1,641,071       $    334,690
         Trade receivables, net of allowance
            of $332,693 and $329,905                 7,979,481          9,319,554
         Refundable income taxes                        22,952                 --
         Prepaid expenses and other assets             164,910            441,090
         Inventories                                11,638,895         16,045,184
                                                  ------------       ------------
               Total current assets                 21,447,309         26,140,518

     PROPERTY AND EQUIPMENT:
         Land                                          462,629            467,759
         Machinery and equipment                     4,562,503          5,427,727
         Surgical instruments                        7,085,495          8,759,028
         Furniture and fixtures                        393,918            456,931
         Facilities                                  3,472,548          3,504,725
                                                  ------------       ------------
               Total                                15,977,093         18,616,170
         Accumulated depreciation                   (4,059,413)        (4,968,899)
                                                  ------------       ------------
               Net property and equipment           11,917,680         13,647,271

     OTHER ASSETS:
         Product licenses and designs, net             362,295            333,745
         Deferred financing costs, net                 123,748            109,269
         Advances and deposits                         230,872            143,714
         Patents and trademarks, net                   527,502            512,754
                                                  ------------       ------------
               Total other assets                    1,244,417          1,099,482

TOTAL ASSETS                                      $ 34,609,406       $ 40,887,271
                                                  ============       ============


LIABILITIES AND EQUITY
     CURRENT LIABILITIES:
         Accounts payable                         $  2,418,502       $  4,431,572
         Income taxes payable                               --             52,278
         Line of credit                                     --            999,059
         Current portion of long-term debt             300,000            300,000
         Commissions payable                           396,858            627,252
         Royalties payable                             417,486            473,160
         Other liabilities                              61,781            175,677
                                                  ------------       ------------
               Total current liabilities             3,594,627          7,058,998

     DEFERRED INCOME TAXES                             974,980          1,150,832
     LONG-TERM DEBT, NET OF CURRENT PORTION          3,600,000          3,600,000
                                                  ------------       ------------
               Total liabilities                     8,169,607         11,809,830

     SHAREHOLDERS' EQUITY:
         Common stock                                   50,081             50,651
         Additional paid-in capital                 15,803,144         16,400,204
         Retained earnings                          10,586,574         12,626,586
                                                  ------------       ------------
               Total shareholders' equity           26,439,799         29,077,441

TOTAL LIABILITIES AND EQUITY                      $ 34,609,406       $ 40,887,271
                                                  ============       ============

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                    Three Month Period                   Six Month Period
                                                      Ended June 30,                       Ended June 30,
                                                  1999              2000              1999               2000
                                             ------------       ------------       ------------       ------------
NET SALES                                    $  8,816,214       $ 10,915,741       $ 15,984,631       $ 21,220,282

COST OF GOODS SOLD                              3,311,981          3,803,997          5,710,062          7,477,156
                                             ------------       ------------       ------------       ------------

           Gross profit                         5,504,233          7,111,744         10,274,569         13,743,126

OPERATING EXPENSES:
    Sales and marketing                         2,211,590          2,762,427          4,109,145          5,647,849
    General and administrative                    651,583            867,445          1,268,878          1,757,479
    Research and development                      410,129            563,965            734,959          1,036,953
    Depreciation and amortization                 389,501            545,070            763,408          1,032,985
    Royalties                                     425,209            472,072            772,312            876,702
                                             ------------       ------------       ------------       ------------
           Total operating expenses             4,088,012          5,210,979          7,648,702         10,351,968
                                             ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                          1,416,221          1,900,765          2,625,867          3,391,158

OTHER INCOME (EXPENSE):
    Interest income                                22,877             13,921             45,233             37,047
    Interest expense                               54,147             71,258            108,210            126,842
                                             ------------       ------------       ------------       ------------
           Total other income (expense)           (31,270)           (57,337)           (62,977)           (89,795)

INCOME BEFORE INCOME TAXES                      1,384,951          1,843,428          2,562,890          3,301,363

PROVISION FOR INCOME TAXES                        547,056            728,154          1,012,342          1,261,351
                                             ------------       ------------       ------------       ------------

NET INCOME                                   $    837,895       $  1,115,274       $  1,550,548       $  2,040,012
                                             ============       ============       ============       ============


BASIC EARNINGS PER SHARE                     $       0.17       $       0.22       $       0.31       $       0.40
                                             ============       ============       ============       ============


DILUTED EARNINGS PER SHARE                   $       0.16       $       0.21       $       0.30       $       0.38
                                             ============       ============       ============       ============

    See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Additional                         Total
                                                    Common Stock               Paid-In        Retained       Shareholders'
                                              Shares            Amount         Capital        Earnings          Equity
                                              ------            ------         -------        --------          ------

Balance, December 31, 1999                  5,008,079      $    50,081      $15,803,144      $10,586,574      $26,439,799

     Issuance of common stock                     922                9           12,306                            12,315
     Exercise of stock options                  6,120               61           30,739                            30,800
     Exercise of warrants                      44,000              440          492,360                           492,800
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan            6,018               60           61,655                            61,715
     Net income                                                                                2,040,012        2,040,012
                                          -----------      -----------      -----------      -----------      -----------
Balance, June 30, 2000                      5,065,139      $    50,651      $16,400,204      $12,626,586      $29,077,441
                                          ===========      ===========      ===========      ===========      ===========

     See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Month Period Ended June 30,
                                                                            1999             2000
                                                                        -----------       -----------
OPERATING ACTIVITIES:
      Net income                                                        $ 1,550,548       $ 2,040,012
      Adjustments to reconcile net income to net
          cash provided by (used in) operating activities :
          Depreciation and amortization                                     763,408         1,100,998
          Loss on disposal of equipment                                      30,626            23,377
          Deferred income taxes                                                  --           175,852
          Increase in trade receivables                                  (1,730,771)       (1,340,073)
          Decrease (increase) in inventories                                981,548        (4,406,289)
          Increase in prepaids and other assets                             (31,975)         (174,543)
          Increase in income taxes payable                                  252,475            75,230
          Increase in accounts payable                                      338,042         2,014,070
          Increase in other liabilities                                     394,559           399,964
                                                                        -----------       -----------
               Net cash provided by (used in) operating activities        2,548,460           (91,402)
                                                                        -----------       -----------
INVESTING ACTIVITIES:
      Purchases of property and equipment                                (2,897,320)       (2,796,506)
      Purchase of product licenses and designs                             (150,000)               --
      Change in unexpended industrial revenue bond proceeds                 856,992                --
      Cost of patents and trademarks                                       (177,187)          (14,162)
                                                                        -----------       -----------
               Net cash used in investing activities                     (2,367,515)       (2,810,668)
                                                                        -----------       -----------

FINANCING ACTIVITIES:
      Principal payments on debt                                             (2,989)               --
      Proceeds from borrowing on line of credit                                  --           998,059
      Proceeds from issuance of common stock                                357,523           597,630
                                                                        -----------       -----------
               Net cash provided by financing activities                    354,534         1,595,689
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        535,479        (1,306,381)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                             662,652         1,641,071
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,198,131       $   334,690
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                      $   108,210       $   126,843
          Income taxes                                                      788,932         1,018,056
      Noncash investing and financing activities:
          Relief of compensation accrual on issuance of stock                 5,971                --

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents, as well as, raw materials used in the manufacture of the Company's products. The Company's inventories as of December 31, 1999 and June 30,2000 are summarized in the following table:

    ------------------------------------------------------------------

                                       1999                  2000

    Raw materials                  $ 1,363,842            $ 3,152,697
    Work in process                    481,242                623,074
    Finished goods                   9,793,811             12,269,413
                                   -----------            -----------
                                  $ 11,638,895            $16,045,184
                                  ============            ===========
    ------------------------------------------------------------------

3. DEBT

   Long-term debt:


                                                                        December 31,       June 30,
                                                                          1999               2000
                                                                     ---------------    ---------------

Industrial Revenue Bond note payable in annual                          $ 3,900,000         $3,900,000
principal installments as follows:  $300,000 per year from
2000-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (4.9% as of
June 30, 2000); proceeds used to finance construction
of new facility

                                                                     ---------------    ---------------
     Total long-term debt                                                 3,900,000          3,900,000
     Less current portion                                                  (300,000)          (300,000)
                                                                     ---------------    ---------------
                                                                        $ 3,600,000         $3,600,000
                                                                     ===============    ===============

The following is a schedule of debt maturities as of June 30, 2000:

                                                       Long-Term
                                                         Debt
                                                      -----------
    2000         .................................    $   300,000
    2001         .................................        300,000
    2002         .................................        300,000
    2003         .................................        300,000
    2004         .................................        300,000
    Thereafter   .................................      2,400,000
                                                      -----------
         Total   .................................    $ 3,900,000
                                                      ===========

         The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. This credit line is limited to the lesser of 80% of the Company's domestic receivables, excluding amounts over 90 days past due, plus 50% of inventory, or $6,000,000. Interest on the line of credit is variable, based on the thirty-day commercial paper rate, plus 2.65%. As of June 30, 2000, this rate was 9.25%. The credit line was renewed in June 2000 for a term of two years, at a variable rate based on the thirty-day commercial paper rate, plus 2.45%, expiring June 30, 2002.

4. COMMITMENTS AND CONTINGENCIES

         The Company, in the normal course of business, is also subjected to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position or results of operations.

5. SEGMENT INFORMATION

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

         Summarized interim reporting information concerning the Company's reportable segments is shown in the following table: Total assets not identified with a specific segment (in thousands) are $16,670 at December 31, 1999 and $17,335 at June 30, 2000. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table:

                                                           (in thousands)
                                          ---------------------------------------------------
                                                                Tissue
                                           Knee        Hip     Services     Other     Total
---------------------------------------------------------------------------------------------
Three months ended June 30,
  1999
Net Sales                                 $ 5,913    $ 1,482    $   931    $   490    $ 8,816
Segments profit (loss) from operations        675        274        223        244      1,416

  2000
Net Sales                                 $ 7,423    $ 1,889    $ 1,420    $   184    $10,916
Segments profit from operations             1,150        328        347         76      1,901

Six months ended June 30,
  1999
Net Sales                                 $10,866    $ 2,904    $ 1,619    $   596    $15,985
Segments profit (loss) from operations      1,554        473        379        220      2,626

  2000
Net Sales                                 $14,440    $ 3,613    $ 2,816    $   351    $21,220
Segments profit from operations             2,089        588        578        136      3,391
---------------------------------------------------------------------------------------------
                                                           (in thousands)
                                          ---------------------------------------------------
                                                                Tissue
                                           Knee        Hip     Services     Other     Total
---------------------------------------------------------------------------------------------
December 31, 1999
Total assets, net                         $11,706    $ 5,213    $   630    $   390    $17,939

June 30, 2000
Total assets, net                         $14,845    $ 7,311    $ 1,024    $   372    $23,552
---------------------------------------------------------------------------------------------

Geographic distribution of sales are summarized in the following table:

       ---------------------------------------------------------------
       Three months ended June 30,              1999           2000

       Domestic sales revenue               $ 6,806,882    $ 8,704,853
       Sales revenue from Spain             $ 1,458,464    $ 1,504,573
       Other international sales revenue    $   550,868    $   706,315
       ---------------------------------------------------------------
       Six months ended June 30,               1999           2000

       Domestic sales revenue               $12,882,886    $16,953,271
       Sales revenue from Spain             $ 2,197,232    $ 3,031,774
       Other international sales revenue    $   904,513    $ 1,235,237
       ---------------------------------------------------------------

6. SHAREHOLDERS' EQUITY

         The following is a reconciliation of income and shares of the basic and diluted EPS computations:

                                                          Per                                       Per
                               Income       Shares       Share           Income       Shares       Share
                              ----------------------------------------------------------------------------
                              Three Months Ended June 30, 1999          Three Months Ended June 30, 2000
                              -----------------------------------     ------------------------------------
Basic EPS:
Net income                     $ 837,895     4,939,652    $ 0.17       $ 1,115,274     5,058,745    $ 0.22
Effect of Dilutive Securities:
  Stock options                                194,498                                   265,840
  Warrants                                      14,610                                    22,372

Diluted EPS:
Net income plus assumed
  conversions                  $ 837,895     5,148,760    $ 0.16       $ 1,115,274     5,346,957    $ 0.21

                               Six Months Ended June 30, 1999            Six Months Ended June 30, 2000
                             -----------------------------------      -------------------------------------
Basic EPS:
Net income                    $1,550,548     4,930,462    $ 0.31       $ 2,040,012     5,039,720    $ 0.40
Effect of Dilutive Securities:
  Stock options                                178,833                                   262,774
  Warrants                                      11,693                                    25,449
Diluted EPS:
Net income plus assumed
  conversions                 $1,550,548     5,120,988    $ 0.30       $ 2,040,012     5,327,943    $ 0.38

         For the three months ended June 30, 1999, options to purchase 27,280 shares of common stock at a price of $11.69 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the three months ended June 30, 2000, there were no options to purchase shares of common stock excluded from the computation of diluted EPS.

         For the six months ended June 30, 1999, options to purchase 27,280 shares of common stock at a price of $11.69 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2000, there were no options to purchase shares of common stock excluded from the computation of diluted EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. From the introduction of the Optetrak(R) knee system in 1995 through 1998, sales of knee implant products accounted for an increasing portion of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(TM), a 100% biologic based allograft tissue. During 2000, the Company has begun initial release of a comprehensive update of its hip systems under the trade name AcuMatch(TM) hip systems. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, although hip and biologic products are expected to become an increasingly important part of the Company's product lines.

         The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                 EXACTECH, INC.
                    SALES SUMMARY BY PRODUCT LINE ($1,000's)

                                                 Six Months Ended
                                ----------------------------------------------------
                                      June 30, 1999              June 30, 2000
Hip Products                     Units      $        %      Units      $       %
                                 -----      -        -      -----      -       -
    Cemented                       3,055    1,452    9.1%     3,217    1,598   7.5%
    Porous Coated                  3,153    1,085    6.8%     3,963    1,446   6.9%
    Bipolar Prosthesis               538      253    1.6%       549      261   1.2%
    Revision                          54      107    0.7%       232      290   1.4%
                                -------------------------- -------------------------
Total Hip Products                 6,800    2,897   18.2%     7,961    3,595  17.0%

Knee Products

    Cemented Cruciate Sparing      9,708    4,252   26.6%    11,776    4,993  23.5%
    Cemented Posterior Stabilized  5,977    3,862   24.2%     7,886    5,052  23.8%
    Porous Coated                    994    1,079    6.8%     1,228    1,468   6.9%
    Revision                       2,886    1,545    9.7%     4,836    2,270  10.7%
                                -------------------------- -------------------------
Total Knee Products               19,565   10,738   67.2%    25,726   13,783  64.9%

Instrument Sales and Rental                   504    3.1%                697   3.3%
Tissue Services                             1,620   10.1%              2,816  13.3%
Acudriver                                     134    0.8%                113   0.5%
Miscellaneous                                  92    0.6%                216   1.0%
                                         -----------------          ----------------
Total                                      15,985  100.0%             21,220 100.0%
                                         =================          ================

                                                   Three Months Ended
                                  -----------------------------------------------------
                                        June 30, 1999              June 30, 2000
Hip Products                       Units      $        %      Units      $        %
                                   -----      -        -      -----      -        -
    Cemented                         1,484      710    8.0%     1,665      839    7.7%
    Porous Coated                    1,829      587    6.7%     2,125      734    6.7%
    Bipolar Prosthesis                 294      133    1.5%       282      129    1.2%
    Revision                            30       54    0.6%       156      179    1.6%
                                  -------------------------- --------------------------
Total Hip Products                   3,637    1,485   16.8%     4,228    1,881   17.2%

Knee Products

    Cemented Cruciate Sparing        5,461    2,175   24.7%     6,344    2,623   24.0%
    Cemented Posterior Stabilized    3,504    2,181   24.7%     4,205    2,668   24.5%
    Porous Coated                      634      672    7.6%       669      749    6.9%
    Revision                         1,758      886   10.1%     2,144    1,083    9.9%
                                  -------------------------- --------------------------
Total Knee Products                 11,357    5,914   67.1%    13,362    7,123   65.3%

Instrument Sales and Rental                     357    4.1%                325    3.0%
Tissue Services                                 932   10.6%              1,420   13.0%
Acudriver                                        82    0.9%                 58    0.5%
Miscellaneous                                    48    0.5%                109    1.0%
                                           -----------------          -----------------
Total                                         8,817  100.0%             10,916  100.0%
                                           =================          =================

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net sales increased by $2,099,527, or 24%, to $10,915,741 in the quarter ended June 30, 2000, from $8,816,214 in the quarter ended June 30, 1999. The increase in net sales resulted from increases in all major product lines. Sales of knee implant products increased by 18% on a unit basis and by 20% on a dollar basis from the quarter ended June 30, 1999 to the quarter ended June 30, 2000 as the Company experienced higher growth rates in domestic sales than in international distribution. For the quarter ended June 30, 2000, domestic sales of knee implant products increased 24%, while international sales increased 12% from the comparable quarter ended June 30, 1999. Sales of hip implant products increased by 16% on a unit basis and by 27% on a dollar basis from the quarter ended June 30, 1999 to the quarter ended June 30, 2000, primarily due to the increase, as a percent of total hip sales, of revision components at higher average sale prices. As a percent of total hip sales, revision components were 10% in the quarter ended June 30, 2000, as compared to 4% in the quarter ended June 30, 1999. The overall increase in hip sales was paced by the preliminary introduction of components of the Company's AcuMatch(TM) hip system.

         International sales increased 9% to $2,210,888 in the quarter ended June 30, 2000, from $2,009,332 in the quarter ended June 30, 1999, as international distributors expanded their markets. As a percentage of total sales, international sales decreased to 20% in the quarter ended June 30, 2000, as compared to 23% in the quarter ended June 30, 1999.

         Gross profit increased by $1,607,511, or 29%, to $7,111,744 in the quarter ended June 30, 2000, from $5,504,233 in the quarter ended June 30, 1999. As a percentage of sales, gross profit increased to 65% in the quarter ended June 30, 2000, from 62% in the quarter ended June 30, 1999, as a result of increased efficiencies achieved through increased internal manufacturing operations and a lower percent of international sales. International sales are typically at lower average sales prices and result in lower gross margins, although, these sales are subject to lower commission charges.

         Total operating expenses increased by $1,122,967, or 27%, to $5,210,979 in the quarter ended June 30,

2000, from $4,088,012 in the quarter ended June 30, 1999. Sales and marketing expenses, the largest component of total operating expenses, increased by $550,837, or 25%, to $2,762,427 in the quarter ended June 30, 2000, from
$2,211,590 in the quarter ended June 30, 1999. As a percentage of sales, sales and marketing expenses remained constant at 25% in the quarters ended June 30, 2000 and 1999. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. Sales and marketing expenses, as a percentage of sales, remained steady as a result of the Company's continuing commitment to expand its sales and distribution network.

         General and administrative expenses increased by $215,862, or 33%, to $867,445 in the quarter ended June 30, 2000, from $651,583 in the quarter ended June 30, 1999. As a percentage of sales, general and administrative expenses increased to 8% in the quarter ended June 30, 2000, from 7% in the quarter ended June 30, 1999. Total general and administrative expenses increased primarily as a result of legal costs.

         Research and development expenses increased by $153,836, or 38%, to $563,965 in the quarter ended June 30, 2000, from $410,129 in the quarter ended June 30, 1999. Research and development expenses were 5% of sales in each of the quarters ended June 30, 2000 and 1999. The increase in research and development expenses is due to the continued enhancements to the Company's hip and knee product lines, as well as, other advanced product research.

         Depreciation and amortization increased to $545,070 in the quarter ended June 30, 2000, from $389,501 in the quarter ended June 30, 1999. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the quarter ended June 30, 2000, $1,147,396 of surgical instruments and $651,509 of manufacturing equipment was placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $46,863 to $472,072 in the quarter ended June 30, 2000, from $425,209 in the quarter ended June 30, 1999, primarily as a result of growth in sales of knee implant products and AcuMatch(TM) hip products. As a percentage of sales, royalty expenses decreased to 4% in the quarter ended June 30, 2000, from 5% in the quarter ended June 30, 1999, as a result of the satisfaction and subsequent expiration of certain royalty agreements.

         The Company's income from operations increased by $484,544, or 34%, to $1,900,765 in the quarter ended June 30, 2000, from $1,416,221 in the quarter ended June 30, 1999. The increase was primarily attributable to the increase in gross profit, which surpassed the increase in operating expenses.

         The Company realized net interest expense of $57,337 in the quarter ended June 30, 2000, as compared to $31,270 in the quarter ended June 30, 1999. The increase was the result of lower interest income from daily maturing investments to offset interest charges associated with the industrial revenue bond (IRB) debt financing and borrowing on lines of credit. For the quarter ended June 30, 2000, interest income of $13,921 was offset by $71,258 of interest expense.

         Income before provision for income taxes increased by $458,477, or 33%, to $1,843,428 in the quarter ended June 30, 2000, from $1,384,951 in the quarter ended June 30, 1999. The provision for income taxes was $728,154 in the quarter ended June 30, 2000 as compared to $547,056 in the quarter ended June 30, 1999. The effective tax rate for the quarters ended June 30, 2000 and 1999 was 39.5%.

         As a result, the Company realized net income of $1,115,274 in the quarter ended June 30, 2000, compared to $837,895 in the quarter ended June 30, 1999, a 33% increase.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net sales increased by $5,235,651, or 33%, to $21,220,282 in the six months ended June 30, 2000, from $15,984,631 in the six months ended June 30, 1999. Knee sales increased by $3,045,320, or 28%, to $13,782,988 in the six months ended June 30, 2000 from $10,737,668 in the six months ended June 30, 1999. Sales of knee implant products increased by 31% on a unit basis and by 28% on a dollar basis from the six months ended June 30, 1999 to the six months ended June 30, 2000, due to continuing market penetration in both domestic and international markets. Sales of hip implant products increased by 17% on a unit basis and by 24% on a dollar basis from the six months ended June 30, 1999, to the six months ended June 30, 2000. The primary increase in hip sales occurred in the porous coated and revision product lines. Porous coated hip system sales, consisting of the MCS(R) porous coated hip system and the acetabular components of the AcuMatch(TM) A-Series hip system, increased 33% to $1,446,490 in the six months ended June 30, 2000, from $1,085,220 in the six months ended June 30, 1999. Revision hip system sales, consisting of the AuRa(R) revision hip system and the new AcuMatch(TM) M-Series modular hip system, increased to $290,068, or 171%, in the six months ended June 30, 2000, from $107,184 in the six months ended June 30, 1999.

         International sales increased 38% to $4,267,011 in the six months ended June 30, 2000, from $3,101,745 in the six months ended June 30, 1999. As a percentage of sales, international sales increased to 20% in the six months ended June 30, 2000, as compared to 19% in the six months ended June 30, 1999.

         Gross profit increased by $3,468,557, or 34%, to $13,743,126 in the six months ended June 30, 2000, from $10,274,569 in the six months ended June 30, 1999. As a percentage of sales, gross profit increased to 65% in the six months ended June 30, 2000, as compared to 64% in the six months ended June 30, 1999, as the Company has begun to take advantage of the improved efficiencies of expanded internal manufacturing and has reduced the costs of a number of components.

         Total operating expenses increased by $2,703,266, or 35%, to $10,351,968 in the six months ended June 30, 2000, from $7,648,702 in the six months ended June 30, 1999. Sales and marketing expenses, the largest component of total operating expenses, increased 37% to $5,647,849 in the six months ended June 30, 2000, from $4,109,145 in the six months ended June 30, 1999. Sales and marketing expenses increased, as a percentage of sales, to 27% in the six months ended June 30, 2000, from 26% in the six months ended June 30, 1999.

         General and administrative expenses increased 39% to $1,757,479 in the six months ended June 30, 2000, from $1,268,878 in the six months ended June 30, 1999, as a result of increased expenditures for legal and infrastructure costs. As a percentage of sales, general and administrative expenses remained constant at 8% in the six months ended June 30, 2000 and June 30, 1999.

         Research and development expenses increased 41% to $1,036,953 in the six months ended June 30, 2000, from $734,959 in the six months ended June 30, 1999. As a percentage of sales, research and development expenses remained constant at 5% for the six months ended June 30, 2000 and June 30, 1999.

         Depreciation and amortization increased to $1,032,985 in the six months ended June 30, 2000, from $763,408 in the six months ended June 30, 1999. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the six months ended June 30, 2000, $1,820,128 of surgical instruments and $860,645 of manufacturing equipment was placed in service.

         Royalty expenses increased 14% to $876,702 during the six months ended June 30, 2000, from $772,312 in the six months ended June 30, 1999. As a percent of sales, royalty expense was 4% for the six months ended June 30, 2000 and 5% for the six months ended June 30, 1999.

         The Company's income from operations increased 29%, to $3,391,158 in the six months ended June 30, 2000, from $2,625,867 in the six months ended June 30, 1999. The increase was primarily attributable to the increase in sales and gross profit, which increased at a rate slightly less than operating expenses.

         The Company realized net interest expense of $89,795 in the six months ended June 30, 2000, as compared to $62,977 in the six months ended June 30, 1999. Interest expense of $126,842 for the six months ended June 30, 2000, was partially offset by $37,047 of interest income.

         Income before provision for income taxes increased 29%, to $3,301,363 in the six months ended June 30, 2000, from $2,562,890 in the six months ended June 30, 1999. The provision for income taxes was $1,261,351 in the six months ended June 30, 2000, compared to $1,012,342 in the six months ended June 30, 1999. The effective tax rate for the six months ended June 30, 2000, was 38.2%, as compared to an effective rate of 39.5% for the six months ended June 30, 1999. The reduction in the effective tax rate to 38.2% in the six months ended June 30, 2000 resulted from a favorable true-up of the prior year's income tax provision to the actual 1999 tax returns of $42,086.

         As a result, the Company realized net income of $2,040,012 in the six months ended June 30, 2000, compared to $1,550,548 in the six months ended June 30, 1999, a 32% increase. As a percentage of sales, net income remained constant at 10% in the six months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 2000, the Company had working capital of $19,081,520 compared to $17,852,682 at December 31, 1999. The increase in working capital is primarily the result of an increase in inventory in support of new product lines. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 2000 decreased to $334,690 from $1,641,071 at December 31, 1999. The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line was renewed in June 2000 for a term of two years, expiring June 30, 2002. At June 30, 2000, there was $999,059 outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

         Operating activities used net cash of $91,402 in the six months ended June 30, 2000, as compared to providing net cash of $2,548,460 in the six months ended June 30, 1999. The primary reason for the change was the increase in inventory of $4,406,289 in the six months ended June 30, 2000, as compared to the $981,548 decrease in inventory in the six months ended June 30, 1999. Income taxes payable, accounts payable and other liabilities increased $2,489,264 in the six months ended June 30, 2000, as compared to an increase of $985,076 in the six months ended June 30, 1999. Cash required as a result of the increase in trade receivables was $1,340,073 for the six-month period ended June 30, 2000, as compared to $1,730,771 for the six-month period ended June 30, 1999.

Investing Activities

         The Company used net cash in investing activities of $2,810,668 in the six months ended June 30, 2000, as compared to $2,367,515 in the six months ended June 30, 1999. The use of cash was due to the investment of $2,796,506 in property and equipment, and $14,162 for the costs of patents.

Financing Activities

         Financing activities for the six months ended June 30, 1999 provided net cash of $1,595,689 as compared to $354,535 in the six months ended June 30, 1999. During the six months ended June 30, 2000, proceeds from the exercise of outstanding stock options and warrants provided cash of $597,630, while borrowing against the line of credit facility with Merrill Lynch provided cash of $998,059. During the six month period ended June 30, 1999, cash provided by the exercise of outstanding stock options and warrants was $357,523, and there were no borrowings under the line of credit.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of June 30, 2000.

                                                               2000          2001     2002    2003    2004  Thereafter       Total
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
       at variable interest rate                          $      333,000                                                 $  507,000
Weighted average interest rate                                      5.50%

Liabilities

Line of credit at variable
       interest rate                                      $      998,059                                                 $  998,059
Weighted average interest rate                                      9.25%

Industrial Revenue Bond at
       variable interest rate                             $    3,900,000                                                 $3,900,000
Weighted average interest rate                                      4.24%
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                  Exactech, Inc.



Date: August 11, 2000                    By:       /s/ Timothy J. Seese
                                                  ---------------------
                                                  Timothy J. Seese
                                                  President and Chief
                                                  Operating Officer

Date: August 11, 2000                    By:       /s/ Joel C. Phillips
                                                  ----------------------
                                                  Joel C. Phillips
                                                  Treasurer and Chief
                                                  Financial Officer

                                 Exhibit Index

Exhibit No.           Exhibit Description
-----------           -------------------

  27          Financial Data Schedule