Form 10-K405/A
period 1999-12-31
EXACTECH INC
filed 2000-11-08
CIK 913165

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1

                                  ------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-28240

                                 EXACTECH, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                          52-2603930
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                               2320 NW 66th COURT
                              GAINESVILLE, FL 32653
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (352) 377-1140

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title and Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 2, 2000, the number of shares of the registrant's Common Stock outstanding was $5,081,906. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of November 2, 2000 was approximately $48,998,419, based on a closing sale price of $19.06 for the Common Stock as reported on the Nasdaq National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

===============================================================================

                                TABLE OF CONTENTS

                                       and

                              CROSS REFERENCE SHEET

                                                                            Page
                                                                            ----

PART IV- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....3

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The financial statements filed as part of this report are listed under
         Item 8.

(b)      Reports on Form 8-K

         None

(c)      Exhibits:


  Exhibit                         Description
  -------     ----------------------------------------------------------------
   3.1        Registrant's Articles of Incorporation, as amended(1)

   3.2        Registrant's Bylaws(1)

   3.3        Forms of Articles of Amendment to Articles of Incorporation(1)

   4.1        Specimen Common Stock Certificate(l)

   4.2 Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

   4.3        Form of Underwriter's Warrant(1)

   4.4        Specimen Series A Preferred Stock Certificate(l)

   4.5        Specimen Series B Preferred Stock Certificate(l)

   4.6        Specimen Series C Preferred Stock Certificate(l)

   4.7 Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(l)

  10.1 Registrant's Employee Stock Option and Incentive Plan, as amended(1)(2)

  10.2        Registrant's Directors' Stock Option Plan(l)(2)

  10.3 Form of Indemnification Agreement between the Registrant and each of the Registrant's Directors and Executive Officers(l)

  10.4 Form of Employment Agreement between the Registrant and William Petty, M.D.(1)(2)

  10.5        Form of Employment Agreement between the Registrant and Timothy J.
              Seese(1)(2)

  10.6        Form of Employment Agreement between the Registrant and Gary J.
              Miller, Ph.D.(l)(2)

  Exhibit                         Description
  -------     ----------------------------------------------------------------
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

  10.18 Letter Agreement, dated December 28, 1992, between the Registrant and R. Wynn Kearney, M.D. regarding purchase of 8% debentures and warrants(1)

  10.19 First Mortgage Deed and Promissory Note, each dated September 27, 1994, executed by the Registrant in favor of American National Bank of Florida(l)

  10.20 Shareholders' Agreement, dated July 19, 1995, between the Registrant and Edoardo Caminita in connection with the formation of Techmed S.p.A.(1)

  10.21 Small Business Cooperative Research and Development Agreement, dated December 31, 1995, between the Registrant and The Regents for the University of California, Lawrence Livermore National Laboratory(1)

  10.22 Business Lease, dated July 1, 1995, between the Registrant and BCB Partnership(l)

  10.23 Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)

  Exhibit                         Description
  -------     ----------------------------------------------------------------
  10.24       Consulting Agreement, dated January 1, 1993, between the
              Registrant and William Murray, M.D.(1)

  10.25 Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(l)

  10.26 Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)

  10.27 Consulting Agreement, dated January 1, 1993, between the Registrant and Gary J. Miller, Ph.D.(l)

  10.28 Consulting ,Agreement, dated as of November 1, 1993, between the Registrant and Virginia Mason Clinic (regarding Raymond P. Robinson, M.D.)(1)

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

  10.30 Distribution Agreement, dated as of January 1, 1996, between the Registrant and Precision Instruments, Inc.(1)

  10.31 Manufacturers Representative Agreement, dated January 31, 1996, between the Registrant and Futur-Tek, Inc.(1)

  10.32 Distribution Agreement, dated October 5, 1995, between the Registrant and Techmed S.p.A.(1)

  10.33 Distribution Agreement, dated January 1, 1994, between the Registrant and Akaway Medical Co., Ltd.(1)

  10.34 Distribution Agreement between the Registrant and MBA Del Principado, S.p.A.(l)

  10.35 Distribution Agreement, dated February 1, 1993, between the Registrant and Yu Han Meditech(l)

  10.36 Distribution Agreement, dated October 31, 1995, between the Registrant and Buro Ortopedik-Thbbi Malzemeler Ithalat Ihracat Tic. Ltd.(1)

  10.37 Technology License Agreement, dated as of August 5, 1991, between the Registrant and Accumed, Inc.(1)

  10.38 License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

  l0.39 Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

  10.40 License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

  10.41       Assignment of Patent, dated November 20, 1995, executed by Phillip
              H. Cripe in favor of the Registrant(1)

  10.42 United States Patent No.5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)

  10.43 United States Patent No.5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)

  Exhibit                         Description
  -------     ----------------------------------------------------------------
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

  10.49 Application for United States Patent for Hole Caps for Prosthetic Implants(1)

  10.50 Tolling Agreement, dated April 3, 1995, between the Registrant and Joint Medical Products Corporation(1)

  10.51 Patent Agreement, dated October 9, 1995, between the Registrant and Phillip H. Cripe(1)

  10.52 Letter Agreements dated March 8, 1993 and April 13, 1993 between the Registrant and Ridgeway Construction(1)

  10.53 Letter Agreements dated April 12, 1993 between the Registrant and Bosshardt Realty Services, Inc.(l)

  10.54 Copyright Assignment and Consulting Agreement, effective as of April 12, 1993, by and between Walter Reid and the Registrant(l)

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

  Exhibit                         Description
  -------     ----------------------------------------------------------------
  10.65       Letter Agreement dated June 18, 1998, between Merrill Lynch
              Business Financial Services Inc. and the Registrant (5)

  11.1        Computation of Earnings Per Share(6)

  21.1        Subsidiary of the Registrant (1)

  23.1        Consent of Deloitte & Touche LLP(7)

  27.1        Financial Data Schedule(6)

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

         (6) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         (7)      Filed herewith.

(d)      Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999

                                                Balance at         Charged to
                                                 Beginning         Costs and         Deductions         Balance at
                                                  of Year           Expenses        (Chargeoffs)       End of Year
                                                ----------         ----------       ------------       -----------
Allowance for doubtful accounts      1997         37,164            123,882                              161,046
                                     1998         161,046           (7,088)                              153,958
                                     1999         153,958           178,735                              332,693

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2000                            EXACTECH, INC.


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

November 8, 2000                            By:  /s/ William Petty
                                                 ------------------------------
                                                 William Petty
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (principal executive officer)

November 8, 2000                            By:  /s/ Timothy J. Seese
                                                 ------------------------------
                                                 Timothy J. Seese
                                                 President and Chief
                                                 Operating Officer

November 8, 2000                            By:  /s/ Gary J. Miller
                                                 ------------------------------
                                                 Gary J. Miller
                                                 Vice President and Director

November 8, 2000                            By:  /s/ Joel C. Phillips
                                                 ------------------------------
                                                 Joel C. Phillips
                                                 Chief Financial Officer

November 8, 2000                            By:
                                                 ------------------------------
                                                 Albert H. Burstein
                                                 Director

November 8, 2000                            By:  /s/ Wynn Kearney, Jr.
                                                 ------------------------------
                                                 Wynn Kearney, Jr.
                                                 Director

November 8, 2000                            By:  /s/ Paul E. Metts
                                                 ------------------------------
                                                 Paul E. Metts
                                                 Director

                                 EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
  23.1            Consent of Deloitte & Touche LLP