Form 10-Q
period 2000-09-30
EXACTECH INC
filed 2000-11-14
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

Yes [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                         Outstanding at November 9, 2000
   Common Stock, $.01 par value                         5,081,906

                                 EXACTECH, INC.

                                      INDEX

                                                                                          Page
                                                                                          Number
PART 1. FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1999 and
           September 30, 2000                                                                2

         Condensed Consolidated Statements of Income for the Three Month and
           Nine Month Periods Ended September 30, 1999 and September 30, 2000                3

         Condensed Consolidated Statement of Changes in Shareholders' Equity
           for the Nine Month Period Ended September 30, 2000                                4

         Condensed Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 1999 and September 30, 2000                           5

         Notes to Condensed Consolidated Financial Statements for the Three
           Month and Nine Month Periods Ended September 30, 1999 and
           September 30, 2000                                                                6

    Item 2. Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                                 10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                       15

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                                16

    Item 2. Changes in Securities                                                            16

    Item 3. Defaults Upon Senior Securities                                                  16

    Item 4. Submission of Matters to a Vote of Security Holders                              16

    Item 5. Other Information                                                                16

    Item 6. Exhibits and Reports on Form 8-K                                                 16

    Signatures                                                                               17

                                 EXACTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                December 31,     September 30,
ASSETS                                              1999             2000
                                                ------------     ------------
     CURRENT ASSETS:
         Cash and cash equivalents              $  1,641,071     $    491,712
         Trade receivables, net of allowance
            of $332,693 and $319,971               7,979,481        8,291,315
         Refundable income taxes                      22,952          153,007
         Prepaid expenses and other assets           164,910          337,405
         Inventories                              11,638,895       18,043,501
                                                ------------     ------------
                Total current assets              21,447,309       27,316,940

     PROPERTY AND EQUIPMENT:
         Land                                        462,629          462,629
         Machinery and equipment                   4,562,503        5,658,663
         Surgical instruments                      7,085,495        9,273,878
         Furniture and fixtures                      393,918          486,024
         Facilities                                3,472,548        3,579,787
                                                ------------     ------------
                Total                             15,977,093       19,460,981
         Accumulated depreciation                 (4,059,413)      (5,458,700)
                                                ------------     ------------
                Net property and equipment        11,917,680       14,002,281

     OTHER ASSETS:
         Product licenses and designs, net           362,295          319,470
         Deferred financing costs, net               123,748          129,046
         Investment in foreign subsidiary                 --            2,616
         Advances and deposits                       230,872          143,676
         Patents and trademarks, net                 527,502          498,299
                                                ------------     ------------
                Total other assets                 1,244,417        1,093,107

                                                ------------     ------------
TOTAL ASSETS                                    $ 34,609,406     $ 42,412,328
                                                ============     ============
LIABILITIES AND EQUITY
     CURRENT LIABILITIES:
         Accounts payable                       $  2,418,502     $  3,861,123
         Line of credit                                   --        2,055,178
         Current portion of long-term debt           300,000          300,000
         Commissions payable                         396,858          634,067
         Royalties payable                           417,486          371,410
         Other liabilities                            61,781          107,714
                                                ------------     ------------
                Total current liabilities          3,594,627        7,329,492

     DEFERRED INCOME TAXES                           974,980        1,263,940
     LONG-TERM DEBT, NET OF CURRENT PORTION        3,600,000        3,600,000
                                                ------------     ------------
                Total liabilities                  8,169,607       12,193,432

     SHAREHOLDERS' EQUITY:
         Common stock                                 50,081           50,819
         Additional paid-in capital               15,803,144       16,580,788
         Retained earnings                        10,586,574       13,587,289
                                                ------------     ------------
                Total shareholders' equity        26,439,799       30,218,896
                                                ------------     ------------
     TOTAL LIABILITIES AND EQUITY               $ 34,609,406     $ 42,412,328
                                                ============     ============

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Month Period               Nine Month Period
                                                  Ended September 30,              Ended September 30,
                                                1999             2000             1999             2000
                                            ------------     ------------     ------------     ------------
NET SALES                                   $  7,927,702     $  9,820,161     $ 23,912,333     $ 31,040,443

COST OF GOODS SOLD                             2,731,207        3,261,003        8,441,269       10,738,159
                                            ------------     ------------     ------------     ------------
            Gross profit                       5,196,495        6,559,158       15,471,064       20,302,284

OPERATING EXPENSES:
    Sales and marketing                        2,095,674        2,779,309        6,204,819        8,427,158
    General and administrative                   686,139          701,237        1,955,017        2,458,716
    Research and development                     414,238          553,934        1,149,197        1,590,887
    Depreciation and amortization                439,398          552,811        1,202,806        1,585,796
    Royalties                                    345,894          369,502        1,118,206        1,246,204
                                            ------------     ------------     ------------     ------------
            Total operating expenses           3,981,343        4,956,793       11,630,045       15,308,761
                                            ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                         1,215,152        1,602,365        3,841,019        4,993,523

OTHER INCOME (EXPENSE):
    Interest income                               14,462            5,071           59,695           42,118
    Interest expense                              53,564           89,039          161,774          215,881
                                            ------------     ------------     ------------     ------------
            Total other income (expense)         (39,102)         (83,968)        (102,079)        (173,763)

INCOME BEFORE INCOME TAXES                     1,176,050        1,518,397        3,738,940        4,819,760

PROVISION FOR INCOME TAXES                       464,540          557,694        1,476,882        1,819,045
                                            ------------     ------------     ------------     ------------
NET INCOME                                  $    711,510     $    960,703     $  2,262,058     $  3,000,715
                                            ============     ============     ============     ============
BASIC EARNINGS PER SHARE                    $       0.14     $       0.19     $       0.46     $       0.59
                                            ============     ============     ============     ============
DILUTED EARNINGS PER SHARE                  $       0.14     $       0.18     $       0.44     $       0.56
                                            ============     ============     ============     ============

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                      Additional                      Total
                                              Common Stock              Paid-In       Retained     Shareholders'
                                          Shares         Amount         Capital       Earnings        Equity
                                        -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                5,008,079    $    50,081    $15,803,144    $10,586,574    $26,439,799
     Issuance of common stock                   922              9         12,306                        12,315
     Exercise of stock options                8,248             82         46,292                        46,374
     Exercise of warrants                    55,488            555        620,911                       621,466
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan          9,169             92         95,227                        95,319
     Compensation accrual on
        non-qualified stock options                                         2,908                         2,908
     Net income                                                                        3,000,715      3,000,715
                                        -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2000               5,081,906    $    50,819    $16,580,788    $13,587,289    $30,218,896
                                        ===========    ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Month Period
                                                                          Ended September 30,
                                                                         1999            2000
                                                                      -----------     -----------
OPERATING ACTIVITIES:
      Net income                                                      $ 2,262,058     $ 3,000,715
      Adjustments to reconcile net income to net
          cash provided by (used in) operating activities :
          Depreciation and amortization                                 1,253,481       1,687,816
          Loss on disposal of equipment                                    44,470          29,762
          Deferred income taxes                                                --         288,960
          Increase in trade receivables                                (1,768,600)       (311,834)
          Decrease (increase) in inventories                              695,520      (6,404,606)
          Increase in prepaids and other assets                           (23,874)        (90,597)
          Increase (decrease) in income taxes payable                     504,548        (130,055)
          Increase in accounts payable                                    296,596       1,442,621
          Increase in other liabilities                                   224,191         237,067
                                                                      -----------     -----------
               Net cash provided by (used in) operating activities      3,488,390        (250,151)
                                                                      -----------     -----------
INVESTING ACTIVITIES:
      Purchases of property and equipment, net                         (3,673,585)     (3,715,990)
      Purchases of product licenses and designs                          (150,000)             --
      Change in unexpended industrial revenue bond proceeds               855,413              --
      Investment in subsidiary                                                 --          (2,616)
      Cost of patents and trademarks                                     (177,187)        (14,162)
                                                                      -----------     -----------
               Net cash used in investing activities                   (3,145,359)     (3,732,768)
                                                                      -----------     -----------
FINANCING ACTIVITIES:
      Principal payments on debt                                           (4,451)             --
      Proceeds from borrowing on line of credit                                --       2,055,178
      Proceeds from issuance of common stock                              588,600         778,382
                                                                      -----------     -----------
               Net cash provided by financing activities                  584,149       2,833,560
                                                                      -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      927,180      (1,149,359)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                           662,652       1,641,071
                                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,589,832     $   491,712
                                                                      ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                    $   161,775     $   215,882
          Income taxes                                                    958,710       1,667,926
      Noncash investing and financing activities:
          Relief of compensation accrual on issuance of stock               5,971              --

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

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

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We are in the process of SFAS 133 compliant risk management system and inventorying embedded derivatives and addressing various other SFAS 133 related issues. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.       INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents, as well as raw materials used in the manufacture of the Company's products. The Company's inventories as of December 31, 1999 and September 30, 2000 are summarized in the following table:

                                         1999           2000
                                      -----------    -----------
                   Raw materials      $ 1,363,842    $ 2,833,556
                   Work in process        481,242        883,885
                   Finished goods       9,793,811     14,326,060
                                      -----------    -----------
                                      $11,638,895    $18,043,501
                                      ===========    ===========

4.       DEBT

Long-term debt:
                                                   December 31,   September 30,
                                                       1999            2000
                                                   -----------     -----------
Industrial Revenue Bond note payable in annual     $ 3,900,000     $ 3,900,000
principal installments as follows:  $300,000 per
year from 2000-2006; $200,000 per year from
2007-2013; $100,000 per year from 2014-2017;
monthly interest payments based on adjustable
rate as determined by the bonds remarketing agent
based on market rate fluctuations (5.7% as of
September 30, 2000); proceeds used to finance
construction of new facility
                                                   -----------     -----------
     Total long-term debt                            3,900,000       3,900,000
     Less current portion                             (300,000)       (300,000)
                                                   -----------     -----------
                                                   $ 3,600,000     $ 3,600,000
                                                   ===========     ===========

The following is a schedule of debt maturities as of September 30, 2000:

                                                   Long-Term
                                                      Debt
                                                  -----------
2000        ...................................   $   300,000

2001        ...................................       300,000

2002        ...................................       300,000

2003        ...................................       300,000

2004        ...................................       300,000

Thereafter  ...................................     2,400,000
                                                  -----------
     Total  ...................................   $ 3,900,000
                                                  ===========

5.       COMMITMENTS AND CONTINGENCIES

         The Company, in the normal course of business, is also subject to claims and litigation in the areas of product and general liability. Management does not believe any of such claims will have a material impact on the Company's financial position.

6.       SEGMENT INFORMATION

         Segment information is reported by the major product lines of the
Company: knee implants, hip implants, and tissue services. The "other" category consists of minor sales categories, such as instrument rental fees and shipping charges. Sales of surgical instrumentation are reported within the related product line for segment reporting purposes; however, these sales are included in other sales for all other reporting purposes. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

         Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                          (in thousands)
                                      ---------------------------------------------------
                                                             Tissue
                                       Knee        Hip      Services    Other      Total
-----------------------------------------------------------------------------------------
Three months ended September 30,
   1999
Net Sales                             $ 4,866    $ 1,497    $ 1,074    $   491    $ 7,928
Segment profit from operations            663        220        213        119      1,215

   2000
Net Sales                             $ 6,101    $ 2,205    $ 1,333    $   181    $ 9,820
Segment profit from operations            903        368        260         71      1,602

Nine months ended September 30,
   1999
Net Sales                             $15,604    $ 4,394    $ 2,694    $ 1,220    $23,912
Segment profit from operations          2,218        691        593        339      3,841

   2000
Net Sales                             $20,541    $ 5,818    $ 4,149    $   532    $31,040
Segment profit from operations          2,992        956        838        207      4,993
-----------------------------------------------------------------------------------------

         Total assets not identified with a specific segment (in thousands) are $16,670 at December 31, 1999 and $18,860 at September 30, 2000. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table:

                                                         (in thousands)
                                      ---------------------------------------------------
                                                             Tissue
                                       Knee        Hip      Services    Other      Total
-----------------------------------------------------------------------------------------
December 31, 1999
Total assets, net                     $11,706    $ 5,213    $   630    $   390    $17,939

September 30, 2000
Total assets, net                     $16,131    $ 8,044    $ 1,151    $   343    $23,552
-----------------------------------------------------------------------------------------

         Geographic distribution of sales is summarized in the following table:

        ---------------------------------------------------------------
        Three months ended September 30,         1999           2000

        Domestic sales revenue               $ 6,848,812    $ 8,612,084
        Sales revenue from Spain             $   547,124    $   609,055
        Other international sales revenue    $   531,766    $   599,022
        ---------------------------------------------------------------
        Nine months ended September 30,          1999           2000

        Domestic sales revenue               $19,731,698    $25,565,355
        Sales revenue from Spain             $ 2,744,356    $ 3,640,829
        Other international sales revenue    $ 1,436,279    $ 1,834,259
        ---------------------------------------------------------------

7.       SHAREHOLDERS' EQUITY

         The following is a reconciliation of income and shares of the basic and diluted EPS computations:

                                    Income        Shares         Per        Income       Shares       Per
                                   Numerator    Denominator     Share      Numerator   Denominator    Share
                                  -----------------------------------------------------------------------------
                                 Three Months Ended September 30, 1999    Three Months Ended September 30, 2000
                                  -------------------------------------   -------------------------------------
Net income                        $  711,510                              $  960,703

Basic EPS:
Net income available to
   common shareholders               711,510     4,979,036    $   0.14       960,703     5,074,155    $   0.19
Effect of Dilutive Securities:
  Stock options                                    250,592                                 307,088
  Warrants                                          28,117                                  27,984

Diluted EPS:
Net income available to common
  shareholders plus assumed
  conversions                        711,510     5,257,745    $   0.14       960,703     5,409,227    $   0.18

                                  Nine Months Ended September 30, 1999    Nine Months Ended September 30, 2000
                                  -------------------------------------   -------------------------------------
Net income                        $2,262,058                              $3,000,715

Basic EPS:
Net income available to
   common shareholders             2,262,058     4,946,852    $   0.46     3,000,715     5,051,239    $   0.59
Effect of Dilutive Securities:
  Stock options                                    227,511                                 277,604
  Warrants                                          19,524                                  28,865

Diluted EPS:
Net income available to common
  shareholders plus assumed
  conversions                      2,262,058     5,193,887    $   0.44     3,000,715     5,357,708    $   0.56

         For the three months ended September 30, 1999 and September 30, 2000, there were no options to purchase shares of common stock excluded in the computation of diluted EPS.

         For the nine months ended September 30, 1999 and September 30, 2000, there were no options to purchase shares of common stock excluded in the computation of diluted EPS.

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

         The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                 EXACTECH, INC.
                          SALES SUMMARY BY PRODUCT LINE

                                                Nine Months Ended                                    Three Months Ended
                                   ----------------------------------------------    ------------------------------------------
                                     September 30, 1999       September 30, 2000      September 30, 1999     September 30, 2000
Hip Products                        Units    $         %    Units      $      %      Units    $      %      Units    $       %
                                   ------  ------   -----   ------   -----   ----    -----  -----   ----   ------  -----   ----
    Cemented                        4,617   2,164     9.0%   4,998   2,414    7.8%   1,562    712    9.0%   1,781    816    8.3%
    Porous Coated                   4,693   1,691     7.1%   6,298   2,328    7.5%   1,540    606    7.6%   2,335    882    9.0%
    Bipolar                           781     368     1.5%     826     388    1.3%     243    115    1.5%     277    127    1.3%
    Revision                           85     171     0.7%     555     605    1.9%      31     64    0.8%     323    315    3.2%
                                   ----------------------   ---------------------    -------------------    -------------------
Total Hip Products                 10,176   4,394    18.3%  12,677   5,735   18.3%   3,376  1,497   18.9%   4,716  2,140   21.8%

Knee Products
    Cemented Cruciate Sparing      13,400   6,024    25.2%  16,538   7,322   23.6%   3,692  1,772   22.4%   4,762  2,329   23.7%
    Cemented Posterior Stabilized   8,624   5,685    23.8%  11,221   7,246   23.3%   2,647  1,823   23.0%   3,335  2,194   22.3%
    Porous Coated                   1,390   1,556     6.5%   1,566   1,925    6.2%     396    477    6.0%     338    457    4.7%
    Revision                        4,374   2,339     9.8%   6,479   3,204   10.3%   1,488    794   10.0%   1,643    934    9.5%
                                   ----------------------   ---------------------    -------------------   --------------------
Total Knee Products                27,788  15,604    65.3%  35,804  19,697   65.3%   8,223  4,866   61.4%  10,078  5,914   60.2%

Instrument Sales and Rental                   840     3.5%             969    3.1%            336    4.2%            272    2.8%
Tissue Services                             2,694    11.3%           4,149   13.4%          1,074   13.5%          1,333   13.6%
Acudriver                                     218     0.9%             163    0.5%             84    1.1%             50    0.5%
Miscellaneous                                 162     0.7%             327    1.1%             71    0.9%            111    1.1%
                                           --------------           -------------           ------------           ------------
Total                                      23,912   100.0%          31,040  100.0%          7,928  100.0%          9,820  100.0%
                                           ==============           =============           ============           ============

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net sales increased by $1,892,459, or 24%, to $ 9,820,161 in the quarter ended September 30, 2000 from $7,927,702 in the quarter ended September 30, 1999. The increase in net sales was the result of increases in all of the Company's major product lines. Sales of knee implant products increased by 23% on a unit basis and by 22% on a dollar basis from the quarter ended September 30, 1999 to the quarter ended September 30, 2000 as the Company experienced growth in both domestic and international markets. For the quarter ended September 30, 2000, sales of knee implants grew 22% domestically and 17% internationally. Hip implant sales increased by 40% on a unit basis and by 43% on a dollar basis from the quarter ended September 30, 1999 to the quarter ended September 30, 2000, primarily as a result of the increase in sales of revision components at higher average sale prices. Sales of revision hip implant components increased 392% in the quarter ended September 30, 2000 from the comparable quarter in 1999. The growth in hip sales was driven by the continuing release of components of the

Company's AcuMatch(TM) hip system. Revenue from providing Opteform(TM) tissue service increased by $259,106 to $1,332,976 in the quarter ended September 30, 2000 from $1,073,870 in the quarter ended September 30, 1999.

         International sales increased 12% to $1,208,077 in the quarter ended September 30, 2000, from $1,078,890 in the quarter ended September 30, 1999 as international distributors continued to expand their marketing and distribution efforts. As a percentage of sales, international sales decreased to 12% in the quarter ended September 30, 2000, as compared to 14% in the quarter ended September 30, 1999. The decrease is primarily due to the growth in domestic sales, which outpaced growth in international sales.

         Gross profit increased by $1,362,663, or 26%, to $6,559,158 in the quarter ended September 30, 2000, from $5,196,495 in the quarter ended September 30, 1999. As a percentage of sales, gross profit increased to 67% in the quarter ended September 30, 2000 as compared to 66% in the quarter ended September 30, 1999. This increase was primarily the result of increased efficiencies achieved through increased internal manufacturing operations coupled with a lower percent of international sales. International sales are typically at lower average sales prices and result in lower gross margins, although, these sales are subject to lower commission charges.

         Total operating expenses increased by $975,450, or 25%, to $4,956,793 in the quarter ended September 30, 2000, from $3,981,343 in the quarter ended September 30, 1999. Sales and marketing expenses, the largest component of total operating expenses, increased by $683,635, or 33%, to $2,779,309 in the quarter ended September 30, 2000 from $2,095,674 in the quarter ended September 30, 1999. Sales and marketing expenses, as a percentage of sales, increased to 28% in the quarter ended September 30, 2000, as compared to 26% in the quarter ended September 30, 1999. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The increase, as a percentage of sales, was primarily the result of a continuing commitment to expand the Company's sales and distribution network, coupled with the increase in domestic sales.

         General and administrative expenses increased by $15,098, or 2%, to $701,237 in the quarter ended September 30, 2000 from $686,139 in the quarter ended September 30, 1999. As a percentage of sales, general and administrative expenses decreased to 7% in the quarter ended September 30, 2000, from 9% in the quarter ended September 30, 1999. Total general and administrative expenses decreased, as a percentage of sales, in the quarter ended September 30, 2000 primarily as a result of lower legal fees.

         Research and development expenses increased by $139,696, or 34%, to $553,934 in the quarter ended September 30, 2000 from $414,238 in the quarter ended September 30, 1999. As a percentage of sales, research and development expenses increased to 6% in the quarter ended September 30, 2000 from 5% in the quarter ended September 30, 1999. The increase was the result of continued expenditures on enhancements to the Company's hip and knee product lines, as well as, advanced products research.

         Depreciation and amortization increased to $552,811 in the quarter ended September 30, 2000 from $439,398 in the quarter ended September 30, 1999. Depreciation expenses increased as a result of the increased investment in surgical instrumentation, computer systems investments, and facility expansion. During the quarter ended September 30, 2000, $624,895 of surgical instruments, $155,938 of computer systems and software, and $75,065 of leasehold improvements were placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $23,608 to $369,502 in the quarter ended September 30, 2000 from $345,894 in the quarter ended September 30, 1999. As a percentage of sales, royalty expenses decreased to 3.8% in the quarter ended September 30, 2000, as compared to 4.4% in the quarter ended September 30, 1999. This decrease, as a percentage of sales, is principally due to the cessation of royalty payments on the Company's bipolar product line and a lower percentage of sales from the knee product line, which incurs a higher royalty rate.

         The Company's income from operations increased by $387,213, or 32%, to $1,602,365 in the quarter ended September 30, 2000 from $1,215,152 in the quarter ended September 30, 1999. The increase was primarily due to the increase in sales and gross profit, which outpaced the increase in operating expenses.

         The Company incurred net interest expense of $83,968 in the quarter ended September 30, 2000, as compared to $39,102 in the quarter ended September 30, 1999. The increase was the result of lower interest income from daily maturing investments to offset interest charges associated with the industrial revenue bond (IRB) debt financing and new borrowings under lines of credit. Interest expense of $89,039 for the quarter ended September 30, 2000 was partially offset by $5,071 of interest income.

         Income before provision for income taxes increased by $342,347, or 29%, to $1,518,397 in the quarter ended September 30, 2000 from $1,176,050 in the quarter ended September 30, 1999. The provision for income taxes was $557,694 in the quarter ended September 30, 2000, compared to $464,540 in the quarter ended September 30, 1999. The effective tax rate in the quarter ended September 30, 2000 was 36.7%, as compared to 39.5% in the quarter ended September 30, 1999, the decrease was primarily as the result of sales revenues from regions with lower tax rates.

         As a result, the Company realized net income of $960,703 in the quarter ended September 30, 2000, compared to $711,510 in the quarter ended September 30, 1999, a 35% increase. As a percentage of sales, net income increased to 9.8% in the quarter ended September 30, 2000 from 9.0% in the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net sales increased by $7,128,110, or 30%, to $31,040,443 in the nine months ended September 30, 2000, from $23,912,333 in the nine months ended September 30, 1999. Sales of the Optetrak(R) knee system increased by 26% on a dollar basis, or $4,093,394, to $19,697,319 in the nine months ended September 30, 2000, from $15,603,925 in the nine months ended September 30, 1999. For the same period, knee implant sales increased by 29% on a unit basis, as a result of discounts offered to customers, both domestic and international, to increase market penetration. Hip implant system sales increased by $1,341,014, or 31%, to $5,735,080 in the nine months ended September 30, 2000, from $4,394,066 in the nine months ended September 30, 1999, while increasing 25%, on a unit basis, over the same period. The increase in hip sales was the result of the continuing rollout of the new AcuMatch(TM) hip product lines, including the AcuMatch(TM) M-Series. Revision hip system sales increased 253% to $605,091 in the nine months ended September 30, 2000 from $171,245 in the nine months ended September 30, 1999. Tissue service revenue from Opteform(TM) increased to $4,149,200 for the nine months ended September 30, 2000, from $2,693,700 for the nine months ended September 30, 1999.

         International sales increased 31% to $5,475,088 in the nine months ended September 30, 2000 from $4,180,635 in the nine months ended September 30, 1999. As a percentage of sales, international sales increased slightly to 17.6% in the nine months ended September 30, 2000 from 17.4% in the nine months ended September 30, 1999.

         Gross profit increased by $4,831,220, or 31%, to $20,302,284 in the nine months ended September 30, 2000 from $15,471,064 in the nine months ended September 30, 1999. As a percentage of sales, gross profit increased slightly to 65.4% in the nine months ended September 30, 2000 from 64.7% in the nine months ended September 30, 1999, as the Company has continued to take advantage of the improved efficiencies of expanded internal manufacturing that has reduced the costs of a number of components.

         Total operating expenses increased by $3,678,716, or 32%, to $15,308,761 in the nine months ended September 30, 2000 from $11,630,045 in the nine months ended September 30, 1999. Sales and marketing expenses, the largest component of total operating expenses, increased 36% to $8,427,158 in the nine months ended September 30, 2000 from $6,204,819 in the nine months ended September 30, 1999. As a percentage of sales, sales and marketing expenses increased to 27% in the nine months ended September 30, 2000 from 26% in the nine months ended September 30, 1999, primarily as a result of the increase in domestic sales, which carry higher commission rates than international sales.

         General and administrative expenses increased 26% to $2,458,716 in the nine months ended September 30, 2000 from $1,955,017 in the nine months ended September 30, 1999, primarily as the result of expenditures associated with personnel and infrastructure required to support growth. As a percentage of sales, general and administrative expenses decreased to 7.9% in the nine months ended September 30, 2000 from 8.2% in the nine months ended September 30, 1999, primarily as a result of lower legal costs.

         Research and development expenses increased 38% to $1,590,887 in the nine months ended September 30, 2000 from $1,149,197 in the nine months ended September 30, 1999. As a percentage of sales, research and development expenses increased to 5.1% for the nine months ended September 30, 2000 from 4.8% for the nine months ended September 30, 1999.

         Depreciation and amortization increased to $1,585,796 in the nine months ended September 30, 2000 from $1,202,806 in the nine months ended September 30, 1999. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and computer systems. During the nine months ended

September 30, 2000, $2,445,023 of surgical instruments and $440,805 of computer systems and software were placed in service.

         Royalty expenses increased 11% to $1,246,204 in the nine months ended September 30, 2000 from $1,118,206 during the nine months ended September 30, 1999, primarily as a result of growth in sales of knee implants. As a percentage of sales, royalty expenses decreased to 4.0% in the nine months ended September 30, 2000 from 4.7% in the nine months ended September 30, 1999.

         The Company's income from operations increased 30% to $4,993,523 in the nine months ended September 30, 2000 from $3,841,019 in the nine months ended September 30, 1999. The increase was primarily attributable to the increase in sales and gross profit, which continued to increase at a rate slightly less than operating expenses.

         The Company incurred net interest expense of $173,763 in the nine months ended September 30, 2000, as compared to $102,079 in the nine months ended September 30, 1999, primarily as a result of new borrowings under existing lines of credit. Interest expense of $215,881 for the nine months ended September 30, 2000, was partially offset by $42,118 of interest income.

         Income before provision for income taxes increased 29% to $4,819,760 in the nine months ended September 30, 2000 from $3,738,940 in the nine months ended September 30, 1999. The provision for income taxes was $1,819,045 in the nine months ended September 30, 2000, as compared to $1,476,882 in the nine months ended September 30, 1999. The effective tax rate for the nine months ended September 30, 2000 was 37.7%, as compared to 39.5% in the nine months ended September 30, 1999. The reduction in the effective rate for the nine months ended September 30, 2000 was primarily the result of sales revenue from regions with lower tax rates, along with a favorable adjustment of the prior year's income tax provision to the actual 1999 tax returns of $42,086.

         As a result, the Company realized net income of $3,000,715 in the nine months ended September 30, 2000, compared to $2,262,058 in the nine months ended September 30, 1999, a 33% increase. As a percentage of sales, net income increased to 9.7% in the nine months ended September 30, 2000 as compared to 9.5% in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At September 30, 2000, the Company had working capital of $19,987,448 compared to $17,852,682 at December 31, 1999. The increase in working capital is primarily the result of an increase in inventory in support of new product lines. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 2000 decreased to $491,712 from $1,641,071 at December 31, 1999. The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 100% of accounts receivable less than 90 days old, or 50% of inventory. The credit line was renewed in June 2000 for a term of two years, expiring June 30, 2002. At September 30, 2000, $2,055,178 was outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

         As of September 30, 2000, The Company had commitments to purchase $244,005 of manufacturing tooling and $86,529 of office furniture and equipment.

Operating Activities

         Operating activities used net cash of $250,151 in the nine months ended September 30, 2000, as compared to providing net cash of $3,488,390 in the nine months ended September 30, 1999. The primary reason for the change was the increase in inventory of $6,404,606 in the nine months ended September 30, 2000, as compared to the $695,520 decrease in inventory in the nine months ended September 30, 1999. The primary factor for the inventory increase in the nine months ended September 30, 2000, was an increase in finished goods inventory of $4,532,249 to support roll-out of new hip product lines. Income taxes payable, accounts payable and other liabilities increased $1,549,633 in the nine months ended September 30, 2000, as compared to an increase of $1,025,335 in the nine months ended September 30, 1999. Cash required as a result of the increase in trade receivables was $311,834 for the nine month period ended September 30, 2000, as compared to $1,768,600, for the nine month period ended September 30, 1999.

Investing Activities

         The Company used net cash in investing activities of $3,732,768 in the nine months ended September 30, 2000, as compared to $3,145,359 in the nine month period ended September 30, 1999. The use of cash was primarily due to the investment of $3,715,990 in property and equipment.

Financing Activities

         Financing activities for the nine months ended September 30, 2000 provided net cash of $2,833,560 as compared to $584,149 in the nine months ended September 30, 1999. During the nine months ended September 30, 2000, proceeds from the exercise of outstanding stock options and warrants provided cash of $778,382, while borrowing against the line of credit facility with Merrill Lynch provided cash of $2,055,178. During the nine month period ended September 30, 1999, cash provided by the exercise of outstanding stock options and warrants was $588,600, and there were no borrowings under the line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments, changes in interest rates affect the amount of interest expense incurred.

         The Company invoices and receives payment from international distributors in United States Dollars and is not subject to risk associated with foreign currency exchange rates.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of September 30, 2000.

                                       2000           2001       2002      2003       2004     Thereafter     Total
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
     at variable interest rate      $   490,000                                                             $   490,000
Weighted average interest rate             4.50%

Liabilities

Line of credit at variable
     interest rate                  $ 2,055,178                                                             $ 2,055,178
Weighted average interest rate             8.81%

Industrial Revenue Bond at
     variable interest rate         $ 3,900,000                                                             $ 3,900,000
Weighted average interest rate             4.33%
-----------------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        The Company signed an exclusive distribution agreement with Berlin-based Aap Implantate, AG and aap Implants, Inc., Aap Implantate's United States subsidiary, on September 11, 2000. Under this agreement, Exactech will be the exclusive distributor for aap Implant's products in the United States for an initial term of five years, renewable for successive five year periods.

        Initially, the Company will distribute aap Implant's hip compression screw system, an extensive range of large and small cannulated screws and the Bioriged Tibial Nail.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits:

           Exhibit         Description
           -------         -----------
            10.66          Letter Agreement dated June 22, 2000, between Merrill
                           Lynch Business Financial Services Inc. and the
                           Registrant

            10.67 Distribution Agreement, dated September 11, 2000, between Aap Implantate, AG, aap Implants, Inc. and the Registrant.

            27             Financial Data Schedule

        b) Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Exactech, Inc.



Date: November 9, 2000                       By: /S/ Timothy J. Seese
                                                --------------------------------
                                                 Timothy J. Seese
                                                 President and Chief
                                                 Operating Officer

Date: November 9, 2000                       By: /S/ Joel C. Phillips
                                                --------------------------------
                                                 Joel C. Phillips
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
 10.66          Letter Agreement dated June 22, 2000, between Merrill
                Lynch Business Financial Services Inc. and the
                Registrant

 10.67 Distribution Agreement, dated September 11, 2000, between Aap Implantate, AG, aap Implants, Inc. and the Registrant.

 27             Financial Data Schedule