Form 10-K405
period 2000-12-31
EXACTECH INC
filed 2001-03-21
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

__X__    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 23, 2001, the number of shares of the registrant's Common Stock outstanding was 5,112,586. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 23, 2001 was approximately $43,741,587, based on a closing sale price of $16.75 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS
                                       and
                              CROSS REFERENCE SHEET

                                                                                       Page Number
                                                                                       -----------
PART I        Item 1.    Business
                           Business Overview                                               3
                           Products                                                        3
                           Marketing and Sales                                             5
                           Manufacturing and Supply                                        6
                           Patents and Proprietary Technology                              6
                           Research and Development                                        9
                           Scientific Advisory Board                                       9
                           Competition                                                     9
                           Product Liability and Insurance                                 10
                           Government Regulation                                           10
                           Employees                                                       12
                           Executive Officers of the Registrant                            13
              Item 2.   Properties                                                         14
              Item 3.   Legal Proceedings                                                  14
              Item 4.   Submission of Matters to a Vote of Security Holders                14

PART II       Item 5.   Market for Registrant's Common Equity and Related
                              Stockholder Matters                                          15
              Item 6.   Selected Financial Data                                            16
              Item 7.   Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                    17
              Item 7.A  Quantitative and Qualitative Disclosures About Market Risk         22
              Item 8.   Financial Statements and Supplementary Data                        23
              Item 9.   Changes in and Disagreements with Accountants on                   39
                              Accounting and Financial Disclosure

PART III      Item 10.  Directors and Executive Officers of the Registrant                 39
              Item 11.  Executive Compensation                                             39
              Item 12.  Security Ownership of Certain Beneficial Owners
                              and Management                                               39
              Item 13.  Certain Relationships and Related Transactions                     39

PART IV       Item 14.  Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                  40

PART I
------

ITEM 1.  BUSINESS

         Exactech, Inc. (the "Company", or "Exactech") develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and overseas. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Early in the Company's history, revenues were principally derived from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak(R), a total primary knee replacement system, which had been in development for three years. The Optetrak(R) knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. The Optetrak(R) system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak(R) system is the most modern rendition of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. The Company has entered into an agreement with the Hospital for Special Surgery which gives the Company a non-exclusive option with respect to future knee systems developed at the Hospital for Special Surgery. During 1999, the Company began full domestic distribution of Opteform(R), a bone allograft material. In September of 2000, the Company signed an exclusive distribution agreement with Berlin-based aap Implantate, AG and aap Implants, Inc., aap Implantate's United States subsidiary. Under this agreement, Exactech will be the exclusive distributor for aap Implant's products in the United States, offering a line of orthopeadic products designed to repair joints that have suffered injury from a trauma.

Orthopaedic Implant and Biologics Industry

         According to the Orthopedic Network News Volume 11 Number 3, United States sales of orthopaedic implant products were approximately $1.991 billion in 1999, an increase of 3.9% from 1998. During 1999, sales of knee implants were approximately $1.11 billion, an increase of 4.5% from 1998, while sales of hip implants were approximately $876.9 million, an increase of 3.1% from 1998. Volume 11 Number 4 of this same publication reported that sales of bone graft and bone substitutes were approximately $427 million in 1999, increasing at a rate of approximately 30%.

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

Products

         The Company's orthopaedic implant products are used to replace joints that have deteriorated as a result of injury or diseases such as arthritis. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant.

         Knee implants are either total or unicompartmental. Total knee replacement systems are used to replace the entire knee joint (i.e., the patella, and the two compartments of the upper portion of the tibia and lower portion of the femur), while unicompartmental systems are used to replace one of the two compartments between the femur and the tibia. Primary knee implant systems are used to replace the natural knee joint, while knee revision systems are used to replace the components of a previously installed primary implant system that has failed. The components of revision systems are specially designed to fill voids in the bone created by the previous implant.

         Hip implants are either total or partial. In a total hip implant, the acetabulum is replaced with an acetabular cup prosthesis. The damaged head of the patient's femur is removed and a femoral stem prosthesis is inserted into the femur. A polished bearing surface femoral head is attached to the femoral stem. This femoral head fits inside the plastic bearing surface of the acetabular cup to recreate the ball and socket joint. In a partial hip implant, the damaged head of a patient's femur is removed and replaced with a large polished bearing head which is attached to a femoral stem that has been inserted into the femur. In this case, the acetabulum is not replaced and the larger bearing surface is similar in size to the natural femoral head. Hip implants are designed for either cemented or non-cemented applications. Cemented hip implants are installed by using bone cement to attach the components to a patient's bones, while porous coated hip implants are press-fit directly against bone tissue without cement. Porous coated implants are designed to allow growth of the patient's remaining bone tissue onto the implant. Primary hip implant systems are used to replace the natural hip joint, while hip revision systems are used to replace a previously installed primary implant system that has failed.

         Knee Products. The Company believes that its Optetrak(R) knee system represents a major advance in knee implant design. The Optetrak(R) knee system was developed in collaboration with the Hospital for Special Surgery in New York and a design team consisting of physicians and bioengineers affiliated with major medical facilities and academic institutions. The Company's Optetrak(R) knee system is a modular system designed to improve patellar tracking, reduce articular contact stress that leads to implant failure, and provide good range of motion. Laboratory testing performed by the Company and clinical testing performed by the Company's design team members has demonstrated that the system produces substantially lower articular contact stress and improved patellar tracking compared to other knee implant systems.

         The Optetrak(R) system includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs) or a posterior stabilized femoral component (in both cemented and porous coated designs). These femoral components are made of a cobalt chromium alloy. The system is also available with several alternative tibial components, including titanium tibial tray components with both finned keel and trapezoid keel with stem augmentation, blocks and full or half wedges, and all polyethylene tibial components, which are cruciate sparing or posterior stabilized. The stem and block augmentation offered with the trapezoidal keel allow the surgeon to rebuild defects in the surfaces of the patient's tibia to allow fixation of the implant system.

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

         The Optetrak(R) system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The Company commenced full-scale marketing of the constrained system in 1997. The system includes two types of components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes enhanced stem and block augmentation and can be used with components of the primary system. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of deterioration with the original implant. The Company is also designing a unicondylar knee system. The Company will be required to obtain Food and Drug Administration ("FDA") clearance to market the unicondylar knee system.

         Hip Products. The Company began marketing a hip implant system in 1987. Currently, the Company's line of hip implant products includes three total hip implant systems. The flagship hip product line is the AcuMatch(R) comprehensive hip system which is designed to address the vast majority of indications for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral component, the A-Series press-fit acetabular system, the P-Series press-fit femoral stem system, the M-Series modular femoral stem, L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch(R) cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA(R) Revision Hip System. The Company continues to market its MCS(R) Porous Coated Total Hip System, and the Opteon(R) Cemented Stem System, a moderate demand femoral stem system.

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

         During October 1999, the Company began full-scale marketing of the AcuMatch(R) C-Series Cemented Femoral Stem that was the initial product release of a comprehensive update to its hip product systems. This forged cobalt chromium stem is designed to improve stability and reduce dislocation complications by improving head/neck ratio and restoring anatomic offset for patients requiring cemented hip arthroplasty (joint reconstructive surgery). During 2000, the Company introduced the AcuMatch(R) A-Series Acetabular System, the AcuMatch(R) M-Series modular stem system, and the AcuMatch(R) P-Series press-fit stem system. The AcuMatch(R) A-Series was designed to provide a more comprehensive acetabular offering to replace the existing MCS(R) Acetabular System, while offering maximum polyethylene thickness and reducing polyethylene wear debris. The M-Series modular stem system offers completely interchangeable components to optimize fit and enable surgeons to address leg length and offset challenges without adjusting femoral head or diaphyseal stem size. The AcuMatch(R) P-Series Press Fit Femoral Stem System has multiple coating options and features the same prosthesis neck geometry. The P-Series stem will ultimately replace the original MCS(R) Porous Coated Total Hip System stem. Due for release in 2001, the AcuMatch(R) L-Series Hip Systems will provide cemented and press fit femoral components without the premium features of the C-Series and P-Series stems.

         The Company's partial hip products include a bipolar prosthesis and a unipolar prosthesis. The Company's bipolar and unipolar prostheses mate with one of the stems used in total hip replacements to create a partial hip replacement. The bipolar prosthesis is designed for use in more active patients and the unipolar prosthesis is designed for use in less active patients.

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

         The Company has signed a worldwide distribution agreement with Regeneration Technology Inc., an affiliate of the University of Florida Tissue Bank, for a bone grafting material technology. The material supplied under this agreement Opteform(R), includes traditional allograft material components, and has the unique property of being fully formable at a temperature of 43(Degree) to 45(Degree)C which is just above body temperature. The material becomes a resilient solid when its temperature cools to body temperature (37(Degree)C). Exactech distributes Opteform(R) as a service through the Company's current distribution channel. The Company began full-scale distribution of Opteform(R) in the United States in 1999.

         The AcuDriver(R) Automated Osteotome System is an air-driven impact hand piece that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The AcuDriver(R) accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

Marketing and Sales

         The Company markets its orthopaedic implant products in the United States through 52 independent agencies and one domestic distributor that acts as the Company's sales representatives, and internationally through ten foreign distributors. The customers for the Company's products are hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision regarding which orthopaedic implant to use for a specific patient. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sales agencies pursuant to which the agency is granted the exclusive right to market the Company's products in the specified territory and the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agencies do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by three Regional Managers (East, Central, and West). The Company has contractual arrangements with its domestic distributors which are similar to its arrangements with its sales agencies, except the Company does not pay the distributors commissions and the distributors purchase inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in 41 states, including Florida, New York, California, Texas, Ohio, Pennsylvania, Michigan and Illinois.

         The Company provides inventories of its products to its United States sales agencies until sold or returned. These inventories are necessary for sales agents to market its products and fill customer orders. The size of the component to be used for a specific patient, is typically not known until the time of surgery and because surgeons give little or no advance notice of surgery, a minimum of one size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company's expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company's inventory becomes obsolete, it would have a material adverse effect on the Company. The Company maintains a reserve for inventory due to obsolescence and slow moving items.

         During the years ended December 31, 1998, 1999 and 2000, approximately 7%, 6% and 5%, respectively, of the Company's sales were derived from a major customer. During each of the years ended December 31, 1998, 1999, and 2000, one distributor, MBA Del Principado, S.p.A., accounted for approximately 13%, 13% and 11%, respectively, of the Company's sales.

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

         The Company currently offers its products in fourteen countries in addition to the United States: Argentina, Australia, Belgium, Brazil, Colombia, Greece, Japan, Italy, Lebanon, Luxembourg, Portugal, Spain, Turkey, and the United Kingdom. For the years ended December 31, 1998, 1999 and 2000, foreign sales accounted for $5,007,105, $6,169,250 and $7,582,076, respectively, representing approximately 20.8%, 18.7% and 18.1%, respectively, of the Company's sales. For the years ended December 31, 1998, 1999, and 2000, gross profit from foreign sales accounted for $1,871,577, $2,627,166 and $3,102,552, respectively. The Company intends to continue to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In order to expand its global sales and marketing capabilities, the Company has entered into a joint venture to enter the Asian market, beginning in 2001 in the People's Republic of China and the Republic of China (Taiwan).

Manufacturing and Supply

         The Company historically utilized third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. During 1998, the Company began manufacturing some of its components, and during 2000, the Company continued to increase the number of internally manufactured components. The Company consults with its vendors in the early stages of the design process of its products. This strategy of using third-party vendors for some manufacturing and consulting enables the Company to efficiently source product requirements while affording it considerable flexibility. Because the Company is able to obtain competitive prices from a number of suitable suppliers with FDA-approved facilities, the Company believes it is able to offer high quality products at cost-effective prices. With the increase of internal manufacturing, the Company has experienced a greater degree of control of production costs, and it expects this trend to continue. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors, and may in the future establish manufacturing strategic alliances to assure itself of continued low-cost production. For the years ended December 31, 1998, 1999 and 2000, the Company purchased approximately 74%, 71% and 69% respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the

Company to its vendors.

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

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1998, 1999 and 2000, the Company paid royalties aggregating $432,242, $540,773 and $489,561 respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two members of its design team in connection with the development of its AuRA(R) and AcuMatch(R) hip systems.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1998, 1999 and 2000, the Company paid Dr. Burstein $135,000 in each year as compensation under the consulting agreement.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak(R) knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak(R) knee implant system will not infringe the intellectual property rights of third parties. During the years ended December 31, 1998, 1999 and 2000, the Company recognized royalties to the Hospital for Special Surgery of $650,548, $812,832 and $1,019,598, respectively.

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

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Accumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Accumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Accumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company was obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Accumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. Pursuant to the terms of the agreement, royalty payments ceased on, April 6, 1999, the seventh anniversary of the Company's first sale. During the years ended December 31, 1998 and 1999, the Company paid royalties to Accumed of approximately $12,764 and $6,988 respectively.

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

Pursuant to this amendment, the Company paid the additional $85,000 from the original agreement and paid $92,188 in lieu of issuing a stock option for 20,000 shares of the Company's common stock. During 2000, the Company paid $9,648 in royalties pursuant to this agreement.

         During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and the balance of $150,000 was paid in January 1999.

         During 2000, the Company entered into a patent purchase agreement with George Callaway for the purchase of a certain surgical device. The patent purchase price totaled $50,000, of which $25,000 was paid upon the execution of the agreement and an additional $25,000 was paid in January 2001.

Research and Development

         During the years ended December 31, 1998, 1999 and 2000, the Company expended $1,271,825, $1,621,175 and $2,137,978, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction of the AcuMatch(R) Cemented Hip System in 1999, the AcuMatch(R) A-Series primary acetabular system, AcuMatch(R) M-Series modular hip system and AcuMatch(R) P-Series press-fit hip system in 2000. The Company's principal research and development efforts currently relate to product line enhancements to our Optetrak(R) knee system, advanced biologic materials and alternative bearing surfaces.

Scientific Advisory Board

         The Company's strategy is to utilize members of its Scientific Advisory Board, consisting of internationally known physicians and biomechanists, in the design process to facilitate the development of high quality products at cost-effective prices. The Scientific Advisory Board assists the Company in identifying new product opportunities, provides evaluation and comments on existing product development and clinical programs, and provides a direct link between the Company and the academic, medical and scientific communities which permits the Company to quickly identify and respond to the demands of orthopaedic surgeons. Members of the Scientific Advisory Board generally meet at least quarterly. In addition, from time to time, the members of the Scientific Advisory Board consult with the Company individually at the request of the Company. The Company has entered into consulting agreements with certain members of the Scientific Advisory Board pursuant to which the Company pays royalties to such members. See "Patents and Proprietary Technology; License and Consulting Agreements." The members of the Scientific Advisory Board in addition to Dr. William Petty and Dr. Gary J. Miller include: Gordon Allen, M.D., Albert H. Burstein, Ph.D., Edmund Chao, Ph.D., Charles Cornell, M.D., James Crutcher, M.D., Ivan Gradisar, M.D., Norm Johansen, M.D., Wayne Moody, M.D., Charles Nelson, M.D., Raymond Robinson, M.D., and William Wilson, M.D.

Competition

         The orthopaedic implant industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. During 1998, there was a consolidation among a few of the largest competitors in the industry. Johnson & Johnson, the third largest company in the industry, in terms of overall market share, acquired the second largest company, DePuy, Inc., and the fourth largest company, Stryker Corp., purchased the fifth largest company, Howmedica, Inc. The largest competitors in the orthopaedic hip implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Stryker Corp., and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 84.6% in 1999. The largest competitors in the orthopaedic knee implant market are Bristol-Myers Squibb Company (Zimmer Inc.), Johnson & Johnson, Stryker Corp., and Biomet, Inc. who, according to an industry publication, had an estimated aggregate market share of approximately 74.9% in 1999.

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

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) pre-market notifications, including: its cemented hip implant system, including femoral stem, acetabular cup and femoral heads; bone screws; porous coated cemented femoral stem and acetabular component; bipolar partial hip implant; Zirconia(R) (ceramic) femoral heads; Opteon(R) femoral stem for cemented and noncemented use; MCS femoral stem and acetabular component for cemented and noncemented use; AuRA(R) femoral stem; the Optetrak(R) knee replacement system; and the AcuMatch(R) M-Series femoral stem.

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

Employees

         As of December 31, 2000, the Company employed 113 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

Executive Officers of the Registrant

      The executive officers of the Company are as follows:

Name                             Age   Position
----                             ---   --------

William Petty, M.D. . . . . . .   58   Chairman of the Board and Chief Executive
                                         Officer
Timothy J. Seese. . . . . . . .   54   President, Chief Operating Officer and
                                         Director
Gary J. Miller, Ph.D. . . . . .   53   Executive Vice President, Research and
                                         Development and Director
David W. Petty . . . . . . . .    34   Executive Vice President, Marketing
Marc J. Olarsch . . . . . . . .   39   Vice President, Sales
Joel C. Phillips . . . . . . .    33   Chief Financial Officer
Betty Petty . . . . . . . . . .   58   Vice President, Administration and Human
                                         Resources

         William Petty, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has also served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty continues a limited practice in the field of total joint arthroplasty.

         Timothy J. Seese has been President and Chief Operating Officer of the Company since March 1991 and a director since April 1991. From October 1987 to December 1990, Mr. Seese served as President and Chief Executive Officer of Meritech, Inc., a development stage company involved with infection control products. From December 1986 to October 1987, he served as President of the Critical Care Monitoring Division of Becton Dickinson and Company, a manufacturer and marketer of medical devices, upon the acquisition of Deseret Medical, Inc. by Becton Dickinson and Company. From January 1983 to December 1986, he served as Business Unit Director and Director, Marketing and Sales for the Critical Care Business of Deseret Medical, Inc. Division of Warner Lambert, a medical device, pharmaceutical and consumer products company. He received his B.S. in Metallurgical Engineering from the University of Cincinnati and his M.B.A. from Harvard University.

         Gary J. Miller, Ph.D. was a founder and has been the Executive Vice President, Research and Development of the Company since April 2000. Dr. Miller was Vice President, Research and Development from October 1986 until April 2000, and has been a director since March 1989. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine's Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the United States Food and Drug Administration from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

         David W. Petty has been Executive Vice President, Sales and Marketing of the Company since April 2000. Mr. Petty was Vice President, Marketing of the Company from April 1993 until April 1999. He has been employed by the Company in successive capacities in the area of Operations and Sales and Marketing for the past approximately ten years, including as Vice President, Operations from April 1991 until April 1993. Mr. Petty received his B.A. from the University of Virginia in 1988. Mr. Petty is the son of Dr. and Ms. Petty.

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

         Joel C. Phillips, CPA has been Chief Financial Officer of the Company since July 1998 and Treasurer since March 1996. Mr. Phillips was Manager, Accounting and Management Information Systems from April 1993 to June 1998. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a certified public accountant.

         Betty Petty was a founder and has been Secretary of the Company since its inception and has been the Vice President of Administration and Human Resources of the Company since April 2000. Ms. Petty served as Treasurer and a director from the inception of the Company until March 1996. Ms. Petty is responsible for the development of all of the Company's literature, advertising and corporate events for the Company. Ms. Petty received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 2.  PROPERTIES

         In June 1998, the Company completed construction of a new 39,000 square foot facility on approximately eight acres of land owned by it in Gainesville, Florida to be used by the Company for principal executive offices, research and development laboratories and manufacturing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

         On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff was seeking an unspecified monetary award and damages in an amount to be determined at trial. The case is in the preliminary stages, and is currently being defended by the Company's insurance carrier, under a general reservation of rights. The Company is unable to predict the ultimate outcome or the financial impact of this or future actions related to the device that was subject to recall during 1997 and 1998.

         The Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "EXAC". The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

                                                   High              Low
                                               ------------     -------------
      1999
      ---------------------------------------
      First Quarter                             $     12.00      $      9.38
      Second Quarter                                  13.44             9.75
      Third Quarter                                   15.88            12.13
      Fourth Quarter                                  13.75            11.00

      2000
      ---------------------------------------
      First Quarter                             $     20.00      $     11.06
      Second Quarter                                  17.00            12.38
      Third Quarter                                   19.00            16.00
      Fourth Quarter                                  21.50            17.00

      2001
      ---------------------------------------
      First Quarter (through February 14th)     $     20.00      $     17.00

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

         As of February 14, 2001, the Company had approximately 216 shareholders of record. There are in excess of 2,592 beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                  Year Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                    1996              1997            1998             1999             2000
                                                    ----              ----            ----             ----             ----
Statement of Operations Data:
Net sales                                       $ 13,839,976     $ 17,648,060     $ 24,024,356     $ 32,954,283     $ 41,925,375
Cost of goods sold                                 4,683,875        5,895,302        8,590,391       11,714,276       14,629,937
Gross profit                                       9,156,101       11,752,758       15,433,965       21,240,007       27,295,438
Operating expenses:
     Sales and marketing                           3,525,834        4,911,906        5,968,611        8,445,544       11,229,966
     General and administrative                    1,346,304        1,677,878        2,184,564        2,665,035        3,168,029
     Research and development                        750,256          937,988        1,271,825        1,621,175        2,137,978
     Royalties                                       571,807          855,415        1,215,956        1,508,098        1,643,378
     Depreciation and amortization                   509,236          813,200        1,202,000        1,679,676        2,153,807
Total operating expenses                           6,703,437        9,196,387       11,842,956       15,919,528       20,333,158
Income from operations                             2,452,664        2,556,371        3,591,009        5,320,479        6,962,280
Other income (expense):
     Interest income
        (expense), net                                12,336          200,720          (70,686)        (136,893)        (287,988)
     Income from sub-license
        agreement, net                               100,000               --               --               --               --
     Equity in net gain (loss) of
        subsidiary                                   (59,486)        (183,909)          13,778               --               --
Income before provision for
     income taxes                                  2,505,514        2,573,182        3,534,101        5,183,586        6,674,292
Provision for income taxes                           950,906          997,188        1,406,671        2,016,019        2,494,774
Net income                                         1,554,608        1,575,994        2,127,430        3,167,567        4,179,518
Preferred stock dividends                             10,154               --               --               --               --
Net income available to
     common shareholders                           1,544,454        1,575,994        2,127,430        3,167,567        4,179,518
Basic earnings per common share                 $       0.38     $       0.32     $       0.43     $       0.64     $       0.83
Diluted earnings per common share               $       0.37     $       0.32     $       0.43     $       0.61     $       0.78


                                                ---------------------------------------------------------------------------------
Balance Sheet Data:                                 1996              1997            1998             1999             2000
                                                    ----              ----            ----             ----             ----
Total current assets                            $ 17,358,859     $ 16,867,260     $ 18,055,329     $ 21,447,309     $ 29,291,787
Total assets                                      21,107,072       27,154,836       29,238,120       34,609,406       44,367,164
Total current liabilities                          2,182,278        2,464,461        2,187,582        3,594,627        8,192,866
Total long-term debt, net of current portion          18,144        3,912,835        3,906,802        3,600,000        3,300,000
Total liabilities                                  2,527,297        6,811,244        6,754,643        8,169,607       12,731,486
Total common shareholders' equity                 18,579,775       20,343,592       22,483,477       26,439,799       31,635,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

         Exactech, Inc. was founded by an orthopaedic surgeon in November 1985 to develop, manufacture, market and sell orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. Exactech's high quality devices respond to the demands of the hospital and surgical community in replacing joints which have deteriorated as a result of injury or diseases, such as arthritis.

         Early in our history, the Company's revenues were principally derived from sales of its primary hip replacement systems. Currently, the principal products in Exactech's line of hip implant devices consist of three hip implant systems: the AcuMatch(R) Integrated Hip System, the Opteon(R) Cemented Stem and the MCS(R) Porous Coated Total Hip System.

         In 1999, the Company began a comprehensive design project to integrate concepts of cemented and press-fit hips into one system, which is now marketed under the trade name AcuMatch(R) Integrated Hip System. Part of the design rationale was to enable all AcuMatch(R) primary femoral components to be implanted using a single set of surgical instruments therefore making the system more efficient and user friendly. The AcuMatch(R) Integrated Hip System includes the C-Series cemented femoral component, the A-Series press-fit acetabular system, the P-Series press-fit femoral stem system, the M-Series modular femoral stem and the L-Series femoral stem system. The Company also offers bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component.

         During 1999, the Company introduced the AcuMatch(R) C-Series Cemented Hip System as the first phase in the complete integration of its hip systems. This forged cobalt chromium stem is designed to improve stability and reduce the postoperative complication of dislocation. The AcuMatch(R) C-Series stem achieves these goals through an improved head/neck ratio and restoration of the natural anatomic offset to aid in reestablishing a patient's natural soft tissue balance. During 2000, the Company introduced additional lines in this integrated system, the AcuMatch(R) A-Series press-fit acetabular components, the AcuMatch(R) M-Series modular femoral stem, and the AcuMatch(R) P-Series press-fit femoral stem system.

         In 1995, the Company introduced the primary components of the comprehensive Optetrak(R) knee system. The Optetrak(R) knee system was conceived by Exactech in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally recognized hospital for orthopaedic surgery. The Optetrak(R) system represents a highly differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak(R) system is the most modern design of a series of knee implants which were first introduced in 1974 and which are still being marketed by certain of the Company's competitors. In 1997 the Optetrak(R) constrained condylar components were introduced for revision and complex primary total knee surgery.

         Opteform(R), a biologic material for grafting and repairing bone defects, supplied by Regeneration Technologies, Inc., was introduced in 1998. Full-scale domestic distribution of the Opteform(R) tissue service began during 1999.

         During June 1998, the Company began offering the AcuDriver(R) Automated Osteotome System, which is an air-driven power tool that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The AcuDriver(R) accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

         In September 2000, the Company signed an exclusive distribution agreement with aaP Implants to become the United States distributor of their orthopaedic trauma products. These products are used by surgeons to repair bone and joints that have been damaged by injury or trauma. Initially, the Company will distribute a line of small and large cannulated screws, compression hip screws and bioridged tibial nail sets.

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

                                                    SALES SUMMARY BY PRODUCT LINE ($'000'S)

                                                                                Year Ended
                                        ----------------------------------------------------------------------------------------
                                                December 31, 1998            December 31, 1999            December 31, 2000
                                            Units     $         %        Units     $         %         Units      $        %
                                            -----     -         -        -----     -         -         -----      -        -
Hip Products
       Cemented                              5,154    2,385      9.9%     6,219    2,855      8.7%      7,410     3,380     8.1%
       Porous Coated                         5,239    1,747      7.3%     6,532    2,335      7.1%     10,029     3,609     8.6%
       Bipolar Prosthesis                    1,037      475      2.0%     1,055      504      1.5%      1,155       556     1.3%
       Revision                                133      297      1.2%       114      234      0.7%      1,077     1,026     2.5%
                                        ------------------------------  ---------------------------   --------------------------
Total Hip Products                          11,563    4,904     20.4%    13,920    5,928     18.0%     19,671     8,571    20.5%

Knee Products
       Cemented Cruciate Sparing            15,802    6,711     27.9%    18,461    8,006     24.3%     22,535     9,818    23.4%
       Cemented Posterior Stabilized        10,023    6,428     26.8%    12,151    7,777     23.6%     14,961     9,609    22.9%
       Porous Coated                         1,642    1,694      7.0%     1,999    2,165      6.6%      2,064     2,505     6.0%
       Revision                              4,689    2,451     10.2%     6,272    3,311     10.0%      8,384     4,177    10.0%
                                        ------------------------------  ---------------------------   --------------------------
Total Knee Products                         32,156   17,284     71.9%    38,883   21,259     64.5%     47,944    26,109    62.3%

Instrument Sales and Rental                             953      4.0%              1,171      3.6%                1,230     2.9%
Tissue Services                                         608      2.5%              4,053     12.3%                5,348    12.8%
Acudriver                                               160      0.7%                284      0.8%                  230     0.5%
Miscellaneous                                           115      0.5%                259      0.8%                  437     1.0%
                                                   -------------------          -------------------           ------------------
Total                                                24,024    100.0%             32,954    100.0%               41,925   100.0%
                                                   ===================          ===================           ==================

SALES AND EARNINGS

         Net sales increased by $8,971,092, or 27%, to $41,925,375 in the year ended December 31, 2000 from $32,954,283 in the year ended December 31, 1999. Net sales for the year ended December 31, 1999 increased $8,929,927, or 37%, from $24,024,356 in the year ended December 31, 1998. Domestic sales increased 28% to $34,343,299 in the year ended December 31, 2000 from $26,785,033 in the year ended December 31, 1999. During the year ended December 31, 1999, domestic sales increased 41% to $26,785,033 from $19,017,251 in the year ended December 31, 1998. International sales increased 23% to $7,582,076 in the year ended December 31, 2000 from $6,169,250 in the year ended December 31, 1999. For the year ended December 31, 1999, international sales increased 23% to $6,169,250 from $5,007,105 in the year ended December 31, 1998. As a percentage of sales, international sales decreased to 18% for the year ended December 31, 2000 from 19% for the year ended December 31, 1999, after decreasing from 21% for the year ended December 31, 1998. This decrease, as a percentage of sales, in international sales is primarily due to the relative growth in domestic sales. The overall increase in net sales in 2000 resulted from growth in the Company's major product lines, both in terms of units and dollars, similar to the growth in net sales in 1999. This growth is primarily attributable to increased market acceptance of the Company's products. Sales of hip implant products for the year ended December 31, 2000, increased by 41% on a unit basis and by 45% on a dollar basis from the year ended December 31, 1999, which had increased by 20% on a unit basis and by 21% on a dollar basis when compared to the year ended December 31, 1998. The increase in hip sales resulted from an increased marketing focus on the Company's primary and revision cemented hip systems associated with the introduction of the AcuMatch(R) A-Series, C-Series, and M-Series hip systems. Sales of knee implant products for the year ended December 31, 2000, increased by 23% on a unit and dollar basis from the year ended December 31, 1999, which had increased by 21% on a unit basis and by 23% on a dollar basis when compared to the year ended December 31, 1998. The increases in sales of knee implant products reflect a continued market penetration for the Company's Opetrak(R) knee systems. Hip and knee surgical instrument sales and rentals increased 5% to $1,229,842 in the year ended December 31, 2000 from $1,170,436 in the year ended December 31, 1999, compared to a 23% increase from $952,909 in the year ended December 31, 1998.

         Gross profit increased by $6,055,431, or 29%, to $27,295,438 in the year ended December 31, 2000, from $21,240,007 in the year ended December 31, 1999, as compared to an increase of $5,806,042, or 38%, from $15,433,965 in the year ended December 31, 1998. As a percentage of sales, gross profit increased to 65.1% in the year ended December 31, 2000 compared to 64.5% in the year ended December 31, 1999, which had increased from

64.2% in the year ended December 31, 1998. The increase in the year ended December 31, 2000 was primarily due to reduced unit costs of the Company's products as production volumes increased and components were transitioned to in-house manufacturing. Gains due to these unit cost reductions were partially offset by sales price discounts to international distributors associated with currency fluctuations. The increase in the year ended December 31, 1999 was primarily due to the increase in domestic sales, as a percentage of total sales. International distribution requires selling prices that are slightly lower than domestic sales, thus contributing to a lower gross margin on sales to overseas customers as compared to the gross margins realized on domestic sales revenue.

         Total operating expenses increased by $4,413,630, or 28%, to $20,333,158 in the year ended December 31, 2000 from $15,919,528 in the year ended December 31, 1999, after an increase of $4,076,572, or 34%, from $11,842,956 in the year ended December 31, 1998. Operating expenses increased slightly as a percentage of sales for the year ended December 31, 2000, to 48.5% from 48.3% for the year ended December 31, 1999, which was a decrease from 49.3% for the year ended December 31, 1998. Sales and marketing expenses increased by $2,784,422, or 33%, to $11,229,966 in the year ended December 31, 2000 from
$8,445,544 in the year ended December 31, 1999, as compared to an increase of $2,476,933, or 41%, from $5,968,611 in the year ended December 31, 1998. As a percentage of sales, sales and marketing expenses in 2000 increased to 27% as compared 26% in 1999 and 25% in 1998. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. During both 2000 and 1999, sales and marketing expenses increased as a percentage of sales, primarily due to the increases in domestic sales, as a percentage of total sales, which carry higher commission rates. Additionally, the Company continued its commitment to supporting its network of independent sales agents with expanded training and meeting support.

         General and administrative expenses increased by $502,994, or 19%, to $3,168,029 in the year ended December 31, 2000, from $2,665,035, in the year ended December 31, 1999, which represented an increase of $480,471, or 22%, from $2,184,564 in the year ended December 31, 1998. For the year ended December 31, 2000, as a percentage of sales, general and administrative expenses decreased to 7.6% from 8.1% in the year ended December 31, 1999, as compared to 9.1% for the year ended December 31, 1998. On a dollar basis, total general and administrative expenses increased during 2000 primarily due to infrastructure expansion to support the Company's growth in sales. The primary increase in total general and administrative expenses during 1999 resulted from the costs associated with implementation of MFG/PRO, an Enterprise Resource Planning (ERP) software and increased investor relations efforts.

         Research and development expenses increased by $516,803, or 32%, to $2,137,978 in the year ended December 31, 2000, from $1,621,175 in the year ended December 31, 1999, which was an increase of $349,350, or 28%, from $1,271,825 in the year ended December 31, 1998. Product development expenses for the year ended December 31, 2000 continued to be incurred for the Company's comprehensive improvements to its integrated primary hip and modular hip systems. As a percentage of sales, research and development expenses have remained constant at 5% in the years ended December 31, 2000, 1999 and 1998.

         Depreciation and amortization expenses increased $474,131, or 28%, to $2,153,807 in the year ended December 31, 2000, from $1,679,676 in the year ended December 31, 1999, which was an increase of $477,676, or 40%, from $1,202,000 in the year ended December 31, 1998. Depreciation and amortization expenses increased in 2000 primarily due to the addition of manufacturing equipment, information systems equipment and surgical instrumentation. During the year ended December 31, 2000, $4,401,462 of such equipment and instrumentation was placed in service. The increase in depreciation and amortization expense for the year ended December 31, 1999 was primarily the result of the placement in service of $3,299,255 of manufacturing equipment and surgical instruments.

         Royalty expenses increased by $135,280, or 9%, in the year ended December 31, 2000 to $1,643,378, from $1,508,098 in the year ended December 31, 1999 as compared to an increase of $292,142, or 24%, in 1999 from $1,215,956 in the year ended December 31, 1998. For the years ended December 31, 1999 and 2000, increases in royalty expenses were smaller, as compared to prior years, primarily as the result of the growth in sales of hip implants and tissue services which incur a lower, or no, royalty rate. During 2000, the Company recognized royalty expenses of $1,019,598 as compared to $812,832 in 1999 and $650,548 in 1998 in connection with the license agreement with the Hospital for Special Surgery. Also during 2000, the Company recognized royalty expenses of $623,780 compared to $695,266 in 1999 and $565,408 in 1998 in connection with other consulting and license agreements. As a percentage of sales, royalty expenses decreased to 4% for the year ended December 31, 2000, as compared to 5% for the years ended December 31, 1999 and 1998.

         The Company's income from operations increased by $1,641,801, or 31%, to $6,962,280 in the year ended December 31, 2000, from $5,320,479 in the year ended

December 31, 1999, which was an increase of $1,729,470, or 48%, from $3,591,009 in the year ended December 31, 1998. For the year ended December 31, 2000, the increase was primarily due to the increase in sales, coupled with an increase in gross margin, along with a relatively flat growth in operating expenses, as a percentage of sales. The increase in the year ended December 31, 1999 was principally due to an increase in sales combined with a reduction in operating expenses, as a percentage of sales.

         Interest income decreased $33,725, or 40%, to $49,703 in the year ended December 31, 2000, from $83,428 for the year ended December 31, 1999, which was a decrease of $78,985, or 49%, from $162,413 for the year ended December 31, 1998. For the year ended December 31, 2000, interest expense increased $117,370, or 53%, to $337,691 from $220,321 for the year ended December 31, 1999, which was a decrease of $12,778, or 5%, from $233,099 for the year ended December 31, 1998. For the year ended December 31, 2000, the decrease in interest income and increase in interest expense was the result of a reduction of cash levels while there was increased borrowing associated with the Company's infrastructure and inventory expansion. For the years ended December 31, 1998 and 1999, the recognition of expense as compared to income was the result of a decrease in short-term investments along with increased borrowing associated with construction of the Company's current facility. The weighted average outstanding principal balance of the Company's long-term debt was approximately $3,850,000, $3,906,418, and $3,914,156 during 2000, 1999 and 1998, respectively. The average outstanding balance decreased in 2000 due to the payment of principal on the outstanding Industrial Revenue Bond (IRB) financing and in 1999 due to the payments of principal on capital leases. The weighted average interest rate on such debt was 4.32%, 3.44% and 4.37% for 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company incurred interest expense on borrowings under an existing short-term line of credit. The average outstanding principal balance on the line of credit was $1,207,784 for the year ended December 31, 2000 with a weighted average interest rate of 8.81%.

         Income before provision for income taxes increased by $1,490,706, or 29%, to $6,674,292 in the year ended December 31, 2000, from $5,183,586 in the year ended December 31, 1999, which represented an increase of $1,649,485, or 47%, from $3,534,101 in the year ended December 31, 1998. The provision for income taxes increased 24% to $2,494,774 in the year ended December 31, 2000, from $2,016,019 in the year ended December 31, 1999, which represented an increase of 43% from $1,406,671 in the year ended December 31, 1998. The effective tax rate for the year ended December 31, 2000 was 37.4%, as compared to an effective tax rate of 38.9% in the year ended December 31, 1999 and 39.8% in the year ended December 31, 1998. For the year ended December 31, 2000, the effective tax rate decreased as a result of an increased impact of the research and development credit and foreign sales corporation tax benefits.

         The Company realized net income of $4,179,518 in the year ended December 31, 2000, an increase of 32% as compared to $3,167,567 in the year ended December 31, 1999. Net income for the year ended December 31, 1999 represented an increase of 49% from $2,127,430 in the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 2000, the Company had working capital of $21,098,921 as compared to $17,852,682 at December 31, 1999 and $15,867,747 at December 31, 1998. As a
result of operating, investing and financing activities, cash and cash equivalents at December 31, 2000 decreased $1,192,748 to $448,323 from $1,641,071 at December 31, 1999. For the year ended December 31, 1999, cash and cash equivalents increased $978,419 to $1,641,071 from $662,652 at December 31, 1998. For the year ended December 31, 2000, the increase in working capital was primarily the result of the increase in inventory in support of new product launches. For the year ended December 31, 1999, the increase in working capital was primarily the result of increases in net sales and income while maintaining a minimal increase in inventory. As of December 31, 1999, $1,268,874 was invested in Merrill Lynch's Treasury Fund and Institutional Fund comprised of commercial paper and government backed securities yielding a return of approximately 4.9%. Due to the short-term nature of these funds, this balance was classified as cash and cash equivalents.

         The Company maintains a $6,000,000 credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 100% of the value of accounts receivable less than 90 days old, or 50% of the value of inventory. The credit line was renewed in June 2000 for an additional term of two years, expiring June 30, 2002. As of December 31, 2000, there was $3,614,449 outstanding under the line of credit. At December 31, 2000, the Company had outstanding commitments for the purchase of inventory and raw materials of $6,959,210, along with commitments to purchase $108,552 of capital equipment. The Company believes that funds from operations and borrowings under its existing credit facility will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

         Operating activities used net cash of $1,162,408 in the year ended December 31, 2000 as compared to providing net cash of $4,022,610 in the year ended December 31, 1999 and $854,614 in the year ended December 31, 1998. In the year ended December 31, 2000, operating activities used net cash primarily as a result of the increase in inventory, which increased to $19,397,100 at December 31, 2000, from $11,638,895 at December 31, 1999. This increase in inventory was partially offset by the increase in net income, which increased to $4,179,518 for the year ended December 31, 2000, from $3,167,567 for the year ended December 31, 1999, and an increase in depreciation and amortization, which increased to $2,289,835 in the year ended December 31, 2000, from $1,754,370 in the year ended December 31, 1999. Cash required as a result of the increase in trade receivables was $1,076,130 during 2000, as compared to $2,340,671 during 1999 and $1,877,814 during 1998.

Investing Activities

      During the year ended December 31, 2000, net cash used in investing activities increased to $4,361,150 from $3,820,111 during the year ended December 31, 1999 and $908,744 during the year ended December 31, 1998. The increase in both years ended December 31, 2000 and 1999 was primarily the result of purchases of manufacturing equipment and surgical instrumentation.

Financing Activities

         For the year ended December 31, 2000, financing activities provided net cash to the Company of $4,330,810, as compared to $775,920 in the year ended December 31, 1999 and $7,561 in the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 2000, includes proceeds from the issuance of common stock of $1,016,361, as compared to $788,755 in the year ended December 31, 1999 and $12,455 in the year ended December 31, 1998. Borrowing under the Company's line of credit provided net cash of $3,614,449 in the year ended December 31, 2000, while payment of principal on debt used net cash of $300,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of December 31, 2000.

                                        2001        2002       2003      2004     Thereafter     Total
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
     at variable interest rate      $     445,000                                             $    445,000
Weighted average interest rate               5.0%

Liabilities

Line of credit at variable
     interest rate                  $   3,614,449                                             $  3,614,449
Weighted average interest rate               8.8%

Industrial Revenue Bond at
     variable interest rate         $   3,300,000                                             $  3,300,000
Weighted average interest rate               4.3%
-----------------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
         Independent Auditors' Report                                                              24

         Consolidated Balance Sheets as of December 31, 1999 and 2000                              25

         Consolidated Statements of Income for the Years Ended
                  December 31, 1998, 1999 and 2000                                                 26

         Consolidated Statement of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1998, 1999 and 2000                                                 27

         Consolidated Statements of Cash Flows for the Years Ended                                 28
                  December 31, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements for the Years Ended                            29
                  December 31, 1998, 1999 and 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiary (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Certified Public Accountants
Jacksonville, Florida
February 16, 2001

EXACTECH, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                              1999              2000
                                                                          ------------      ------------
ASSETS
     CURRENT ASSETS:
        Cash and cash equivalents                                         $  1,641,071      $    448,323
        Trade receivables (net of allowance of $332,693 and $381,041)        7,979,481         9,055,611
        Refundable income taxes                                                 22,952           156,314
        Prepaid expenses and other assets, net                                 164,910           234,439
        Inventories (Note 2)                                                11,638,895        19,397,100
                                                                          ------------      ------------
           Total current assets                                             21,447,309        29,291,787

     PROPERTY AND EQUIPMENT:
        Land                                                                   462,629           462,629
        Machinery and equipment                                              4,562,503         5,873,964
        Surgical instruments                                                 7,085,495         9,420,782
        Furniture and fixtures                                                 393,918           530,406
        Facilities                                                           3,472,548         3,595,476
                                                                          ------------      ------------
           Total property and equipment                                     15,977,093        19,883,257
        Accumulated depreciation                                            (4,059,413)       (5,900,006)
                                                                          ------------      ------------
           Net property and equipment                                       11,917,680        13,983,251

     OTHER ASSETS:
        Product licenses and designs, net                                      362,295           305,195
        Deferred financing costs, net                                          123,748           121,221
        Advances and deposits                                                  230,872           143,646
        Patents and trademarks, net                                            527,502           522,064
                                                                          ------------      ------------
           Total other assets                                                1,244,417         1,092,126
                                                                          ------------      ------------
TOTAL ASSETS                                                              $ 34,609,406      $ 44,367,164
                                                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                  $  2,418,502      $  3,223,295
        Line of credit                                                              --         3,614,449
        Current portion of long-term debt                                      300,000           300,000
        Commissions payable                                                    396,858           565,377
        Royalties payable                                                      417,486           399,973
        Other liabilities                                                       61,781            89,772
                                                                          ------------      ------------
           Total current liabilities                                         3,594,627         8,192,866

     DEFERRED INCOME TAXES                                                     974,980         1,238,620
     LONG-TERM DEBT, NET OF CURRENT PORTION                                  3,600,000         3,300,000
                                                                          ------------      ------------
           Total liabilities                                                 8,169,607        12,731,486

     COMMITMENTS AND CONTINGENCIES (Note 6)

     SHAREHOLDERS' EQUITY:
        Common stock, $.01 par value; 15,000,000 shares authorized,
           5,008,079 and 5,101,848 shares issued and outstanding                50,081            51,018
        Additional paid-in capital                                          15,803,144        16,818,568
        Retained earnings                                                   10,586,574        14,766,092
                                                                          ------------      ------------
           Total shareholders' equity                                       26,439,799        31,635,678

                                                                          ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 34,609,406      $ 44,367,164
                                                                          ============      ============



See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

                                                  1998              1999              2000
                                              ------------      ------------      ------------
NET SALES                                     $ 24,024,356      $ 32,954,283      $ 41,925,375

COST OF GOODS SOLD                               8,590,391        11,714,276        14,629,937
                                              ------------      ------------      ------------

             Gross profit                       15,433,965        21,240,007        27,295,438

OPERATING EXPENSES:
      Sales and marketing                        5,968,611         8,445,544        11,229,966
      General and administrative                 2,184,564         2,665,035         3,168,029
      Research and development                   1,271,825         1,621,175         2,137,978
      Depreciation and amortization              1,202,000         1,679,676         2,153,807
      Royalties                                  1,215,956         1,508,098         1,643,378
                                              ------------      ------------      ------------
             Total operating expenses           11,842,956        15,919,528        20,333,158
                                              ------------      ------------      ------------

INCOME FROM OPERATIONS                           3,591,009         5,320,479         6,962,280

OTHER INCOME (EXPENSE):
      Interest income                              162,413            83,428            49,703
      Interest expense                            (233,099)         (220,321)         (337,691)
      Equity in net gain of subsidiary              13,778                --                --
                                              ------------      ------------      ------------
             Total other (expense) income          (56,908)         (136,893)         (287,988)
                                              ------------      ------------      ------------

INCOME BEFORE PROVISION FOR
      INCOME TAXES                               3,534,101         5,183,586         6,674,292

PROVISION FOR INCOME TAXES
      Current                                    1,180,360         1,701,298         2,231,134
      Deferred                                     226,311           314,721           263,640
                                              ------------      ------------      ------------
                                                 1,406,671         2,016,019         2,494,774

                                              ------------      ------------      ------------
NET INCOME                                    $  2,127,430      $  3,167,567      $  4,179,518
                                              ============      ============      ============

BASIC EARNINGS
      PER COMMON SHARE                        $       0.43      $       0.64      $       0.83
                                              ============      ============      ============

DILUTED EARNINGS
      PER COMMON SHARE                        $       0.43      $       0.61      $       0.78
                                              ============      ============      ============



See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                                Additional                               Total
                                                   Common Stock                   Paid-In            Retained         Shareholders'
                                              Shares           Amount             Capital            Earnings            Equity
                                              ------           ------             -------            --------            ------
Balance, December 31, 1997                    4,904,663      $    49,047      $  15,002,968      $   5,291,577       $   20,343,592

     Exercise of stock options                    2,500               25              8,187                                  8,212
     Tax benefit from exercise
       of stock options                                                               4,243                                  4,243
     Net income                                                                                      2,127,430           2,127,430
                                           -------------     ------------     --------------     --------------      --------------

Balance, December 31, 1998                    4,907,163           49,072         15,015,398          7,419,007          22,483,477

     Issuance of common stock                       700                7              6,993                                  7,000
     Exercise of stock options                   28,620              286            151,709                                151,995
     Exercise of warrants                        67,029              670            563,254                                563,924
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan              4,567               46             47,709                                 47,755
     Tax benefit from exercise of
        stock options                                                                18,081                                 18,081
     Net income                                                                                      3,167,567           3,167,567
                                           -------------     ------------     --------------     --------------      --------------

Balance, December 31, 1999                    5,008,079           50,081         15,803,144         10,586,574          26,439,799

     Issuance of common stock                       922                9             12,306                                 12,315
     Exercise of stock options                   21,856              218            128,259                                128,477
     Exercise of warrants                        58,488              585            654,481                                655,066
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan             12,503              125            131,802                                131,927
     Compensation benefit of
        non-qualified stock options                                                   5,089                                  5,089
     Tax benefit from exercise of
        stock options                                                                83,487                                 83,487
     Net income                                                                                      4,179,518           4,179,518
                                           -------------     ------------     --------------     --------------      --------------

Balance, December 31, 2000                    5,101,848      $    51,018      $  16,818,568      $  14,766,092       $  31,635,678
                                           =============     ============     ==============     ==============      ==============



See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                       1998             1999              2000
                                                                    -----------      -----------      -----------
OPERATING ACTIVITIES:
    Net income                                                      $ 2,127,430      $ 3,167,567      $ 4,179,518
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities :
       Depreciation and amortization                                  1,202,000        1,754,370        2,289,835
       Loss on disposal of equipment                                    120,453          155,683           68,281
       Deferred income taxes                                            226,311          314,721          263,640
       Increase in trade receivables                                 (1,877,814)      (2,340,671)      (1,076,130)
       Increase in inventories                                         (834,682)        (106,334)      (7,758,205)
       (Increase) decrease in prepaids and other assets                 (43,163)         (60,533)          20,225
       Increase (decrease) in income taxes payable                      212,097           24,729         (133,362)
       (Decrease) increase  in accounts payable                        (275,629)       1,082,356          804,793
       (Decrease) increase in other liabilities                          (2,389)          30,722          178,997
                                                                    -----------      -----------      -----------
            Net cash provided by (used in) operating activities         854,614        4,022,610       (1,162,408)
                                                                    -----------      -----------      -----------

INVESTING ACTIVITIES:
    Purchase of product licenses and designs                           (200,000)        (150,000)
    Purchases of property and equipment                              (4,624,252)      (4,349,916)      (4,307,299)
    Change in unexpended industrial revenue bond proceeds             2,610,080          856,992
    Maturities of short-term investments                              1,335,740
    Cost of patents and trademarks                                      (30,312)        (177,187)         (53,851)
                                                                    -----------      -----------      -----------
            Net cash used in investing activities                      (908,744)      (3,820,111)      (4,361,150)
                                                                    -----------      -----------      -----------

FINANCING ACTIVITIES:
    Proceeds from borrowing on line of credit                                                           3,614,449
    Principal payments on debt                                                                           (300,000)
    Principal payments on capital lease obligations                      (4,894)         (12,835)
    Proceeds from issuance of common stock                               12,455          788,755        1,016,361
                                                                    -----------      -----------      -----------
            Net cash provided by financing activities                     7,561          775,920        4,330,810
                                                                    -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (46,569)         978,419       (1,192,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          709,221          662,652        1,641,071
                                                                    -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   662,652      $ 1,641,071      $   448,323
                                                                    ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                     $   249,294      $   217,683      $   338,371
       Income taxes                                                     968,264        1,658,488        2,307,546
    Noncash investing and financing activities:

       Relief of compensation accrual on issuance of stock                2,461            5,971



See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

1.       ORGANIZATION

         The consolidated financial statements include the amounts of Exactech, Inc. and its wholly-owned subsidiary, Exactech International, Inc. (collectively referred to as the "Company"). All significant intercompany items have been eliminated. The Company was organized in 1985 to develop and market orthopaedic implant devices. In 1987, the Company began marketing its first product, a total hip replacement system. In 1995, the Company began marketing a knee system. In 1999, the Company began full domestic distribution of a licensed tissue service. The Company's principal market is the United States; however, international markets represent approximately eighteen percent of the Company's business. During 1999, Exactech International, Inc., a Foreign Sales Corporation, was founded to act as agent on behalf of Exactech for international sales transactions. All sales to international distributors are billed payable in U.S. Dollars and are not subject to foreign currency risks.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds, overnight repurchase agreements, and other short-term investments with a maturity of 90 days or less at the time of purchase.

         Concentration of Credit Risk - The Company's accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically with terms due in 120 days. The Company performs credit evaluations on its customers and generally does not require collateral.

         Financial Instruments - The Company's financial instruments include cash and cash equivalents, trade receivables and debt. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

         Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31,

                --------------------------------------------------------
                                              1999              2000

                Raw materials             $ 1,363,842       $ 3,377,106
                Work in process               481,242           311,232
                Finished goods              9,793,811        15,708,762
                                       ---------------   ---------------
                                         $ 11,638,895      $ 19,397,100
                                       ===============   ===============
                --------------------------------------------------------

         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to thirty-nine years. Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $1,121,888, $1,562,456
         and $2,037,420, respectively. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years. Periodically, management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

         Revenue Recognition - The Company provides inventories of its products to its United States sales agencies until sold or returned for use in marketing its products and filling customer orders. In the case of sales through such sales agencies, sales revenues are generally recognized when the product is implanted. Foreign distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders. Sales to such foreign distributors are recognized upon shipment of the product. Estimated costs of returns and allowances on sales to foreign distributors are accrued at the time products are shipped.

         Deferred Financing Costs - Deferred financing costs are stated net of accumulated amortization of $39,186 at December 31, 1999 and $40,560 at December 31, 2000. These costs are amortized to interest expense over the expected life of the underlying debt.

         Patents and Trademarks - Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $271,542 at December 31, 1999 and $387,930 at December 31, 2000.

         Income Taxes - Deferred income taxes are provided on temporary differences which arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

         Research and Development - Research and development costs are expensed in the period incurred.

         Earnings per share - Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

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

         Options and Stock Awards - The Company has elected to account for its employee stock compensation plans under the intrinsic value based method with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied (Note 10). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For grants of options to non-employees, the Company accounts for these transactions utilizing the fair value based method of accounting defined in SFAS No. 123, incurring a charge for the value of the option, as calculated by the Black-Scholes asset pricing model, amortized over the service period of the option.

         New Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.       INCOME TAXES

         The provision for income taxes consists of the following:

         Current:                                                       1998              1999              2000
                                                                    -----------       -----------       -----------
                 Federal                                            $   949,334       $ 1,318,286       $ 1,752,842
                 State                                                  231,026           383,012           478,292
                                                                    -----------       -----------       -----------
                       Total Current                                  1,180,360         1,701,298         2,231,134

         Deferred:
                 Federal                                                178,248           243,219           209,946
                 State                                                   48,063            71,502            53,694
                                                                    -----------       -----------       -----------
                       Total Deferred                                   226,311           314,721           263,640
                                                                    -----------       -----------       -----------

                       Total Provision                              $ 1,406,671       $ 2,016,019       $ 2,494,774
                                                                    ===========       ===========       ===========

         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1998, 1999 and 2000 follows:

                                                                        1998              1999              2000
                                                                    -----------       -----------       -----------
         Statutory Federal rate                                            34.0%             34.0%             34.0%
         State income taxes (net of Federal income tax benefit)             5.0%              5.3%              5.3%
         Other                                                              0.8%             -0.4%             -1.9%
                                                                    -----------       -----------       -----------
                                                                           39.8%             38.9%             37.4%
                                                                    ===========       ===========       ===========

         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1998, 1999, and 2000 are as follows:

                                                                        1998              1999              2000
                                                                    -----------       -----------       -----------
         Deferred tax liabilities:
                 Basis difference in property and equipment         $   847,287       $ 1,111,392       $ 1,392,592
                 Basis difference in patents                             39,171            25,059            27,432
                                                                    -----------       -----------       -----------
                       Gross deferred tax liabilities                   886,458         1,136,451         1,420,024
                                                                    -----------       -----------       -----------

         Deferred tax assets:
                 Capital loss carryover                                 114,668            82,313            82,313
                 Valuation allowance of capital loss carryover                            (58,745)          (82,313)
                 Accrued liabilities not currently deductible           111,531           137,903           181,404
                                                                    -----------       -----------       -----------
                       Gross deferred tax assets                        226,199           161,471           181,404
                                                                    -----------       -----------       -----------

                       Net deferred tax liabilities                 $   660,259       $   974,980       $ 1,238,620
                                                                    ===========       ===========       ===========

         During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,399 which is available to offset future taxable capital gains. During 1999, a valuation allowance was charged against this deferred tax asset assuming that $60,000 of the loss would be able to be realized by offsetting future taxable capital gains prior to the capital loss carryover expiration in 2003. For the year ended December 31, 2000, this valuation allowance was increased to 100% assuming that none of the loss would be realized, as the Company has yet to achieve any benefit from the carryover.

4.       DEBT

         Long-term debt:

         The following is a schedule of debt maturities as of December 31, 2000:

                                                                                1999             2000
                                                                             -----------      -----------
         Industrial Revenue Bond payable in annual                           $ 3,900,000      $ 3,600,000
         principal installments as follows:  $300,000 per year from
         2000-2006; $200,000 per year from 2007-2013; $100,000 per
         year from 2014-2017; monthly interest payments based on
         adjustable rate as determined by the bonds remarketing
         agent based on market rate fluctuations (5.10% as of
         December 31, 2000); proceeds used to finance construction
         of new facility
                                                                             -----------      -----------
             Total long-term debt                                            $ 3,900,000      $ 3,600,000
             Less current portion                                               (300,000)        (300,000)
                                                                             -----------      -----------
                                                                             $ 3,600,000      $ 3,300,000
                                                                             ===========      ===========

The following is a schedule of debt maturities as of December 31, 2000:

                                                                  Long-Term
                                                                    Debt
                                                               --------------
         2001                                                      $ 300,000
                     ......................................
         2002                                                        300,000
                     ......................................
         2003                                                        300,000
                     ......................................
         2004                                                        300,000
                     ......................................
         2005                                                        300,000
                     ......................................
         Thereafter                                                2,100,000
                     ......................................    --------------
                                                                 $ 3,600,000
                                                               ==============

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

         Line of Credit

         During June 2000, the Company renewed a $6,000,000 line of credit with Merrill Lynch Business Financial Services, Inc, expiring in June 2002. The credit line is secured by accounts receivable and inventory and is limited to the lesser of 100% of accounts receivable less than 90 days old, or 50% of inventory. There was $3,614,449 outstanding under this line of credit at December 31, 2000 with an interest rate of 8.85% at December 31, 2000.

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials and equipment used in the ongoing production of its products. In 1998, the agreement required the purchase of tooling dies in the amount of $159,000. An additional agreement signed in 1999 included the purchase of tooling dies in the amount of $91,250 and provided for special purchasing terms for the Company. In addition, the agreement calls for the purchase of testing equipment for approximately $278,000, as well as licensing of certain technology for $187,500. Some of the Company's officers and directors have ownership interest in Brighton Partners, Inc. Purchases of raw materials and equipment associated with these agreements totaled $116,058, $418,625 and $849,035 in 1998, 1999 and 2000, respectively.

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1998, 1999 and 2000, the Company paid royalties aggregating $436,242, $540,773 and $489,561, respectively, pursuant to these consulting agreements.

6.       COMMITMENTS AND CONTINGENCIES

         Legal - The Company, in the normal course of business, is subject to claims and litigation in the areas of product and general liability.

         On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff was seeking an unspecified monetary award and damages in an amount to be determined at trial. The case is in the preliminary stages, and is currently being defended by the Company's insurance carrier, under a general reservation of rights. The Company is unable to predict the ultimate outcome or the financial impact on financial condition or results of operations of this or future actions related to the device that was subject to recall during 1997 and 1998.

         Purchase Commitments - At December 31, 2000, the Company had outstanding commitments for the purchase of inventory and raw materials of $6,959,210, along with commitments to purchase $108,552 of capital equipment.

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

         Total assets not identified with a specific segment (in thousands of dollars) were $12,557, $16,670 and $16,883 for the years ended December 31, 1998, 1999 and 2000, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                        (in thousands)
                                        --------------------------------------------------------------------------------
                                                                           Tissue
Year ended December 31,                    Knee             Hip           Services           Other                Total
------------------------------------------------------------------------------------------------------------------------
   1998
Net Sales                                  $ 17,284          $ 4,904          $   608          $ 1,228         $ 24,024
Segment profit from operations                2,089              766              125              611            3,591
Total assets, net                            10,755            5,427              149              350           16,681
Capital expenditures                          2,251              347              106              306            3,010
Depreciation and amortization                   746              376               32               48            1,202

   1999
Net Sales                                  $ 21,259          $ 5,928          $ 4,053          $ 1,714         $ 32,954
Segment profit from operations                2,970            1,018              994              338            5,320
Total assets, net                            11,706            5,213              630              390           17,939
Capital expenditures                          1,783              798              509              107            3,197
Depreciation and amortization                 1,028              476               84               92            1,680

   2000
Net Sales                                  $ 26,109          $ 8,571          $ 5,348          $ 1,897         $ 41,925
Segment profit (loss) from operations         4,426            1,438            1,146              (48)           6,962
Total assets, net                            17,114            8,468            1,228              675           27,484
Capital expenditures                          6,389            3,833              633              360           11,214
Depreciation and amortization                 1,266              668              117              103            2,154
------------------------------------------------------------------------------------------------------------------------

         Major Customer and Foreign Operations

         During the years ended December 31, 1998, 1999, and 2000, approximately 7%, 6% and 5%, respectively, of the Company's sales were derived from a major customer. During the years ended December 31, 1998, 1999, and 2000, approximately 13%, 13% and 11%, respectively of the Company's sales were derived from its Spanish distributor. Geographic distribution of the Company's sales are summarized in the following table:

         ----------------------------------------------------------------------------------------
         Year ended December 31,                        1998            1999             2000
         Domestic sales revenue                    $ 19,017,251    $ 26,785,033     $ 34,343,299
         Sales revenue from Spain                     3,261,762       4,223,750        4,736,812
         Other international sales revenue            1,745,343       1,945,500        2,845,264
                                                  --------------  --------------   --------------
            Total Sales Revenue                    $ 24,024,356    $ 32,954,283     $ 41,925,375
                                                  ==============  ==============   ==============
         ----------------------------------------------------------------------------------------

8.       PENSION PLAN

         The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company's total contributions to this plan during 1998, 1999 and 2000 was $12,896, $56,329 and $99,951, respectively.

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

10.      COMMON SHAREHOLDERS' EQUITY

         Earnings Per Share:

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

                                1998                                    1999                              2000
                       Income        Shares                     Income      Shares                Income        Shares
                       (Numer-       (Denom-       Per          (Numer-     (Denom-      Per      (Numer-       (Denom-       Per
                        ator)        inator)      Share          ator)      inator)     Share      ator)        inator)      Share
                   --------------------------------------   ----------------------------------- ------------------------------------
Net income            $2,127,430                               $3,167,567                        $4,179,518

Basic EPS:
Net income            $2,127,430     4,905,656     $0.43       $3,167,567   4,960,220    $0.64   $4,179,518     5,060,101     $0.83
                                                  =======                               =======                              =======

Effect of dilutive
     securities:
        Stock options                   42,634                                199,103                             278,605
        Warrants                         5,206                                 18,874                              29,161

Diluted EPS:

Net income plus
assumed conversions   $2,127,430     4,953,496     $0.43       $3,167,567   5,178,197    $0.61   $4,179,518     5,367,867     $0.78
                                                  =======                               =======                              =======

         For the year ended December 31, 1998, options to purchase 376,700 shares of common stock at prices ranging from $7.50 to $9.00 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the year ended December 31, 1999, options to purchase 5,000 shares of common stock at a price of $13.06 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2000, options to purchase 79,213 shares of common stock at a price of $18.81 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1998, 1999 and 2000, and changes during the years ending on those dates is presented below:

                                             1998                            1999                           2000
                                -----------------------------   ----------------------------   -----------------------------
                                              Weighted Avg                   Weighted Avg                    Weighted Avg
                                  Options    Exercise Price       Options   Exercise Price        Options   Exercise Price
                                -----------------------------   ----------------------------   -----------------------------
Outstanding - January 1             523,720           $ 7.21       557,945           $ 7.27        567,174          $  7.89
Granted                              48,075             7.60        80,086            11.14        109,213            17.25
Exercised                            (2,500)            2.30       (29,107)            5.07        (21,856)            5.88
Expired                             (11,350)            7.08       (41,750)            7.76        (18,020)            8.13
                                ------------                    -----------                    ------------
Outstanding - December 31           557,945             7.27       567,174             7.89        636,511             9.56
                                ============                    ===========                    ============

Options exercisable                 318,601           $ 6.75       372,695           $ 7.30        473,468          $  7.99
      at year end

Weighted average fair value per share of
      options granted during the year                 $ 3.26                         $ 6.33                         $ 13.53

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

            Exercise          Options         Options        Weighted Average
           Price Range      Outstanding     Exercisable       Remaining Life
          --------------   --------------   ------------   ---------------------
        $ 3.28 - 6.67            113,292        113,292            3.48
          7.13 - 7.88             55,600         33,960            5.68
          8.00 - 8.00            210,820        196,130            5.22
          8.80 - 10.62           115,306         89,746            3.35
          11.69 - 13.06           56,780         40,340            6.29
          13.75 - 13.75            1,000                           9.33
          14.63 - 14.63            4,500                           4.42
          18.81 - 18.81           79,213                           9.95
                           --------------   ------------   ---------------------
          Total                  636,511        473,468            5.29
                           ==============   ============   =====================

Remaining non-exercisable options as of December 31, 2000 become exercisable as follows:

                   2001                         118,968
                   2002                          25,433
                   2003                          11,313
                   2004                           4,387
                   2005                           2,942
                                            ------------
                                                163,043
                                            ============

         Employee Stock Purchase Plan:

         The Company sponsors an Employee Stock Purchase Plan which allows participants to purchase shares of the Company's common stock at a fifteen percent (15%) discount via payroll deduction. This plan became effective July 1, 1999, 125,000 shares are reserved for issuance under the plan. Employees participating in this plan purchased 4,567 and 12,503 shares in the years ended December 31, 1999 and 2000, respectively.

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

         For the year ended December 31, 2000, the company granted options for 4,500 shares of the Company's common stock to non -employees with a fair value of $14.63 per share.

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1998, 1999 and 2000 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a diluted basis would have been adjusted to the pro forma amounts indicated below:

                                                       1998            1999            2000
                                                   -------------   -------------   -------------
         Net earnings             As reported      $  2,127,430    $  3,167,567    $  4,179,518
                                  Pro forma           1,700,406       2,645,565       3,563,679

         Earnings per share       As reported
                                     Basic         $       0.43    $       0.64    $       0.83
                                     Diluted               0.43            0.61            0.78

                                  Pro forma
                                     Basic         $       0.35    $       0.53    $       0.70
                                     Diluted               0.34            0.51            0.66

         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 41, 64 and 74 percent, risk-free interest rates of 5.1,
         6.2 and 5.1 percent, and expected lives of 5, 5 and 5 years.

11.      OPERATING LEASES

         In June 2000, the Company entered into an operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, to serve as the Company's Distribution Center and warehouse. The initial term of the lease is for a period of three years, commencing August 1, 2000.

         The Company maintains an operating lease with Pitney Bowes for a postage meter, with automatically renewable two-year terms.

         The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2000:

         The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2000:

            Year Ending December 31,

                     2001              $   42,147
                     2002                  41,698
                     2003                  24,234
                                      ------------
                                       $  108,079
                                      ============

12.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Following is a summary of the quarterly results of operations for the years ended December 31, 1999 and December 31, 2000. All dollar amounts are in thousands, except per share amounts:

                                                Quarter
                                 First     Second     Third     Fourth     Total
         -----------------------------------------------------------------------
         1999
         Net sales             $  7,168  $  8,816   $ 7,928   $  9,042  $ 32,954
         Gross profit             4,770     5,504     5,196      5,770    21,240
         Net income                 713       838       712        905     3,168
         Basic EPS                 0.14      0.17      0.14       0.18      0.64
         Diluted EPS               0.14      0.16      0.14       0.17      0.61

         2000
         Net sales             $ 10,305  $ 10,916   $ 9,820   $ 10,884  $ 41,925
         Gross profit             6,631     7,112     6,559      6,993    27,295
         Net income                 925     1,115       961      1,179     4,180
         Basic EPS                 0.18      0.22      0.19       0.23      0.83
         Diluted EPS               0.17      0.21      0.18       0.22      0.78
         -----------------------------------------------------------------------

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

10.55 Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57 Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun-Man(1)
10.58 Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco(1)
10.59    Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)
10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)
10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant(4)
10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)
10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)
10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)
10.65 Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)
10.66 Letter Agreement dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant (6)
10.67 Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)
10.68 Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant
21.1     Subsidiary of the Registrant(1)
23.1     Independent Auditors' Consent

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

         (1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).
         (2)  Management contract or compensation plan.
         (3) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
         (4) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
         (5) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
         (6) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(d)      Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000

                                            Balance at     Charged to
                                            Beginning      Costs and        Deductions        Balance at
                                             of Year        Expenses       (Chargeoffs)      End of Year
                                           ------------   ------------     -------------     ------------
Allowance for doubtful accounts
                                 1998        $ 161,046        $ (7,088)                         $153,958
                                 1999          153,958         178,735                           332,693
                                 2000          332,693          48,348                           381,041

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         February 16, 2001                  EXACTECH, INC.

                                            By: /s/ William Petty
                                                --------------------------------
                                                William Petty
                                                Chairman of the Board and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         February 16, 2001                  By: /s/ William Petty
                                                --------------------------------
                                                William Petty
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (principal executive officer)

         February 16, 2001                  By: /s/ Timothy J. Seese
                                                --------------------------------
                                                Timothy J. Seese
                                                President and Chief
                                                Operating Officer

         February 16, 2001                  By: /s/ Gary J. Miller
                                                --------------------------------
                                                Gary J. Miller
                                                Executive Vice President
                                                and Director

         February 16, 2001                  By: /s/ Joel C. Phillips
                                                --------------------------------
                                                Joel C. Phillips
                                                Chief Financial Officer

         February 16, 2001                  By: /s/ Albert H. Burstein
                                                --------------------------------
                                                Albert H. Burstein
                                                Director

         February 16, 2001                  By: /s/ R. Wynn Kearney, Jr.
                                                --------------------------------
                                                R. Wynn Kearney, Jr.
                                                Director

         February 16, 2001                  By: /s/ Paul E. Metts
                                                --------------------------------
                                                Paul E. Metts
                                                Director

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

   10.68 Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant

   23.1            Independent Auditors' Consent