Form 10-K405/A
period 2000-12-31
EXACTECH INC
filed 2001-04-26
CIK 913165

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   -----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 20, 2001, the number of shares of the registrant's Common Stock outstanding was 5,172,545. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of April 20, 2001 was approximately $47,868,651, based on a closing sale price of $16.75 for the Common Stock as reported on the Nasdaq National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                       and

                              CROSS REFERENCE SHEET

                                                                            Page
                                                                            ----


PART IV- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......3

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements

         The financial statements filed as part of this report are listed under
         Item 8.

(b)      Reports on Form 8-K

         None

(c)      Exhibits:


   Exhibit                           Description
------------  ------------------------------------------------------------------

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

   Exhibit                           Description
------------  ------------------------------------------------------------------

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

10.23 Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)

10.24 Consulting Agreement, dated January 1, 1993, between the Registrant and William Murray, M.D.(1)

10.25 Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(l)

10.26 Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)

   Exhibit                           Description
------------  ------------------------------------------------------------------

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

10.42 United States Patent No.5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)

10.43 United States Patent No.5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)

10.44 Assignment, dated July 28, 1990, of Locking Surgical Tool Handle System patent(1)

10.45 United States Patent No.5,263,988 for Bipolar Endoprosthesis dated November 23, 1993(1)

10.46 United States Patent No.5,152,799 for Prosthetic Femoral Stem dated October 6, 1992(1)

10.47         Assignment, dated October 31, 1991, of Femoral Stem patent(1)

   Exhibit                           Description
------------  ------------------------------------------------------------------

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

10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)

10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant(4)

10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)

10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)

10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)

10.65 Letter Agreement, dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)

10.66 Letter Agreement, dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant(6)

10.67 Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)

   Exhibit                           Description
------------  ------------------------------------------------------------------

10.68 Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(7)

21.1          Subsidiary of the Registrant(1)

23.1          Consent of Deloitte & Touche LLP(8)

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

         (1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).
         (2)      Management contract or compensation plan.
         (3) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
         (4) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
         (5) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
         (6) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
         (7) Incorporated by reference to exhibit 10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000.
         (8)      Filed herewith.

(d)      Financial Statement Schedules:

         Schedule II-Valuation and Qualifying Accounts

                                 EXACTECH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000

                                                 Balance at        Charged to
                                                 Beginning         Costs and         Deductions         Balance at
                                                  of Year           Expenses        (Chargeoffs)       End of Year
Allowance for doubtful
  accounts
                                     1998         161,046           (7,088)                              153,958
                                     1999         153,958           178,735                              332,693
                                     2000         332,693            48,348                              381,041

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2001                              EXACTECH, INC.




                                            By: /s/ William Petty
                                               ---------------------------------
                                               William Petty
                                               Chairman of the Board and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2001                              By: /s/ William Petty
                                               ---------------------------------
                                               William Petty
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (principal executive officer)

April 26, 2001                              By: /s/ Timothy J. Seese
                                               ---------------------------------
                                               Timothy J. Seese
                                               President and Chief
                                               Operating Officer

April 26, 2001                              By: /s/ Gary J. Miller
                                               ---------------------------------
                                               Gary J. Miller
                                               Vice President and Director

April 26, 2001                              By: /s/ Joel C. Phillips
                                               ---------------------------------
                                               Joel C. Phillips
                                               Chief Financial Officer

April ___, 2001                             By:
                                               ---------------------------------
                                               Albert H. Burstein
                                               Director

April ___, 2001                             By:
                                               ---------------------------------
                                               Wynn Kearney, Jr.
                                               Director

April 26, 2001                              By: /s/ Paul E. Metts
                                               ---------------------------------
                                               Paul E. Metts
                                               Director

                                 EXHIBIT INDEX
                                 -------------

   Exhibit                           Description
------------  ------------------------------------------------------------------

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

10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)

10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant(4)

10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)

10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)

10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)

10.65 Letter Agreement, dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)

10.66 Letter Agreement, dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant(6)

10.67 Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)

10.68 Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(7)

21.1          Subsidiary of the Registrant(1)

23.1          Consent of Deloitte & Touche LLP(8)

         Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

         (1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).
         (2)      Management contract or compensation plan.
         (3) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
         (4) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
         (5) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
         (6) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
         (7) Incorporated by reference to exhibit 10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2000.
         (8)      Filed herewith.