Form 10-Q
period 2001-03-31
EXACTECH INC
filed 2001-05-15
CIK 913165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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
Yes  __X__      No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                            Outstanding at May 9, 2001
    Common Stock, $.01 par value                          5,207,542

                                 EXACTECH, INC.

                                      INDEX

                                                                                          Page
                                                                                         Number
PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2000
            and March 31, 2001                                                               2

         Condensed Consolidated Statements of Income for the Three Month
            Periods Ended March 31, 2000 and 2001                                            3

         Condensed Consolidated Statement of Changes in Shareholders' Equity
            for the Three Month Period Ended March 31, 2001                                  4

         Condensed Consolidated Statements of Cash Flows for the Three Month
            Periods Ended March 31, 2000 and 2001                                            5

         Notes to Condensed Consolidated Financial Statements for the Three Month
            Periods Ended March 31, 2000 and 2001                                            6

    Item 2.  Management's Discussion and Analysis of Financial                               10
         Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      14

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                               15

    Item 2.  Changes in Securities                                                           15

    Item 3.  Defaults Upon Senior Securities                                                 15

    Item 4.  Submission of Matters to a Vote of Security Holders                             15

    Item 5.  Other Information                                                               16

    Item 6.  Exhibits and Reports on Form 8-K                                                16

    Signatures                                                                               17

Item 1. Financial Statements

                                 EXACTECH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       December 31,           March 31,
ASSETS                                                     2000                 2001
                                                       ------------         ------------
     CURRENT ASSETS:
         Cash and cash equivalents                     $    448,323         $  1,085,463
         Trade receivables, net of allowance
            of $381,041 and $397,626                      9,055,611           10,116,207
         Refundable income taxes                            156,314                 --
         Prepaid expenses and other assets, net             234,439              351,122
         Inventories                                     19,397,100           19,774,662
                                                       ------------         ------------
               Total current assets                      29,291,787           31,327,454

     PROPERTY AND EQUIPMENT:
         Land                                               462,629              462,629
         Machinery and equipment                          5,873,964            6,189,808
         Surgical instruments                             9,420,782           10,141,306
         Furniture and fixtures                             530,406              531,193
         Facilities                                       3,595,476            3,595,476
                                                       ------------         ------------
               Total property and equipment              19,883,257           20,920,412
         Accumulated depreciation                        (5,900,006)          (6,463,639)
                                                       ------------         ------------
               Net property and equipment                13,983,251           14,456,773

     OTHER ASSETS:
         Product licenses and designs, net                  305,195              290,920
         Deferred financing costs, net                      121,221              107,162
         Investment in joint venture                           --                 14,046
         Advances and deposits                              143,646              143,626
         Patents and trademarks, net                        522,064              535,453
                                                       ------------         ------------
               Total other assets                         1,092,126            1,091,207
                                                       ------------         ------------
TOTAL ASSETS                                           $ 44,367,164         $ 46,875,434
                                                       ============         ============
LIABILITIES AND EQUITY
     CURRENT LIABILITIES:
         Accounts payable                              $  3,223,295         $  2,515,867
         Income taxes payable                                  --                363,844
         Line of credit                                   3,614,449            4,699,731
         Current portion of long-term debt                  300,000              300,000
         Commissions payable                                565,377              651,830
         Royalties payable                                  399,973              447,121
         Other liabilities                                   89,772              118,384
                                                       ------------         ------------
               Total current liabilities                  8,192,866            9,096,777

     DEFERRED INCOME TAXES                                1,238,620            1,210,177
     LONG-TERM DEBT, NET OF CURRENT PORTION               3,300,000            3,300,000
                                                       ------------         ------------
               Total liabilities                         12,731,486           13,606,954

     COMMON SHAREHOLDERS' EQUITY:
         Common stock                                        51,018               51,645
         Additional paid-in capital                      16,818,568           17,402,564
         Retained earnings                               14,766,092           15,814,271
                                                       ------------         ------------
               Total shareholders' equity                31,635,678           33,268,480
                                                       ------------         ------------
     TOTAL LIABILITIES AND EQUITY                      $ 44,367,164         $ 46,875,434
                                                       ============         ============

     See notes to condensed consolidated financial statements

                                EXACHTECH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Month Periods
                                                      Ended March 31,
                                                  2000                 2001
                                             ------------         ------------
NET SALES                                    $ 10,304,541         $ 11,545,620

COST OF GOODS SOLD                              3,673,159            4,051,566
                                             ------------         ------------
      Gross profit                              6,631,382            7,494,054

OPERATING EXPENSES:
  Sales and marketing                           2,885,422            3,177,818
  General and administrative                      890,034              917,812
  Research and development                        472,988              533,579
  Depreciation and amortization                   487,915              631,595
  Royalties                                       404,630              427,760
                                             ------------         ------------
      Total operating expenses                  5,140,989            5,688,564
                                             ------------         ------------
INCOME FROM OPERATIONS                          1,490,393            1,805,490

OTHER INCOME (EXPENSE):
  Interest income                                  23,126                9,152
  Interest expense                                (55,584)            (144,215)
  Loss on disposal of assets                         --                (21,271)
  Equity in net loss of joint venture                --                (35,954)
                                             ------------         ------------
INCOME BEFORE INCOME TAXES                      1,457,935            1,613,202

PROVISION FOR INCOME TAXES                        533,197              565,023
                                             ------------         ------------
NET INCOME                                   $    924,738         $  1,048,179
                                             ============         ============
BASIC EARNINGS PER SHARE                     $       0.18         $       0.20
                                             ============         ============
DILUTED EARNINGS PER SHARE                   $       0.17         $       0.19
                                             ============         ============

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                             Additional                          Total
                                         Common Stock          Paid-In         Retained      Shareholders'
                                      Shares      Amount       Capital         Earnings         Equity

Balance, December 31, 2000           5,101,848   $ 51,018    $ 16,818,568    $ 14,766,092    $ 31,635,678

  Issuance of common stock                 883          9          15,991                          16,000
  Exercise of stock options             47,150        472         394,868                         395,340
  Exercise of warrants                  12,205        122         136,574                         136,696
  Issuance of common stock
     under the Company's
     Employee Stock Purchase Plan        2,381         24          34,382                          34,406
  Compensation benefit of
     non-qualified stock options                                    2,181                           2,181
  Net income                                                                    1,048,179       1,048,179
                                     ---------   --------    ------------    ------------    ------------
Balance, March 31, 2001              5,164,467   $ 51,645    $ 17,402,564    $ 15,814,271    $ 33,268,480
                                     =========   ========    ============    ============    ============

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Month Periods Ended March 31,
                                                              2000               2001
                                                          -----------         -----------
OPERATING ACTIVITIES:
  Net income                                              $   924,738         $ 1,048,179
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             522,441             669,705
    Loss on disposal of equipment                              15,830              21,271
    Equity in net loss of subsidiary                             --                35,954
    Deferred income taxes                                      58,614             (28,443)
    Increase in trade receivables                            (600,176)         (1,060,596)
    Increase in prepaids and other assets                    (204,211)           (102,604)
    Increase in inventories                                (2,301,777)           (377,562)
    Increase (decrease) in accounts payable                 2,063,678            (707,428)
    Increase in income taxes payable                          317,790             520,158
    Increase in other liabilities                             241,078             162,213
                                                          -----------         -----------
      Net cash provided by operating activities             1,038,005             180,847
                                                          -----------         -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                      (1,031,350)         (1,133,962)
  Investment in joint venture                                    --               (50,000)
  Cost of patents and trademarks                                 --               (29,650)
                                                          -----------         -----------
      Net cash used in investing activities                (1,031,350)         (1,213,612)
                                                          -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from borrowing on line of credit                      --             1,085,282
  Proceeds from issuance of common stock                      441,509             584,623
                                                          -----------         -----------
      Net cash provided by financing activities               441,509           1,669,905
                                                          -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     448,164             637,140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,641,071             448,323
                                                          -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,089,235         $ 1,085,463
                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                              $    55,584         $    33,655
    Income taxes                                              156,951             134,907

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 2001
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2000 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

         All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.       INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2000 and March 31, 2001:

                           2000               2001

Raw materials          $ 3,377,106        $ 2,938,272
Work in process            311,232            483,688
Finished goods          15,708,762         16,352,702
                       -----------        -----------
                       $19,397,100        $19,774,662
                       ===========        ===========

4.       DEBT

Long-term debt:                                                   December 31,         March 31,
                                                                     2000                2001
                                                                  ------------        -----------
Industrial Revenue Bond note payable in annual                    $ 3,600,000         $ 3,600,000
principal installments as follows:  $300,000 per year from
2001-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (3.55% as of
March 31, 2001); proceeds used to finance construction
of current facility
                                                                  -----------         -----------
     Total long-term debt                                           3,600,000           3,600,000
     Less current portion                                            (300,000)           (300,000)
                                                                  -----------         -----------
                                                                  $ 3,300,000         $ 3,300,000
                                                                  ===========         ===========

The following is a schedule of debt maturities as of March 31, 2001:

                                                            Long-Term
                                                               Debt
                                                          -----------
2001                                                      $   300,000
2002                                                          300,000
2003                                                          300,000
2004                                                          300,000
2005                                                          300,000
Thereafter                                                  2,100,000
                                                          -----------
     Total                                                $ 3,600,000
                                                          ===========

5.       COMMITMENTS AND CONTIGENCIES

         The Company, in the normal course of business, is subject to claims and litigation in the areas of product and general liability.

         On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff was seeking an unspecified monetary award and damages in an amount to be determined at trial. The case remains in the preliminary stages, and is currently being defended by the Company's insurance carrier, under a general reservation of rights. The Company is unable to predict the ultimate outcome or the financial impact on financial condition or results of operations of this or future actions related to the device that was subject to recall during 1997 and 1998.

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

                                                                (in thousands)
                                      -------------------------------------------------------------------
                                                                     Tissue
                                        Knee           Hip          Services        Other          Total
---------------------------------------------------------------------------------------------------------
Three months ended March 31,
2000
Net sales                             $ 7,017        $ 1,724        $ 1,396        $   168        $10,305
Segment profit from operations            939            260            231             60          1,490

2001
Net sales                             $ 7,266        $ 2,583        $ 1,420        $   277        $11,546
Segment profit from operations          1,020            401            277            107          1,805

---------------------------------------------------------------------------------------------------------

         Total assets not identified with a specific segment (in thousands of dollars) were $16,883 at December 31, 2000 and $18,769 at March 31, 2001. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Segment assets are summarized in the following table.

                                                                (in thousands)
                                      -------------------------------------------------------------------
                                                                     Tissue
                                        Knee           Hip          Services        Other          Total
---------------------------------------------------------------------------------------------------------
December 31, 2000
Total assets, net                     $17,114        $ 8,468        $ 1,228        $   674        $27,484

March 31, 2001
Total assets, net                     $17,112        $ 9,429        $   970        $   595        $28,106

---------------------------------------------------------------------------------------------------------

         Geographic distribution of sales is summarized in the following table.

-------------------------------------------------------------------------------
Three monthes ended March 31,                     2000              2001
Domestic sales revenue                        $  8,248,418     $  9,419,544
Sales revenue from Spain                         1,527,200        1,078,224
Other international sales revenue                  528,923        1,047,852
                                              -------------    -------------
   Total Sales Revenue                        $ 10,304,541     $ 11,545,620
                                              =============    =============

--------------------------------------------------------------------------------

7.       SHAREHOLDERS' EQUITY

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                        Three Months Ended                     Three Months Ended
                                          March 31, 2000                         March 31, 2001
                                 Income       Shares                    Income        Shares
                                (Numer-      (Denom-      Per          (Numer-        (Denom-      Per
                                 ator)       inator)     Share          ator)         inator)     Share
                              -----------------------------------   --------------------------------------
Net income                     $924,738                              $1,048,179

Basic EPS:
Net income available to
common shareholders            $924,738     5,020,696    $0.18       $1,048,179      5,123,382    $0.20
                                                         =====                                    =====
Effect of dilutive
     securities:
        Stock options                         261,258                                  267,881
        Warrants                               28,252                                   24,120

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions       $924,738     5,310,206    $0.17       $1,048,179      5,415,383    $0.19
                                                         =====                                    =====

         For the three months ended March 31, 2000, there were 586,174 options to purchase shares of common stock at prices ranging from $3.28 to $13.06 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares.

         For the three months ended March 31, 2001, there were 587,566 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. There were 79,213 options at an exercise price of $18.81 per share excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak(R) knee system in 1995 and through 1998, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(R), a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch(R) hip systems with the release of the AcuMatch(R) A-Series, C-Series, P-Series and M-Series. During the first quarter of 2001, the Company expanded the distribution of a line of trauma implant products under a distribution agreement with aaP Implants, Inc., and has begun distribution of Cemex(R), a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits although hip, biologic, trauma and cement products are becoming an increasingly important part of the Company's product lines.

         The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                    SALES SUMMARY BY PRODUCT LINE ($1,000'S)

                                                                    Three Months Ended
                                          -----------------------------------------------------------------------
                                                   March 31, 2000                         March 31, 2001
                                           Units         $            %           Units          $           %
                                           -----         -            -           -----          -           -
Hip Products
      Cemented                             1,552         759         7.4%         2,216          998        8.7%
      Porous Coated                        1,838         712         6.9%         2,227          948        8.2%
      Bipolar Prosthesis                     267         132         1.3%           371          178        1.5%
      Revision                                76         111         1.1%           422          328        2.9%
                                          --------------------------------  -------------------------------------
Total Hip Products                         3,733       1,714        16.7%         5,236        2,452       21.3%

Knee Products
      Cemented Cruciate Sparing            5,432       2,370        23.0%         5,948        2,727       23.6%
      Cemented Posterior Stabilized        3,681       2,384        23.1%         4,064        2,602       22.5%
      Porous Coated                          559         719         7.0%           464          590        5.1%
      Revision                             2,692       1,187        11.5%         2,202          999        8.7%
                                          --------------------------------  -------------------------------------
Total Knee Products                       12,364       6,660        64.6%        12,678        6,918       59.9%

Instrument Sales and Rental                              372         3.6%                        498        4.3%
Tissue Services                                        1,396        13.6%                      1,420       12.3%
Acudriver                                                 55         0.5%                         71        0.6%
Miscellaneous                                            108         1.0%                        187        1.6%
                                                 -------------------------              -------------------------
Total                                                 10,305       100.0%                     11,546      100.0%
                                                 =========================              =========================

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net sales increased by $1,241,079, or 12%, to $11,545,620 in the quarter ended March 31, 2001, from $10,304,541 in the quarter ended March 31, 2000. The Company experienced increases in net sales, both in terms of units and dollars, in all product lines. Sales of knee implant products increased by 3% on a unit basis and by 4% on a dollar basis from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Domestically, sales of knee implants increased 9% in the quarter ended March 31, 2001 from the comparable quarter ended March 31, 2000, while internationally, sales of knee implant products decreased 12% over the same time period. This decrease internationally was primarily the result of a strong U.S. Dollar as compared to overseas currencies. Sales of hip implant products increased by 40% on a unit basis and by 43% on a dollar basis from the quarter ended March 31, 2000, to the quarter ended March 31, 2001. Domestic sales of hip implants increased 36% in the quarter ended March 31, 2001, from the quarter ended March 31, 2000. Hip implant sales to international distributors increased 110% in the quarter ended March 31, 2001, from the same quarter in 2000. The increases in hip implant sales have been driven by the ongoing release of new components in the Company's AcuMatch(R) Hip System. Revenue from providing Opteform(R) tissue services increased by 2% from the quarter ended March 31, 2000, to the quarter ended March 31, 2001. Overall, domestic sales increased 14% to $9,419,544 in the quarter ended March 31, 2001, from $8,248,418 in the quarter ended March 31, 2000. International sales grew 3% to $2,126,076 in the quarter ended March 31, 2001, from $2,056,123 in the quarter ended March 31, 2000, and comprised 18% of the Company's total sales as compared to 20% in the quarter ended March 31, 2000. This decrease in international sales revenue, as a percent of total sales, resulted from the growth in domestic sales, which outpaced the quarter over quarter growth in international sales, again, due in large part to discounts offered in association with exchange rate pressures in Europe.

         Gross profit increased by $862,672, or 13%, to $7,494,054 in the quarter ended March 31, 2001, from $6,631,382 in the quarter ended March 31, 2000, primarily as a result of an increase in total sales. As a percentage of sales, gross profit increased to 64.9% in the quarter ended March 31, 2001, from 64.4% in the quarter ended March 31, 2000. The increase in the gross profit margin was primarily the result of an increase, as a percentage of total revenue, in domestic sales as compared to international sales. Typically, selling prices to international distributors result in a lower gross profit margin as compared to domestic implant sales.

         Total operating expenses increased by $547,575, or 11%, to $5,688,564 in the quarter ended March 31, 2001, from $5,140,989 in the quarter ended March 31, 2000. Sales and marketing expenses, the largest component of total operating expenses, increased by $292,396, or 10%, to $3,177,818 in the quarter ended March 31, 2001, from $2,885,422 in the quarter ended March 31, 2000. As a percentage of sales, total sales and marketing expenses decreased slightly to 27.5% from 28.0% in the quarters ended March 31, 2001 and March 31, 2000, respectively. This decrease, as a percent of total sales, was primarily the result of efforts to efficiently utilize marketing resources which resulted in lower total expenditures for meetings and promotions. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

         General and administrative expenses increased by $27,778, or 3%, to $917,812 in the quarter ended March 31, 2001, from $890,034 in the quarter ended March 31, 2000. This slight increase primarily resulted from expected increases in expenditures that were offset by a reduction in legal costs in the quarter ended March 31, 2001 as compared to the same quarter ended March 31, 2000. As a percentage of sales, general and administrative expenses decreased to 7.9% in the quarter ended March 31, 2001, as compared to 8.6% in the quarter ended March 31, 2000.

         Research and development expenses increased by $60,591, or 13%, to $533,579 in the quarter ended March 31, 2001, from $472,988 in the quarter ended March 31, 2000, primarily as a result of continuing development efforts associated with the Company's new hip products. As a percentage of sales, research and development expenses remained constant at 4.6% in the quarters ended March 31, 2001 and 2000, as the Company has continued its commitment to invest in new products and technologies.

         Depreciation and amortization increased by $143,680, or 29%, to $631,595 in the quarter ended March 31, 2001, from $487,915 in the quarter ended March 31, 2000, primarily as a result of the increased investment in surgical instrumentation to support new product launches. During the quarter ended March 31, 2001, $825,290 of such equipment was placed in service, resulting in the increase in depreciation expense.

         Royalty expenses increased by $23,130, or 6%, to $427,760 in the quarter ended March 31, 2001, from $404,630 in the quarter ended March 31, 2000. As a percent of total sales, royalty expenses decreased to 3.7% in the quarter ended March 31, 2001, from 3.9% in the quarter ended March 31, 2000. This decrease in royalty expense, as a percent of sales, is primarily the result of the increase, as a percent of total sales revenue, in sales of hip implants, which have lower royalty rates, as compared to royalties on sales of knee implants.

         The Company's income from operations increased by $315,097, or 21%, to $1,805,490 in the quarter ended March 31, 2001, from $1,490,393 in the quarter ended March 31, 2000. The increase was primarily a result of increases in sales revenue and gross margin outpacing the increases in operating expenses.

         The Company incurred net interest expense of $135,063 in the quarter ended March 31, 2001, as compared to $32,458 in the quarter ended March 31, 2000. The increase in net interest expense was primarily the result of interest incurred on borrowings under the Company's existing line of credit. Interest expense for the quarter ended March 31, 2001 of $144,215 was partially offset by $9,152 of interest income. In the quarter ended March 31, 2001, the Company incurred a loss on the disposal of property and equipment of $21,271.

         During the quarter ended March 31, 2001, the Company invested in a joint venture, Exactech Asia Limited Co., to market the Company's products in the People's Republic of China and the Republic of China (Taiwan). This investment is accounted for using the equity method. The Company's share of the net loss for the quarter ended March 31, 2001 totaled $35,954.

         Income before provision for income taxes increased by $155,267, or 11%, to $1,613,202 in the quarter ended March 31, 2001, from $1,457,935 in the quarter ended March 31, 2000. The provision for income taxes was $565,023 in the quarter ended March 31, 2001, compared to $533,197 in the quarter ended March 31, 2000. The effective tax rate for the quarter ended March 31, 2001 was 35.0% as compared to 36.6% in the quarter ended March 31, 2000. The reduction in the effective rate was primarily the result of a favorable adjustment of the prior year's income tax provision to the actual 2000 tax returns of $44,702.

         As a result, the Company realized net income of $1,048,179 for the quarter ended March 31, 2001, as compared to $924,738 for the quarter ended March 31, 2000, an increase of 13%. As a percent of sales, net income remained constant at 9% for the quarters ended March 31, 2000 and 2001. Earnings per share on a diluted basis were $0.19 for the quarter ended March 31, 2001 as compared to $0.17 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At March 31, 2001, the Company had working capital of $22,230,677 compared to $21,098,921 at December 31, 2000. The increase in working capital is primarily the result of an increase in cash and accounts receivable resulting from increases in sales. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 2001 increased to $1,085,463 from $448,323 at December 31, 2000. The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and WIP inventory) and 25% of inventory on consignment or $6,000,000. The credit line was extended in January 2001 to increase the available limit to $12,000,000, expiring June 30, 2002. As of March 31, 2001, there was $4,699,731 outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

         Operating activities provided net cash of $180,847 in the three months ended March 31, 2001, as compared to $1,038,005 in the three months ended March 31, 2000. The primary reason for the change was a decrease in accounts payable of $707,248 in the three months ended March 31, 2001, as compared to an increase of $2,063,678 in the three months ended March 31, 2000. Cash required by an increase in trade receivables was $1,060,596 in the three months ended March 31, 2001, as compared to $600,176 in the same three months ended March 31, 2000. Cash used by an increase in inventory was $377,562 in the three months ended March 31, 2001, compared with $2,301,777 in the three months ended March 31, 2000.

Investing Activities

         The Company used net cash in investing activities of $1,213,612 in the three months ended March 31, 2001, primarily for the purchase of property and equipment, as compared to $1,031,350 in the three months ended March 31, 2000, exclusively for the purchase of property and equipment.

Financing Activities

         Financing activities for the three months ended March 31, 2001 provided net cash of $1,669,905 as compared to $441,509 in the three months ended March 31, 2000. During the three months ended March 31, 2001, borrowing under the credit facility with Merrill Lynch provided net cash of $1,085,282, while proceeds from the exercise of stock options and warrants provided net cash of $584,623. During the three months ended March 31, 2000, net cash provided from financing activities came exclusively from proceeds from the exercise of stock options and warrants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred. The Company invoices and receives payment from international distributors in U. S. Dollars and is not subject to risk associated with foreign currency exchange rates.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of March 31, 2001.

                                           2001             2002           2003            2004          Thereafter          Total
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
     at variable interest rate         $ 1,085,000                                                                       $ 1,085,000
Weighted average interest rate                4.3%

Liabilities

Line of credit at variable
     interest rate                     $ 4,699,731                                                                       $ 4,699,731
Weighted average interest rate                7.7%

Industrial Revenue Bond at
     variable interest rate            $   300,000      $  300,000      $  300,000      $  300,000      $ 2,400,000      $ 3,600,000
Weighted average interest rate                3.4%

------------------------------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         The Company, in the normal course of business, is subject to claims and litigation in the areas of product and general liability.

         On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff was seeking an unspecified monetary award and damages in an amount to be determined at trial. The case remains in the preliminary stages, and is currently being defended by the Company's insurance carrier, under a general reservation of rights. The Company is unable to predict the ultimate outcome or the financial impact on financial condition or results of operations of this or future actions related to the device that was subject to recall during 1997 and 1998.

         The Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future.

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 20, 2001.

         b)       Not applicable because

                  (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

                  (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated March 20, 2001, and

                  (iii)    All such nominees were elected.

         c) The matters voted on at the Meeting consisted of the following:

                  (i) The election of six members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee, as well as the number of abstentions and broker non-votes with respect to such nominee, are set forth below:

                           -----------------------------------------------------
                           Director                         For          Against
                           -----------------------------------------------------
                           William Petty                 4,621,707        1,950
                           -----------------------------------------------------
                           Timothy J. Seese              4,621,807        1,850
                           -----------------------------------------------------
                           Gary J. Miller                4,622,007        1,650
                           -----------------------------------------------------
                           Albert Burstein               4,622,007        1,650
                           -----------------------------------------------------
                           R. Wynn Kearney, Jr.          4,622,007        1,650
                           -----------------------------------------------------
                           Paul E. Metts                 4,621,747        1,910
                           -----------------------------------------------------

                  (ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001. 4,616,492 shares were voted in favor of such proposal, 3,375 shares were voted against the proposal and 3,790 votes abstained from voting on the proposal. There were 0 shares broker non-votes with respect to such proposal.

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits:

         Exhibit   Description
         -------   -----------

          10.69 Letter Agreement dated March 2, 2001, between Merrill Lynch Business Financial Services Inc. and the Registrant

      b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Exactech, Inc.

Date: May 9, 2001                 By:      /s/ Timothy J. Seese
                                           -----------------------------------
                                           Timothy J. Seese
                                           President and Chief
                                           Operating Officer

Date: May 9, 2001                 By:      /s/ Joel C. Phillips
                                           -----------------------------------
                                           Joel C. Phillips
                                           Treasurer and Chief
                                           Financial Officer

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------

 10.69 Letter Agreement dated March 2, 2001, between Merrill Lynch Business Financial Services Inc. and the Registrant