Form 10-Q
period 2001-06-30
EXACTECH INC
filed 2001-08-14
CIK 913165

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
            EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001

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
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                        Outstanding at August 10, 2001
     Common Stock, $.01 par value                     5,297,783

                                EXACTECH, INC.

                                     INDEX

                                                                                          Page
                                                                                         Number

PART 1.    FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of                                       2
           December 31, 2000 and June 30, 2001

         Condensed Consolidated Statements of Income for the Three and                     3
           Six Month Periods Ended June 30, 2000 and June 30, 2001

         Condensed Consolidated Statement of Changes in Shareholders' Equity               4
           for the Six Month Period Ended June 30, 2001

         Condensed Consolidated Statements of Cash Flows for the Six Month                 5
           Periods Ended June 30, 2000 and June 30, 2001

         Notes to Condensed Consolidated Financial Statements for the Three                6
           and Six Month Periods Ended June 30, 2000 and June 30, 2001


    Item 2.  Management's Discussion and Analysis of Financial                            11
         Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   16


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                            17

    Item 2.  Changes in Securities                                                        17

    Item 3.  Defaults Upon Senior Securities                                              17

    Item 4.  Submission of Matters to a Vote of Security Holders                          17

    Item 5.  Other Information                                                            17

    Item 6.  Exhibits and Reports on Form 8-K                                             17

    Signatures                                                                            18

Item 1.  Financial Statements

                                EXACTECH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       December 31,   June 30,
ASSETS                                                    2000         2001
                                                      -----------  -----------
     CURRENT ASSETS:
          Cash and cash equivalents                   $   448,323  $   551,979
          Trade receivables, net of allowance
             of $381,041 and $386,704                   9,055,611   10,980,625
          Refundable income taxes                         156,314      421,524
          Prepaid expenses and other assets               234,439      524,737
          Inventories                                  19,397,100   19,952,502
                                                      -----------  -----------
                 Total current assets                  29,291,787   32,431,367

     PROPERTY AND EQUIPMENT:
          Land                                            462,629      462,629
          Machinery and equipment                       5,873,964    6,512,104
          Surgical instruments                          9,420,782   10,816,076
          Furniture and fixtures                          530,406      535,544
          Facilities                                    3,595,476    3,595,476
                                                      -----------  -----------
                 Total                                 19,883,257   21,921,829
          Accumulated depreciation                     (5,900,006)  (7,118,096)
                                                      -----------  -----------
                 Net property and equipment            13,983,251   14,803,733

     OTHER ASSETS:
          Product licenses and designs, net               305,195      301,646
          Deferred financing costs, net                   121,221       94,721
          Investment in joint venture                           -       65,573
          Advances and deposits                           143,646      143,586
          Patents and trademarks, net                     522,064      519,191
                                                      -----------  -----------
                 Total other assets                     1,092,126    1,124,717

                                                      -----------  -----------
TOTAL ASSETS                                          $44,367,164  $48,359,817
                                                      ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Accounts payable                            $ 3,223,295  $ 3,215,245
          Line of credit                                3,614,449    3,270,307
          Current portion of long-term debt               300,000      300,000
          Commissions payable                             565,377      716,191
          Royalties payable                               399,973      459,922
          Other liabilities                                89,772      619,641
                                                      -----------  -----------
                 Total current liabilities              8,192,866    8,581,306

     DEFERRED INCOME TAXES                              1,238,620    1,389,965
     LONG-TERM DEBT, NET OF CURRENT PORTION             3,300,000    3,300,000
                                                      -----------  -----------
                 Total liabilities                     12,731,486   13,271,271

     SHAREHOLDERS' EQUITY:
          Common stock                                     51,018       52,937
          Additional paid-in capital                   16,818,568   18,851,313
          Retained earnings                            14,766,092   16,184,296
                                                      -----------  -----------
                 Total shareholders' equity            31,635,678   35,088,546

                                                      -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $44,367,164  $48,359,817
                                                      ===========  ===========

See notes to condensed consolidated financial statements

                                 EXACTECH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Month Period          Six Month Period
                                                     Ended June 30,            Ended June 30,
                                                   2000         2001         2000         2001
                                                -----------  ----------   ----------  ----------
    NET SALES                                   $10,915,741 $11,801,970  $21,220,282  $23,347,590

    COST OF GOODS SOLD                            3,803,997   4,248,709    7,477,156    8,300,275
                                                ----------- -----------  -----------  -----------

                Gross profit                      7,111,744   7,553,261   13,743,126   15,047,315

    OPERATING EXPENSES:
        Sales and marketing                       2,762,427   3,506,926    5,647,849    6,684,744
        General and administrative                  867,445   1,589,209    1,757,479    2,507,021
        Research and development                    563,965     608,092    1,036,953    1,141,671
        Depreciation and amortization               545,070     649,678    1,032,985    1,281,273
        Royalties                                   472,072     456,858      876,702      884,618
                                                ----------- -----------  -----------  -----------
                Total operating expenses          5,210,979   6,810,763   10,351,968   12,499,327
                                                ----------- -----------  -----------  -----------

    INCOME FROM OPERATIONS                        1,900,765     742,498    3,391,158    2,547,988

    OTHER INCOME (EXPENSE):
        Interest income                              13,921      14,412       37,047       23,564
        Interest expense                            (71,258)   (123,596)    (126,842)    (267,811)
        Loss on disposal of assets                        -      (1,785)           -      (23,056)
        Equity in net loss of joint venture               -     (44,046)           -      (80,000)
                                                ----------- -----------  -----------  -----------
                Total other income (expense)        (57,337)   (155,015)     (89,795)    (347,303)

    INCOME BEFORE INCOME TAXES                    1,843,428     587,483    3,301,363    2,200,685

    PROVISION FOR INCOME TAXES                      728,154     217,458    1,261,351      782,481
                                                ----------- -----------  -----------  -----------
    NET INCOME                                  $ 1,115,274 $   370,025  $ 2,040,012  $ 1,418,204
                                                =========== ===========  ===========  ===========

    BASIC EARNINGS PER SHARE                    $      0.22 $      0.07  $      0.40  $      0.27
                                                =========== ===========  ===========  ===========

    DILUTED EARNINGS PER SHARE                  $      0.21 $      0.07  $      0.38  $      0.26
                                                =========== ===========  ===========  ===========




    See notes to condensed consolidated financial statements

                                EXACTECH, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                Additional                    Total
                                              Common Stock       Paid-In      Retained     Shareholders'
                                          Shares      Amount     Capital      Earnings       Equity
                                          ------      ------     -------      --------       ------
Balance, December 31, 2000              5,101,848   $ 51,018   $ 16,818,568   $ 14,766,092   $ 31,635,678

     Issuance of common stock                 883          9         15,991                        16,000
     Exercise of stock options            112,194      1,122        891,096                       892,218
     Exercise of warrants                  72,737        727        813,927                       814,654
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan        6,041         61         68,878                        68,939
     Compensation benefit of
        non-qualified stock options                                   4,362                         4,362
     Tax benefit from exercise
        of stock options                                            238,491                       238,491
     Net income                                                                  1,418,204      1,418,204
                                       ----------   --------   ------------   ------------   ------------
Balance, June 30, 2001                  5,293,703   $ 52,937   $ 18,851,313   $ 16,184,296   $ 35,088,546
                                       ==========   ========   ============   ============   ============


See notes to condensed consolidated financial statements

                                EXACTECH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six Month Period Ended June 30,
                                                                         2000               2001
                                                                      -----------      -----------
OPERATING ACTIVITIES:
      Net income                                                      $ 2,040,012     $  1,418,204
      Adjustments to reconcile net income to net
           cash (used in) provided by operating activities:
           Depreciation and amortization                                1,100,998        1,373,272
           Loss on disposal of assets                                      23,377           23,056
           Deferred income taxes                                          175,852          151,345
           Increase in trade receivables                               (1,340,073)      (1,925,014)
           Increase in inventories                                     (4,406,289)        (555,402)
           Increase in prepaids and other assets                         (174,543)        (263,738)
           Decrease (increase) in refundable income taxes                  75,230         (265,210)
           Increase (decrease) in accounts payable                      2,014,070           (8,050)
           Increase in other liabilities                                  399,964          740,632
                                                                      -----------     ------------
                Net cash (used in) provided by operating activities       (91,402)         689,095
                                                                      -----------     ------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                              (2,796,506)      (2,155,738)
      Investment in joint venture                                               -          (65,573)
      Purchase of product licenses and designs                                  -          (25,000)
      Cost of patents and trademarks                                      (14,162)         (29,650)
                                                                      -----------     ------------
                Net cash used in investing activities                  (2,810,668)      (2,275,961)
                                                                      -----------     ------------

FINANCING ACTIVITIES:
      Payments on line of credit                                                -       (1,500,000)
      Proceeds from borrowing on line of credit                           998,059        1,155,858
      Proceeds from issuance of common stock                              597,630        2,034,664
                                                                      -----------     ------------
                Net cash provided by financing activities               1,595,689        1,690,522
                                                                      -----------     ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,306,381)         103,656

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                         1,641,071          448,323
                                                                      -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   334,690     $    551,979
                                                                      ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest                                                   $   126,843     $     69,495
           Income taxes                                                 1,018,056          813,145





See notes to condensed consolidated financial statements

                                EXACTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                                  (Unaudited)

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

         All adjustments of a normal recurring nature, which in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.   INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2000 and June 30, 2001:

               ---------------------------------------------

                                      2000           2001

               Raw materials     $  3,377,106   $  3,414,255
               Work in process        311,232        288,688
               Finished goods      15,708,762     16,249,559
                                 ------------   ------------
                                 $ 19,397,100   $ 19,952,502
                                 ============   ============

               ---------------------------------------------

4.   DEBT

Long-term debt:                                                        December 31,         June 30
                                                                          2000                2001
                                                                      -------------       ------------
Industrial Revenue Bond note payable in annual                         $ 3,600,000          $3,600,000
principal installments as follows:  $300,000 per year from
2001-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (2.80% as of
June 30, 2001); proceeds used to finance construction
of current facility

                                                                      -------------       ------------
     Total long-term debt                                                3,600,000           3,600,000
     Less current portion                                                 (300,000)           (300,000)
                                                                      -------------       ------------
                                                                       $ 3,300,000          $3,300,000
                                                                      =============       ============

The following is a schedule of debt maturities as of June 30, 2001:

                                                                         Long-Term
                                                                           Debt
                                                                       ------------
2001.................................................................  $   300,000
2002.................................................................      300,000
2003.................................................................      300,000
2004.................................................................      300,000
2005.................................................................      300,000
Thereafter...........................................................    2,100,000
                                                                       ------------
     Total...........................................................  $ 3,600,000
                                                                       ============

5.   COMMITMENTS AND CONTINGENCIES

     The Company, in the normal course of business, is from time to time subject to claims and litigation, primarily in the areas of product and general liability. The Company believes that the outcomes of such legal actions and proceedings will not have a material adverse effect on the Company.

     On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in preliminary stages and was being defended by the Company's insurance carrier, under a general reservation of rights. On June 14, 2001, the carrier denied coverage under the Company's product liability insurance policy. The Company maintains that the case should be covered by the products liability policy with that carrier and is involved in ongoing negotiations with the insurer to resolve the coverage issue. However, there can be no assurances that the Company will be able to reach agreement with the insurance company on the disputed coverage. In the event that the Company is unable to reach agreement with the insurance company, the Company will consider its remedies against the insurer. On May 8, 2001, a complaint was filed against the Company alleging negligence and the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial.

     The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel is expected to render its decision in October or November of 2001. The Company expects that a second hearing as to damages will be held following the decision of the panel regarding liability.

     Based on the facts known at this time, the Company has provided for reserves for the independent resolution of these matters. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any litigation related to these devices, that were subject to recall during 1997 and 1998, in the future.

     The Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future.

6.   SEGMENT INFORMATION

     Segment information is reported by the major product lines of the Company: knee implants, hip implants, and tissue services. The "other" category is for minor sales categories, such as trauma implants, bone cement, instrument rental fees and shipping charges. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

     Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                           (in thousands)
                                          --------------------------------------------
                                                              Tissue
                                             Knee      Hip   Services   Other    Total
      --------------------------------------------------------------------------------
      Three months ended June 30,
       2000
      Net Sales                          $  7,423  $ 1,889   $ 1,420   $ 184  $10,916
      Segment profit from operations        1,150      328       347      76    1,901

       2001
      Net Sales                          $  7,421  $ 2,731   $ 1,291   $ 359  $11,802
      Segment profit from operations          240      253       160      90      743

      Six months ended June 30,
       2000
      Net Sales                          $ 14,440  $ 3,613   $ 2,816   $ 351  $21,220
      Segment profit from operations        2,089      588       578     136    3,391

       2001
      Net Sales                          $ 14,687  $ 5,314   $ 2,711   $ 636  $23,348
      Segment profit from operations        1,260      654       437     197    2,548
      --------------------------------------------------------------------------------


     Total assets not identified with a specific segment (in thousands of dollars) were $16,883 at December 31, 2000 and $20,250 at June 30, 2001. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

     Segment assets are summarized in the following table:

                                                  (in thousands)
                             ---------------------------------------------------
                                                     Tissue
                               Knee        Hip      Services   Other     Total
      --------------------------------------------------------------------------
      December 31, 2000
      Total assets, net      $ 17,114    $ 8,468    $ 1,228    $ 674   $ 27,484

      June 30, 2001
      Total assets, net      $ 16,912    $ 9,594      $ 853    $ 751   $ 28,110

      --------------------------------------------------------------------------

       Geographic distribution of sales are summarized in the following table:

            --------------------------------------------------------------------
            Three months ended June 30,             2000                  2001

            Domestic sales revenue              $ 8,704,853         $ 9,319,573
            Sales revenue from Spain              1,504,573           1,226,880
            Other international sales revenue       706,315           1,255,517

           ---------------------------------------------------------------------
            Six months ended June 30,               2000                  2001
            Domestic sales revenue              $16,953,271         $18,739,117
            Sales revenue from Spain              3,031,774           2,305,104
            Other international sales revenue     1,235,237           2,303,369

           ---------------------------------------------------------------------



7.     SHAREHOLDERS' EQUITY

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                       Income           Shares          Per              Income           Shares          Per
                                     (Numerator)     (Denominator)     Share           (Numerator)     (Denominator)     Share
                                   ----------------------------------------------------------------------------------------------

                                         Three Months Ended June 30, 2000                  Three Months Ended June 30, 2001
                                   ---------------------------------------------     --------------------------------------------
Net income                         $ 1,115,274                                           $   370,025

Basic EPS:
Net income available to
common shareholders                $ 1,115,274             5,058,745     $ 0.22          $   370,025         5,224,417     $ 0.07
                                                                         ======                                            ======
Effect of Dilutive Securities:
  Stock options                                              265,840                                           202,455
  Warrants                                                    22,372                                            10,418
                                                         -----------                                      ------------

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions           $ 1,115,274             5,346,957     $ 0.21          $   370,025         5,437,290     $ 0.07
                                                                         ======                                            ======

                                          Six Months Ended June 30, 2000                    Six Months Ended June 30, 2001
                                   --------------------------------------------      --------------------------------------------
Net income                         $ 2,040,012                                           $ 1,418,204

Basic EPS:
Net income available to
common shareholders                $ 2,040,012             5,039,720     $ 0.40          $ 1,418,204         5,173,899     $ 0.27
                                                                         ======                                            ======
Effect of Dilutive Securities:
  Stock options                                              262,774                                           215,922
  Warrants                                                    25,449                                             7,892
                                                         -----------                                      ------------

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions           $ 2,040,012             5,327,943     $ 0.38          $ 1,418,204         5,397,713     $ 0.26
                                                                         ======                                            ======



         For the three months ended June 30, 2000, there were 583,894 options to purchase shares of common stock at prices ranging from $3.28 to $13.06 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares. For the three months ended June 30, 2001, there were 546,542 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. There were 112,538 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

         For the six months ended June 30, 2000, there were 583,894 options to purchase shares of common stock at prices ranging from $3.28 to $13.06 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares. For the six months ended June 30, 2001, there were 107,538 options at exercise prices ranging from $17.00 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

         The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals, physicians and international distributors. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak(R) knee system in 1995 and through 1998, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(R), a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch(R) hip systems with the release of the AcuMatch(R) A-Series, C-Series, P-Series and M-Series. During the first quarter of 2001, the Company expanded the distribution of a line of trauma implant products under a distribution agreement with aaP Implants, Inc., and has begun distribution of Cemex(R), a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits although hip, biologic, trauma and cement products are becoming an increasingly important part of the Company's product lines.

         The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                         SALES SUMMARY BY PRODUCT LINE
                                   ($ 000's)

                                                 Six Months Ended                                 Three Months Ended
                                 ------------------------------------------------   --------------------------------------------
                                      June 30, 2000             June 30, 2001            June 30, 2000            June 30, 2001
Hip Products                      Units     $        %      Units      $       %     Units      $       %     Units    $      %
                                 ------     -        -     ------      -       -     -----      -       -     -----    -      -
  Cemented                        3,217   1,598     7.5%    4,580    1,968    8.4%   1,665      839     7.7%  2,364    970   8.2%
  Porous Coated                   3,963   1,446     6.9%    4,976    2,008    8.6%   2,125      734     6.7%  2,749  1,060   9.0%
  Bipolar Prosthesis                549     261     1.2%      747      372    1.6%     282      129     1.2%    376    194   1.6%
  Revision                          232     290     1.4%      798      771    3.3%     156      179     1.6%    376    443   3.8%
                                 ----------------------    ----------------------   -----------------------  -------------------
Total Hip Products                7,961   3,595    17.0%   11,101    5,119   21.9%   4,228    1,881    17.2%  5,865  2,667  22.6%

Knee Products
  Cemented Cruciate Sparing      11,776   4,993    23.5%   12,546    5,397   23.1%   6,344    2,623    24.0%  6,598  2,670  22.6%
  Cemented Posterior Stabilized   7,886   5,052    23.8%    8,571    5,255   22.5%   4,205    2,668    24.5%  4,507  2,653  22.5%
  Porous Coated                   1,228   1,468     6.9%    1,022    1,198    5.1%     669      749     6.9%    558    608   5.2%
  Revision                        4,836   2,270    10.7%    4,726    2,158    9.3%   2,144    1,083     9.9%  2,524  1,159   9.8%
                                 ----------------------    ----------------------   -----------------------  -------------------
Total Knee Products              25,726  13,783    64.9%   26,865   14,008   60.0%  13,362    7,123    65.3% 14,187  7,090  60.1%

Instrument Sales and Rental                 697     3.3%               924    4.0%              325     3.0%           426   3.6%
Tissue Services                           2,816    13.3%             2,711   11.6%            1,420    13.0%         1,291  10.9%
Acudriver                                   113     0.5%               127    0.5%               58     0.5%            56   0.5%
Cement                                        -     0.0%               115    0.5%                -     0.0%           111   0.9%
Miscellaneous                               216     1.0%               344    1.5%              109     1.0%           161   1.4%
                                         --------------             -------------            --------------         ------------
Total                                    21,220   100.0%            23,348  100.0%           10,916   100.0%        11,802 100.0%
                                         ==============             =============            ===============        ============

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Net sales increased by $886,229, or 8%, to $11,801,970 in the quarter ended June 30, 2001 from $10,915,741 in the quarter ended June 30, 2000. The increase in net sales primarily resulted from increases in hip implant sales, which were driven by continued expansion of the Company's AcuMatch(R) Hip System. Sales of hip implant products increased by 39% on a unit basis and by 42% on a dollar basis from the quarter ended June 30, 2000 to the quarter ended June 30, 2001, as a result of increases in all components. Domestically, sales of hip implant products increased by 31% in the quarter ended June 30, 2001 from the comparable quarter ended June 30, 2000. Sales of hip implant products to international distributors increased by 175% in the quarter ended June 30, 2001 from the quarter ended June 30, 2000. Sales of knee implant products increased by 6% on a unit basis and remained constant on a dollar basis from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Comparatively, sales of knee implant products to international distributors in the quarter ended June 30, 2001 reflect discounts for mitigating international exchange rate fluctuations that were not present in the quarter ended June 30, 2000. As a result, international sales of knee products increased by 9% on a unit basis while decreasing 2% on a dollar basis in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Domestically, sales of knee implant products increased by 2% on a unit basis and by 1% on a dollar basis from the quarter ended June 30, 2000 to the quarter ended June 30, 2001. Revenue from providing tissue services decreased by 9% in the quarter ended June 30, 2001 from the quarter ended June 30, 2000. This decrease was primarily the result of confusion in the marketplace over the uncertainty associated with the Company's ongoing arbitration with Regeneration Technologies, Inc. Overall, domestic sales increased by 7% to $9,319,573 in the quarter ended June 30, 2001 from $8,704,853 in the comparable quarter ended June 30, 2000. International sales were up 12% to $2,482,397 in the quarter ended June 30, 2001, representing 21% of total sales revenue, as compared to $2,210,888, or 20% of sales, in the same quarter last year.

         Gross profit increased by $441,517, or 6%, to $7,553,261 in the quarter ended June 30, 2001 from $7,111,744 in the quarter ended June 30, 2000. As a percentage of sales, gross profit decreased to 64% in the quarter ended June 30, 2001 from 65% in the quarter ended June 30, 2000. This decrease was primarily the result of (1) the international to domestic sales mix with international sales, with their accompanying lower profit margins, increasing as a percentage of total sales and (2) unexpected production costs associated with repackaging some of the Company's products.

         Total operating expenses increased by $1,599,784, or 31%, to $6,810,763 in the quarter ended June 30, 2001, from $5,210,979 in the quarter ended June 30, 2000. Sales and marketing expenses, the largest component of total operating expenses, increased by $744,499, or 27%, to $3,506,926 in the quarter ended June 30, 2001 from $2,762,427 in the quarter ended June 30, 2000. As a percentage of sales, sales and marketing expenses increased to 30% in the quarter ended June 30, 2001 from 25% in the quarter ended June 30, 2000. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. For the quarter ended June 30, 2001, sales and marketing expenses increased primarily due to staging of the Company's first ever world-wide meeting of over 200 domestic and international surgeons.

         General and administrative expenses increased by $721,764, or 83%, to $1,589,209 in the quarter ended June 30, 2001, as compared to $867,445 in the quarter ended June 30, 2000. General and administrative expenses for the quarter ended June 30, 2001 increased primarily due to reserves and expenses associated with ongoing litigation and arbitration issues. As a percentage of sales, general and administrative expenses increased to 13% in the quarter ended June 30, 2001, from 8% in the quarter ended June 30, 2000. See "Item 1. Legal Proceedings" in Part II of this report.

         Research and development expenses increased by $44,127, or 8%, to $608,092 in the quarter ended June 30, 2001, from $563,965 in the quarter ended June 30, 2000. Research and development expenses were 5% of sales in each of the quarters ended June 30, 2001 and 2000 as the Company continued to invest in research and development at a pace supported by revenue growth.

         Depreciation and amortization increased to $649,678 in the quarter ended June 30, 2001, from $545,070 in the quarter ended June 30, 2000. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the quarter ended June 30, 2001, $368,708 of surgical instruments and $291,983 of manufacturing equipment were placed in service, resulting in the increase in depreciation expense.

         Royalty expenses decreased by $15,214 to $456,858 in the quarter ended June 30, 2001, from $472,072 in the quarter ended June 30, 2000, primarily as a result of higher growth in sales of hip implant products, as a percentage of total sales, with their associated lower royalty rates than knee products. As a percentage of sales, royalty expenses decreased to 3.9% in the quarter ended June 30, 2001, from 4.3% in the quarter ended June 30, 2000.

         The Company's income from operations decreased by $1,158,267, or 61%, to $742,498 in the quarter ended June 30, 2001, from $1,900,765 in the quarter ended June 30, 2000. The decrease was primarily attributable to the increase in operating expenses associated with arbitration costs and expenses associated with the Company's marketing meetings.

         The Company incurred net interest expense of $109,184 in the quarter ended June 30, 2001, as compared to $57,337 in the quarter ended June 30, 2000. The increase in net interest expense was primarily the result of interest incurred on borrowings under the Company's existing line of credit. Interest expense for the quarter ended June 30, 2001 of $123,596 was partially offset by interest income of $14,412. For the quarter ended June 30, 2000, interest expense of $71,258 was partially offset by interest income of $13,921. For the quarter ended June 30, 2001, the Company incurred a loss of $1,785 on the disposal of property and equipment.

         During the first quarter of 2001, the Company invested in a joint venture, Exactech Asia Limited Co. ("Exactech Asia"), to market the Company's products in the People's Republic of China and the Republic of China (Taiwan). This investment is accounted for using the equity method. The Company's share of the net loss for the quarter ended June 30, 2001 totaled $44,046.

         Income before provision for income taxes decreased by $1,255,945, or 68%, to $587,483 in the quarter ended June 30, 2001, from $1,843,428 in the quarter ended June 30, 2000. The provision for income taxes was $217,458 in the quarter ended June 30, 2001 as compared to $728,154 in the quarter ended June 30, 2000. The effective tax rate for the quarter ended June 30, 2001 was 37% as compared to 39.5% in the quarter ended June 30, 2000. The reduction in the effective tax rate was primarily the result of increased business activity in lower tax rate states.

         As a result, the Company realized net income of $370,025 in the quarter ended June 30, 2001, compared to $1,115,274 in the quarter ended June 30, 2000, a decrease of 67%. As a percentage of sales, net income was 3% in the quarter ended June 30, 2001 as compared to 10% for the quarter ended June 30, 2000. Earnings per share on a diluted basis were $0.07 for the quarter ended June 30, 2001 as compared to $0.21 for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Net sales increased by $2,127,308, or 10%, to $23,347,590 in the six months ended June 30, 2001, from $21,220,282 in the six months ended June 30, 2000. Knee sales increased by 4% on a unit basis and 2% on a dollar basis in the six months ended June 30, 2001 from the six months ended June 30, 2000. Growth in sales of knee implant products, both in terms of units and dollars, was in primary components which grew 6% on a unit basis and 3% on a dollar basis in the six months ended June 30, 2001 from the six month period of 2000. Unit sales growth of primary knee components outpaced dollar growth primarily due to discounts given to offset currency fluctuations that are not reflected in the comparable six-month numbers from 2000. Sales of hip implant products increased by 39% on a unit basis and by 42% on a dollar basis in the six months ended June 30, 2001 from the six months ended June 30, 2000. Growth in sales of hip implant products was driven by the continuing release of the Company's AcuMatch(R) Hip Systems, primarily due to the 166% unit increase in the revision components of the system in the six months ended June 30, 2001 from the comparable six months ended June 30, 2000. Revenue from providing tissue services decreased 4% in the six months ended June 30, 2001 from the six months ended June 30, 2000. Domestic sales revenue increased 11% to $18,739,117 in the six months ended June 30, 2001 as compared to $16,953,271 in the six months ended June 30, 2000. International sales increased by 8% to $4,608,473 in the six month ended June 30, 2001 from $4,267,011 in the comparable six months ended June 30, 2000. As a percent of sales, international sales represented 20% of total sales in each of the six months ended June 30, 2001 and June 30, 2000.

         Gross profit increased by $1,304,189, or 10%, to $15,047,315 in the six months ended June 30, 2001 from $13,743,126 in the six months ended June 30, 2000. As a percentage of sales, gross profit decreased slightly to

64.4% in the six months ended June 30, 2001, as compared to 64.8% in the six months ended June 30, 2000. This decrease was primarily due to discounts offered to international distributors to mitigate foreign currency devaluation as the Company currently invoices all of its products in U.S. dollars.

         Total operating expenses increased by $2,147,359, or 21%, to $12,499,327 in the six months ended June 30, 2001, from $10,351,968 in the six months ended June 30, 2000. Sales and marketing expenses increased 18% to $6,684,744 in the six months ended June 30, 2001, from $5,647,849 in the six months ended June 30, 2000. Sales and marketing expenses increased, as a percentage of sales, to 29% in the six months ended June 30, 2001, from 27% in the six months ended June 30, 2000, primarily as a result of costs associated with marketing meetings and the Company's surgeon's conference.

         General and administrative expenses increased 43% to $2,507,021 in the six months ended June 30, 2001, from $1,757,479 in the six months ended June 30, 2000, as a result of increased expenditures for arbitration and litigation costs. For the six months ended June 30, 2001, general and administrative expenses included arbitration and litigation expenses and reserves. As a percentage of sales, general and administrative expenses were 11% in the six months ended June 30, 2001 as compared to 8% in the six months ended June 30, 2000.

         Research and development expenses increased 10% to $1,141,671 in the six months ended June 30, 2001, from $1,036,953 in the six months ended June 30, 2000. This growth reflected a continued commitment to invest in research consistent with revenue growth. As a percentage of sales, research and development expenses remained constant at 5% for the six months ended June 30, 2001 and June 30, 2000.

         Depreciation and amortization increased to $1,281,273 in the six months ended June 30, 2001, from $1,032,985 in the six months ended June 30, 2000. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the six months ended June 30, 2001, $1,193,998 of surgical instruments and $519,912 of manufacturing equipment were placed in service.

         Royalty expenses increased 1% to $884,618 during the six months ended June 30, 2001, from $876,702 during the six months ended June 30, 2000, primarily as a result of the increase of sales of hip implants, as a percentage of total sales, which carry lower royalty rates than knee implants. As a percentage of sales, royalty expense was 4% for the six months ended June 30, 2001 and June 30, 2000.

         The Company's income from operations decreased 25% to $2,547,988 in the six months ended June 30, 2001, from $3,391,158 in the six months ended June 30, 2000. The decrease was primarily attributable to the increased operating costs associated with sales and marketing and legal costs.

         The Company incurred net interest expense of $244,247 in the six months ended June 30, 2001, as compared to $89,795 in the six months ended June 30, 2000. The increase in net interest expense was primarily the result of interest incurred on borrowings under the Company's existing line of credit. Interest expense for the six months ended June 30, 2001 of $267,811 was partially offset by interest income of $23,564. For the six months ended June 30, 2000, interest expense of $126,842 was partially offset by interest income of $37,047. For the six months ended June 30, 2001, the Company incurred a loss of $23,056 on the disposal of property and equipment.

         During the first quarter of 2001, the Company invested in a joint venture, Exactech Asia. This investment is accounted for using the equity method. The Company's share of the net loss for the six months ended June 30, 2001 totaled $80,000.

         Income before provision for income taxes decreased 33%, to $2,200,685 in the six months ended June 30, 2001, from $3,301,363 in the six months ended June 30, 2000. The provision for income taxes was $782,481 in the six months ended June 30, 2001, compared to $1,261,351 in the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001, was 35.6%, as compared to an effective rate of 38.2% for the six months ended June 30, 2000. The reduction in the effective tax rate to 35.6% in the six months ended June 30, 2001 resulted from a favorable true-up of the prior year's income tax provision to the actual 2000 tax returns as well as increased business activity in lower tax rate states.

         As a result, the Company realized net income of $1,418,204 in the six months ended June 30, 2001, compared to $2,040,012 in the six months ended June 30, 2000, a decrease of 31%. As a percentage of sales, net income was 6% in the six months ended June 30, 2001 as compared to 10% for the same period ended June 30, 2000. Earnings per share on a diluted basis were $0.26 for the six months ended June 30, 2001 as compared to

$0.38 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 2001, the Company had working capital of $23,850,061 compared to $21,098,921 at December 31, 2000. The increase in working capital is primarily the result of an increase in accounts receivable. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 2001 increased to $551,979 from $448,323 at December 31, 2000. The Company maintains a $12,000,000 credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line was renewed in June 2000 for a term of two years, expiring June 30, 2002. At June 30, 2001, there was $3,270,307 outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

         Operating activities provided net cash of $689,095 in the six months ended June 30, 2001, as compared to using net cash of $91,402 in the six months ended June 30, 2000. The primary reason for the change was depreciation and amortization expenses of $1,373,272 in the six months ended June 30, 2001, as compared to $1,100,998 in the six months ended June 30, 2000. Other liabilities increased $740,632 in the six months ended June 30, 2001, as compared to an increase of $399,964 in the six months ended June 30, 2000. Cash required as a result of the increase in trade receivables was $1,925,014 for the six-month period ended June 30, 2001, as compared to $1,340,073 for the six-month period ended June 30, 2000. Cash required as a result of the increase in inventory was $555,402 for the six-month period ended June 30, 2001, as compared to $4,406,289 for the six-month period ended June 30, 2000.

Investing Activities

         The Company used net cash in investing activities of $2,275,961 in the six months ended June 30, 2001, as compared to $2,810,668 in the six months ended June 30, 2000. The use of cash in the six months ended June 30, 2001 was due to the investment of $2,155,738 in property and equipment, $29,650 for the costs of patents, $25,000 for the purchase of licenses, and $65,573 investment in Exactech Asia.
Financing Activities

         Financing activities for the six months ended June 30, 2001 provided net cash of $1,690,522 as compared to $1,595,689 in the six months ended June 30, 2000. During the six months ended June 30, 2001, proceeds from the exercise of outstanding stock options and warrants provided cash of $2,034,664, while net activity against the line of credit facility with Merrill Lynch used cash of $344,142. During the six month period ended June 30, 2000, cash provided by the exercise of outstanding stock options and warrants was $597,630, while borrowings under the line of credit provided cash of $998,059.


Cautionary Statement Relating to Forward Looking Statements
-----------------------------------------------------------

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products, the effects of legal proceedings and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of June 30, 2001.

                                        2001            2002           2003           2004          Thereafter         Total
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
      at variable interest rate      $   550,000                                                                  $      550,000
Weighted average interest rate              4.0%

Liabilities

Line of credit at variable
      interest rate                  $ 3,270,307                                                                  $    3,270,307
Weighted average interest rate              7.0%

Industrial Revenue Bond at
      variable interest rate         $   300,000   $    300,000   $    300,000   $     300,000   $    2,400,000   $    3,600,000
Weighted average interest rate              3.4%
---------------------------------------------------------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company, in the normal course of business, is from time to time subject to claims and litigation, primarily in the areas of product and general liability. The Company believes that the outcomes of such legal actions and proceedings will not have a material adverse effect on the Company.

         On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in preliminary stages and was being defended by the Company's insurance carrier, under a general reservation of rights. On June 14, 2001, the carrier denied coverage under the Company's product liability insurance policy. The Company maintains that the case should be covered by the products liability policy with that carrier and is involved in ongoing negotiations with the insurer to resolve the coverage issue. However, there can be no assurances that the Company will be able to reach agreement with the insurance company on the disputed coverage. In the event that the Company is unable to reach agreement with the insurance company, the Company will consider its remedies against the insurer. On May 8, 2001, a complaint was filed against the Company alleging negligence and the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial.

         The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel is expected to render its decision in October or November of 2001. The Company expects that a second hearing as to damages will be held following the decision of the panel regarding liability.

         Based on the facts known at this time, the Company has provided for reserves for the independent resolution of these matters. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any litigation related to these devices, that were subject to recall during 1997 and 1998, in the future.

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

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         Previously Reported

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

         None

      b) Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Exactech, Inc.



Date: August 10, 2001                         By:   /s/ Timothy J. Seese
                                                    --------------------------
                                                    Timothy J. Seese
                                                    President and Chief
                                                    Operating Officer



Date: August 10, 2001                         By:   /s/ Joel C. Phillips
                                                    --------------------------
                                                    Joel C. Phillips
                                                    Treasurer and Chief
                                                    Financial Officer