Form 10-Q
period 2001-09-30
EXACTECH INC
filed 2001-11-14
CIK 913165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          (Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
               EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No_____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                    Class                     Outstanding at November 9, 2001
          Common Stock, $.01 par value                   5,306,904

                                EXACTECH, INC.

                                    INDEX

                                                                                  Page
                                                                                 Number
PART 1.   FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2000 and
           September 30, 2001                                                      2

         Condensed Consolidated Statements of Income for the Three Month and
           Nine Month Periods Ended September 30, 2000 and September 30, 2001      3

         Condensed Consolidated Statement of Changes in Shareholders' Equity
           for the Nine Month Period Ended September 30, 2001                      4

         Condensed Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 2000 and September 30, 2001                 5

         Notes to Condensed Consolidated Financial Statements for the Three
           Month and Nine Month Periods Ended September 30, 2000 and
           September 30, 2001                                                      6

    Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                                     17

    Item 2. Changes in Securities                                                 17

    Item 3. Defaults Upon Senior Securities                                       17

    Item 4. Submission of Matters to a Vote of Security Holders                   17

    Item 5. Other Information                                                     17

    Item 6. Exhibits and Reports on Form 8-K                                      17

    Signatures                                                                    18

Item 1. Financial Statements

                                EXACTECH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   December 31,    September 30,
ASSETS                                                 2000             2001
                                                   ------------    ------------
     CURRENT ASSETS:
          Cash and cash equivalents                $    448,323    $    897,005
          Trade receivables, net of allowance
             of $381,041 and $401,136                 9,055,611      11,018,381
          Refundable income taxes                       156,314         221,822
          Prepaid expenses and other assets             234,439         369,962
          Inventories                                19,397,100      19,134,685
                                                   ------------    ------------
                Total current assets                 29,291,787      31,641,855

     PROPERTY AND EQUIPMENT:
          Land                                          462,629         462,629
          Machinery and equipment                     5,873,964       6,878,528
          Surgical instruments                        9,420,782      11,468,327
          Furniture and fixtures                        530,406         538,782
          Facilities                                  3,595,476       3,595,476
                                                   ------------    ------------
                Total                                19,883,257      22,943,742
          Accumulated depreciation                   (5,900,006)     (7,802,863)
                                                   ------------    ------------
                Net property and equipment           13,983,251      15,140,879

     OTHER ASSETS:
          Product licenses and designs, net             305,195         287,371
          Deferred financing costs, net                 121,221         129,832
          Investment in joint venture                         -           5,573
          Advances and deposits                         143,646         143,556
          Patents and trademarks, net                   522,064         502,930
                                                   ------------    ------------
                Total other assets                    1,092,126       1,069,262

                                                   ------------    ------------
TOTAL ASSETS                                       $ 44,367,164    $ 47,851,996
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Accounts payable                         $  3,223,295    $  1,922,435
          Line of credit                              3,614,449       3,357,170
          Current portion of long-term debt             300,000         300,000
          Commissions payable                           565,377         722,401
          Royalties payable                             399,973         439,604
          Other liabilities                              89,772         373,327
                                                   ------------    ------------
                Total current liabilities             8,192,866       7,114,937

     DEFERRED INCOME TAXES                            1,238,620       1,484,158
     LONG-TERM DEBT, NET OF CURRENT PORTION           3,300,000       3,300,000
                                                   ------------    ------------
                Total liabilities                    12,731,486      11,899,095

     SHAREHOLDERS' EQUITY:
          Common stock                                   51,018          53,025
          Additional paid-in capital                 16,818,568      18,940,810
          Retained earnings                          14,766,092      16,959,066
                                                   ------------    ------------
                Total shareholders' equity           31,635,678      35,952,901

                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 44,367,164    $ 47,851,996
                                                   ============    ============

See notes to condensed consolidated financial statements

                                EXACTECH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three Month Period               Nine Month Period
                                                  Ended September 30,              Ended September 30,
                                                 2000            2001             2000            2001
                                             ------------    ------------     ------------    ------------
NET SALES                                    $  9,820,161    $ 11,268,877     $ 31,040,443    $ 34,616,467

COST OF GOODS SOLD                              3,261,003       3,887,848       10,738,159      12,188,123
                                             ------------    ------------     ------------    ------------

        Gross profit                            6,559,158       7,381,029       20,302,284      22,428,344

OPERATING EXPENSES:
   Sales and marketing                          2,779,309       3,023,655        8,427,158       9,708,399
   General and administrative                     701,237       1,280,115        2,458,716       3,787,136
   Research and development                       553,934         542,316        1,590,887       1,683,987
   Depreciation and amortization                  552,811         702,992        1,585,796       1,984,265
   Royalties                                      369,502         433,460        1,246,204       1,318,078
                                             ------------    ------------     ------------    ------------
        Total operating expenses                4,956,793       5,982,538       15,308,761      18,481,865
                                             ------------    ------------     ------------    ------------

INCOME FROM OPERATIONS                          1,602,365       1,398,491        4,993,523       3,946,479

OTHER INCOME (EXPENSE):
   Interest income                                  5,071           6,824           42,118          30,388
   Interest expense                               (89,039)        (91,515)        (215,881)       (359,326)
   Loss on disposal of assets                           -               -                -         (23,056)
   Equity in net loss of joint venture                  -         (60,000)               -        (140,000)
                                             ------------    ------------     ------------    ------------
            Total other income (expense)          (83,968)       (144,691)        (173,763)       (491,994)
                                             ------------    ------------     ------------    ------------

INCOME BEFORE INCOME TAXES                      1,518,397       1,253,800        4,819,760       3,454,485

PROVISION FOR INCOME TAXES                        557,694         479,030        1,819,045       1,261,511
                                             ------------    ------------     ------------    ------------
NET INCOME                                   $    960,703    $    774,770     $  3,000,715    $  2,192,974
                                             ============    ============     ============    ============


BASIC EARNINGS PER SHARE                     $       0.19    $       0.15     $       0.59    $       0.42
                                             ============    ============     ============    ============


DILUTED EARNINGS PER SHARE                   $       0.18    $       0.14     $       0.56    $       0.40
                                             ============    ============     ============    ============

See notes to condensed consolidated financial statements

                                EXACTECH, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                          Additional                          Total
                                                 Common Stock              Paid-In          Retained       Shareholders'
                                             Shares        Amount          Capital          Earnings          Equity
                                             ------        ------          -------          --------          ------
Balance, December 31, 2000                 5,101,848     $  51,018     $   16,818,568     $14,766,092     $  31,635,678

     Issuance of common stock                    883             9             15,991                            16,000
     Exercise of stock options               117,599         1,176            933,682                           934,858
     Exercise of warrants                     72,737           727            813,927                           814,654
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan           9,453            95            103,939                           104,034
     Compensation benefit of
        non-qualified stock options                                             6,543                             6,543
     Tax benefit from exercise
        of stock options                                                      248,160                           248,160
     Net income                                                                             2,192,974         2,192,974

                                          ----------     ---------     --------------     -----------     -------------
Balance, September 30, 2001                5,302,520     $  53,025     $   18,940,810     $16,959,066     $  35,952,901
                                          ==========     =========     ==============     ===========     =============

See notes to condensed consolidated financial statements

                                EXACTECH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Month Period Ended September 30,
                                                                              2000                 2001
                                                                         --------------       ---------------
OPERATING ACTIVITIES:
      Net income                                                         $    3,000,715       $     2,192,974
      Adjustments to reconcile net income to net
           cash (used in) provided by operating activities:
           Depreciation and amortization                                      1,687,816             2,129,271
           Loss on disposal of equipment                                         29,762                23,056
           Deferred income taxes                                                288,960               245,538
           Increase in trade receivables                                       (311,834)           (1,962,770)
           (Increase) decrease in inventories                                (6,404,606)              262,415
           Increase in prepaid expenses and other assets                        (93,213)             (144,044)
           Increase in refundable income taxes                                 (130,055)              (65,508)
           Increase (decrease) in accounts payable                            1,442,621            (1,300,860)
           Increase in other liabilities                                        237,067               480,210
                                                                         --------------       ---------------
               Net cash (used in) provided by operating activities             (252,767)            1,860,282
                                                                         --------------       ---------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                    (3,715,990)           (3,218,347)
      Investment in joint venture                                                     -                (5,573)
      Purchases of product licenses and designs                                       -               (25,000)
      Cost of patents and trademarks                                            (14,162)              (29,650)
                                                                         --------------       ---------------
               Net cash used in investing activities                         (3,730,152)           (3,278,570)
                                                                         --------------       ---------------
FINANCING ACTIVITIES:
      Payments on line of credit                                                      -            (1,500,000)
      Proceeds from borrowing on line of credit                               2,055,178             1,242,721
      Proceeds from issuance of common stock                                    778,382             2,124,249
                                                                         --------------       ---------------
               Net cash provided by financing activities                      2,833,560             1,866,970
                                                                         --------------       ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (1,149,359)              448,682

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,641,071               448,323
                                                                         --------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $      491,712       $       897,005
                                                                         ==============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest                                                      $      215,882       $        93,482
           Income taxes                                                       1,667,926               988,591

See notes to condensed consolidated financial statements.

                                EXACTECH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001
                                  (Unaudited)

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

     All adjustments of a normal recurring nature, which in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     In June 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. The Company will adopt SFAS 141 for business combinations initiated after June 30, 2001. The Company will adopt SFAS 142 effective January 1, 2002. It does not appear the adoption of SFAS 142 will have a material impact on the Company's financial position, results of operations or cash flows.

3. INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classifications as of December 31, 2000 and September 30, 2001:

               ---------------------------------------------------------
                                          2000                 2001

               Raw materials        $     3,377,106      $     3,015,331
               Work in process              311,232              115,499
               Finished goods            15,708,762           16,003,855
                                    ---------------      ---------------
                                    $    19,397,100      $    19,134,685
                                    ===============      ===============
               ---------------------------------------------------------

4. DEBT

     Long-term debt:

                                                                          December 31,   September 30,
                                                                              2000           2001
                                                                          -----------    ------------
     Industrial Revenue Bond note payable in annual                       $ 3,600,000    $  3,600,000
     principal installments as follows:  $300,000 per year from
     2000-2006; $200,000 per year from 2007-2013; $100,000 per
     year from 2014-2017; monthly interest payments based on
     adjustable rate as determined by the bonds remarketing
     agent based on market rate fluctuations (2.45% as of
     September 30, 2001); proceeds used to finance construction of new facility

                                                                          -----------    ------------
       Total long-term debt                                                 3,600,000       3,600,000
       Less current portion                                                  (300,000)       (300,000)
                                                                          -----------    ------------
                                                                          $ 3,300,000    $  3,300,000
                                                                          ===========    ============

     The following is a schedule of debt maturities as of September 30, 2001:

                                                                           Long-Term
                                                                              Debt
                                                                          -----------
     2001 ..............................................................  $   300,000
     2002 ..............................................................      300,000
     2003 ..............................................................      300,000
     2004 ..............................................................      300,000
     2005 ..............................................................      300,000
     Thereafter ........................................................    2,100,000
                                                                          -----------
        Total ..........................................................  $ 3,600,000
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

     On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company alleging negligence and the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. The Company intends to pursue the defense of this claim vigorously.

     On June 14, 2001, the Company's insurance carrier denied coverage under the Company's product liability insurance policy. The Company maintains that these cases should be covered by the products liability policy with that carrier and is involved in ongoing negotiations with the insurer to resolve the coverage issue. However, there can be no assurances that the Company will be able to reach agreement with the insurance company on the disputed coverage. In the event that the Company is unable to reach agreement with the insurance company, the Company will consider its remedies against the insurer, and intends to pursue such remedies vigorously.

     Based on the facts known at this time, the Company has provided for reserves for the independent resolution of these matters. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

       The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel is expected to render its decision before the end of December 2001. In the event of a favorable ruling, the Company expects that a second hearing as to damages will be held following the decision of the panel regarding liability.

       The Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will be able to procure such policies in the future.

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

         Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                           (in thousands)
                                              ------------------------------------------------
                                                                   Tissue
                                                Knee      Hip     Services    Other     Total
----------------------------------------------------------------------------------------------
Three months ended September 30,
  2000
Net Sales                                     $ 6,101   $ 2,205   $ 1,333   $   181   $ 9,820
Segment profit from operations                    903       368       260        71     1,602

  2001
Net Sales                                     $ 6,990   $ 2,741   $ 1,204   $   334   $11,269
Segment profit from operations                    721       418       169        91     1,398

Nine months ended September 30,
  2000
Net Sales                                     $20,541   $ 5,818   $ 4,149   $   532   $31,040
Segment profit from operations                  2,992       956       838       207     4,993

  2001
Net Sales                                     $21,677   $ 8,055   $ 3,915   $   969   $34,616
Segment profit from operations                  1,981     1,072       606       288     3,946
----------------------------------------------------------------------------------------------

       Total assets not identified with a specific segment (in thousands of dollars) were $16,883 at December 31, 2000 and $18,576 at September 30, 2001. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

       Segment assets are summarized in the following table:

                                                                 (in thousands)
                                           ---------------------------------------------------------
                                                                      Tissue
                                             Knee           Hip      Services      Other     Total
----------------------------------------------------------------------------------------------------
December 31, 2000
Total assets, net                          $ 17,114      $ 8,468     $ 1,228       $ 674    $ 27,484

September 30, 2001
Total assets, net                          $ 18,039      $ 9,610     $   837       $ 790    $ 29,276

----------------------------------------------------------------------------------------------------

       Geographic distribution of sales is summarized in the following table:


          --------------------------------------------------------------------
          Three months ended September 30,             2000           2001

          Domestic sales revenue                   $ 8,612,084    $ 9,506,171
          Sales revenue from Spain                 $   609,055    $   645,456
          Other international sales revenue        $   599,022    $ 1,117,250

          --------------------------------------------------------------------
          Nine months ended September 30,              2000           2001
          Domestic sales revenue                   $25,565,355    $28,245,288
          Sales revenue from Spain                 $ 3,640,829    $ 2,950,560
          Other international sales revenue        $ 1,834,259    $ 3,420,619
          --------------------------------------------------------------------

7.  SHAREHOLDERS' EQUITY

       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

                                            Income            Shares            Per         Income            Shares           Per
                                          (Numerator)      (Denominator)       Share      (Numerator)      (Denominator)       Share
                                       ---------------------------------------------------------------------------------------------

                                            Three Months Ended September 30, 2000            Three Months Ended September 30, 2001
                                       ----------------------------------------------      -----------------------------------------
Net income                                $   960,703                                      $   774,770

Basic EPS:
Net income available to
   common shareholders                    $   960,703         5,074,155        $ 0.19      $   774,770        5,296,708    $ 0.15
                                                                               ======                                      ======
Effect of Dilutive Securities:
  Stock options                                                 307,088                                         147,292
  Warrants                                                       27,984                                               -
                                                         --------------                                   -------------

Diluted EPS:
Net income available to common
  shareholders plus assumed
  conversions                             $   960,703         5,409,227        $ 0.18      $   774,770        5,444,000    $ 0.14
                                                                               ======                                      ======


                                            Nine Months Ended September 30, 2000            Nine Months Ended September 30, 2001
                                       ---------------------------------------------   ---------------------------------------------
Net income                                $ 3,000,715                                      $ 2,192,974

Basic EPS:
Net income available to
   common shareholders                    $ 3,000,715         5,051,239        $ 0.59      $ 2,192,974        5,214,835    $ 0.42
                                                                               ======                                      ======
Effect of Dilutive Securities:
  Stock options                                                 277,604                                         194,975
  Warrants                                                       28,865                                           6,514
                                                         --------------                                   -------------

Diluted EPS:
Net income available to common
  shareholders plus assumed
  conversions                             $ 3,000,715         5,357,708        $ 0.56      $ 2,192,974        5,416,324    $ 0.40
                                                                               ======                                      ======

       For the three months ended September 30, 2000, there were 585,006 options to purchase shares of common stock at prices ranging from $3.28 to $14.62 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares. For the three months ended September 30, 2001, there were 541,097 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. There were 147,538 options at exercise prices ranging from $12.81 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

       For the nine months ended September 30, 2000, there were 585,006 options to purchase shares of common stock at prices ranging from $3.28 to $14.62 per share outstanding. All of the options were included in the computation of diluted EPS because all of the options' exercise prices were less than the average market price of the common shares. For the nine months ended September 30, 2001, there were 112,538 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

       The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere herein and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

       The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals, physicians and international distributors. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak(R) knee system in 1995 and through 1998, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(R), a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch(R) hip systems with the release of the AcuMatch(R) A-Series, C-Series, P-Series and M-Series. During the first quarter of 2001, the Company expanded the distribution of a line of trauma implant products under a distribution agreement with aaP Implants, Inc., and has begun distribution of Cemex(R), a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. The Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits although hip, biologic and cement products are becoming an increasingly important part of the Company's product lines.

       The following table sets forth, for the periods indicated, information with respect to the number of units of the Company's products sold and the dollar amount and percentages of revenues derived from such sales (dollars in thousands):

                                EXACTECH, INC.
                         SALES SUMMARY BY PRODUCT LINE

                                                  Nine Months Ended                                Three Months Ended
                                   ----------------------------------------------   -----------------------------------------------
                                     September 30, 2000      September 30, 2001     September 30, 2000         September 30, 2001
Hip Products                       Units    $        %     Units     $        %      Units     $       %     Units     $       %
                                   -----    -        -     -----     -        -      -----     -       -     -----     -       -
    Cemented                        4,998   2,414    7.8%    6,559   2,844    8.2%    1,781     816    8.3%    1,979     876    7.8%
    Porous Coated                   6,298   2,328    7.5%    7,409   3,131    9.1%    2,335     882    9.0%    2,433   1,123   10.0%
    Bipolar                           826     388    1.3%    1,117     536    1.5%      277     127    1.3%      370     164    1.5%
    Revision                          555     605    1.9%    1,200   1,300    3.8%      323     315    3.2%      402     529    4.7%
                                   ---------------------   ----------------------   ----------------------   ----------------------
Total Hip Products                 12,677   5,735   18.5%   16,285   7,811   22.6%    4,716   2,140   21.8%    5,184   2,692   24.0%

Knee Products
    Cemented Cruciate Sparing      16,538   7,322   23.6%   18,764   7,992   23.1%    4,762   2,329   23.7%    6,218   2,595   23.0%
    Cemented Posterior Stabilized  11,221   7,246   23.3%   12,731   7,796   22.5%    3,335   2,194   22.3%    4,160   2,541   22.5%
    Porous Coated                   1,566   1,925    6.2%    1,409   1,716    5.0%      338     457    4.7%      387     518    4.6%
    Revision                        6,479   3,204   10.3%    7,103   3,297    9.5%    1,643     934    9.5%    2,377   1,139   10.1%
                                   ---------------------   ----------------------   ----------------------   ----------------------
Total Knee Products                35,804  19,697   63.4%   40,007  20,801   60.1%   10,078   5,914   60.2%   13,142   6,793   60.2%

Instrument Sales and Rental                   969    3.1%            1,186    3.4%              272    2.8%              262    2.3%
Tissue Services                             4,149   13.4%            3,915   11.3%            1,333   13.6%            1,204   10.7%
Acudriver                                     163    0.5%              184    0.5%               50    0.5%               57    0.5%
Cement                                          -    0.0%              198    0.6%                -    0.0%               83    0.7%
Miscellaneous                                 327    1.1%              521    1.5%              111    1.1%              178    1.6%

                                          --------------           --------------           --------------           --------------
Total                                      31,040  100.0%           34,616  100.0%            9,820  100.0%           11,269  100.0%
                                          ==============           ==============           ==============           ==============

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

       Net sales increased by $1,448,716, or 15%, to $11,268,877 in the quarter ended September 30, 2001 from $9,820,161 in the quarter ended September 30, 2000. The increase in net sales was the result of increases in the Company's major implant product lines. Sales of knee implant products increased by 30% on a unit basis and by 15% on a dollar basis from the quarter ended September 30, 2000 to the quarter ended September 30, 2001 as the

Company experienced growth in both domestic and international markets. Growth in sales of knee implants to international distributors out paced domestic sales growth, causing dollar growth rates to lag behind unit growth rates as international sales are typically at lower average sales prices and result in lower gross margins. For the quarter ended September 30, 2001, sales of knee implants grew 8% domestically and 53% internationally from the quarter ended September 30, 2000. Sales of hip implants increased by 10% on a unit basis and by 26% on a dollar basis from the quarter ended September 30, 2000 to the quarter ended September 30, 2001, primarily as a result of the increase in sales of revision components at higher average sale prices. Sales of revision hip implant components increased 24% on a unit basis in the quarter ended September 30, 2001 from the comparable quarter ended September 30, 2000. Revenue from providing Opteform(R) tissue service decreased by $129,235 to $1,203,741 in the quarter ended September 30, 2001 from $1,332,976 in the quarter ended September 30, 2000.

     International sales increased 46% to $1,762,706 in the quarter ended September 30, 2001 from $1,208,077 in the quarter ended September 30, 2000, as the Company continued to expand its marketing and distribution efforts in new countries overseas. As a percentage of sales, international sales increased to 16% in the quarter ended September 30, 2001, as compared to 12% in the quarter ended September 30, 2000.

     Gross profit increased by $821,871, or 13%, to $7,381,029 in the quarter ended September 30, 2001 from $6,559,158 in the quarter ended September 30, 2000. As a percentage of sales, gross profit decreased to 66% in the quarter ended September 30, 2001 as compared to 67% in the quarter ended September 30, 2000. This decrease was primarily the result an increase in international sales, as a percent of total sales.

     Total operating expenses increased by $1,025,745, or 21%, to $5,982,538 in the quarter ended September 30, 2001 from $4,956,793 in the quarter ended September 30, 2000. Sales and marketing expenses, the largest component of total operating expenses, increased by $244,346, or 9%, to $3,023,655 in the quarter ended September 30, 2001 from $2,779,309 in the quarter ended September 30, 2000. Sales and marketing expenses, as a percentage of sales, decreased to 27% in the quarter ended September 30, 2001, as compared to 28% in the quarter ended September 30, 2000. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. The decrease, as a percentage of sales, was primarily the result of a comparative difference in the timing of marketing initiatives and meetings.

     General and administrative expenses increased by $578,878, or 83%, to $1,280,115 in the quarter ended September 30, 2001 from $701,237 in the quarter ended September 30, 2000. As a percentage of sales, general and administrative expenses increased to 11% in the quarter ended September 30, 2001 from 7% in the quarter ended September 30, 2000. Included in general and administrative expenses are legal fees of $512,921 associated with ongoing arbitration. The increase in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 was primarily the results of these fees.

     Research and development expenses decreased by $11,618, or 2%, to $542,316 in the quarter ended September 30, 2001 from $553,934 in the quarter ended September 30, 2000. As a percentage of sales, research and development expenses decreased to 5% in the quarter ended September 30, 2001 from 6% in the quarter ended September 30, 2000. The decrease was the result of higher expenditures for development costs associated with the Company's AcuMatch(R) Hip Systems in the quarter ended September 30, 2000, as compared to the quarter ended September 30, 2001.

     Depreciation and amortization increased to $702,992 in the quarter ended September 30, 2001 from $552,811 in the quarter ended September 30, 2000. Depreciation expenses increased as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the quarter ended September 30, 2001, $695,552 of surgical instruments and $185,514 of manufacturing equipment were placed in service, resulting in the increase in depreciation expense.

     Royalty expenses increased by $63,958 to $433,460 in the quarter ended September 30, 2001 from $369,502 in the quarter ended September 30, 2000. As a percentage of sales, royalty expenses remained constant at 4% in the quarters ended September 30, 2001 and September 30, 2000. The overall increase is a result of increased sales in both knee and hip implant product lines.

     The Company's income from operations decreased by $203,874, or 13%, to $1,398,491 in the quarter ended September 30, 2001 from $1,602,365 in the quarter ended September 30, 2000. The decrease was primarily due to the increase in operating expenses associated with the Company's arbitration and litigation issues.

     The Company incurred net interest expense of $84,691 in the quarter ended September 30, 2001, as compared to $83,968 in the quarter ended September 30, 2000. The increase in net interest expense was primarily the result of interest incurred on borrowings under the Company's existing line of credit. Interest expense for the quarter ended September 30, 2001 of $91,515 was partially offset by interest income of $6,824. For the quarter ended June 30, 2000, interest expense of $89,039 was partially offset by interest income of $5,071.

     During the first quarter of 2001, the Company invested in a joint venture, Exactech Asia Limited Co. ("Exactech Asia"), to market the Company's products in the People's Republic of China and the Republic of China (Taiwan). This investment is accounted for using the equity method. The Company's share of the net loss for the quarter ended September 30, 2001 totaled $60,000.

     Income before provision for income taxes decreased by $264,597, or 17%, to $1,253,800 in the quarter ended September 30, 2001 from $1,518,397 in the quarter ended September 30, 2000. The provision for income taxes was $479,030 in the quarter ended September 30, 2001, compared to $557,694 in the quarter ended September 30, 2000. The effective tax rate in the quarter ended September 30, 2001 was 38.2%, as compared to 36.7% in the quarter ended September 30, 2000. The increase was primarily the result of changes in permanent book to tax differences.

     As a result, the Company realized net income of $774,770 in the quarter ended September 30, 2001, compared to $960,703 in the quarter ended September 30, 2000, a 19% decrease. As a percentage of sales, net income decreased to 6.9% in the quarter ended September 30, 2001 from 9.8% in the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales increased by $3,576,024, or 12%, to $34,616,467 in the nine months ended September 30, 2001, from $31,040,443 in the nine months ended September 30, 2000. Sales of the knee implants increased by 12% on a unit basis and by $1,103,519, or 6%, to $20,800,838 in the nine months ended September 30, 2001 from $19,697,319 in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the increase in unit sales of knee implants was greater than the dollar increase as a result of discounts offered to international customers to offset currency fluctuations. Hip implant system sales increased by $2,076,786, or 36%, to $7,811,866 in the nine months ended September 30, 2001, from $5,735,080 in the nine months ended September 30, 2000, while increasing 29% on a unit basis over the same period. The increase in hip sales was the result of the successful rollout of the AcuMatch(R) hip product lines, including the AcuMatch(R) M-Series. Revision hip system sales increased 115% on a dollar basis in the nine months ended September 30, 2001 from the nine months ended September 30, 2000. Tissue service revenue from providing Opteform(R) tissue allograft decreased to $3,914,803 in the nine months ended September 30, 2001 from $4,149,200 in the nine months ended September 30, 2000. This decrease is primarily attributable to uncertainty in the tissue allograft service market resulting from the ongoing arbitration between the Company and Regeneration Technologies, Inc.

     International sales increased 16% to $6,371,179 in the nine months ended September 30, 2001, from $5,475,088 in the nine months ended September 30, 2000. As a percentage of sales, international sales increased to 18.4% in the nine months ended September 30, 2001, from 17.6% in the nine months ended September 30, 2000.

     Gross profit increased by $2,126,060, or 10%, to $22,428,344 in the nine months ended September 30, 2001, from $20,302,284 in the nine months ended September 30, 2000. As a percentage of sales, gross profit decreased slightly to 64.8% in the nine months ended September 30, 2001 from 65.4% in the nine months ended September 30, 2000, as the Company experienced non-recurring production variances along with increases, as a percent of total sales, of sales to international distributors.

     Total operating expenses increased by $3,173,104, or 21%, to $18,481,865 in the nine months ended September 30, 2001, from $15,308,761 in the nine months ended September 30, 2000. Sales and marketing expenses, the largest component of total operating expenses, increased 15% to $9,708,399 in the nine months ended September 30, 2001, from $8,427,158 in the nine months ended September 30, 2000. As a percentage of sales, sales and marketing expenses increased to 28% in the nine months ended September 30, 2001 from 27% in the nine months ended September 30, 2000, primarily as a result of marketing meetings and costs associated with the Company's first world-wide surgeons conference held earlier in the year.

     General and administrative expenses, which include legal fees associated with arbitration and litigation issues, increased 54% to $3,787,136 in the nine months ended September 30, 2001, from $2,458,716 in the nine months ended September 30, 2000. As a percentage of sales, general and administrative expenses increased to 11% in the nine months ended September 30, 2001, from 8% in the nine months ended September 30, 2000.

     Research and development expenses increased 6% to $1,683,987 in the nine months ended September 30, 2001, from $1,590,887 in the nine months ended September 30, 2000. As a percentage of sales, research and development expenses remained constant at 5% for the nine months ended September 30, 2001 and September 30, 2000, demonstrating the Company's commitment to research in a fiscally responsible manner.

     Depreciation and amortization increased 25% to $1,984,265 in the nine months ended September 30, 2001, from $1,585,796 in the nine months ended September 30, 2000. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the nine months ended September 30, 2001, $2,213,366 of surgical instruments and $705,426 of manufacturing equipment were placed in service.

     Royalty expenses increased 6% to $1,318,078 in the nine months ended September 30, 2001, from $1,246,204 in the nine months ended September 30, 2000, as a result of the overall increase in sales. As a percentage of sales, royalty expenses remained constant at 4% in the nine months ended September 30, 2001 and September 30, 2000.

     The Company's income from operations decreased 21% to $3,946,479 in the nine months ended September 30, 2001, from $4,993,523 in the nine months ended September 30, 2000. The decrease was primarily attributable to the increase in operating expenses, including legal costs, which grew at a rate higher than the overall sales increase.

     The Company incurred net interest expense of $328,938 in the nine months ended September 30, 2001, as compared to $173,763 in the nine months ended September 30, 2000, primarily as a result of borrowings under existing lines of credit. Interest expense of $359,326 for the nine months ended September 30, 2001, was partially offset by $30,388 of interest income, as compared to interest expense of $215,881 in the nine months ended September 30, 2000, which was partially offset by $42,118 of interest income. For the nine months ended September 30, 2001, the Company incurred a loss on the disposal of assets of $23,056.

     During the first quarter of 2001, the Company invested in a joint venture, Exactech Asia. This investment is accounted for using the equity method. The Company's share of the net loss for the nine months ended September 30, 2001 totaled $140,000.

     Income before provision for income taxes decreased 28% to $3,454,485 in the nine months ended September 30, 2001, from $4,819,760 in the nine months ended September 30, 2000. The provision for income taxes was $1,261,511 in the nine months ended September 30, 2001, as compared to $1,819,045 in the nine months ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2001 was 36.5%, as compared to 37.7% in the nine months ended September 30, 2000. The reduction in the effective tax rate to 36.5% in the nine months ended September 30, 2001 resulted from a favorable true-up of the prior year's income tax provision to the actual 2000 tax returns as well as increased business activity in lower tax rate states.

     As a result, the Company realized net income of $2,192,974 in the nine months ended September 30, 2001, as compared to $3,000,715 in the nine months ended September 30, 2000, a 27% decrease. As a percentage of sales, net income decreased to 6.3% in the nine months ended September 30, 2001 as compared to 9.7% in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flows from operations. At September 30, 2001, the Company had working capital of $24,526,918 compared to $21,098,921 at December 31, 2000. The increase in working capital is primarily the result of an increase in accounts receivable along with a reduction in accounts payable. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 2001 increased to $897,005 from $448,323 at December 31, 2000. The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and WIP inventory) and 25% of inventory on consignment or $6,000,000. The credit line was extended in January 2001 to increase the available limit to $12,000,000, expiring June 30, 2002. At September 30, 2001, there was $3,357,170 outstanding under the line of credit. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

     Operating activities provided net cash of $1,860,282 in the nine months ended September 30, 2001, as compared to using net cash of $252,767 in the nine months ended September 30, 2000. The primary reason for the change was due to the decrease in inventory of $262,415 in the nine months ended September 30, 2001, which compared to an increase of $6,404,606 in inventory in the nine months ended September 30, 2000. Deferred income taxes and other liabilities increased $725,748 in the nine months ended September 30, 2001, as compared to an increase of $526,027 in the nine months ended September 30, 2000. Cash required as a result of the increase in trade receivables was $1,962,770 in the nine months ended September 30, 2001, compared to $311,834 for the nine months ended September 30, 2000.

Investing Activities

     The Company used net cash in investing activities of $3,278,570 in the nine months ended September 30, 2001, compared to $3,730,152 in the nine months ended September 30, 2000. The use of cash was primarily due to the investment of $3,218,347 in property and equipment.

Financing Activities

     Financing activities for the nine months ended September 30, 2001 provided net cash of $1,866,970, as compared to $2,833,560 in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, proceeds from the exercise of outstanding stock options and warrants provided cash of $2,124,249, while borrowing against the line of credit facility with Merrill Lynch provided cash of $1,242,721. During the nine months ended September 30, 2001, the Company repaid borrowings on the line of credit by $1,500,000. In the nine months ended September 30, 2000, cash provided by the exercise of outstanding stock options and warrants was $778,382, and borrowings under the line of credit provided cash of $2,055,178.

Cautionary Statement Relating to Forward Looking Statements
-----------------------------------------------------------

     The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products, the outcome of arbitration and litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of September 30, 2001.

                                           2001           2002        2003           2004      2005    Thereafter        Total
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
    at variable interest rate          $   896,000                                                                    $   896,000
Weighted average interest rate                3.60%

Liabilities

Line of credit at variable
    interest rate                      $ 3,357,170                                                                    $ 3,357,170
Weighted average interest rate                6.52%

Industrial Revenue Bond at
    variable interest rate             $   300,000    $   300,000   $  300,000   $ 300,000  $ 300,000  $ 2,100,000    $ 3,600,000
Weighted average interest rate                3.08%
----------------------------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company, in the normal course of business, is from time to time subject to claims and litigation, primarily in the areas of product and general liability. The Company believes that the outcomes of such legal actions and proceedings will not have a material adverse effect on the Company.

     On December 27, 2000, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company alleging negligence and the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. The Company intends to pursue the defense of this claim vigorously.

     On June 14, 2001, the Company's insurance carrier denied coverage under the Company's product liability insurance policy. The Company maintains that these cases should be covered by the products liability policy with that carrier and is involved in ongoing negotiations with the insurer to resolve the coverage issue. However, there can be no assurances that the Company will be able to reach agreement with the insurance company on the disputed coverage. In the event that the Company is unable to reach agreement with the insurance company, the Company will consider its remedies against the insurer, and intends to pursue such remedies vigorously.

     Based on the facts known at this time, the Company has provided for reserves for the independent resolution of these matters. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

     The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel is expected to render its decision before the end of December 2001. In the event of a favorable ruling, the Company expects that a second hearing as to damages will be held following the decision of the panel regarding liability.

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

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K
         None

                                   SIGNATURES
                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Exactech, Inc.



Date: November 9, 2001             By:   /s/ Timothy J. Seese
                                         --------------------------
                                         Timothy J. Seese
                                         President and Chief
                                          Operating Officer



Date: November 9, 2001             By:   /s/ Joel C. Phillips
                                         --------------------------
                                         Joel C. Phillips
                                         Chief Financial Officer