Form 10-K405
period 2001-12-31
EXACTECH INC
filed 2002-03-27
CIK 913165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---           EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 2002, the number of shares of the registrant's Common Stock outstanding was 5,327,709. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 13, 2002 was approximately $43,469,744 based on a closing sale price of $16.00 for the Common Stock as reported on the Nasdaq National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

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

                               TABLE OF CONTENTS
                                      and
                             CROSS REFERENCE SHEET

                                                                                                Page Number
                                                                                                -----------
PART I        Item 1.      Business
                                Business Overview                                                     3
                                Products                                                              3
                                Marketing and Sales                                                   5
                                Manufacturing and Supply                                              6
                                Patents and Proprietary Technology                                    6
                                Research and Development                                              8
                                Scientific Advisory Board                                             8
                                Competition                                                           9
                                Product Liability and Insurance                                       9
                                Government Regulation                                                 9
                                Employees                                                            12
                                Executive Officers of the Registrant                                 12
              Item 2.      Properties                                                                13
              Item 3.      Legal Proceedings                                                         14
              Item 4.      Submission of Matters to a Vote of Security Holders                       14

PART II       Item 5.      Market for Registrant's Common Equity and Related
                                    Stockholder Matters                                              15
              Item 6.      Selected Financial Data                                                   16
              Item 7.      Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                        17
              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                23
              Item 8.      Financial Statements and Supplementary Data                               24
              Item 9.      Changes in and Disagreements with Accountants on                          41
                                    Accounting and Financial Disclosure

PART III      Item 10.     Directors and Executive Officers of the Registrant                        41
              Item 11.     Executive Compensation                                                    41
              Item 12.     Security Ownership of Certain Beneficial Owners
                                    and Management                                                   41
              Item 13.     Certain Relationships and Related Transactions                            41

PART IV       Item 14.     Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K                                                      42

PART  I
-------

ITEM 1.     BUSINESS

         Exactech, Inc. (the "Company", or "Exactech") develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation and materials, and distributes biologic materials to hospitals and physicians in the United States and overseas. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Early in the Company's history, revenues were principally derived from sales of its primary hip replacement systems. During 1995, the Company introduced Optetrak(R), a total primary knee replacement system. The Optetrak(R) knee system was conceived by the Company in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. During 1999, the Company began full domestic distribution of Opteform(R), a bone allograft material, under a distribution agreement with the University of Florida Tissue Bank. The Company introduced its comprehensive AcuMatch(R) integrated hip system during 1999 and 2000, with the M-Series modular femoral stem system, C-Series cemented femoral stem, the A-Series acetabular components, the L-Series system, and the P-Series press fit femoral stem. During 2001, the Company began distribution of a bone cement system, Cemex(R), under an exclusive distribution agreement with Italian manufacturer Tecres, S.p.A.

Orthopaedic Implant and Biologics Industry

         According to the Orthopedic Network News Volume 12 Number 3, United States sales of orthopaedic implant products were approximately $2.24 billion in 2000, an increase of 10.1% from 1999. During 2000, sales of knee implants were approximately $1.22 billion, an increase of 10.5% from 1999, while sales of hip implants were approximately $1.02 billion, an increase of 9.9% from 1999. Volume 11 Number 4 of this same publication reported that sales of bone graft and bone substitutes were approximately $552 million in 2000, an increase of 21% from 1999. Sales of bone cement and related supplies was reported as $136.3 million in 2000, representing an increase of 3.6% from 1999.

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

Products

         The Company's orthopaedic implant products are used to replace joints that have deteriorated as a result of injury or diseases such as arthritis. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When indicated, biologic allograft materials are used by the surgeon to repair bone defects and provide an interface to stimulate new bone growth. Bone cement is used to affix implant components to the prepared bone surfaces.

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

         Hip Products. The Company began marketing a hip implant system in 1987. Currently, the Company's line of hip implant products includes three total hip implant systems. The flagship hip product line is the AcuMatch(R) comprehensive hip system which is designed to address the vast majority of indications for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral stem, the A-Series acetabular components, the P-Series press-fit femoral stem system, the M-Series modular femoral stem system, L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch(R) cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA(R) Revision Hip System. The Company continues to market its MCS(R) Porous Coated Total Hip System, and the Opteon(R) Cemented Stem System, a moderate demand femoral stem system.

         During October 1999, the Company began full-scale marketing of the AcuMatch(R) C-Series Cemented Femoral Stem that was the initial product release of a comprehensive update to its hip product systems. This forged cobalt chromium stem is designed to improve stability and reduce dislocation complications by improving head/neck ratio and restoring anatomic offset for patients requiring cemented hip arthroplasty (joint reconstructive surgery). During 2000, the Company introduced the AcuMatch(R) A-Series Acetabular System, the AcuMatch(R) M-Series modular stem system, and the AcuMatch(R) P-Series press-fit stem system. The AcuMatch(R) A-Series was designed to provide a more comprehensive acetabular offering to replace the existing MCS(R) Acetabular System, while offering maximum polyethylene thickness and reducing polyethylene wear debris. The M-Series modular stem system offers completely interchangeable components to optimize fit and enable surgeons to address leg length and offset challenges without adjusting femoral head or diaphyseal stem size. The AcuMatch(R) P-Series Press Fit Femoral Stem System has multiple coating options and features the same prosthesis neck geometry. The P-Series stem will ultimately replace the original MCS(R) Porous Coated Total Hip System stem. During 2001, the AcuMatch(R) L-Series hip system was introduced with both cemented and press fit femoral components but without the premium features of the C-Series and P-Series stems.

         The Company's partial hip products include a bipolar prosthesis and a unipolar prosthesis. The Company's bipolar and unipolar prostheses mate with one of the stems used in total hip replacements to create a partial hip replacement. The bipolar prosthesis is designed for use in more active patients and the unipolar prosthesis is designed for use in less active patients.

         Other Company Products and Services. The Company has signed a worldwide distribution agreement with Regeneration Technology Inc., an affiliate of the Southeast Tissue Alliance, formerly the University of Florida Tissue Bank, for a bone grafting material technology. The material supplied under this agreement, Opteform(R), includes traditional allograft material components, and has the unique property of being fully formable at a temperature of 43(Degree) to 45(Degree)C which is just above body temperature. The material becomes a resilient solid when its temperature cools to body temperature (37(Degree)C). Exactech distributes Opteform(R) as a service through the Company's current distribution channel. The Company began full-scale distribution of Opteform(R) in the United States in 1999.

         The AcuDriver(R) Automated Osteotome System is an air-driven impact hand piece that aids surgeons during joint implant revision procedures by providing effective cleavage of prosthesis/bone or cement/bone interfaces. The AcuDriver(R) accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

         The Cemex(R) bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex(R) is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. The Company distributes Cemex(R) under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A.

         The Company has designed and received FDA clearance to market a non-modular shoulder implant system. The Company has suspended development plans for a modular version of a shoulder implant system. Management believes that its other opportunities currently provide a more optimal use of the Company's resources.

         The Company has acquired an exclusive license for an improved, and patented, surgical oscillating saw system that significantly reduces vibration, noise, and problems with control in surgery. The Company believes that options exist for this product; however, management has determined that focusing on supporting distribution of existing product lines currently utilizes the Company's resources more efficiently.

Marketing and Sales

         The Company markets its orthopaedic implant products in the United States through 50 independent sales agencies and one domestic distributor that act as the Company's sales representatives, and internationally through seventeen foreign distributors that distribute products in twenty countries. The customers for the Company's products are hospitals, surgeons and other physicians and clinics. Traditionally, the surgeon made the ultimate decision regarding which orthopaedic implant to use for a specific patient. As a result of health care reform, the rapid expansion of managed care at the expense of traditional private insurance, the advent of hospital buying groups, and various bidding procedures that have been imposed at many hospitals, sales representatives may also make presentations to hospital administrators, material management personnel, purchasing agents or review committees that may influence the final decision.

         The Company generally has contractual arrangements with its independent sales agencies whereby the agency is granted the exclusive right to market the Company's products in the specified territory. In turn, the agency is required to meet sales quotas to maintain its relationship with the Company. The Company's arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agencies do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company's sales organization, comprised of the Company's independent sales agencies, is supervised by four Regional Directors of Sales (East, Central, Southeast and
West). The Company has a contractual arrangement with its domestic distributor that is similar to its arrangements with its sales agencies, except the Company does not pay the distributor commissions and the distributor purchases inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in 46 states, including Florida, New York, California, Texas, Ohio, Pennsylvania, Michigan and Illinois.

         The Company provides inventories of its products to its United States sales agencies until sold or returned. These inventories are necessary for sales agents to market the Company's products and fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company's expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company's inventory becomes obsolete, it would have a material adverse effect on the Company. The Company maintains a reserve for inventory due to obsolescence and slow moving items.

         During the years ended December 31, 1999, 2000 and 2001, approximately 6%, 5% and 4%, respectively, of the Company's sales were derived from a major hospital customer. During each of the years ended December 31, 1999, 2000, and 2001, one distributor, MBA Del Principado, S.p.A., accounted for approximately 13%, 11% and 9%, respectively, of the Company's sales.

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

         The Company currently offers its products in twenty countries in addition to the United States: Argentina, Australia, Austria, Belgium, Brazil, China, Colombia, Cyprus, Germany, Greece, Japan, Italy, Lebanon, Luxembourg, Mexico, Netherlands, Portugal, Spain, Turkey, and the United Kingdom. For the years ended December 31, 1999, 2000 and 2001, foreign sales accounted for $6,169,250, $7,582,076 and $8,391,101, respectively, representing approximately 19%, 18% and 18%, respectively, of the Company's sales. For the years ended December 31, 1999, 2000, and 2001, gross profit from foreign sales accounted for $2,627,166, $3,102,552 and $3,289,170, respectively. The Company intends to continue to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products. In 2001, the Company entered into a joint venture to enter the Asian market in the People's Republic of China and the Republic of China (Taiwan). In addition, the Company added a distributor in Germany, the largest orthopaedic market in Northern Europe.

Manufacturing and Supply

         The Company historically utilized third-party vendors for the manufacture of all of its component parts, while performing product design, quality assurance and packaging internally. During 1998, the Company began manufacturing some of its components upon completion of the current manufacturing and headquarters facility. Since that time, the Company has continued to increase the number of internally manufactured components. With the increase of internal manufacturing, the Company has experienced a greater degree of control of production costs, and it expects this trend to continue. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors in its attempts to secure its supply chain and decrease dependency on a few suppliers. For the years ended December 31, 1999, 2000 and 2001, the Company purchased approximately 71%, 69% and 59% respectively, of its component requirements from three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company's products are supplied by the Company to its vendors.

         The Company's internal manufacturing, assembly, packaging and quality control operation are conducted at its principal offices in Gainesville, Florida. Each component received from its vendors is examined by Company personnel prior to assembly or packaging to ensure that it meets the Company's specifications.

Patents and Proprietary Technology; License and Consulting Agreements

         The Company holds United States patents covering one of its femoral stem components, its bipolar partial hip implant system, features of its Optetrak(R) tibial components, its modular hip prothesis, and certain surgical instrumentation, has patent applications pending with respect to certain surgical instrumentation and certain implant components and anticipates that it will apply for additional patents it deems appropriate. In addition, the Company holds licenses from third parties to utilize certain patents, including an exclusive license to an oscillating saw technology and a non-exclusive license (described below) to certain patents, patents pending and technology utilized in the design of the Optetrak(R) knee system. As a result of the rapid rate of development of reconstructive products, the Company believes that patents have not been a major factor in the orthopaedic industry to date. However, patents on specific designs and processes can provide a competitive advantage and management believes that patent protection of orthopaedic products will become more important as the industry matures. Although the Company believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur.

         In addition to patents, the Company relies on trade secrets and proprietary know-how and employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements.

         In connection with the development of its knee implant systems, the Company entered into consulting agreements with certain of its executive officers and design team members, including Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company, and Ivan A. Gradisar, Jr., M.D., and William Murray, M.D. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements aggregating 3% of the Company's net sales of such products in the United States and less than 3% of the Company's net sales of such products outside the United States. During the years ended December 31, 1999, 2000 and 2001, the Company paid royalties aggregating $540,773, $489,561 and $450,210 respectively, pursuant to these consulting agreements. The consulting agreements with Drs. Petty and Miller were superseded by their employment agreements which provide for the continuation of the royalty payments. The Company has entered into consulting agreements with two members of its design team in connection with the development of its AuRA(R) and AcuMatch(R) hip systems.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1999, 2000 and 2001, the Company paid Dr. Burstein $135,000 in each year as compensation under the consulting agreement.

         From time to time, the Company enters into license agreements with certain unaffiliated third parties under which the Company is granted the right to utilize certain patented products, designs and processes. Pursuant to a license agreement with the Hospital for Special Surgery (the "HSS License Agreement"), the Company obtained a non-exclusive right and license to certain patents, patents pending and technology utilized in the design of the Optetrak(R) knee implant system and to manufacture, use and sell total knee prostheses incorporating such patents and technology. The term of the HSS License Agreement continues until the earlier to occur of (i) the expiration of a period of ten years and (ii) the expiration of the licensed patents. In consideration for the grant of the license, the Company agreed to pay to the Hospital for Special Surgery royalties in an amount equal to 5% of net sales of the licensed products. Pursuant to the HSS License Agreement, the Company has the option to acquire a non-exclusive license to use any improvement or invention made or acquired by the Hospital for Special Surgery relating to the licensed products and the option to obtain an exclusive license to any such improvement or invention made jointly by the Hospital for Special Surgery and the Company. As is the case in many license agreements of this nature, the Hospital for Special Surgery did not represent to the Company that the manufacture, use or sale of the Optetrak(R) knee implant system will not infringe the intellectual property rights of third parties. During the years ended December 31, 1999, 2000 and 2001, the Company recognized royalties to the Hospital for Special Surgery of $812,832, $1,019,598 and $1,077,281, respectively.

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

         Pursuant to a license agreement between the Company and Accumed, Inc. ("Accumed"), the Company secured a worldwide license to manufacture, use and sell products utilizing Accumed's bipolar hip prosthesis and a license to any rights under any patent that is issued covering Accumed's bipolar hip prosthesis design. The term of this license agreement continues until the expiration of the last patent comprising any part of the Accumed design, unless sooner terminated in accordance with the terms of such agreement. During the period ending on the seventh anniversary of the Company's first sale of a product utilizing the Accumed design, the Company was obligated to pay Accumed an annual royalty of 3.5% of all net receipts from the Company's worldwide sale of products incorporating an Accumed product or design patent licensed to the Company. However, if a patent is not issued within a particular country in which the Company sells products utilizing Accumed's design, the royalty payable is 2% of the Company's net sales of applicable products in such country. Pursuant to the terms of the agreement, royalty payments ceased on, April 6, 1999, the seventh anniversary of the Company's first sale. During the year ended December 31, 1999, the Company paid royalties to Accumed of approximately $6,988.

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

         During October 1996, the Company licensed certain patent technology for development of a modular hip system from Medicine Lodge, Inc. The patent license fees total $360,000, of which $275,000 was paid upon the execution of the agreement and an additional $85,000 was payable at the time of FDA clearance to market the products. Additionally, the original agreement required the Company to issue a stock option for 20,000 shares of the Company's stock. During May 1999, the Company entered into an amendment to this patent agreement. Pursuant to this amendment, the Company paid the additional $85,000 from the original agreement and paid $92,188 in lieu of issuing a stock option for 20,000 shares of the Company's common stock. During 2000 and 2001, the Company paid $9,648 and $36,436, respectively, in royalties pursuant to this agreement.

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

         During 2001, the Company entered into a license agreement with Brighton Partners, Inc. for the purchase of certain product production technology. The licensing fee of $350,000 is payable upon acceptance conditions and issuance of patent. The Company paid $25,000 upon the signing of the agreement.

Research and Development

         During the years ended December 31, 1999, 2000 and 2001, the Company expended $1,621,175, $2,137,978 and $2,210,216, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company's research and development efforts contributed to the introduction of the AcuMatch(R) Cemented Hip System in 1999, the AcuMatch(R) A-Series primary acetabular system, AcuMatch(R) M-Series modular hip system, AcuMatch(R) P-Series press-fit hip system in 2000, as well as the AcuMatch(R) L-Series femoral stem system in 2001. The Company's principal research and development efforts currently relate to product line enhancements to the Optetrak(R) knee system, expansion of the hip product lines, advanced biologic materials and alternative bearing surfaces.

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

Competition

         The orthopaedic implant industry remains highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company and competition is expected to intensify. From time to time, the Company and certain of its competitors have offered significant discounts as a competitive tactic, and may be expected to continue to do so. The Company believes its future operations will depend upon its ability to be responsive to the needs of its customers and to provide high quality products at cost-effective prices. The largest competitors in the orthopaedic implant market are DePuy (a division of Johnson and Johnson), Zimmer Medical Holdings, Howmedica/Osteonics/Stryker, and Biomet, who, according to the Orthopedic Network News, had an estimated aggregate market share of approximately 78% in 2000.

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

         The Company's products have been classified by FDA as Class II devices and, currently, all marketed devices hold valid cleared 510(k) pre-market notifications, including: AuRA(R) Cemented Femoral Stem, Opteon(R) Femoral Stem, MCS(R) Femoral Stem, MCS(R) Acetabular Component, All-Polyethylene Acetabular Component, AcuMatch(R) C-Series Cemented Femoral Stem, AcuMatch(R) L-Series Cemented Femoral Stem, AcuMatch(R) A-Series Acetabular Component, AcuMatch(R) M-Series Modular Femoral Stem, AcuMatch(R) P-Series Press-Fit Femoral Stem, AcuMatch(R) L-Series Press-Fit Femoral Stem, AcuMatch(R) L-Series Unipolar Endoprosthesis, AcuMatch(R) L-Series Bipolar Endoprosthesis, AcuDriver(TM) Automated Osteotome System, Cobalt Chrome Femoral Head, Ziramic(R) Zirconia Ceramic Femoral Head, Optetrak(R) Total Knee System, Optetrak(R) B-Series Total Knee System, PMMA femoral stem centralizers and bone screws.

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

         Product recalls are classified by the FDA into three categories based on potential risk to public safety. A Class I recall is defined as a situation in which the use of a violative product causes reasonable probability of serious adverse health consequences or death. A Class II recall is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. A Class III recall is defined as a situation in which the use of a violative product is not likely to cause adverse health consequences. Prior to 1996, the Company voluntarily initiated three Class III recalls. In 1997, the Company voluntarily initiated one Class II recall. In 2000, the Company voluntarily initiated one Class I recall and two Class II recalls. In 2001, the Company voluntarily initiated two Class II recalls and four recalls as yet unclassified. These voluntary recalls were reported to the FDA and are considered complete and closed.

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

         In July 1991, in part to address concerns regarding the Anti-kickback Statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the Anti-kickback Statute. Some of the Company's relationships do not qualify for safe harbor protection. The fact that a relationship does not qualify for safe harbor protection, however, does not mean that it is illegal, and the Company believes that it is not in violation of the Anti-kickback Statute. If the Company's current or future practices are found to be in violation of the statute, such finding could have a material adverse effect on the Company. Any state or federal regulatory review of the Company, regardless of the outcome, would be both costly and time consuming.

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

Employees

         As of December 31, 2001, the Company employed 119 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

Executive Officers of the Registrant

      The executive officers of the Company, and their ages as of March 13, 2002, are as follows:

Name                          Age   Position
----                          ---   --------
William Petty, M.D.........   59    Chairman of the Board, Chief Executive
                                     Officer, and President

Gary J. Miller, Ph.D.......   54    Executive Vice President, Research and
                                     Director

David W. Petty.............   35    Executive Vice President, Sales and
                                     Marketing and Director

Marc J. Olarsch............   40    Vice President, Sales

Joel C. Phillips...........   34    Chief Financial Officer

Betty Petty................   59    Vice President, Administration and Human
                                     Resources

         William Petty, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has also served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty assumed the additional title of President upon Mr. Seese's resignation.

         Timothy J. Seese has been President and Chief Operating Officer of the Company since March 1991 and a director since April 1991. From October 1987 to December 1990, Mr. Seese served as President and Chief Executive Officer of Meritech, Inc., a development stage company involved with infection control products. From December 1986 to October 1987, he served as President of the Critical Care Monitoring Division of Becton Dickinson and Company, a manufacturer and marketer of medical devices, upon the acquisition of Deseret Medical,

Inc. by Becton Dickinson and Company. From January 1983 to December 1986, he served as Business Unit Director and Director, Marketing and Sales for the Critical Care Business of Deseret Medical, Inc. Division of Warner Lambert, a medical device, pharmaceutical and consumer products company. He received his B.S. in Metallurgical Engineering from the University of Cincinnati and his M.B.A. from Harvard University. Mr. Seese resigned his position as President, Chief Operating Officer and Director effective January 31, 2002 to take a position as President and Chief Executive Officer of Ascension Orthopaedics. Dr. William Petty, the Company's Chief Executive Officer and Chairman of the Board assumed the additional title of President upon Mr. Seese's resignation. Mr. David Petty, the Company's Executive Vice President, Sales and Marketing, has been appointed to fill the vacancy on the Board of Directors created by Mr. Seese's resignation until a new member is elected and qualified.

         Gary J. Miller, Ph.D. was a founder and has been Executive Vice President, Research since February 2000. He was Vice President, Research and Development from 1986 until 2000 and has been a Director since March 1989. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine's Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the United States Food and Drug Administration from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

         David W. Petty has been Executive Vice President, Sales and Marketing since February 2000. He has been employed by the Company in successive capacities in the areas of Operations and Sales and Marketing for the past twelve years, serving as Vice President, Operations from April 1991 until April 1993 and Vice President, Marketing from 1993 until 2000. He also served as a Director from March of 1989 until March of 1996. Mr. Petty received his B.A. from the University of Virginia. He is the son of Dr. and Ms. Petty. Mr. Petty has been appointed to fill the vacancy on the Board of Directors created by Mr. Seese's resignation.

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

         Betty Petty was a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of the Corporation since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the duel capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2000. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty.

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

          On December 27, 2000, a complaint was filed against the Company in the District Court of Buffalo County, Nebraska alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company in the Superior Court of the state of California, San Francisco County, alleging negligence and the improper design of a prosthetic device manufactured by the Company. The case has subsequently been removed to the United States District Court, Northern District of California and remains in the early stages. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in the early stages. The Company is pursuing the defense of this claim vigorously.

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

          Based on the facts known at this time, the Company has provided for reserves for the independent resolution of this matter. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

          The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel delivered its ruling on December 21, 2001 affirming Exactech's exclusive distribution rights to the technology. The Company is in the process of gathering data to assess the extent of the Company's damages. The Company expects another hearing to be held by the panel regarding such damages.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II
-------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "EXAC". The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

                                            High              Low
                                        ------------      ------------
      2000
     --------------------------------------
     First Quarter                            $  20.00         $  11.06
     Second Quarter                              17.00            12.38
     Third Quarter                               19.00            16.00
     Fourth Quarter                              21.50            17.00

     2001
     --------------------------------------
     First Quarter                            $  20.00         $  15.88
     Second Quarter                              17.25            11.00
     Third Quarter                               13.50            11.35
     Fourth Quarter                              16.60            11.00

     2002
     --------------------------------------
     First Quarter (through March 13th)       $  18.50         $  15.05

         No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all future earnings for the operation and expansion of its business and does not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, the Company's financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant.

         As of March 13, 2002, the Company had approximately 217 shareholders of record. There are in excess of 2,626 beneficial owners of the Company's Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                              Year Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                          1997            1998            1999            2000            2001
                                                          ----            ----            ----            ----            ----
Statement of Operations Data:
Net sales                                             $17,648,060     $24,024,356     $32,954,283     $41,925,375     $46,599,351
Cost of goods sold                                      5,844,772       8,469,938      11,558,593      14,561,656      16,186,624
Gross profit                                           11,803,288      15,554,418      21,395,690      27,363,719      30,412,727
Operating expenses:
     Sales and marketing                                4,911,906       5,968,611       8,445,544      11,229,966      12,976,732
     General and administrative                         1,677,878       2,184,564       2,665,035       3,168,029       4,765,246
     Research and development                             937,988       1,271,825       1,621,175       2,137,978       2,210,216
     Depreciation and amortization                        813,200       1,202,000       1,679,676       2,153,807       2,649,957
     Royalties                                            855,415       1,215,956       1,508,098       1,643,378       1,762,326
Total operating expenses                                9,196,387      11,842,956      15,919,528      20,333,158      24,364,477
Income from operations                                  2,606,901       3,711,462       5,476,162       7,030,561       6,048,250
Other income (expense):
     Interest income
        (expense), net                                    200,720         (70,686)       (136,893)       (287,988)       (390,734)
     Loss on disposal of assets                           (50,530)       (120,453)       (155,683)        (68,281)        (79,217)
     Equity in net (loss) income of
        subsidiary                                       (183,909)         13,778               -               -        (131,574)
Income before provision for
     income taxes                                       2,573,182       3,534,101       5,183,586       6,674,292       5,446,725
Provision for income taxes                                997,188       1,406,671       2,016,019       2,494,774       1,987,193
Net income                                              1,575,994       2,127,430       3,167,567       4,179,518       3,459,532
Basic earnings per common share                       $      0.32     $      0.43     $      0.64     $      0.83     $      0.66
Diluted earnings per common share                     $      0.32     $      0.43     $      0.61     $      0.78     $      0.64

                                                  -------------------------------------------------------------------------------
Balance Sheet Data:                                       1997            1998            1999            2000            2001
                                                          ----            ----            ----            ----            ----
Total current assets                                  $16,867,260     $18,055,329     $21,447,309     $29,473,191     $31,665,906
Total assets                                           27,154,836      29,238,120      34,609,406      44,548,568      47,477,575
Total current liabilities                               2,464,461       2,187,582       3,594,627       8,192,866       5,329,849
Total long-term debt, net of current portion            3,912,835       3,906,802       3,600,000       3,300,000       3,000,000
Total liabilities                                       6,811,244       6,754,643       8,169,607      12,912,890      10,097,807
Total common shareholders' equity                      20,343,592      22,483,477      26,439,799      31,635,678      37,379,768

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

         The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

         Exactech, Inc. was founded by an orthopaedic surgeon and bioengineer in November 1985 to develop, manufacture, market and sell orthopaedic implant devices and related surgical instrumentation to hospitals and physicians in the United States and overseas. Exactech's products and services respond to the demands of hospitals and the surgical community in replacing joints which have deteriorated as a result of injury or diseases, such as arthritis.

     Early in its history, the Company's revenues were principally derived from sales of its primary hip replacement systems. In 1999, the Company began a comprehensive design project to integrate concepts of cemented and press-fit hips into one system. That design project produced the AcuMatch(R) Integrated Hip System. Part of the design rationale was to enable all AcuMatch primary femoral components to be implanted using a single set of surgical instruments therefore making the system more efficient and user friendly. Presently, the AcuMatch system features the M-Series Modular Femoral Stem System, the C-Series Cemented Femoral Stem, the P-Series Press Fit Femoral Stem, the L-Series Hip System, and the A-Series Acetabular Components. The Opteon(R) Cemented Stem, the MCS(R) Porous Coated Total Hip System and the AcuMatch Integrated Hip System comprise Exactech's extensive line of hip implant devices.

     In 1995, the Company introduced the primary components of the comprehensive Optetrak(R) knee system. The Optetrak knee system was conceived by Exactech in collaboration with members of its Scientific Advisory Board in cooperation with the Hospital for Special Surgery in New York, an internationally recognized hospital for orthopaedic surgery. The Optetrak system represents a differentiated product based on precision manufacturing techniques and a design which reduces articular contact stress. The Optetrak system is the most modern design of a series of proven knee implants which were first introduced in 1974. In 1997, the Optetrak system was enhanced to include constrained condylar components for revision procedures to replace failed implants and complex primary total knee replacement surgeries.

     In 1998, Exactech introduced Opteform(R), a biologic material for grafting and repairing bone defects, supplied by Regeneration Technologies, Inc.. Full-scale domestic distribution of the Opteform tissue service began during 1999. Opteform is used by surgeons to repair bone by creating osteoinductive and osteoconductive components to aid bone growth.

     In 2001, the Company began distributing a unique bone cement system, Cemex(R), under an exclusive agreement with Italian manufacturer, Tecres S.p.A. The Cemex bone cement system features a self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement.

     To market orthopaedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors that act as the Company's sales representatives. Internationally, the Company's products are marketed through distributors.

      The following table sets forth for the periods indicated information with respect to the dollar amount of sales of the Company's products and the percentages of revenues derived from such sales (dollars in thousands):

                         SALES SUMMARY BY PRODUCT LINE

                                                                             Year Ended
                                        -------------------------------------------------------------------------------------
                                              December 31, 1999            December 31, 2000            December 31, 2001
                                                $             %              $             %              $             %
                                                -             -              -             -              -             -
Knee Products                                 21,259         64.5%         26,109         62.3%         28,214         60.5%
Hip Products                                   5,928         18.0%          8,571         20.5%         10,433         22.4%
Tissue Services                                4,053         12.3%          5,348         12.8%          5,252         11.3%
Instrument Sales and Rental                    1,171          3.6%          1,230          2.9%          1,392          3.0%
Acudriver                                        284          0.8%            230          0.5%            232          0.5%
Bone Cement                                        -          0.0%              -          0.0%            382          0.8%
Miscellaneous                                    259          0.8%            437          1.0%            694          1.5%
                                        ---------------------------  ---------------------------  ---------------------------
Total                                         32,954        100.0%         41,925        100.0%         46,599        100.0%
                                        ===========================  ===========================  ===========================

SALES AND EARNINGS
------------------

      Overall, indicators and trends remain positive except for operating income and the resulting calculations of Earnings Per Share, which decreased primarily as a result of the impact of the arbitration and litigation issues (see Note 6 to the consolidated financial statements).

      Net sales increased by $4,673,976, or 11%, to $46,599,351 in the year ended December 31, 2001 from $41,925,375 in the year ended December 31, 2000. Net sales for the year ended December 31, 2000 increased $8,971,092, or 27%, from $32,954,283 in the year ended December 31, 1999. Domestic sales increased 11% to $38,208,250 in the year ended December 31, 2001 from $34,343,299 in the year ended December 31, 2000, which represented an increase of 28% from $26,785,033 in the year ended December 31, 1999. International sales increased 11% to $8,391,101 in the year ended December 31, 2001 from $7,582,076 in the year ended December 31, 2000, an increase of 23% from $6,169,250 in the year ended December 31, 1999. As a percentage of sales, international sales remained constant at 18% for the years ended December 31, 2000 and December 31, 2001, after decreasing from 19% for the year ended December 31, 1999. The overall increase in net sales in each of the years ended December 31, 2000 and 2001 resulted from growth in the Company's major product lines, both in terms of units and dollars. This continued growth can be attributed to increased market penetration of the Company's products, paced by the Company's line of hip implant products. Sales of hip implant products for the year ended December 31, 2001 increased by 6% on a unit basis and by 22% on a dollar basis from the year ended December 31, 2000, which had increased by 41% on a unit basis and by 45% on a dollar basis from the year ended December 31, 1999. The increase in hip sales for both of the years ended December 31, 2000 and 2001, resulted from increased marketing efforts in support of the product introduction of the Company's comprehensive AcuMatch(R) Integrated Hip System. Sales of knee implant products for the year ended December 31, 2001 increased by 13% on a unit basis and by 8% on a dollar basis, as compared to an increase of 23% on a unit and dollar basis for the year ended December 31, 2000 from the year ended December 31, 1999. The increases in sales of knee implant products reflect a continued market acceptance for the Company's Opetrak(R) knee systems. For the year ended December 31, 2001, the Company experienced a slightly lower average selling price worldwide for knee implants from the year ended December 31, 2000, resulting in lower dollar sales growth as compared to unit sales growth, primarily due to higher international unit sales growth. Hip and knee surgical instrument sales and rentals increased 13% to $1,391,680 in the year ended December 31, 2001, as compared to $1,229,842 in the year ended December 31, 2000, which represented an increase of 5% from $1,170,436 in the year ended December 31, 1999.

      Gross profit increased by $3,049,008, or 11%, to $30,412,727 in the year ended December 31, 2001, from $27,363,719 in the year ended December 31, 2000, which represented an increase of $5,968,029, or 28%, from $21,395,690 in the year ended December 31, 1999. As a percentage of sales, gross profit remained constant at 65.3% in the years ended December 31, 2001 and December 31, 2000, compared to 64.9% in the year ended December 31, 1999. The increase in the gross margin, as a percentage of sales, in the year ended December 31, 2000 was primarily due to reduced unit costs of the Company's products realized because of increased internal manufacturing of components.

         Total operating expenses increased by $4,031,319, or 20%, to $24,364,477 in the year ended December 31, 2001 from $20,333,158 in the year ended December 31, 2000, which represented an increase of $4,413,630, or 28%, from $15,919,528 in the year ended December 31, 1999. As a percentage of sales, operating expenses increased to 52% for the year ended December 31, 2001, as compared to 49% for the year ended December 31, 2000 and 48% for the year ended December 31, 1999.

         Sales and marketing expenses increased by $1,746,766, or 16%, to $12,976,732 in the year ended December 31, 2001, from $11,229,966 in the year ended December 31, 2000, which represented an increase of $2,784,422, or 33%, from $8,445,544 in the year ended December 31, 1999. As a percentage of sales, sales and marketing expenses for the year ended December 31, 2001 increased slightly to 28%, as compared to 27% in the year ended December 31, 2000 and 26% in the year ended December 31, 1999. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions. Sales and marketing expenses increased in both 2000 and 2001, primarily as a result of marketing initiatives in the area of meetings, training, and targeted advertising campaigns. In the year ended December 31, 2001, the Company hosted its first worldwide surgeons conference that was attended by over 200 surgeons from the United States and overseas. For the year ended December 31, 2000, sales and marketing expenses increased primarily as a result of marketing efforts to support new product introductions and expanded training programs for the Company's sales representatives.

         General and administrative expenses increased by $1,597,217, or 50%, to $4,765,246 in the year ended December 31, 2001 from $3,168,029 in the year ended December 31, 2000, which represented an increase of $502,994, or 19%, from $2,665,035 in the year ended December 31, 1999. General and administrative expenses for the year ended December 31, 2001 increased primarily as a result of $1,423,168 of legal expenditures for ongoing arbitration and litigation issues (see Note 6 - Commitments and Contingencies in the accompanying notes to consolidated financial statements). As a percentage of sales, general and administrative expenses increased to 10% for the year ended December 31, 2001, as compared to 8% in each of the years ended December 31, 2000 and December 31, 1999. General and administrative expenses increased in the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily as a result of increased expenditures for infrastructure to support the Company's growth.

         Research and development expenses increased by $72,238, or 3%, to $2,210,216 in the year ended December 31, 2001 from $2,137,978 in the year ended December 31, 2000, which represented an increase of $516,803, or 32%, from $1,621,175 in the year ended December 31, 1999. Product development costs increased slightly in the year ended December 31, 2001 due primarily to the completion in 2000 of efforts associated with comprehensive improvements to the Company's integrated primary hip and modular hip systems. As a percentage of sales, research and development expenses have remained constant at 5% in the years ended December 31, 2001, 2000 and 1999.

         Depreciation and amortization expenses increased by $496,150, or 23%, to $2,649,957 in the year ended December 31, 2001 from $2,153,807 in the year ended December 31, 2000, which represented an increase of $474,131, or 28%, from $1,679,676 in the year ended December 31, 1999. Depreciation and amortization expenses increased in the year ended December 31, 2001 primarily due to the addition of surgical instrumentation and manufacturing equipment. During the year ended December 31, 2001, $3,205,541 of equipment and instrumentation was placed in service, as compared to $4,401,462 of equipment and instrumentation placed in service during the year ended December 31, 2000. The increase in depreciation and amortization expense has resulted from Exactech's continuing commitment to invest in capital for the growth of its customers.

         Royalty expenses increased by $118,948, or 7%, to $1,762,326 in the year ended December 31, 2001 from $1,643,378 in the year ended December 31, 2000, as compared to an increase of $135,280, or 9%, from $1,508,098 in the year ended December 31, 1999. As a percentage of sales, royalty expenses remained constant at 4% for the years ended December 31, 2001 and December 31, 2000, after decreasing from 5% for the year ended December 31, 1999. The smaller increases in royalty expenses for the years ended December 31, 2000 and 2001 were primarily the result of the growth in sales of hip implants and tissue services which incur a lower, or no, royalty rate. During each of the years ended December 31, 1999, 2000 and 2001, the Company recognized royalties to the Hospital for Special Surgery of $812,832, $1,019,598 and $1,077,281, respectively.

         The Company's income from operations decreased by $982,311, or 14%, to $6,048,250 in the year ended

December 31, 2001 from $7,030,561 in the year ended December 31, 2000, which represented an increase of $1,554,399, or 28%, from $5,476,162 in the year ended December 31, 1999. For the year ended December 31, 2001, the decrease was primarily the result of the increase in operating expenses, the largest component being legal charges associated with the Company's arbitration and litigation. For the year ended December 31, 2000, the increase was primarily due to the increase in sales, coupled with an increase in gross margin, along with a relatively flat growth in operating expenses, as a percentage of sales.

         Interest income decreased $13,315, or 27%, to $36,388 in the year ended December 31, 2001 from $49,703 in the year ended December 31, 2000, which represented a decrease of $33,725, or 40%, from $83,428 for the year ended December 31, 1999. For the year ended December 31, 2001, interest expense increased $89,431, or 27%, to $427,122 from $337,691 for the year ended December 31, 2000, which represented an increase of $117,370, or 53%, from $220,321 in the year ended December 31, 1999. For the year ended December 31, 2001, interest income decreased as available cash was used to service current liabilities while interest charges were incurred on borrowing under the Company's credit facility during the year ended December 31, 2000. Similarly, for the year ended December 31, 2000, the decrease in interest income and increase in interest expense was the result of a reduction of cash levels while there was increased borrowing associated with the Company's infrastructure and inventory expansion. The weighted average outstanding principal balance of the Company's long-term debt was approximately $3,550,000, $3,850,000 and $3,906,418 during 2001, 2000 and
1999, respectively. The average outstanding balance has decreased in each of the two years ended December 31, 2001 and December 31, 2000 due to the payment of principal on the outstanding Industrial Revenue Bond (IRB) financing. The weighted average interest rate on such debt was 2.78%, 4.32%, and 3.44% for 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, the Company incurred interest expense on borrowings under an existing short-term line of credit. The average outstanding principal balance on the line of credit was $1,411,340, as compared to $1,207,784 during the year ended December 31, 2000. The weighted average interest rate on the line of credit was 5.93% for the year ended December 31, 2001 as compared to 8.81% for the year ended December 31, 2000.

         Income before provision for income taxes decreased by $1,227,567, or 18%, to $5,446,725 in the year ended December 31, 2001 from $6,674,292 in the year ended December 31, 2000, which represented an increase of $1,490,706, or 29%, from $5,183,586 in the year ended December 31, 1999. The provision for income taxes decreased $507,581, or 20%, to $1,987,193 in the year ended December 31, 2001 from $2,494,774 in the year ended December 31, 2000, which increased $478,755, or 24%, from $2,016,019 in the year ended December 31, 1999. The effective tax rate for the year ended December 31, 2001 was 36.5% as compared to 37.4% for the year ended December 31, 2000 and 38.9% in the year ended December 31, 1999. The decrease in the effective tax rates for each of the years ended December 31, 2001 and 2000 was primarily a result of an increased impact of the research and development credit and foreign sales corporation tax benefits.

         As a result of the foregoing, the Company realized net income of $3,459,532 in the year ended December 31, 2001, a decrease of 17% from $4,179,518 in the year ended December 31, 2000. Net income for the year ended December 31, 2000 represented an increase of 32% as compared to $3,167,567 in the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Since inception, the Company has financed its operations through borrowings, the sale of equity securities and cash flow from operations. At December 31, 2001, the Company had working capital of $26,336,057, as compared to $21,280,325 at December 31, 2000 and $17,852,682 at December 31, 1999. As a
result of operating, investing and financing activities, cash and cash equivalents at December 31, 2001 increased $552,677 to $1,001,000 from $448,323 at December 31, 2000, which was a decrease of $1,192,748 from $1,641,071 at December 31, 1999. For the year ended December 31, 2001, the increase in working capital was primarily the result of an increase in trade receivables of $1,447,046 and a reduction in current liabilities, including a reduction in the short-term line of credit facility of $2,228,883. For the year ended December 31, 2000, the increase in working capital was the result of the increase in inventory in support of new product launches. For the year ended December 31, 1999, the increase in working capital was primarily the result of increases in net sales and income while maintaining a minimal increase in inventory.

         The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $6,000,000. The credit line was extended in January

2001 to increase the available limit to $12,000,000, expiring June 30, 2002. As of December 31, 2001, there was $1,385,566 outstanding under the line of credit as compared to $3,614,449 at December 31, 2000. At December 31, 2001, the Company had outstanding commitments for the purchase of inventory and raw materials of $4,312,430, along with commitments to purchase $276,771 of capital equipment. The Company believes that funds from operations and borrowings under its existing credit facility will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities
--------------------

         Operating activities provided net cash of $4,600,007 in the year ended December 31, 2001, as compared to using net cash of $1,162,408 in the year ended December 31, 2000. For the year ended December 31, 1999, operating activities provided net cash of $4,022,610. In the year ended December 31, 2001, operating activities provided net cash primarily as a result of sales and increases in other liabilities, which increased by $428,537. In the year ended December 31, 2000, operating activities used net cash primarily as a result of the increase in inventory, which increased to $19,397,100 at December 31, 2000, from $11,638,895 at December 31, 1999. In the year ended December 31, 2001, cash used as a result of the increase in trade receivables was $1,447,046 as compared to $1,076,130 during 2000 and $2,340,671 during 1999. Cash used as a result of an increase in inventory for the year ended December 31, 2001 was $200,441 as compared to $7,758,205 in the year ended December 31, 2000 and $106,334 in the year ended December 31, 1999. The large increase in inventory in the year ended December 31, 2000 was primarily the result of purchases associated with the Company's comprehensive revision to its hip implant product lines. For the year ended December 31, 2001 cash required as a result of a decrease in accounts payable was $1,081,161, compared to cash provided as a result of an increase in accounts payable of $804,793 in 2000 and $1,082,356 in 1999.

Investing Activities
--------------------

         During the year ended December 31, 2001, net cash used in investing activities decreased to $3,803,005, as compared to $4,361,150 used during the year ended December 31, 2000, and $3,820,111 used during the year ended December 31, 1999. The decrease in the year ended December 31, 2001 was primarily the result of comparatively fewer purchases of manufacturing equipment and surgical instrumentation.

Financing Activities
--------------------

         For the year ended December 31, 2001, financing activities used net cash of $244,325, as compared to financing activities providing net cash of $4,330,810 for the year ended December 31, 2000 and $775,920 in the year ended December 31, 1999. For the year ended December 31, 2001, the Company used cash of $3,800,000 to pay outstanding long and short-term debt, which was partially offset by proceeds from the issuance of stock providing cash of $2,284,558. Borrowings under the Company's line of credit provided cash of $1,271,117 in the year ended December 31, 2001, as compared to $3,614,449 in the year ended December 31, 2000.

         At December 31, 2001, the Company did not have any off-balance sheet financing arrangements (other than operating leases disclosed in Note 11 of the Notes to the Consolidated Financial Statements) or any unconsolidated, special purpose entities.

CERTAIN RISK FACTORS
--------------------

         Although it is not possible to predict or identify all such factors, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

         . The Company is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of the Company. A significant recall of one or more of the Company's products could have a material adverse effect on the Company's business and financial results. There can be no assurance that such clearances will be granted or that review by government authority will not involve delays materially adversely affecting the marketing and sale of the Company's products.

         . The Company faces uncertainty relating to the availability of third-party reimbursement for its products. The failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business and financial results.

         . The Company is required to incur significant expenditures of resources in order to maintain relatively high levels of inventory. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company's inventory becomes obsolete, it would have a material adverse effect on the Company's business and financial results.

         . The Company conducts business in a highly competitive industry. The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network, and price. In addition, the Company faces competition for regional sales representatives within the medical community. There can be no assurance that the Company will be able to compete successfully.

         . The Company's success is partially dependent upon its ability to successfully market new and improved products and the market acceptance of those products. The failure of its products to gain market acceptance would be likely to have a material adverse effect on the Company's business and financial results. There can be no assurance that new or improved products will gain market acceptance.

         . The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. There can be no assurance that federal or state regulatory authorities will not challenge the Company's current or future activities under these laws. Any challenge by those regulatory authorities could have a material adverse effect on the Company's business or financial results. Any state or federal regulatory review of the Company, regardless of the outcome, would be costly and time consuming.

         . The Company holds patents on specific designs and processes which can provide it with a competitive advantage. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that any patent applications will result in issued patents, that patents will not be circumvented or invalidated, or that the parties from whom the Company has licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology.

         . The Company relies on trade secrets and proprietary know-how. The Company employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements. There can be no assurance that those confidential or proprietary information agreements will not be breached, that the Company would have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

         . The Company is required to make significant royalty payments under license agreements. There can be no assurance that the Company will have the funds to make those royalty payments or that the payment of those royalties will not have a material adverse effect on the Company's results of operation.

         . The Company must devote substantial resources to research and development. There can be no assurance that the Company will be successful in developing competitive new products and/or improving existing products so that its products remain competitive and avoid obsolescence.

         . The Company is subject to potential product liability risks which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. No assurance can be given that the Company will not face claims resulting in substantial liability for which the Company is not fully insured or that the Company will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company's business and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
-----------------------------------------------------------

      Certain matters discussed with this report contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products, the outcome of arbitration and litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of December 31, 2001.

                                            2002          2003           2004          2005        Thereafter        Total
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
      at variable interest rate       $  1,000,000                                                              $    1,000,000
Weighted average interest rate                 2.7%

Liabilities

Line of credit at variable
      interest rate                   $  1,385,566                                                              $    1,385,566
Weighted average interest rate                 5.9%

Industrial Revenue Bond at
      variable interest rate          $    300,000   $   300,000   $    300,000   $    300,000  $   2,100,000   $    3,300,000
Weighted average interest rate                 2.8%          2.8%           2.8%           2.8%           2.8%
-------------------------------------------------------------------------------------------------------------------------------

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
         Independent Auditors' Report                                                                       25

         Consolidated Balance Sheets as of December 31, 2000 and 2001                                       26

         Consolidated Statements of Income for the Years Ended
                  December 31, 1999, 2000 and 2001                                                          27

         Consolidated Statement of Changes in Shareholders' Equity for the Years Ended
                  December 31, 1999, 2000 and 2001                                                          28

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 2000 and 2001                                                          29

         Notes to Consolidated Financial Statements for the Years Ended
                  December 31, 1999, 2000 and 2001                                                          30

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
  of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiary (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Certified Public Accountants
Jacksonville, Florida
February 14, 2002

EXACTECH, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                             2000                    2001
                                                                                        ----------------        ---------------
ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                                                      $        448,323        $     1,001,000
         Trade receivables (net of allowance of $381,041 and $373,262)                         9,055,611             10,502,657
         Refundable income taxes                                                                 156,314                      -
         Prepaid expenses and other assets, net                                                  234,439                275,452
         Inventories                                                                          19,397,100             19,597,541
         Deferred tax assets                                                                     181,404                289,256
                                                                                        ----------------        ---------------
             Total current assets                                                             29,473,191             31,665,906

     PROPERTY AND EQUIPMENT:
         Land                                                                                    462,629                462,629
         Machinery and equipment                                                               5,873,964              6,523,595
         Surgical instruments                                                                  9,420,782             11,513,487
         Furniture and fixtures                                                                  530,406                551,837
         Facilities                                                                            3,595,476              3,595,476
                                                                                        ----------------        ---------------
             Total property and equipment                                                     19,883,257             22,647,024
         Accumulated depreciation                                                             (5,900,006)            (7,860,860)
                                                                                        ----------------        ---------------
             Net property and equipment                                                       13,983,251             14,786,164

     OTHER ASSETS:
         Product licenses and designs, net                                                       305,195                273,096
         Deferred financing costs, net                                                           121,221                108,216
         Investment in joint venture                                                                   -                 13,999
         Advances and deposits                                                                   143,646                143,526
         Patents and trademarks, net                                                             522,064                486,668
                                                                                        ----------------        ---------------
             Total other assets                                                                1,092,126              1,025,505
                                                                                        ----------------        ---------------
TOTAL ASSETS                                                                            $     44,548,568        $    47,477,575
                                                                                        ================        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                                               $      3,223,295        $     2,142,134
         Income taxes payable                                                                          -                 18,490
         Line of credit                                                                        3,614,449              1,385,566
         Current portion of long-term debt                                                       300,000                300,000
         Commissions payable                                                                     565,377                672,018
         Royalties payable                                                                       399,973                453,020
         Other liabilities                                                                        89,772                358,621
                                                                                        ----------------        ---------------
             Total current liabilities                                                         8,192,866              5,329,849

     LONG-TERM LIABILITIES:
         Deferred tax liabilities                                                              1,420,024              1,767,958
         Long-term debt, net of current portion                                                3,300,000              3,000,000
                                                                                        ----------------        ---------------
             Total long-term liabilities                                                       4,720,024              4,767,958
                                                                                        ----------------        ---------------
             Total liabilities                                                                12,912,890             10,097,807

     COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

     SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value; 15,000,000 shares authorized,
             5,101,848 and 5,323,809 shares issued and outstanding                                51,018                 53,238
         Additional paid-in capital                                                           16,818,568             19,100,906
         Retained earnings                                                                    14,766,092             18,225,624
                                                                                        ----------------        ---------------
             Total shareholders' equity                                                       31,635,678             37,379,768
                                                                                        ----------------        ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $     44,548,568        $    47,477,575
                                                                                        ================        ===============

See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                   1999                  2000                  2001
                                                             ----------------      ----------------      ----------------
NET SALES                                                    $     32,954,283      $     41,925,375      $     46,599,351

COST OF GOODS SOLD                                                 11,558,593            14,561,656            16,186,624
                                                             ----------------      ----------------      ----------------

              Gross profit                                         21,395,690            27,363,719            30,412,727

OPERATING EXPENSES:
      Sales and marketing                                           8,445,544            11,229,966            12,976,732
      General and administrative                                    2,665,035             3,168,029             4,765,246
      Research and development                                      1,621,175             2,137,978             2,210,216
      Depreciation and amortization                                 1,679,676             2,153,807             2,649,957
      Royalties                                                     1,508,098             1,643,378             1,762,326
                                                             ----------------      ----------------      ----------------
              Total operating expenses                             15,919,528            20,333,158            24,364,477
                                                             ----------------      ----------------      ----------------

INCOME FROM OPERATIONS                                              5,476,162             7,030,561             6,048,250

OTHER INCOME (EXPENSE):
      Interest income                                                  83,428                49,703                36,388
      Interest expense                                               (220,321)             (337,691)             (427,122)
      Loss on disposal of assets                                     (155,683)              (68,281)              (79,217)
      Equity in net loss of joint venture                                   -                     -              (131,574)
                                                             ----------------      ----------------      ----------------
              Total other (expense) income                           (292,576)             (356,269)             (601,525)
                                                             ----------------      ----------------      ----------------

INCOME BEFORE PROVISION FOR
      INCOME TAXES                                                  5,183,586             6,674,292             5,446,725

PROVISION FOR INCOME TAXES
      Current                                                       1,701,298             2,231,134             1,747,111
      Deferred                                                        314,721               263,640               240,082
                                                             ----------------      ----------------      ----------------
                                                                    2,016,019             2,494,774             1,987,193

                                                             ----------------      ----------------      ----------------
NET INCOME                                                   $      3,167,567      $      4,179,518      $      3,459,532
                                                             ================      ================      ================

BASIC EARNINGS
      PER COMMON SHARE                                       $           0.64      $           0.83      $           0.66
                                                             ================      ================      ================

DILUTED EARNINGS
      PER COMMON SHARE                                       $           0.61      $           0.78      $           0.64
                                                             ================      ================      ================

See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                          Additional                               Total
                                                  Common Stock              Paid-In           Retained         Shareholders'
                                             Shares         Amount          Capital           Earnings            Equity
                                             ------         ------          -------           --------            ------
Balance, December 31, 1998                 4,907,163       $  49,072    $   15,015,398     $    7,419,007     $  22,483,477

      Issuance of common stock                   700               7             6,993                                7,000
      Exercise of stock options               29,107             291           155,600                              155,891
      Exercise of warrants                    66,542             665           559,363                              560,028
      Issuance of common stock
         under the Company's
         Employee Stock Purchase Plan          4,567              46            47,709                               47,755
      Tax benefit from exercise of
         stock options                                                          18,081                               18,081
      Net income                                                                                3,167,567         3,167,567
                                          ----------       ---------    --------------     --------------     -------------
Balance, December 31, 1999                 5,008,079          50,081        15,803,144         10,586,574        26,439,799

      Issuance of common stock                   922               9            12,306                               12,315
      Exercise of stock options               21,856             218           128,259                              128,477
      Exercise of warrants                    58,488             585           654,481                              655,066
      Issuance of common stock
         under the Company's
         Employee Stock Purchase Plan         12,503             125           131,802                              131,927
      Compensation benefit of
         non-qualified stock options                                             5,089                                5,089
      Tax benefit from exercise of
         stock options                                                          83,487                               83,487
      Net income                                                                                4,179,518         4,179,518
                                          ----------       ---------    --------------     --------------     -------------
Balance, December 31, 2000                 5,101,848          51,018        16,818,568         14,766,092        31,635,678

      Issuance of common stock                   883               9            15,991                               16,000
      Exercise of stock options              136,541           1,366         1,047,306                            1,048,672
      Exercise of warrants                    72,737             727           813,927                              814,654
      Issuance of common stock
         under the Company's
         Employee Stock Purchase Plan         11,800             118           134,928                              135,046
      Compensation benefit of
         non-qualified stock options                                             8,724                                8,724
      Tax benefit from exercise of
         stock options                                                         261,462                              261,462
      Net income                                                                                3,459,532         3,459,532
                                          ----------       ---------    --------------     --------------     -------------
Balance, December 31, 2001                 5,323,809       $  53,238    $   19,100,906     $   18,225,624     $  37,379,768
                                          ==========       =========    ==============     ==============     =============

See notes to consolidated financial statements

EXACTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

                                                                                1999               2000               2001
                                                                          --------------     --------------     ---------------
OPERATING ACTIVITIES:
       Net income                                                         $    3,167,567     $    4,179,518     $     3,459,532
       Adjustments to reconcile net income to net
            cash provided by (used in) operating activities :
            Depreciation and amortization                                      1,754,370          2,289,835           2,842,797
            Loss on disposal of equipment                                        155,683             68,281              79,217
            Equity in net loss of joint venture                                        -                  -             131,574
            Deferred income taxes                                                314,721            263,640             240,082
            Increase in trade receivables                                     (2,340,671)        (1,076,130)         (1,447,046)
            Increase in inventories                                             (106,334)        (7,758,205)           (200,441)
            (Increase) decrease in prepaids and other assets                     (60,533)            20,225             (27,888)
            Decrease (increase) in refundable income taxes                        24,729           (133,362)            174,804
            Increase (decrease) in accounts payable                            1,082,356            804,793          (1,081,161)
            Increase in other liabilities                                         30,722            178,997             428,537
                                                                          --------------     --------------     ---------------
                  Net cash provided by (used in) operating activities          4,022,610         (1,162,408)          4,600,007
                                                                          --------------     --------------     ---------------
INVESTING ACTIVITIES:
       Purchase of product licenses and designs                                 (150,000)                 -             (25,000)
       Purchases of property and equipment                                    (4,349,916)        (4,307,299)         (3,602,782)
       Investment in joint venture                                                     -                  -            (145,573)
       Change in unexpended industrial revenue bond proceeds                     856,992                  -                   -
       Cost of patents and trademarks                                           (177,187)           (53,851)            (29,650)
                                                                          --------------     --------------     ---------------
                  Net cash used in investing activities                       (3,820,111)        (4,361,150)         (3,803,005)
                                                                          --------------     --------------     ---------------
FINANCING ACTIVITIES:
       Net proceeds from borrowing (payments) on line of credit                        -          3,614,449          (2,228,883)
       Principal payments on debt                                                      -           (300,000)           (300,000)
       Principal payments on capital lease obligations                           (12,835)                 -                   -
       Proceeds from issuance of common stock                                    788,755          1,016,361           2,284,558
                                                                          --------------     --------------     ---------------
                  Net cash provided by (used in) financing activities            775,920          4,330,810            (244,325)
                                                                          --------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             978,419         (1,192,748)            552,677

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                                    662,652          1,641,071             448,323
                                                                          --------------     --------------     ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $    1,641,071     $      448,323     $     1,001,000
                                                                          ==============     ==============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for:
            Interest                                                      $      217,683     $      338,371     $       331,428
            Income taxes                                                       1,658,488          2,307,546           1,466,115
       Noncash investing and financing activities:
            Relief of compensation accrual on issuance of stock                    5,971                  -                   -

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

1.       ORGANIZATION

         The consolidated financial statements include the amounts of Exactech, Inc. and its wholly-owned subsidiary, Exactech International, Inc. (collectively referred to as the "Company"). All significant intercompany items have been eliminated. The Company was organized in 1985 to develop and market orthopaedic implant devices. In 1987, the Company began marketing its first product, a total hip replacement system. In 1995, the Company began marketing a knee system. In 1999, the Company began full domestic distribution of a licensed tissue service. In 2001, the Company began distribution of a bone cement system under an agreement. The Company's principal market is the United States; however, international markets represent approximately eighteen percent of the Company's business. During 1999, Exactech International, Inc., a Foreign Sales Corporation, was founded to act as agent on behalf of Exactech for international sales transactions. All sales to international distributors are billed payable in U.S. Dollars and are not subject to foreign currency risks. In 2001, the Company entered into an agreement for a joint-venture in the Peoples Republic of China (Taiwan). The Company accounts for its investment in the joint-venture under the equity method.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents -- Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds, overnight repurchase agreements, and other short-term investments with a maturity of 90 days or less at the time of purchase.

         Concentration of Credit Risk - The Company's accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 120 days. The Company performs credit evaluations on its customers and generally does not require collateral.

         Financial Instruments - The Company's financial instruments include cash and cash equivalents, trade receivables and debt. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

         Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This impairment adjustment establishes a new cost basis for such inventory and is not subsequently recovered through income. The following table summarizes inventory classification as of December 31,

         ------------------------------------------------

                                  2000            2001

         Raw materials       $  3,377,106    $  2,086,586
         Work in process          311,232         199,952
         Finished goods        15,708,762      17,311,003
                             ------------    ------------
                             $ 19,397,100    $ 19,597,541
                             ============    ============
         ------------------------------------------------

         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to thirty-nine years. Depreciation expense for the years ended December 31, 1999,

         2000 and 2001 was $1,562,456, $2,037,420 and $2,527,812, respectively.
         Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years. Periodically, management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

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

         Deferred Financing Costs - Deferred financing costs are stated net of accumulated amortization of $40,560 at December 31, 2000 and $78,510 at December 31, 2001. These costs are amortized to interest expense over the expected life of the underlying debt.

         Patents and Trademarks - Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $387,930 at December 31, 2000 and $510,075 at December 31, 2001.

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

         Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

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

         Reclassifications - Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 141 on July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 142 and SFAS 144 effective January 1, 2002, and SFAS 143 effective January 1, 2003. It does not appear the adoption of SFAS 142, SFAS 143 or SFAS 144 will have a material impact on the Company's financial position, results of operations or cash flows.

3.       INCOME TAXES

         The provision for income taxes consists of the following:

           Current:                        1999          2000          2001
                                       -----------   -----------   -----------
             Federal                   $ 1,318,286   $ 1,752,842   $ 1,381,248
             State                         383,012       478,292       365,863
                                       -----------   -----------   -----------
                 Total current           1,701,298     2,231,134     1,747,111

           Deferred:
             Federal                       243,219       209,946       191,186
             State                          71,502        53,694        48,896
                                       -----------   -----------   -----------
                 Total deferred            314,721       263,640       240,082
                                       -----------   -----------   -----------

                 Total provision       $ 2,016,019   $ 2,494,774   $ 1,987,193
                                       ===========   ===========   ===========

         A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 1999, 2000 and 2001 follows:

                                                                     1999       2000      2001
                                                                    ------     ------    ------
         Statutory Federal rate                                      34.0%      34.0%     34.0%
         State income taxes (net of Federal income tax benefit)       5.3%       5.3%      5.3%
         Other                                                       -0.4%      -1.9%     -2.8%
                                                                    ------     ------    ------
                                                                     38.9%      37.4%     36.5%
                                                                    ======     ======    ======

         The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 1999, 2000, and 2001 are as follows:

                                                                      1999           2000            2001
                                                                  -----------    ------------    -----------
         Deferred tax liabilities:
               Basis difference in property and equipment         $ 1,111,392     $ 1,392,592    $ 1,747,888
               Basis difference in patents                             25,059          27,432         20,070
                                                                  -----------    ------------    -----------
                     Gross deferred tax liabilities                 1,136,451       1,420,024      1,767,958
                                                                  -----------    ------------    -----------

         Deferred tax assets:
               Capital loss carryover                                  82,313          82,313         82,313
               Valuation allowance of capital loss carryover          (58,745)        (82,313)       (82,313)
               Accrued liabilities not currently deductible           137,903         181,404        289,256
                                                                  -----------    ------------    -----------
                     Gross deferred tax assets                        161,471         181,404        289,256
                                                                  -----------    ------------    -----------

                     Net deferred tax liabilities                 $   974,980     $ 1,238,620    $ 1,478,702
                                                                  ===========    ============    ===========

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

4.       DEBT

         Long-term debt consists of the following as of December 31, 2000 and 2001:

                                                                                       2000          2001
                                                                                    -----------   -----------
         Industrial Revenue Bond payable in annual                                  $ 3,600,000   $ 3,300,000
         principal installments as follows:  $300,000 per year from
         2000-2006; $200,000 per year from 2007-2013; $100,000 per
         year from 2014-2017; monthly interest payments based on
         adjustable rate as determined by the bonds remarketing
         agent based on market rate fluctuations (1.75% as of
         December 31, 2001); proceeds used to finance construction
         of current facility

                                                                                    -----------   -----------
            Total long-term debt                                                    $ 3,600,000   $ 3,300,000
            Less current portion                                                       (300,000)     (300,000)
                                                                                    -----------   -----------
                                                                                    $ 3,300,000   $ 3,000,000
                                                                                    ===========   ===========

         The following is a schedule of debt maturities as of December 31, 2001:

                                                              Long-Term
                                                                Debt
                                                             -----------
           2002                                              $   300,000
           2003                                                  300,000
           2004                                                  300,000
           2005                                                  300,000
           2006                                                  300,000
           Thereafter                                          1,800,000
                                                             -----------
                                                             $ 3,300,000
                                                             ===========

         Industrial Revenue Bond Note Payable

         In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2001. Due to the variable nature of the note, the balance of the note payable approximates fair value.

         Line of Credit

         The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and WIP inventory) and 25% of inventory on consignment or $6,000,000. The credit line was extended in January 2001 to increase the available limit to $12,000,000, expiring June 30, 2002. As of December 31, 2001, there was $1,385,566 outstanding under the line of credit at a varying interest rate of 3.88%.

5.       RELATED PARTY TRANSACTIONS

         The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials and equipment used in the ongoing production of its products. In 1999, the agreement required the purchase of tooling dies in the amount of $91,250 and provided for special purchasing terms for the Company. In 2001, the Company entered into a purchase agreement to acquire the license of a certain proprietary production technology for the sum of $350,000. The Company paid $25,000 upon signing of the agreement. Some of the Company's officers and directors have ownership interest in Brighton Partners, Inc. Purchases of raw materials and equipment associated with these agreements totaled $418,625, $849,035 and $668,059 in 1999, 2000 and
         2001, respectively.

         In January 1997, the Company entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 1999, 2000 and 2001, the Company paid Dr. Burstein $135,000 in each year as compensation under the consulting agreement.

         The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of the Company's net sales of such products outside the United States. During the years ended December 31, 1999, 2000 and 2001, the Company paid royalties aggregating $182,349, $223,654 and $241,904, respectively, pursuant to these consulting agreements.

6.       COMMITMENTS AND CONTINGENCIES

         Legal - In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On December 27, 2000, a complaint was filed against the Company in the District Court of Buffalo County, Nebraska alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company in the Superior Court of the state of California, San Francisco County, alleging negligence and the improper design of a prosthetic device manufactured by the Company. The case has subsequently been removed to the United States District Court, Northern District of California and remains in the early stages. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in the early stages. The Company is pursuing the defense of this claim vigorously.

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

         Based on the facts known at this time, the Company has provided for reserves for the independent resolution of this matter. There can be no assurances as to the adequacy of these reserves. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

         The Company is a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In the proceeding, the Company has asserted that RTI is violating the exclusivity provisions of the agreement by engaging in the distribution of certain products utilizing that technology. A hearing as to liability was held before the arbitration panel in July 2001. The panel delivered its ruling on December 21, 2001 affirming Exactech's exclusive distribution rights to the technology. The Company is in the process of gathering data to assess the extent of the Company's damages. The Company expects another hearing to be held by the panel regarding such damages.

         The Company's insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future.

         Purchase Commitments - At December 31, 2001, the Company had outstanding commitments for the purchase of inventory and raw materials of $4,312,430, along with commitments to purchase $276,771 of capital equipment.

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

         Total assets not identified with a specific segment (in thousands of dollars) were $16,670, $17,065 and $19,431 at December 31, 1999, 2000 and 2001, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                                            (in thousands)
                                         ---------------------------------------------------------------------------------------
                                                                                   Tissue
     Year ended December 31,                    Knee               Hip            Services             Other             Total
     ---------------------------------------------------------------------------------------------------------------------------
       1999
     Net Sales                                $ 21,259           $ 5,928           $ 4,053            $ 1,714          $ 32,954
     Segment profit from operations              2,970             1,018               994                494             5,476
     Total assets, net                          11,706             5,213               630                390            17,939
     Capital expenditures                        1,783               798               509                107             3,197
     Depreciation and amortization               1,028               476                84                 92             1,680

       2000
     Net Sales                                $ 26,109           $ 8,571           $ 5,348            $ 1,897          $ 41,925
     Segment profit from operations              4,426             1,438             1,146                 21             7,031
     Total assets, net                          17,114             8,468             1,228                675            27,484
     Capital expenditures                        6,389             3,833               633                360            11,214
     Depreciation and amortization               1,266               668               117                103             2,154

       2001
     Net Sales                                $ 29,289           $10,677           $ 5,252            $ 1,381          $ 46,599
     Segment profit (loss) from operations       3,854             1,570               919               (295)            6,048
     Total assets, net                          15,570            10,848               927                702            28,047
     Capital expenditures                         (432)            3,105              (261)               106             2,517
     Depreciation and amortization               1,524               875               127                123             2,650
     --------------------------------------------------------------------------------------------------------------------------

     Major Customer and Foreign Operations

     During the years ended December 31, 1999, 2000 and 2001, approximately 6%, 5% and 4%, respectively, of the Company's sales were derived from a major hospital customer. During each of the years ended December 31, 1999, 2000, and 2001, the Company's Spanish distributor accounted for approximately 13%, 11% and 9%, respectively, of the Company's sales. Geographic distribution of the Company's sales are summarized in the following table:

     ---------------------------------------------------------------------------
     Year ended December 31,                 1999          2000         2001
     Domestic sales revenue              $26,785,033   $34,343,299  $38,208,250
     Sales revenue from Spain              4,223,750     4,736,812    4,260,069
     Other international sales revenue     1,945,500     2,845,264    4,131,032
                                         -----------   -----------  -----------
          Total Sales Revenue            $32,954,283   $41,925,375  $46,599,351
                                         ===========   ===========  ===========
     ---------------------------------------------------------------------------

8.   PENSION PLAN

     The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company's total contributions to this plan during 1999, 2000 and 2001 were $56,329, $99,951 and $116,718, respectively.

9.   LICENSE AND SUBLICENSE AGREEMENTS

     During 1997, the Company licensed certain technology. The license fees total $250,000, of which $100,000 was paid upon the execution of the agreement and an additional $150,000 was paid during 1999 at the time the licensor produced a developed product. The cost of the license agreement is being amortized over fifteen years, the period of its estimated economic benefit. Accumulated amortization related to this license agreement was $51,300 at December 31, 2000 and $68,400 at December 31, 2001.

     During 2001, the Company licensed certain technology. The license fees total $350,000, of which $25,000 was paid upon execution of the agreement and an additional sum of $175,000 is due upon completion of the first production article, with a final payment of $150,000 due upon issuance of US Letters of Patent. The cost of the license agreement is due to be amortized over ten years, the period of its estimated economic benefit.

10.  COMMON SHAREHOLDERS' EQUITY

     Earnings Per Share: The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

                                       1999                                  2000                                   2001
                          Income        Shares                  Income        Shares                   Income        Shares
                          (Numer-       (Denom-      Per        (Numer-       (Denom-      Per         (Numer-       (Denom-    Per
                           ator)        inator)     Share        ator)        inator)     Share         ator)        inator)   Share
                       ------------------------------------  -------------------------------------  --------------------------------
     Net income         $3,167,567                            $4,179,518                             $3,459,532

     Basic EPS:
     Net income         $3,167,567     4,960,220   $0.64      $4,179,518    5,060,101    $0.83       $3,459,532    5,238,426   $0.66
                                                   =====                                 =====                                 =====

     Effect of dilutive
        securities:
           Stock options                 199,103                              278,605                                174,321
           Warrants                       18,874                               29,161                                  5,633

     Diluted EPS:

     Net income plus
     assumed conversions  $3,167,567     5,178,197   $0.61    $4,179,518    5,367,867    $0.78       $3,459,532    5,418,380   $0.64
                                                     =====                               =====                                 =====



         For the year ended December 31, 1999, options to purchase 5,000 shares of common stock at a price of $13.06 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2000, options to purchase 79,213 shares of common stock at a price of $18.81 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2001, options to purchase 116,038 shares of common stock at a prices ranging from $14.62 to $18.81 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

         A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of December 31, 1999, 2000 and 2001, and changes during the years ending on those dates is presented below:

                                                  1999                               2000                         2001
                                       -------------------------------  ------------------------------  --------------------------
                                                      Weighted Avg                     Weighted Avg                  Weighted Avg
                                         Options     Exercise Price      Options      Exercise Price    Options     Exercise Price
                                       -------------------------------  ------------------------------  --------------------------
          Outstanding - January 1           557,945           $ 7.27        567,174          $  7.89       636,511       $  9.56
          Granted                            80,086            11.14        109,213            17.25        43,625         15.85
          Exercised                         (29,107)            5.07        (21,856)            5.88      (136,541)         7.68
          Expired                           (41,750)            7.76        (18,020)            8.13       (12,440)         9.11
                                         ----------                        --------                       --------
          Outstanding - December 31         567,174             7.89        636,511             9.56       531,155         10.57
                                         ==========                        ========                       ========

          Options exercisable               372,695           $ 7.30        473,468          $  7.99       469,065       $ 10.19
                 at year end

          Weighted average fair value
               per share of options
               granted during the year                        $ 6.33                         $ 13.53                     $ 12.54

         The following table summarizes information about fixed stock options outstanding at December 31, 2001:

            Exercise       Options           Options      Weighted Average
           Price Range   Outstanding       Exercisable     Remaining Life
          ------------   -----------       -----------    ----------------
         $ 3.28 -  6.67      88,831           88,831            2.70
           7.13 -  7.75      29,280           21,840            4.65
           8.00 -  8.00     179,420          179,420            4.41
           9.00 - 11.69      82,086           61,791            5.08
          12.25 - 16.40      45,000           27,600            7.93
          17.00 - 17.25      28,625           18,000            9.29
          18.81 - 18.81      77,913           71,583            8.95
                           --------         --------           -----
          Total             531,155          469,065            5.47
                           ========         ========           =====

         Remaining non-exercisable options as of December 31, 2001 become exercisable as follows:

                    2002             31,188
                    2003             12,718
                    2004              7,852
                    2005              6,507
                    2006              3,825
                                   --------
                                     62,090
                                   ========

         Employee Stock Purchase Plan:

         The Company sponsors an Employee Stock Purchase Plan which allows participants to purchase shares of the Company's common stock at a fifteen percent (15%) discount via payroll deduction. This plan became effective July 1, 1999, 125,000 shares are reserved for issuance under the plan. Employees participating in this plan purchased 4,567, 12,503 and 11,800 shares in the years ended December 31, 1999, 2000 and 2001, respectively.

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

         For each of the years ended December 31, 1999 and 2001, the Company did not grant options for shares of the Company's common stock to non-employees

         For the year ended December 31, 2000, the Company granted options for 4,500 shares of the Company's common stock to non-employees with a fair value of $14.63 per share.

         If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1999, 2000 and 2001 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a basic and diluted basis would have been adjusted to the pro forma amounts indicated below:


                                     1999              2000             2001
                                  -----------     ------------       -----------
Net earnings        As reported   $ 3,167,567      $ 4,179.518       $ 3,459,532
                    Pro forma       2,645,565        3,563,679         2,544,457

Earnings per share  As reported
                      Basic       $      0.64      $      0.83       $      0.66
                      Diluted            0.61             0.78              0.64

                    Pro forma
                      Basic       $      0.53      $      0.70       $      0.49
                      Diluted            0.51             0.66              0.47

         Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

         Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 64, 74 and 70 percent, risk-free interest rates of 6.2,
         5.1 and 5.1 percent, and expected lives of 5, 5 and 5 years.

11.      OPERATING LEASES

         In June 2000, the Company entered into an operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, to serve as the Company's Distribution Center and warehouse. The initial term of the lease is for a period of three years, commencing August 1, 2000.

         The Company maintains an operating lease with Pitney Bowes for a postage meter, with automatically renewable two-year terms.

         The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of December 31, 2001:


         Year Ending December 31,

              2002       $  41,698
              2003          24,234
                         ---------
                         $  65,932
                         =========

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and December 31, 2001. All dollar amounts are in thousands, except per share amounts:

                                                      Quarter
                                    First       Second       Third     Fourth   Total
----------------------------------------------------------------------------------------
2000
Net sales                         $ 10,305       $ 10,916    $ 9,820  $ 10,884  $ 41,925
Gross profit                         6,647          7,120      6,565     7,032    27,364
Net income                             925          1,115        961     1,179     4,180
Basic EPS                             0.18           0.22       0.19      0.23      0.83
Diluted EPS                           0.17           0.21       0.18      0.22      0.78

2001
Net sales                         $ 11,546      $ 11,802     $ 11,269 $ 11,982  $ 46,599
Gross profit                         7,494         7,553        7,381    7,985    30,413
Net income                           1,048           370          775    1,267     3,460
Basic EPS                             0.20          0.07         0.15     0.24      0.66
Diluted EPS                           0.19          0.07         0.14     0.23      0.64
----------------------------------------------------------------------------------------

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Management" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

         regarding purchase of 8% debentures and warrants(1)
10.19 First Mortgage Deed and Promissory Note, each dated September 27, 1994, executed by the Registrant in favor of American National Bank of Florida(1)
10.20 Shareholders' Agreement, dated July 19, 1995, between the Registrant and Edoardo Caminita in connection with the formation of Techmed S.p.A.(1)
10.21 Small Business Cooperative Research and Development Agreement, dated December 31, 1995, between the Registrant and The Regents for the University of California, Lawrence Livermore National Laboratory(1)
10.22 Business Lease, dated July 1, 1995, between the Registrant and BCB Partnership(1)
10.23 Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)
10.24 Consulting Agreement, dated January 1, 1993, between the Registrant and William Murray, M.D.(1)
10.25 Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(1)
10.26 Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)
10.27 Consulting Agreement, dated January 1, 1993, between the Registrant and Gary J. Miller, Ph.D.(1)
10.28 Consulting Agreement, dated as of November 1, 1993, between the Registrant and Virginia Mason Clinic (regarding Raymond P. Robinson, M.D.)(1)
10.29 Manufacturers Representative Agreement, dated January 1, 1996, between the Registrant and Prince Medical, Inc.(1)
10.30 Distribution Agreement, dated as of January 1, 1996, between the Registrant and Precision Instruments, Inc.(1)
10.31 Manufacturers Representative Agreement, dated January 31, 1996, between the Registrant and Futur-Tek, Inc.(1)
10.32 Distribution Agreement, dated October 5, 1995, between the Registrant and Techmed S.p.A.(1)
10.33 Distribution Agreement, dated January 1, 1994, between the Registrant and Akaway Medical Co., Ltd.(1)
10.34 Distribution Agreement between the Registrant and MBA Del Principado, S.p.A.(1)
10.35 Distribution Agreement, dated February 1, 1993, between the Registrant and Yu Han Meditech(1)
10.36 Distribution Agreement, dated October 31, 1995, between the Registrant and Buro Ortopedik-Thbbi Malzemeler Ithalat Ihracat Tic. Ltd. (1)
10.37 Technology License Agreement, dated as of August 5, 1991, between the Registrant and Accumed, Inc.(1)
10.38 License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)
10.39 Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)
10.40 License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)
10.41 Assignment of Patent, dated November 20, 1995, executed by Phillip H. Cripe in favor of the Registrant(1)
10.42 United States Patent No. 5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.43 United States Patent No. 5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.44    Assignment, dated July 28, 1990, of Locking Surgical Tool Handle
         System patent(1)
10.45 United States Patent No. 5,263,988 for Bipolar Endoprosthesis dated November 23, 1993(1)
10.46 United States Patent No. 5,152,799 for Prosthetic Femoral Stem dated October 6, 1992(1)
10.47    Assignment, dated October 31, 1991, of Femoral Stem patent(1)
10.48 Application for United States Patent for an Improved Intramedullary Alignment Guide(1)
10.49 Application for United States Patent for Hole Caps for Prosthetic Implants(1)
10.50 Tolling Agreement, dated April 3, 1995, between the Registrant and Joint Medical Products Corporation(1)
10.51 Patent Agreement, dated October 9, 1995, between the Registrant and Phillip H. Cripe(1)
10.52 Letter Agreements dated March 8, 1993 and April 13, 1993 between the Registrant and Ridgeway Construction(1)
10.53 Letter Agreements dated April 12, 1993 between the Registrant and Bosshardt Realty Services, Inc.(1)
10.54 Copyright Assignment and Consulting Agreement, effective as of April 12, 1993, by and between Walter Reid and the Registrant(1)

10.55 Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56 Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57 Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun -Man(1)
10.58 Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco(1)
10.59    Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)
10.60 Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)
10.61 Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida ("SunTrust") and the Registrant(4)
10.62 Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)
10.63 Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)
10.64 Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)
10.65 Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)
10.66 Letter Agreement dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant(6)
10.67 Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)
10.68 Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(7)
10.69 Letter Agreement dated March 2, 2001, between Merrill Lynch Business Financial Services Inc. and the Registrant(8)
21.1     Subsidiary of the Registrant(1)
23.1     Independent Auditors' Consent


          Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

          (1) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-02980).
          (2)  Management contract or compensation plan.
          (3) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
          (4) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 1997.
          (5) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
          (6) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
          (7) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 2000.
          (8) Incorporated by reference to exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


(d)  Financial Statement Schedules:

               Schedule II-Valuation and Qualifying Accounts

                                EXACTECH, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 2001

                                    Balance at  Charged to
                                    Beginning   Costs and  Deductions    Balance at
                                    of Year     Expenses   (Chargeoffs)  End of Year
                                   ----------- ----------- ------------- -----------
Allowance for doubtful accounts
                             1999    $ 153,958   $ 178,735               $ 332,693
                             2000      332,693      48,348                 381,041
                             2001      381,041      61,158    (68,937)     373,262

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         March 13, 2002       EXACTECH, INC.
                                  By:     /s/ William Petty
                                          -------------------------------------
                                           William Petty
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         March 13, 2002           By:     /s/ William Petty
                                          -----------------------------------
                                          William Petty
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer
                                          (principal executive officer)

         March 13, 2002           By:     /s/ Gary J. Miller
                                          -----------------------------------
                                          Gary J. Miller
                                          Executive Vice President and Director

         March 13, 2002           By:     /s/ Joel C. Phillips
                                          -----------------------------------
                                          Joel C. Phillips
                                          Chief Financial Officer

         March 13, 2002           By:     /s/ Albert H. Burstein
                                          -----------------------------------
                                          Albert H. Burstein
                                          Director

         March 13, 2002           By:     /s/ R. Wynn Kearney, Jr.
                                          -----------------------------------
                                          R. Wynn Kearney, Jr.
                                          Director

         March 13, 2002           By:     /s/ Paul E. Metts
                                          -----------------------------------
                                          Paul  E. Metts
                                          Director

         March 13, 2002           By:     /s/ David W. Petty
                                          -----------------------------------
                                          David W. Petty
                                          Executive Vice President and Director

                            Exhibit Index

                  Exhibit
                  Number                      Description
                  ------                      -----------
                   23.1               Independent Auditors Consent