Form 10-Q
period 2002-03-31
EXACTECH INC
filed 2002-05-15
CIK 913165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------
            EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No  ______
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                        Outstanding at May 7, 2002
     Common Stock, $.01 par value                      5,377,303

                                EXACTECH, INC.

                                     INDEX

                                                                    Page
                                                                   Number
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

     Condensed Balance Sheets as of December 31, 2001
        and March 31, 2002                                            2

     Condensed Statements of Income for the Three Month
        Periods Ended March 31, 2001 and 2002                         3

     Condensed Statement of Changes in Shareholders' Equity
        for the Three Month Period Ended March 31, 2002               4

     Condensed Statements of Cash Flows for the Three Month
        Periods Ended March 31, 2001 and 2002                         5

     Notes to Condensed Financial Statements for the Three Month
        Periods Ended March 31, 2001 and 2002                         6

 Item 2.   Management's Discussion and Analysis of Financial         10
     Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures About
     Market Risk                                                     14

PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                         15

 Item 2.   Changes in Securities                                     15

 Item 3.   Defaults Upon Senior Securities                           15

 Item 4.   Submission of Matters to a Vote of Security Holders       15

 Item 5.   Other Information                                         16

 Item 6.   Exhibits and Reports on Form 8-K                          16

 Signatures                                                          17

                                EXACTECH, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                     December 31,    March 31,
ASSETS                                                   2001          2002
                                                     ------------   -----------
     CURRENT ASSETS:
          Cash and cash equivalents                  $      1,001   $       996
          Trade receivables, net of allowance
             of $373 and $412                              10,503        12,052
          Prepaid expenses and other assets, net              275           245
          Inventories                                      19,598        18,679
          Deferred tax assets                                 289           307
                                                      -----------    ----------
                Total current assets                       31,666        32,279

     PROPERTY AND EQUIPMENT:
          Land                                                463           463
          Machinery and equipment                           6,524         6,635
          Surgical instruments                             11,513        12,637
          Furniture and fixtures                              552           561
          Facilities                                        3,595         3,617
                                                      -----------    ----------
                Total property and equipment               22,647        23,913
          Accumulated depreciation                         (7,861)       (8,534)
                                                      -----------    ----------
                Net property and equipment                 14,786        15,379

     OTHER ASSETS:
          Product licenses and designs, net                   273           308
          Deferred financing costs, net                       108            94
          Investment in joint venture                          14             -
          Advances and deposits                               144           143
          Patents and trademarks, net                         487           508
                                                      -----------    ----------
                Total other assets                          1,026         1,053

                                                      -----------    ----------
TOTAL ASSETS                                         $     47,478   $    48,711
                                                      ===========    ==========

LIABILITIES AND EQUITY
     CURRENT LIABILITIES:
          Accounts payable                           $      2,142   $     2,467
          Income taxes payable                                 18           484
          Line of credit                                    1,386             -
          Current portion of long-term debt                   300           300
          Commissions payable                                 672           950
          Royalties payable                                   453           541
          Other liabilities                                   359           440
                                                      -----------    ----------
                Total current liabilities                   5,330         5,182

     LONG-TERM LIABILITIES:
          Deferred tax liabilities                          1,768         1,838
          Long-term debt, net of current portion            3,000         3,000
                                                      -----------    ----------
                Total long-term liabilities                 4,768         4,838
                                                      -----------    ----------
                Total liabilities                          10,098        10,020

     COMMON SHAREHOLDERS' EQUITY:
          Common stock                                         53            53
          Additional paid-in capital                       19,101        19,211
          Retained earnings                                18,226        19,427
                                                      -----------    ----------
                Total shareholders' equity                 37,380        38,691

                                                      -----------    ----------
     TOTAL LIABILITIES AND EQUITY                    $     47,478   $    48,711
                                                      ===========    ==========

See notes to condensed financial statements

                                EXACTECH, INC.
                        CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                   Three Month Periods
                                                     Ended March 31,
                                                   2001            2002
                                                 ---------       ---------

NET SALES                                        $  11,546       $  13,755

COST OF GOODS SOLD                                   4,052           4,886
                                                 ---------       ---------

            Gross profit                             7,494           8,869

OPERATING EXPENSES:
    Sales and marketing                              3,178           3,889
    General and administrative                         918           1,142
    Research and development                           534             647
    Depreciation and amortization                      631             727
    Royalties                                          428             529
                                                 ---------       ---------

            Total operating expenses                 5,689           6,934
                                                 ---------       ---------

INCOME FROM OPERATIONS                               1,805           1,935

OTHER INCOME (EXPENSE):
    Interest income                                      9               5
    Interest expense                                  (144)            (45)
    Loss on disposal of assets                         (21)             (3)
    Equity in net loss of joint venture                (36)            (14)
                                                 ---------       ---------

INCOME BEFORE INCOME TAXES                           1,613           1,878

PROVISION FOR INCOME TAXES                             565             677
                                                 ---------       ---------
NET INCOME                                       $   1,048       $   1,201
                                                 =========       =========


BASIC EARNINGS PER SHARE                         $    0.20       $    0.23
                                                 =========       =========


DILUTED EARNINGS PER SHARE                       $    0.19       $    0.22
                                                 =========       =========

See notes to condensed financial statements

                                EXACTECH, INC.
            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUTY
                                (in thousands)
                                 (Unaudited)

                                                                          Additional                        Total
                                                   Common Stock            Paid-In        Retained       Shareholders'
                                             Shares             Amount     Capital        Earnings          Equity
                                             ------             ------     -------        --------          ------
Balance, December 31, 2001                    5,324            $    53    $ 19,101       $   18,226      $   37,380

      Exercise of stock options                   8                  0          66                               66
      Issuance of common stock
         under the Company's
         Employee Stock Purchase Plan             2                  0          21                               21
      Compensation benefit of
         non-qualified stock options                                            19                               19
      Tax benefit from exercise
         of stock options                                                        4                                4
      Net income                                                                              1,201           1,201
                                             ------             ------     -------        ---------         -------

Balance, March 31, 2002                       5,334            $    53    $ 19,211       $   19,427      $   38,691
                                             ======             ======     =======        =========         =======

See notes to condensed financial statements

                                EXACTECH, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                      Three Month Periods Ended March 31,
                                                                             2001             2002
                                                                          ----------       ----------
OPERATING ACTIVITIES:
       Net income                                                         $    1,048       $     1,201
       Adjustments to reconcile net income to net
           cash provided by operating activities:
           Depreciation and amortization                                         670               788
           Loss on disposal of equipment                                          21                 3
           Equity in net loss of joint venture                                    36                14
           Deferred income taxes                                                 (28)               52
           Increase in trade receivables                                      (1,061)           (1,549)
           (Increase) decrease in prepaids and other assets                     (103)               45
           (Increase) decrease in inventories                                   (377)              919
           (Decrease) increase in accounts payable                              (707)              325
           Increase in income taxes payable                                      520               466
           Increase in other liabilities                                         162               447
                                                                            --------          --------
                Net cash provided by operating activities                        181             2,711
                                                                            --------          --------

INVESTING ACTIVITIES:
      Purchase of product licenses and designs                                     -               (50)
      Purchases of property and equipment                                     (1,134)           (1,352)
      Investment in joint venture                                                (50)                -
      Cost of patents and trademarks                                             (30)              (38)
                                                                            --------          --------
                Net cash used in investing activities                         (1,214)           (1,440)
                                                                            --------          --------

FINANCING ACTIVITIES:
      Net proceeds from borrowing (payments) on line of credit                 1,085            (1,386)
      Proceeds from issuance of common stock                                     585               110
                                                                            --------          --------
                Net cash provided by (used in) financing activities            1,670            (1,276)
                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             637                (5)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   448             1,001
                                                                            --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    1,085        $      996
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest                                                       $       34        $       45
           Income taxes                                                          135               188

See notes to condensed financial statemements

                                EXACTECH, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2002
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001 of Exactech, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 141 on July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company adopted SFAS 142 and SFAS 144 on January 1, 2002. The adoption of SFAS 142 and SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 143 effective January 1, 2003. The adoption of SFAS 143 will have a material impact on the Company's financial position, results of operations or cash flows.

3.  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2001 and March 31, 2002 (in thousands of dollars):

---------------------------------------------------------------------

                                           2001            2002

Raw materials                           $    2,087     $    1,859
Work in progress                               200            231
Finished goods                              17,311         16,589
                                        ----------     ----------
                                        $   19,598     $   18,679
                                        ==========     ==========

---------------------------------------------------------------------

4.  DEBT

Long-term debt consists of the following at December 31, 2001 and March 31, 2002 (in thousands of dollars):

                                     DEBT

                                                                               2001            2002
                                                                           ------------    ------------
Industrial Revenue Bond note payable in annual                             $      3,300    $      3,300
principal installments as follows: $300,000 per year from
2002-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (1.60% as of
March 31, 2002); proceeds used to finance construction
of current facility
                                                                           ------------    ------------
   Total long-term debt                                                           3,300           3,300
   Less current portion                                                            (300)           (300)
                                                                           ------------    ------------
                                                                           $      3,300    $      3,300
                                                                           ============    ============

The following is a schedule of debt maturities as of March 31, 2002 (in thousands of dollars):

                                                                            Long-Term
                                                                               Debt
                                                                           ------------
2002         ........................................................      $        300
2003         ........................................................               300
2004         ........................................................               300
2005         ........................................................               300
2006         ........................................................               300
Thereafter   ........................................................             1,800
                                                                           ------------

    Total    ........................................................      $      3,300
                                                                           ============

5.  COMMITMENTS AND CONTINGENCIES

Contingencies

     In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

     On December 27, 2000, a complaint was filed against the Company in the District Court of Buffalo County, Nebraska alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company in the Superior Court of the state of California, San Francisco County, alleging the improper design of a prosthetic device manufactured by the Company. The case was subsequently settled on April 5, 2002 without admission of liability on the part of the Company.

     On June 14, 2001, the Company's insurance carrier denied coverage for these claims under the Company's product liability insurance policy. The Company subsequently resolved the dispute with the insurance company in March 2002, and elected to have the policy rescinded and the policy premium refunded. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

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

     The Company's insurance policies covering product liability claims must be renewed annually. Effective March 31, 2002, the Company has renewed its insurance policies. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future. The insurance market in general, and the product liability market specifically, has recently experienced significant increases in premiums. For the year ending December 31, 2002, the Company will experience an increase in insurance costs in excess of 150%.

Commitments

     The Company has entered into distribution agreements wherein the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements.

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

                                                                             (in thousands)
                                       ---------------------------------------------------------------------------------------
                                                                                 Tissue
                                             Knee                Hip            Services           Other         Total
------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,
    2001
Net sales                                 $   7,266          $   2,583         $   1,420         $     277     $   11,546
Segment income from operations                1,020                401               277               107          1,805

    2002
Net sales                                 $   8,645          $   3,160         $   1,470         $     480     $   13,755
Segment income (loss) from operations         1,499                503               257              (327)         1,935

------------------------------------------------------------------------------------------------------------------------------
     Segment assets are summarized in the following table.

                                                                             (in thousands)
                                       ---------------------------------------------------------------------------------------
                                                                                 Tissue
                                             Knee                Hip            Services           Other         Total
------------------------------------------------------------------------------------------------------------------------------
December 31, 2001
Total assets, net                         $  15,570          $  10,848         $     927         $     702     $   28,047

March 31, 2002
Total assets, net                         $  15,634          $  10,584         $     676         $     714     $   27,608

------------------------------------------------------------------------------------------------------------------------------

     Total assets not identified with a specific segment (in thousands of dollars) were $19,431 at December 31, 2001 and $21,103 at March 31, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, deferred income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

     Geographic distribution of sales is summarized in the following table (in thousands of dollars):

----------------------------------------------------------------
Three months ended March 31,             2001            2002
Domestic sales revenue                $   9,420        $  11,417
Sales revenue from Spain                  1,078            1,124
Other international sales revenue         1,048            1,214
                                      ---------        ---------
 Total Sales Revenue                  $  11,546        $  13,755
                                      =========        =========

7.   SHAREHOLDERS' EQUITY

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

                                       Three Months Ended             Three Months Ended
                                         March 31, 2001                 March 31, 2002
                                    Income     Shares              Income     Shares
                                    (Numer-   (Denom-    Per      (Numer-    (Denom-     Per
                                      ator     inator   Share       ator      inator)   Share
                                  ----------------------------   -----------------------------
Net income                        $  1,048                        $ 1,201

Basic EPS:
Net income available to
common shareholders               $  1,048     5,123     $0.20    $ 1,201     5,328      $0.23
                                                        ======                          ======

Effect of dilutive securities:
      Stock options                              268                            197
      Warrants                                    24                              -

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions          $  1,048     5,415     $0.19   $  1,201     5,525      $0.22
                                                        ======                          ======

     For the three months ended March 31, 2001, there were 587,566 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. There were 79,213 options at an exercise price of $18.81 per share excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     For the three months ended March 31, 2002, there were 549,055 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. There were 111,538 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

     The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak knee system in 1995, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform, a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch hip systems. During 2001, the Company began distribution of Cemex, a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. During the first quarter of 2002, the Company entered into an exclusive distribution agreement with German manufacturer Waldemar Link GmbH & Co. and Link America, Inc. d/b/a Link Orthopaedics to distribute its line of orthopaedic implants and instrumentation in the United States and Canada. While the Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, hip implants, bone restoration materials, bone cement and Link Orthopaedics products are becoming an increasingly important part of the Company's product lines.

     The following table sets forth, for the periods indicated, information with respect to the Company's products and services sold and percentages of revenues derived from such sales:

                         SALES SUMMARY BY PRODUCT LINE
                            (DOLLARS IN THOUSANDS)

                                                  Three Months Ended
                                        -----------------------------------------
                                           March 31, 2001        March 31, 2001            change
                                           $          %          $           %                $
                                           -          -          -           -                -

Knee Products                              6,918      59.9%      8,397       61.0%            21.4%
Hip Products                               2,452      21.3%      3,074       22.4%            25.4%
Tissue Services                            1,420      12.3%      1,470       10.7%             3.5%
Instrument Sales and Rental                  498       4.3%        388        2.8%           -22.1%
Bone Cement                                    4       0.0%        132        1.0%          3200.0%
Acudriver                                     71       0.6%         54        0.4%           -23.9%
Miscellaneous                                183       1.6%        240        1.7%            31.1%
                                        -----------------------------------------       ----------
                                          11,546     100.0%     13,755      100.0%            19.1%
                                        =========================================       ==========

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net sales increased by $2,209,000, or 19%, to $13,755,000 in the quarter ended March 31, 2002, from $11,546,000 in the quarter ended March 31, 2001 as the Company experienced increases in net sales in all major product lines. For the quarter ended March 31, 2002, sales of the Company's knee products, including the Optetrak(R) knee system, increased by 21% to $8,397,000 from $6,918,000 in the comparable quarter ended March 31, 2001. Sales of the Company's hip products, including the comprehensive AcuMatch(R) hip system, increased 25% in the quarter ended March 31, 2002 to $3,074,000 from $2,452,000 in the quarter ended March 31, 2001. Revenue from tissue services increased 4% to $1,470,000 in the quarter ended March 31, 2002 from $1,420,000 in the quarter ended March 31, 2001. Sales of Cemex(R) bone cement were $132,000 in the quarter ended March 31, 2002, representing a full quarter of distribution, as compared to $4,000 in the introductory quarter ended March 31, 2001. All other revenue, including sales of surgical instrumentation and miscellaneous service fees, were $682,000 for the quarter ended March 31, 2002, a decrease of 9% from $752,000 in the comparable quarter ended March 31, 2001. Sales revenue in the United States increased 21% to $11,417,000 in the quarter ended March 31, 2002, representing 83% of total sales revenue, as compared to $9,420,000, which represented 82% of total revenues, in the quarter ended March 31, 2001. For the quarter ended March 31, 2002, international sales revenue increased 10% to $2,338,000, representing 17% of total sales revenue, from $2,126,000, representing 18% of total sales, in the quarter ended March 31, 2001.

     Gross profit increased by $1,375,000, or 18%, to $8,869,000 in the quarter ended March 31, 2002, from $7,494,000 in the quarter ended March 31, 2001, primarily as a result of an increase in total sales. As a percentage of sales, gross profit decreased slightly to 64.5% in the quarter ended March 31, 2002, from 64.9% in the quarter ended March 31, 2001. The decrease in the gross profit margin was primarily the result of slightly lower margins associated with the start-up of distribution of Link Orthopaedics products.

     Total operating expenses increased by $1,245,000, or 22%, to $6,934,000 in the quarter ended March 31, 2002, from $5,689,000 in the quarter ended March 31, 2001. The largest component of total operating expenses, sales and marketing expenses, increased by $711,000, or 22%, to $3,889,000 from $3,178,000, primarily as a result of increased commissions from the associated growth in sales revenue. As a percentage of sales, total sales and marketing expenses remained constant at 28% in each of the quarters ended March 31, 2002 and 2001. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being commissions.

     General and administrative expenses increased by $224,000, or 24%, to $1,142,000 in the quarter ended March 31, 2002, from $918,000 in the quarter ended March 31, 2001. The increase in general and administrative expenses was primarily due to operating costs associated with supporting increased sales and infrastructure requirements. As a percentage of sales, general and administrative expenses were consistent with sales growth, remaining constant at 8% in each of the quarters ended March 31, 2002 and 2001.

     Research and development expenses increased by $113,000, or 21%, to $647,000 in the quarter ended March 31, 2002, from $534,000 in the quarter ended March 31, 2001. The increase in research and development expenditures was primarily the result of the Company's continuing improvement efforts in its existing product lines and development of new bone growth materials. As a percentage of sales, research and development expenses remained constant at 5% in the quarters ended March 31, 2002 and 2001, as development efforts continued to be supported by sales growth.

     Depreciation and amortization increased by $96,000, or 15%, to $727,000 in the quarter ended March 31, 2002, from $631,000 in the quarter ended March 31, 2001, primarily as a result of the increased investment in surgical instrumentation to support continued roll-out of the Company's AcuMatch(R) hip system. During the quarter ended March 31, 2002, $933,000 of such equipment was placed in service.

     Royalty expenses increased by $101,000, or 24%, to $529,000 in the quarter ended March 31, 2002, from $428,000 in the quarter ended March 31, 2001. The increase was primarily the result of strong growth in sales of the Company's knee implant products, which incur a higher royalty than other product lines. As a percent of total sales, royalty expenses remained constant at 4% during the quarters ended March 31, 2002 and 2001.

     The Company's income from operations increased by $130,000, or 7%, to $1,935,000 in the quarter ended

March 31, 2002, from $1,805,000 in the quarter ended March 31, 2001. The increase in operating expenses outpaced the increase in sales revenue, resulting in a lower rate of growth in income from operations.

     The Company incurred net interest expense of $40,000 in the quarter ended March 31, 2002, as compared to $135,000 in the quarter ended March 31, 2001. The decrease in net interest expense was primarily the result of a reduction in amounts outstanding on borrowings under the Company's existing line of credit. Interest expense for the quarter ended March 31, 2002 of $45,000 was partially offset by $5,000 of interest income. In the quarter ended March 31, 2002, the Company incurred a loss on the disposal of property and equipment of $3,000, as compared to $21,000 in the quarter ended March 31, 2001.

     During the quarter ended March 31, 2001, the Company invested in a joint venture, Exactech Asia Limited Co., to market the Company's products in the People's Republic of China and the Republic of China (Taiwan). This investment is accounted for using the equity method. The Company's share of the net loss for the quarter ended March 31, 2002 totaled $14,000, as compared to $36,000 in the quarter ended March 31, 2001.

     Income before provision for income taxes increased by $265,000, or 16%, to $1,878,000 in the quarter ended March 31, 2002, from $1,613,000 in the quarter ended March 31, 2001. The provision for income taxes was $677,000 in the quarter ended March 31, 2002, compared to $565,000 in the quarter ended March 31, 2001. The effective tax rate for the quarter ended March 31, 2002 was 36% as compared to 35% in the quarter ended March 31, 2001. The increase in the effective rate was primarily the result of a smaller favorable adjustment of the prior year's tax provision, as compared to the adjustment in the quarter ended March 31, 2001. Included in the tax provision for the quarter ended March 31, 2002, was a favorable adjustment of the prior year's income tax provision to the actual 2001 tax returns of $20,000.

     As a result, the Company realized net income of $1,201,000 for the quarter ended March 31, 2002, as compared to $1,048,000 for the quarter ended March 31, 2001, an increase of 15%. As a percent of sales, net income remained constant at 9% for the quarters ended March 31, 2002 and 2001. Earnings per share, on a diluted basis, were $0.22 for the quarter ended March 31, 2002, as compared to $0.19 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At March 31, 2002, the Company had working capital of $27,097,000 compared to $26,336,000 at December 31, 2001. The increase in working capital is primarily the result of an increase in accounts receivable resulting from increases in sales. As a result of operating, investing and financing activities, cash and cash equivalents at March 31, 2002 decreased slightly to $996,000 from $1,001,000 at December 31, 2001. The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $6,000,000. The credit line was extended in January 2001 to increase the available limit to $12,000,000, expiring June 30, 2002. At March 31, 2002, there were no amounts outstanding under the line of credit. In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"); pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.60% as of March 31, 2002). The proceeds of the credit facility were used to finance construction of the Company's current facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility. The Company has entered into distribution agreements wherein the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

     Operating activities provided net cash of $2,711,000 in the three months ended March 31, 2002, as compared to $181,000 in the three months ended March 31, 2001. The primary reasons for the change were a decrease in inventory $919,000 in the three months ended March 31, 2002, as compared to an increase in inventory of $377,000 in the three months ended March 31, 2001, coupled with an increase in accounts payable of $325,000 as compared to a decrease of $707,000 in accounts payable for the same period in 2001. Depreciation and amortization was $788,000 for the three months ended March 31, 2002, as compared to $670,000 for the comparable three months ended March 31, 2001. Cash required by an increase in trade receivables was $1,549,000 in the three months ended March 31, 2002, as compared to $1,061,000 in the three months ended March 31, 2001.

Investing Activities

     The Company used net cash in investing activities of $1,440,000 in the three months ended March 31, 2002, as compared to $1,214,000 in the three months ended March 31, 2001, primarily for the purchase of property and equipment.

Financing Activities

     Financing activities used net cash of $1,276,000 for the three months ended March 31, 2002, as compared to providing net cash of $1,670,000 in the three months ended March 31, 2001. During the three months ended March 31, 2002, repayment of borrowing under the credit facility with Merrill Lynch used net cash of $1,386,000 while proceeds from issuance of stock provided net cash of $110,000. This compared to proceeds from borrowing under the credit facility providing net cash of $1,085,000 and the issuance of stock providing net cash of $585,000 during the three months ended March 31, 2001.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
-----------------------------------------------------------

     Certain matters discussed with this report contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company's products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company's dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company's products, the outcome of arbitration and litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed in "Risk Factors" in the Company's 2001 Annual Report on Form 10-K.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of March 31, 2002 (in thousands, except percentages):

                                     RISK

                                             2002        2003       2004      2005      Thereafter        Total
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
   at variable interest rate                $  995                                                      $   995
Weighted average interest rate                 0.9%

Liabilities

Industrial Revenue Bond at
   variable interest rate                   $  300       $  300     $  300    $  300    $  2,100        $  3,300
Weighted average interest rate                 1.4%
-----------------------------------------------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         On December 27, 2000, a complaint was filed against the Company in the District Court of Buffalo County, Nebraska alleging the improper design of a prosthetic device manufactured by the Company. The complaint was subsequently settled on August 23, 2001 without admission of liability on the part of the Company. On May 8, 2001, a complaint was filed against the Company in the Superior Court of the state of California, San Francisco County, alleging the improper design of a prosthetic device manufactured by the Company. The case was subsequently settled on April 5, 2002 without admission of liability on the part of the Company.

         On June 14, 2001, the Company's insurance carrier denied coverage for these claims under the Company's product liability insurance policy. The Company subsequently resolved the dispute with the insurance company in March 2002, and elected to have the policy rescinded and the policy premium refunded. During March 2001, the Company secured retroactive annual product liability insurance coverage that it expects will cover any future litigation related to these devices, which were subject to recall during 1997 and 1998.

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

         The Company's insurance policies covering product liability claims must be renewed annually. Effective March 31, 2002, the Company has renewed its insurance policies. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future. The insurance market in general, and the product liability market specifically, has recently experienced significant increases in premiums. For the year ending December 31, 2002, the Company will experience an increase in insurance costs in excess of 150%.

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on May 3, 2002.
         b)  Not applicable because
                 (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
                 (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated April 5, 2002, and
                 (iii) All such nominees were elected.

c)  The matters voted on at the Meeting consisted of the following:
        (i) The election of six members to the Company's Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

               Director                 For            Against
               --------                 ---            -------
               -------------------------------------------------
               William Petty          5,055,537        117,893
               -------------------------------------------------
               Gary J. Miller         5,061,557        111,873
               -------------------------------------------------
               Albert Burstein        5,169,380          4,050
               -------------------------------------------------
               R. Wynn Kearney, Jr.   5,164,560          8,870
               -------------------------------------------------
               Paul E. Metts          5,168,330          5,100
               -------------------------------------------------
               David W. Petty         4,993,356        180,074
               -------------------------------------------------


        (ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2002. 5,166,972 shares were voted in favor of such proposal, 3,118 shares were voted against the proposal and 3,340 votes abstained from voting on the proposal. There were 0 shares broker non-votes with respect to such proposal.

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K

     a)  Exhibits:
         None

     b)  Reports on Form 8-K:
         None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Exactech, Inc.



Date: May 7, 2002                  By:  /s/ William Petty
                                        ------------------------------
                                        William Petty
                                        President, Chief Executive Officer and
                                        Chairman of the Board


Date: May 7, 2002                  By:  /s/ Joel C. Phillips
                                        ------------------------------
                                        Joel C. Phillips
                                        Treasurer and Chief
                                        Financial Officer