Form 10-Q
period 2002-06-30
EXACTECH INC
filed 2002-08-13
CIK 913165

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                            Outstanding at August 12, 2002
    Common Stock, $.01 par value                           5,399,272

                                 EXACTECH, INC.

                                      INDEX

                                                                                         Page
                                                                                        Number
PART 1.    FINANCIAL INFORMATION

    Item 1. Financial Statements

         Condensed Balance Sheets as of December 31, 2001                                  2
           and June 30, 2002

         Condensed Statements of Income for the Three and                                  3
           Six Month Periods Ended June 30, 2001 and June 30, 2002

         Condensed Statement of Changes in Shareholders' Equity                            4
           for the Six Month Period Ended June 30, 2002

         Condensed Statements of Cash Flows for the Six Month                              5
           Periods Ended June 30, 2001 and June 30, 2002

         Notes to Condensed Financial Statements for the Three                             6
           and Six Month Periods Ended June 30, 2001 and June 30, 2002


    Item 2.  Management's Discussion and Analysis of Financial                            11
         Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   16


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                            17

    Item 2.  Changes in Securities                                                        17

    Item 3.  Defaults Upon Senior Securities                                              17

    Item 4.  Submission of Matters to a Vote of Security Holders                          17

    Item 5.  Other Information                                                            17

    Item 6.  Exhibits and Reports on Form 8-K                                             17

    Signatures                                                                            18

Item 1.  Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                        December 31,    June 30,
                                                            2001          2002
                                                        ------------   ---------
ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                       $  1,001      $  1,510
         Trade receivables, net of allowance
            of $373 and $409                               10,503        12,493
         Prepaid expenses and other assets, net               275         1,682
         Inventories                                       19,598        19,992
         Deferred tax assets                                  289           274
                                                         --------      --------
                Total current assets                       31,666        35,951

     PROPERTY AND EQUIPMENT:
         Land                                                 463           463
         Machinery and equipment                            6,524         6,851
         Surgical instruments                              11,513        13,089
         Furniture and fixtures                               552           562
         Facilities                                         3,595         3,774
                                                         --------      --------
                Total property and equipment               22,647        24,739
         Accumulated depreciation                          (7,861)       (8,947)
                                                         --------      --------
                Net property and equipment                 14,786        15,792

     OTHER ASSETS:
         Product licenses and designs, net                    273           393
         Deferred financing costs, net                        108            99
         Investment in joint venture                           14            79
         Advances and deposits                                144           144
         Patents and trademarks, net                          487           491
                                                         --------      --------
                Total other assets                          1,026         1,206
                                                         --------      --------
TOTAL ASSETS                                             $ 47,478      $ 52,949
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                $  2,142      $  5,080
         Income taxes payable                                  18            34
         Line of credit                                     1,386            --
         Current portion of long-term debt                    300           300
         Commissions payable                                  672         1,339
         Royalties payable                                    453           529
         Other liabilities                                    359           427
                                                         --------      --------
                Total current liabilities                   5,330         7,709

     LONG-TERM LIABILITIES:
         Deferred tax liabilities                           1,768         1,814
         Long-term debt, net of current portion             3,000         3,000
                                                         --------      --------
                Total long-term liabilities                 4,768         4,814
                                                         --------      --------
                Total liabilities                          10,098        12,523

     SHAREHOLDERS' EQUITY:
         Common stock                                          53            54
         Additional paid-in capital                        19,101        19,744
         Retained earnings                                 18,226        20,628
                                                         --------      --------
                Total shareholders' equity                 37,380        40,426
                                                         --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 47,478      $ 52,949
                                                         ========      ========

See notes to condensed financial statements

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                           Three Month Period       Six Month Period
                                              Ended June 30,         Ended June 30,
                                            2001        2002        2001        2002
                                          --------    --------    --------    --------
NET SALES                                 $ 11,802    $ 14,980    $ 23,347    $ 28,735
COST OF GOODS SOLD                           4,249       4,754       8,300       9,640
                                          --------    --------    --------    --------
           Gross profit                      7,553      10,226      15,047      19,095

OPERATING EXPENSES:
    Sales and marketing                      3,507       4,698       6,685       8,588
    General and administrative               1,589       1,564       2,507       2,706
    Research and development                   608         703       1,142       1,350
    Depreciation and amortization              650         742       1,281       1,469
    Royalties                                  457         501         884       1,030
                                          --------    --------    --------    --------
           Total operating expenses          6,811       8,208      12,499      15,143
                                          --------    --------    --------    --------
INCOME FROM OPERATIONS                         742       2,018       2,548       3,952

OTHER INCOME (EXPENSE):
    Interest income                             14           4          24           9
    Interest expense                          (123)        (37)       (268)        (82)
    Loss on disposal of assets                  (2)        (24)        (23)        (27)
    Foreign currency exchange loss              --         (32)         --         (32)
    Equity in net loss of joint venture        (44)         (3)        (80)        (17)
                                          --------    --------    --------    --------
           Total other income (expense)       (155)        (92)       (347)       (149)
INCOME BEFORE INCOME TAXES                     587       1,926       2,201       3,803
PROVISION FOR INCOME TAXES                     217         725         783       1,401
                                          --------    --------    --------    --------
NET INCOME                                $    370    $  1,201    $  1,418    $  2,402
                                          ========    ========    ========    ========
BASIC EARNINGS PER SHARE                  $   0.07    $   0.22    $   0.27    $   0.45
                                          ========    ========    ========    ========
DILUTED EARNINGS PER SHARE                $   0.07    $   0.22    $   0.26    $   0.43
                                          ========    ========    ========    ========

See notes to condensed financial statements

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                         Additional                      Total
                                                  Common Stock            Paid-In        Retained     Shareholders'
                                             Shares         Amount        Capital        Earnings        Equity
                                            --------       --------       --------       --------        -------
Balance, December 31, 2001                     5,324        $    53        $19,101        $18,226        $37,380

     Exercise of stock options                    55              1            473                           474
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan               4              0             47                            47
     Compensation benefit of
        non-qualified stock options                                             39                            39
     Tax benefit from exercise
        of stock options                                                        84                            84
     Net income                                                                             2,402          2,402
                                             -------        -------        -------        -------        -------
Balance, June 30, 2002                         5,383        $    54        $19,744        $20,628        $40,426
                                             =======        =======        =======        =======        =======

See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           Six Month Period Ended June 30,
                                                                              2001                2002
                                                                           ----------          ----------
OPERATING ACTIVITIES:
      Net income                                                            $ 1,418             $ 2,402
      Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                       1,373               1,593
          Loss on disposal of assets                                             23                  27
          Foreign currency exchange loss                                         --                  32
          Equity in net loss of joint venture                                    --                  17
          Deferred income taxes                                                 151                  61
          Increase in trade receivables                                      (1,925)             (1,990)
          Increase in prepaid expenses and other assets                        (264)             (1,398)
          Increase in inventories                                              (555)               (394)
          (Decrease) increase in income taxes payable                          (265)                 16
          (Decrease) increase in accounts payable                                (8)              2,906
          Increase in other liabilities                                         741                 811
                                                                            -------             -------
               Net cash provided by operating activities                        689               4,083
                                                                            -------             -------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                    (2,156)             (2,562)
      Investment in joint venture                                               (65)                (82)
      Purchase of product licenses and designs                                  (25)               (150)
      Cost of patents and trademarks                                            (30)                (38)
                                                                            -------             -------
               Net cash used in investing activities                         (2,276)             (2,832)
                                                                            -------             -------

FINANCING ACTIVITIES:
      Payments on line of credit, net of borrowing                             (344)             (1,386)
      Proceeds from issuance of common stock                                  2,035                 644
                                                                            -------             -------
               Net cash provided by (used in) financing activities            1,691                (742)
                                                                            -------             -------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                       104                 509

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  448               1,001
                                                                            -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   552             $ 1,510
                                                                            =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
          Interest                                                          $    69             $    58
          Income taxes                                                          813               1,281

See notes to condensed financial statements

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2002
                                   (Unaudited)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit associated with the goodwill. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 141 on July 1, 2001. The adoption of SFAS 141 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company adopted SFAS 142 and SFAS 144 on January 1, 2002. The adoption of SFAS 142 and SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 143 effective January 1, 2003. The adoption of SFAS 143 will not have a material impact on the Company's financial position, results of operations or cash flows.

3.  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2001 and June 30, 2002 (in thousands of dollars):

                                                       2001                2002

Raw materials                                        $ 2,087             $ 2,043
Work in process                                          200                 217
Finished goods                                        17,311              17,732
                                                     -------             -------
                                                     $19,598             $19,992
                                                     =======             =======

4.  DEBT

Long-term debt consists of the following at December 31, 2001 and June 30, 2002 (in thousands of dollars):

                                                              2001        2002
                                                            ---------  ---------

Industrial Revenue Bond note payable in annual               $ 3,300    $ 3,300
principal installments as follows:  $300,000 per year from
2001-2006; $200,000 per year from 2007-2013; $100,000 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (1.35% as of
June 30, 2002); proceeds used to finance construction
of current facility
                                                             -------    -------
     Total long-term debt                                      3,300      3,300
     Less current portion                                       (300)      (300)
                                                             -------    -------
                                                             $ 3,000    $ 3,000
                                                             =======    =======

The following is a schedule of debt maturities as of June 30, 2002 (in thousands of dollars):

                                                                    Long-Term
                                                                       Debt
                                                                   ------------
2002 ...........................................................       $  300
2003 ...........................................................          300
2004 ...........................................................          300
2005 ...........................................................          300
2006 ...........................................................          300
Thereafter .....................................................        1,800
                                                                       ------
   Total .......................................................       $3,300
                                                                       ======

5.  COMMITMENTS AND CONTINGENCIES

Contingencies

     In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

     The Company's insurance policies covering product liability claims must be renewed annually. Effective March 31, 2002, the Company renewed its insurance policies. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company makes no assurances that it will able to procure such policies in the future. The insurance market in general, and the product liability market specifically, has recently experienced significant increases in premiums. For the year ending December 31, 2002, the Company will experience an increase in insurance costs in excess of 150%.

     The Company has been a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. On July 23, 2002, the Company announced that it had reached an agreement in principle to settle the dispute with RTI and enter into a new distribution agreement as exclusive distributor for bone past products processed by RTI for non-spinal musculoskeletal orthpaedic procedures. The definitive settlement and new license agreements are expected to be completed by the end of the third quarter of 2002. The agreement will settle all claims and disputes outlined in the December 2001 arbitration ruling that determined that the Company retained the exclusive distribution rights to a line of moldable bone paste products for use outside the spine produced by RTI. In addition to reaffirming the

Company's exclusive distribution rights, the settlement also calls for RTI to pay the Company $1.5 million in damages.

Commitments

     The Company has entered into distribution agreements under which the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements.

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

     Summarized interim reporting information concerning the Company's reportable segments is shown in the following table (in thousands):

                                           ------------------------------------------------------------------------
                                                                             Tissue
                                                Knee            Hip          Services         Other         Total
-------------------------------------------------------------------------------------------------------------------
Three months ended June 30,
   2001
Net Sales                                      $ 7,421        $ 2,731         $ 1,291         $ 359       $ 11,802
Segment income from operations                     240            253             160            89            742

   2002
Net Sales                                      $ 8,779        $ 3,857         $ 1,536         $ 808       $ 14,980
Segment income (loss) from operations            1,190            683             321          (176)         2,018

Six months ended June 30,
   2001
Net Sales                                     $ 14,687        $ 5,314         $ 2,711         $ 635       $ 23,347
Segment income from operations                   1,260            654             437           197          2,548

   2002
Net Sales                                     $ 17,424        $ 7,017         $ 3,007       $ 1,287       $ 28,735
Segment income (loss) from operations            2,689          1,189             578          (504)         3,952


     Total assets not identified with a specific segment (in thousands of dollars) were $19,431 at December 31, 2001 and $23,733 at June 30, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

     Segment assets are summarized in the following table (in thousands):

                                             ----------------------------------------------------------------------
                                                                             Tissue
                                                Knee            Hip          Services        Other          Total
-------------------------------------------------------------------------------------------------------------------
December 31, 2001
Total assets, net                             $ 15,570       $ 10,848         $   927       $   702       $ 28,047

June 30, 2002
Total assets, net                             $ 15,734       $ 10,702         $ 1,653       $ 1,127       $ 29,216

-------------------------------------------------------------------------------------------------------------------

     Geographic distribution of sales are summarized in the following table (in thousands):

---------------------------------------------------------------------------------------
Three months ended June 30,                              2001                2002
Domestic sales revenue                                 $ 9,320            $ 12,524
Sales revenue from Spain                                 1,227               1,462
Other international sales revenue                        1,255                 994

---------------------------------------------------------------------------------------
Six months ended June 30,                                2001                2002
Domestic sales revenue                                 $ 18,739           $ 23,940
Sales revenue from Spain                                  2,305              2,586
Other international sales revenue                         2,303              2,209
---------------------------------------------------------------------------------------

7.  SHAREHOLDERS' EQUITY

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

                                   Income       Shares                      Income       Shares
                                  (Numer-      (Denom-       Per           (Numer-       (Denom-       Per
                                   ator)       inator)      Share           ator)        inator)      Share
                                -------------------------------------------------------------------------------
                                  Three Months Ended June 30, 2001         Three Months Ended June 30, 2002
                                -------------------------------------    --------------------------------------
Net income                             $ 370                                  $ 1,201

Basic EPS:
Net income available to
common shareholders                    $ 370        5,224     $ 0.07          $ 1,201         5,376     $ 0.22
                                                              ======                                    =======
Effect of Dilutive Securities:
  Stock options                                       203                                       186
  Warrants                                             10                                        --
                                                   ------                                     -----
Diluted EPS:
Net income available to
common shareholders
plus assumed conversions               $ 370        5,437     $ 0.07          $ 1,201         5,562     $ 0.22
                                                              ======                                    =======


                                   Six Months Ended June 30, 2001           Six Months Ended June 30, 2002
                                -------------------------------------    --------------------------------------
Net income                           $ 1,418                                  $ 2,402

Basic EPS:
Net income available to
common shareholders                  $ 1,418        5,174     $ 0.27          $ 2,402         5,352     $ 0.45
                                                              ======                                    =======
Effect of Dilutive Securities:
  Stock options                                       216                                       181
  Warrants                                              8                                        --
                                                   ------                                     -----


Diluted EPS:
Net income available to
common shareholders
plus assumed conversions             $ 1,418        5,398     $ 0.26          $ 2,402         5,533     $ 0.43
                                                              ======                                    ======

     At June 30, 2001, there were 546,542 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. For the three months ended June 30, 2001, there were 112,538 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. At June 30, 2002, there were 525,195 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. For the three months ended June 30, 2002, there were 114,413 options at exercise prices ranging from $17.25 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     For the six months ended June 30, 2001, there were 107,538 options at exercise prices ranging from $17.00 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 2002, there were 118,538 options at exercise prices ranging from $17.00 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak(R) knee system in 1995, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(R), a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch(R) hip systems. During 2001, the Company began distribution of Cemex(R), a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. During the first quarter of 2002, the Company entered into an exclusive distribution agreement with German manufacturer Waldemar Link GmbH & Co. and Link America, Inc. d/b/a Link Orthopaedics to distribute its line of orthopaedic implants and instrumentation in the United States and Canada. While the Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, hip implants, bone restoration materials, and bone cement are an increasingly important part of the Company's product lines.

     The following table sets forth, for the periods indicated, information with respect to the Company's products and services sold and percentages of revenues derived from such sales:

                          SALES SUMMARY BY PRODUCT LINE
                             (dollars in thousands)

                                                 Six Months Ended                           Three Months Ended
                                        -------------------------------------      -------------------------------------
                                          June 30, 2001         June 30, 2002         June 30, 2001        June 30, 2002
                                            $        %           $         %           $         %          $         %
                                           ---      ---         ---       ---         ---       ---        ---       ---
Knee Products                            14,008    60.0%      17,001     59.2%       7,090     60.1%       8,603    57.4%
Hip Products                              5,119    21.9%       6,905     24.0%       2,667     22.6%       3,831    25.6%
Tissue Services                           2,711    11.6%       3,007     10.5%       1,291     10.9%       1,536    10.3%
Instrument Sales and Rental                 924     4.0%         741      2.6%         426      3.6%         354     2.4%
Bone Cement                                 115     0.5%         242      0.8%         111      0.9%         110     0.7%
Acudriver                                   127     0.5%         122      0.4%          56      0.5%          68     0.4%
Miscellaneous                               343     1.5%         717      2.5%         161      1.4%         478     3.2%
                                        ---------------      ----------------      ----------------      ---------------
   Total                                 23,347   100.0%      28,735    100.0%      11,802    100.0%      14,980   100.0%
                                        ===============      ================      ================      ===============

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net sales increased by $3.2 million, or 27%, to $15.0 million in the quarter ended June 30, 2002 from $11.8 million in the quarter ended June 30, 2001. Sales of hip implant products increased by 44% to $3.8 million in the quarter ended June 30, 2002, from $2.7 million in the quarter ended June 30, 2001. Sales of knee implant products increased 21% to $8.6 million in the quarter ended June 30, 2002, from $7.1 million in the quarter ended June 30, 2001. Tissue services revenue increased 19% to $1.5 million in the quarter ended June 30, 2002, from $1.3 million in the quarter ended June 30, 2001. Sales of all other product lines increased 34% to $1.0 million in the quarter ended June 30, 2002, as compared to $754,000 in the quarter ended June 30, 2001. Domestic sales grew to $12.5 million in the quarter ended June 30, 2002, an increase of 34%, from $9.3 million in the quarter ended June 30, 2001. International sales revenue was $2.5 million in each of the quarters ended June 30, 2002 and 2001.

     Gross profit increased by $2.6 million, or 35%, to $10.2 million in the quarter ended June 30, 2002 from $7.6 million in the quarter ended June 30, 2001. As a percentage of sales, gross profit increased to 68% in the quarter ended June 30, 2002 from 64% in the quarter ended June 30, 2001. This increase was primarily the result of strong growth in domestic sales, which result in a higher margin than comparable international sales, and the reduction of negative manufacturing variances. During the quarter ended June 30, 2001, the Company incurred production costs associated with a repackaging of some its products as part of the Company's continuous improvement programs.

     Total operating expenses increased by $1.4 million, or 21%, to $8.2 million in the quarter ended June 30, 2002, from $6.8 million in the quarter ended June 30, 2001. Sales and marketing expenses, the largest component of total operating expenses, increased by $1.2 million, or 34%, to $4.7 million in the quarter ended June 30, 2002 from $3.5 million in the quarter ended June 30, 2001. As a percentage of sales, sales and marketing expenses increased to 31% in the quarter ended June 30, 2002 from 30% in the quarter ended June 30, 2001. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being payments to independent sales representatives for their services to hospitals and surgeons on the Company's behalf. For the quarter ended June 30, 2002, sales and marketing expenses increased primarily due to strong domestic sales growth with its accompanying commission expense.

     General and administrative expenses remained constant at $1.6 million in each of the quarters ended June 30, 2002 and 2001. During the quarter ended June 30, 2001, general and administrative expenses included significant expenses associated with litigation and arbitration issues that were much lower in the quarter ended June 30, 2002. Included in general and administrative expenses for the quarter ended June 30, 2002 are significant increases in product liability insurance due to insurance market conditions. As a percentage of sales, general and administrative expenses decreased to 10% in the quarter ended June 30, 2002, from 13% in the quarter ended June 30, 2001.

     The Company's insurance policies covering product liability claims must be renewed annually. Effective March 31, 2002, the Company renewed its insurance policies. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure such policies in the future. The insurance market in general, and the product liability market specifically, has recently experienced significant increases in premiums. For the year ending December 31, 2002, the Company will experience an increase in insurance costs in excess of 150%.

     Research and development expenses increased by $95,000, or 16%, to $703,000 in the quarter ended June 30, 2002, from $608,000 in the quarter ended June 30, 2001. Research and development expenses were 5% of sales in each of the quarters ended June 30, 2002 and 2001 as the Company continued to invest in product development at a rate supported by revenue growth.

     Depreciation and amortization increased by $92,000, or 14%, to $742,000 in the quarter ended June 30, 2002, from $650,000 in the quarter ended June 30, 2001. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation. During the quarter ended June 30, 2002, $838,000 of surgical instruments were placed in service, resulting in the increase in depreciation expense.

     Royalty expenses increased by $44,000, or 10%, to $501,000 in the quarter ended June 30, 2002, from

$457,000 in the quarter ended June 30, 2002, primarily as a result of growth in sales of knee implant products, which carry higher royalty rates than other product lines. As a percentage of sales, royalty expenses decreased to 3% in the quarter ended June 30, 2002, from 4% in the quarter ended June 30, 2001, primarily as a result of the expiration of certain royalty agreements.

     The Company's income from operations increased by $1.3 million, or 172%, to $2.0 million in the quarter ended June 30, 2002, from $742,000 in the quarter ended June 30, 2001. The increase was attributable to the growth in total revenue as well as the reduction of litigation and arbitration expenses as compared to the quarter ended June 30, 2001.

     The Company incurred net interest expense of $33,000 in the quarter ended June 30, 2002, as compared to $109,000 in the quarter ended June 30, 2001. The decrease in net interest expense was primarily the result of a reduction in interest incurred on borrowings under the Company's existing line of credit. Interest expense for the quarter ended June 30, 2002 of $37,000 was partially offset by interest income of $4,000. Interest expense for the quarter ended June 30, 2001 of $123,000 was partially offset by interest income of $14,000. For the quarter ended June 30, 2002, the Company incurred a loss of $24,000 on the disposal of property and equipment, as compared to $2,000 in the quarter ended June 30, 2001. During the quarter ended June 30, 2002, the Company incurred a net loss of $3,000 in its joint venture, Exactech Asia Limited Co., as compared to a loss of $44,000 in the quarter ended June 30, 2001.

     During the quarter ended June 30, 2002, the Company incurred a foreign currency exchange loss of $32,000 as a result of Euro denominated accounts payable related to purchases of inventory. See "Item 3: Quantitative and Qualitative Disclosures About Market Risk" in this report.

     Income before provision for income taxes increased by $1.3 million, or 228%, to $1.9 million in the quarter ended June 30, 2002, from $587,000 in the quarter ended June 30, 2001. The provision for income taxes was $725,000 in the quarter ended June 30, 2002 as compared to $217,000 in the quarter ended June 30, 2001. The effective tax rate for the quarter ended June 30, 2002 was 37.6% as compared to 37.0% in the quarter ended June 30, 2001.

     As a result, the Company realized net income of $1.2 million in the quarter ended June 30, 2002, compared to $370,000 in the quarter ended June 30, 2001, an increase of 225%. As a percentage of sales, net income was 8% in the quarter ended June 30, 2002 as compared to 3% in the quarter ended June 30, 2001. Earnings per share on a diluted basis were $0.22 for the quarter ended June 30, 2002 as compared to $0.07 for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net sales increased by $5.4 million, or 23%, to $28.7 million in the six months ended June 30, 2002 from $23.3 million in the six months ended June 30, 2001. Net sales increased in all major product lines. Sales of hip implant products increased by 35% to $6.9 million in the six months ended June 30, 2002, from $5.1 million in the six months ended June 30, 2001. Sales of knee implant products increased 21% to $17.0 million in the six months ended June 30, 2002, from $14.0 million in the six months ended June 30, 2001. Tissue services revenue increased 11% to $3.0 million in the six months ended June 30, 2002, from $2.7 million in the six months ended June 30, 2001. Sales of all other product lines increased 21% to $1.8 million in the six months ended June 30, 2002, as compared to $1.5 million in the six months ended June 30, 2001. Domestic sales grew to $23.9 million in the six months ended June 30, 2002, an increase of 28%, from $18.7 million in the six months ended June 30, 2001. International sales increased by 4% to $4.8 million in the six months ended June 30, 2002, as compared to $4.6 million in the six months ended June 30, 2001.

     Gross profit increased by $4.1 million, or 27%, to $19.1 million in the six months ended June 30, 2002 from $15.0 million in the six months ended June 30, 2001. As a percentage of sales, gross profit increased to 67% in the six months ended June 30, 2002, from 64% in the six months ended June 30, 2001. This increase was primarily due to strong domestic sales growth and a decrease in negative manufacturing variances.

     Total operating expenses increased by $2.6 million, or 21%, to $15.1 million in the six months ended June 30, 2002, from $12.5 million in the six months ended June 30, 2001. Sales and marketing expenses increased 28% to $8.6 million in the six months ended June 30, 2002, from $6.7 million in the six months ended June 30, 2001. Sales and marketing expenses increased, as a percentage of sales, to 30% in the six months ended June 30, 2002, from 29% in the six months ended June 30, 2001, primarily as a result of increases in independent representative service payments associated with the Company's growth in domestic sales revenue.

     General and administrative expenses increased 8% to $2.7 million in the six months ended June 30, 2002, from $2.5 million in the six months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses increased primarily as a result of increases in premiums for product liability insurance coverage beginning in the second quarter of 2002. As a percentage of sales, general and administrative expenses were 9% in the six months ended June 30, 2002, as compared to 11% in the six months ended June 30, 2001.

     Research and development expenses increased 18% to $1.4 million in the six months ended June 30, 2002, from $1.1 million in the six months ended June 30, 2001 as the Company continued to invest in product development at levels supported by revenue growth. As a percentage of sales, research and development expenses remained constant at 5% for the six months ended June 30, 2002 and June 30, 2001.

     Depreciation and amortization increased by $188,000, or 15%, to $1.5 million in the six months ended June 30, 2002, from $1.3 million in the six months ended June 30, 2001. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation. During the six months ended June 30, 2002, $2.0 million of surgical instruments were placed in service.

     Royalty expenses increased 17% to $1.0 million in the six months ended June 30, 2002, as compared to $884,000 in the six months ended June 30, 2001. Royalties increased primarily as a result of the increase of sales of knee implants. As a percentage of sales, royalty expense was 4% for the six months ended June 30, 2002 and June 30, 2001.

     The Company's income from operations increased 55% to $4.0 million in the six months ended June 30, 2000, from $2.5 million in the six months ended June 30, 2001. The increase resulted from increases in sales revenue and a reduction of litigation and arbitration costs.

     The Company incurred net interest expense of $73,000 in the six months ended June 30, 2002, as compared to $244,000 in the six months ended June 30, 2001. The decrease in net interest expense was primarily the result of a reduction in interest incurred on borrowings under the Company's existing line of credit. Interest expense for the six months ended June 30, 2002 of $82,000 was partially offset by interest income of $9,000. Interest expense for the six months ended June 30, 2001 of $268,000 was partially offset by interest income of $24,000. For the six months ended June 30, 2002, the Company incurred a loss of $27,000 on the disposal of property and equipment, as compared to $23,000 in the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company incurred a net loss of $17,000 in its joint venture, Exactech Asia Limited Co., as compared to a loss of $80,000 in the six months ended June 30, 2001.

     During the six months ended June 30, 2002, the Company incurred a foreign currency exchange loss of $32,000 as a result of Euro denominated accounts payable related to purchases of inventory. See "Item 3: Quantitative and Qualitative Disclosures About Market Risk" in this report.

     Income before provision for income taxes increased 73%, to $3.8 million in the six months ended June 30, 2002, from $2.2 million in the six months ended June 30, 2001. The provision for income taxes was $1.4 million in the six months ended June 30, 2002, compared to $783,000 in the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002, was 36.8%, as compared to an effective rate of 35.6% for the six months ended June 30, 2001. The increase in the effective tax rate was primarily the result of strong domestic sales growth.

     As a result, the Company realized net income of $2.4 million in the six months ended June 30, 2002, as compared to $1.4 million in the six months ended June 30, 2001, an increase of 69%. As a percentage of sales, net income was 8% in the six months ended June 30, 2002 as compared to 6% for the comparable period ended June 30, 2001. Earnings per share on a diluted basis were $0.43 for the six months ended June 30, 2002 as compared to $0.26 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At June 30, 2002, the Company had working capital of $28.2 million compared to $26.3 million at December 31, 2001. The increase in working capital was primarily the result of increases in accounts receivable and prepaid expenses offset by an increase in accounts payable. As a result of operating, investing and financing activities, cash and cash equivalents at June 30, 2002 increased to $1.5 million from $1.0 million at December 31, 2001. The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $6,000,000. The credit line was renewed in June 2002 for a term of two years, expiring June 30, 2004. At June 30, 2002, there were no outstanding balances under the line of credit. In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows:
$300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.35% as of June 30, 2002). The proceeds of the credit facility were used to finance construction of the Company's current facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility. The Company has entered into distribution agreements under which the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements. The Company has initiated an expansion of its existing corporate headquarters and manufacturing facility in Gainesville, Florida. The expansion has an estimated cost of $4.0 million which is expected to be financed through a long-term commercial loan. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

     Operating activities provided net cash of $4.1 million in the six months ended June 30, 2002, as compared to $689,000 in the six months ended June 30, 2001. The primary reasons for the change were strong growth in net income for the six months ended June 30, 2002, which increased $1.0 million as compared to the six months ended June 30, 2001, and an increase in accounts payable of $2.9 million in the six months ended June 30, 2002. Depreciation and amortization totaled $1.6 million in the six months ended June 30, 2002, as compared to $1.4 million in the six months ended June 30, 2001. Cash required as a result of the increase in trade receivables was $2.0 million in the six months ended June 30, 2002, as compared to $1.9 million in the six months ended June 30, 2001. Cash required as a result of the increase in inventory was $394,000 in the six months ended June 30, 2002, as compared to $555,000 in the six months ended June 30, 2001. Cash required as a result of increases in prepaid expenses and other assets was $1.4 million in the six months ended June 30, 2002, as compared to $264,000 in the six months ended June 30, 2001 primarily due to the prepayment of annual insurance premiums.

Investing Activities

     The Company used net cash in investing activities of $2.8 million in the six months ended June 30, 2002, as compared to $2.3 million in the six months ended June 30, 2001. The use of cash in the six months ended June 30, 2002 was due to the investment of $2.6 million in property and equipment, $38,000 for the costs of patents, $150,000 for the purchase of licenses, and $82,000 in Exactech Asia.

Financing Activities

     Financing activities for the six months ended June 30, 2002 used net cash of $742,000, as compared to providing net cash of $1.7 million in the six months ended June 30, 2001. During the six months ended June 30, 2002, proceeds from the exercise of outstanding stock options provided cash of $644,000, while net activity under the line of credit facility with Merrill Lynch used cash of $1.4 million. During the six month period ended June 30, 2001, cash provided by the exercise of outstanding stock options and warrants was $2.0 million, while net activity under the line of credit facility with Merrill Lynch used cash of $344,000.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of June 30, 2002 (in thousands, except percentages):

                                          2002      2003     2004    2005      Thereafter      Total
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents
Overnight repurchase account
     at variable interest rate         $ 1,509                                                $ 1,509
Weighted average interest rate             0.9%
Liabilities
Industrial Revenue Bond at
     variable interest rate            $   300      $  300   $ 300   $ 300       $ 2,100      $ 3,300
Weighted average interest rate             1.5%
-------------------------------------------------------------------------------------------------------

     The Company invoices and receives payment from international distributors in U. S. Dollars and is not subject to risk associated with foreign currency exchange rates on accounts receivable. In connection with certain distribution agreements, the Company is subject to risk associated with foreign currency exchange rates on purchases of inventory payable in Euros. The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the primary currency for the Company and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

     The Company has been a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. On July 23, 2002, the Company announced that it had reached an agreement in principle to settle the dispute with RTI and enter into a new distribution agreement as exclusive distributor for bone past products processed by RTI for non-spinal musculoskeletal orthpaedic procedures. The definitive settlement and new license agreements are expected to be completed by the end of the third quarter of 2002. The agreement will settle all claims and disputes outlined in the December 2001 arbitration ruling that determined that the Company retained the exclusive distribution rights to a line of moldable bone paste products for use outside the spine produced by RTI. In addition to reaffirming the Company's exclusive distribution rights, the settlement also calls for RTI to pay the Company $1.5 million in damages.

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         Previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 5. Other Information
         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits
         99.1   Certification of Chief Executive Officer pursuant to 18 USC
                Section 1350
         99.2   Certification of Chief Financial Officer pursuant to 18 USC
                Section 1350

      b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Exactech, Inc.

Date: August 12, 2002                  By:  /s/ R. William Petty
                                            -----------------------------------
                                            R. William Petty
                                            President, Chief Executive Officer
                                            and Chairman of the Board

Date: August 12, 2002                  By:  /s/ Joel C. Phillips
                                            -----------------------------------
                                            Joel C. Phillips
                                            Treasurer and Chief
                                            Financial Officer

                                  Exhibit Index

Exhibit Number                         Exhibit Description

    99.1           Certification of Chief Executive Officer pursuant to 18 USC
                   Section 1350
    99.2           Certification of Chief Financial Officer pursuant to 18 USC
                   Section 1350