Form 10-Q
period 2002-09-30
EXACTECH INC
filed 2002-11-13
CIK 913165

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                   Class                     Outstanding at November 11, 2002
        Common Stock, $.01 par value                     5,437,345

                                 EXACTECH, INC.

                                      INDEX

                                                                                     Page
                                                                                    Number
  PART 1.    FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 2001 and
           September 30, 2002                                                          2

         Condensed Statements of Income for the Three Month and
           Nine Month Periods Ended September 30, 2001 and September 30, 2002          3

         Condensed Statement of Changes in Shareholders' Equity
           for the Nine Month Period Ended September 30, 2002                          4

         Condensed Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 2001 and September 30, 2002                     5

         Notes to Condensed Financial Statements for the Three
           Month and Nine Month Periods Ended September 30, 2001 and
           September 30, 2002                                                          6

    Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk               16

    Item 4.  Controls and Procedures                                                  16


  PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings                                                        17

    Item 2.  Changes in Securities                                                    17

    Item 3.  Defaults Upon Senior Securities                                          17

    Item 4.  Submission of Matters to a Vote of Security Holders                      17

    Item 5.  Other Information                                                        17

    Item 6.  Exhibits and Reports on Form 8-K                                         17

    Signatures                                                                        18

    Certifications                                                                    19

Item 1. Financial Statements

                                 EXACTECH, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                       December 31,         September 30,
ASSETS                                                     2001                 2002
                                                     ----------------     ----------------
     CURRENT ASSETS:
         Cash and cash equivalents                   $          1,001     $          2,547
         Trade receivables, net of allowance
            of $373 and $514                                   10,503               11,695
         Prepaid expenses and other assets                        275                1,251
         Inventories                                           19,598               20,602
         Deferred tax assets                                      289                  318
                                                     ----------------     ----------------
              Total current assets                             31,666               36,413

     PROPERTY AND EQUIPMENT:
         Land                                                     463                  463
         Machinery and equipment                                6,524                7,145
         Surgical instruments                                  11,513               12,778
         Furniture and fixtures                                   552                  569
         Facilities                                             3,595                3,597
         Facilities expansion in progress                           -                  541
                                                     ----------------     ----------------
              Total                                            22,647               25,093
         Accumulated depreciation                              (7,861)              (9,257)
                                                     ----------------     ----------------
              Net property and equipment                       14,786               15,836

     OTHER ASSETS:
         Product licenses and designs, net                        273                  378
         Deferred financing costs, net                            108                  120
         Investment in joint venture                               14                   77
         Advances and deposits                                    144                   19
         Patents and trademarks, net                              487                  474
                                                     ----------------     ----------------
              Total other assets                                1,026                1,068

                                                     ----------------     ----------------
TOTAL ASSETS                                         $         47,478     $         53,317
                                                     ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                            $          2,142     $          3,445
         Income taxes payable                                      18                   56
         Line of credit                                         1,386                    -
         Current portion of long-term debt                        300                  300
         Commissions payable                                      672                1,028
         Royalties payable                                        453                  459
         Other liabilities                                        359                  351
                                                     ----------------     ----------------
              Total current liabilities                         5,330                5,639

     LONG-TERM LIABILITIES:
         Deferred tax liabilities                               1,768                1,806
         Long-term debt, net of current portion                 3,000                3,531
                                                     ----------------     ----------------
              Total long-term liabilities                       4,768                5,337
                                                     ----------------     ----------------
              Total liabilities                                10,098               10,976

     SHAREHOLDERS' EQUITY:
         Common stock                                              53                   54
         Additional paid-in capital                            19,101               20,314
         Retained earnings                                     18,226               21,973
                                                     ----------------     ----------------
              Total shareholders' equity                       37,380               42,341

                                                     ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $         47,478     $         53,317
                                                     ================     ================

See notes to condensed financial statements

                                 EXACTECH, INC.
                         CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Month Period                    Nine Month Period
                                                             Ended September 30,                   Ended September 30,
                                                           2001               2002               2001               2002
                                                      --------------     --------------     --------------    ---------------
NET SALES                                            $       11,269    $        14,523    $        34,616     $        43,258

COST OF GOODS SOLD                                            3,888              4,493             12,188              14,133
                                                      -------------     --------------     --------------      --------------
           Gross profit                                       7,381             10,030             22,428              29,125

OPERATING EXPENSES:
      Sales and marketing                                     3,024              4,309              9,709              12,896
      General and administrative                              1,280              1,695              3,787               4,402
      Research and development                                  542                663              1,684               2,013
      Depreciation and amortization                             703                764              1,984               2,233
      Royalties                                                 433                451              1,317               1,481
                                                      -------------     --------------     --------------      --------------
           Total operating expenses                           5,982              7,882             18,481              23,025
                                                      -------------     --------------     --------------      --------------
INCOME FROM OPERATIONS                                        1,399              2,148              3,947               6,100

OTHER INCOME (EXPENSE):
      Interest income                                             7                  6                 30                  16
      Litigation settlement, net of costs                         -                206                  -                 206
      Interest expense                                          (92)               (35)              (359)               (117)
      Loss on disposal of assets                                  -               (166)               (23)               (193)
      Foreign currency exchange gain (loss)                       -                  4                  -                 (28)
      Equity in net loss of joint venture                       (60)                (2)              (140)                (19)
                                                      -------------     --------------     --------------      --------------
           Total other (expense) income                        (145)                13               (492)               (135)
                                                      -------------     --------------     --------------      --------------
INCOME BEFORE INCOME TAXES                                    1,254              2,161              3,455               5,965

PROVISION FOR INCOME TAXES                                      479                817              1,262               2,218
                                                      -------------     --------------     --------------      --------------
NET INCOME                                           $          775    $         1,344    $         2,193     $         3,747
                                                      =============     ==============     ==============      ==============

BASIC EARNINGS PER SHARE                             $         0.15    $          0.25    $          0.42     $          0.70
                                                      =============     ==============     ==============      ==============

DILUTED EARNINGS PER SHARE                           $         0.14    $          0.24    $          0.40     $          0.68
                                                      =============     ==============     ==============      ==============

See notes to condensed financial statements

                                 EXACTECH, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                            Additional                            Total
                                                   Common Stock              Paid-In           Retained       Shareholders'
                                               Shares          Amount        Capital           Earnings           Equity
                                               ------          ------        -------           --------           ------
Balance, December 31, 2001                      5,324     $        53    $    19,101    $        18,226    $      37,380

     Exercise of stock options                    104               1            882                                 883
     Issuance of common stock
        under the Company's
        Employee Stock Purchase Plan                5               -             71                                  71
     Compensation benefit of
        non-qualified stock options                                               58                                  58
     Tax benefit from exercise
        of stock options                                                         202                                 202
     Net income                                                                                   3,747            3,747
                                            ---------     -----------    -----------    ---------------    -------------
Balance, September 30, 2002                     5,433     $        54    $    20,314    $        21,973    $      42,341
                                            =========     ===========    ===========    ===============    =============

See notes to condensed financial statements

                                 EXACTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Nine Month Period Ended September 30,
                                                                       2001                2002
                                                                  ---------------    ---------------
OPERATING ACTIVITIES:
   Net income                                                     $        2,193     $        3,747
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                       2,129              2,519
       Compensation benefit of non-qualified stock options                     7                 58
       Loss on disposal of assets                                             23                193
       Foreign currency exchange loss                                          -                 28
       Equity in net loss of joint venture                                     -                 19
       Tax benefit from exercise of stock options                            248                202
       Deferred income taxes                                                 246                  9
       Increase in trade receivables                                      (1,963)            (1,192)
       Decrease (increase) in inventories                                    262             (1,004)
       Increase in prepaid expenses and other assets                        (144)              (863)
       (Decrease) increase in income taxes payable                           (65)                38
       (Decrease) increase in accounts payable                            (1,301)             1,275
       Increase in other liabilities                                         480                354
                                                                  ---------------    ---------------
            Net cash provided by operating activities                      2,115              5,383
                                                                  ---------------    ---------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (3,218)            (3,666)
   Investment in joint venture                                                (5)               (82)
   Purchases of product licenses and designs                                 (25)              (150)
   Cost of patents and trademarks                                            (30)               (38)
                                                                  ---------------    ---------------
            Net cash used in investing activities                         (3,278)            (3,936)
                                                                  ---------------    ---------------

FINANCING ACTIVITIES:
   Payments on line of credit, net of borrowing                             (257)            (1,386)
   Proceeds from commerical construction loan                                  -                531
   Proceeds from issuance of common stock                                  1,869                954
                                                                  ---------------    ---------------
            Net cash provided by financing activities                      1,612                 99
                                                                  ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    449              1,546

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               448              1,001
                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $          897     $        2,547
                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                   $           93     $           71
       Income taxes                                                          989              2,016

See notes to condensed financial statements

                                 EXACTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (Unaudited)

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

     All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will adopt SFAS No. 143 effective January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issues Task Force No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the standard effective January 1, 2003. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

3. INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This adjustment establishes a new cost basis for such impairment that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2001 and September 30, 2002 (in thousands of dollars):
----------------------------------------------------
                          2001             2002

Raw materials        $        2,087    $       1,331
Work in process                 200              133
Finished goods               17,311           19,138
                     --------------    -------------
                     $       19,598    $      20,602
                     ==============    =============
----------------------------------------------------

4. DEBT

Long-term debt consists of the following at December 31, 2001 and September 30, 2002 (in thousands of dollars):

                                                                       2001            2002
                                                                   -----------     -----------
Industrial Revenue Bond note payable in annual                     $     3,300     $     3,300
principal installments as follows:  $300 per year from
2001-2006; $200 per year from 2007-2013; $100 per
year from 2014-2017; monthly interest payments based on
adjustable rate as determined by the bonds remarketing
agent based on market rate fluctuations (1.80% as of
September 30, 2002); proceeds used to finance construction
of current facility

Commercial construction loan payable in monthly principal                    -             531
installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month Libor
rate (3.32% as of September 30, 2002); proceeds used to
finance expansion of current facility
                                                                   -----------     -----------
     Total long-term debt                                                3,300           3,831
     Less current portion                                                 (300)           (300)
                                                                   -----------     -----------
                                                                   $     3,000     $     3,531
                                                                   ===========     ===========

The following is a schedule of debt maturities as of September 30, 2002 (in thousands of dollars):

2002                                                               $       300
            ...................................................
2003                                                                       352
            ...................................................
2004                                                                       510
            ...................................................
2005                                                                       510
            ...................................................
2006                                                                       359
            ...................................................
Thereafter                                                               1,800
            ...................................................    -----------

     Total                                                         $     3,831
            ...................................................    ===========

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

     The Company has been a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In September 2002, the Company entered into a definitive agreement to settle the dispute with RTI and a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The agreements settled all claims and disputes outlined in the December 2001 arbitration ruling that determined that the Company retained the exclusive distribution rights to a line of moldable bone paste products for use outside the spine produced by RTI. In addition to reaffirming the Company's exclusive distribution rights, the settlement also calls for RTI to pay the Company $1.5 million in damages in six quarterly installments.

     On August 29, 2002, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in the early stages. The Company is pursuing the defense of this claim vigorously.

Commitments

     The Company has entered into distribution agreements under which the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements. The Company has entered into an agreement to purchase the land and improvements of an adjacent facility in the Northwood Commercial Park, Gainesville, Florida, for $400,000 cash to accommodate future expansion needs.

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

     Summarized interim reporting information concerning the Company's reportable segments is shown in the following table:

                                                                       (in thousands)
                                         ---------------------------------------------------------------------
                                                                        Tissue
                                           Knee            Hip         Services        Other           Total
--------------------------------------------------------------------------------------------------------------
Three months ended September 30,
 2001
Net Sales                                $  6,990       $   2,741     $   1,204      $    334       $  11,269
Segment income from operations                721             418           169            91           1,399

 2002
Net Sales                                $  7,619       $   3,580     $   2,119      $  1,205       $  14,523
Segment income (loss) from operations       1,210             605           558          (225)          2,148

Nine months ended September 30,
 2001
Net Sales                                $ 21,677       $   8,055     $   3,915      $    969       $  34,616
Segment income from operations              1,981           1,072           606           288           3,947

 2002
Net Sales                                $ 24,620       $  10,485     $   5,126      $  3,027       $  43,258
Segment income (loss) from operations       3,899           1,794         1,136          (729)          6,100

--------------------------------------------------------------------------------------------------------------


     Total assets not identified with a specific segment (in thousands of dollars) were $19,431 at December 31, 2001 and $23,936 at September 30, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

     Segment assets are summarized in the following table:

                                                                    (in thousands)
                                              -----------------------------------------------------------
                                                                        Tissue
                                                Knee        Hip        Services     Other      Total
---------------------------------------------------------------------------------------------------------
December 31, 2001
Total assets, net                             $ 15,570    $ 10,848     $   927      $ 702    $ 28,047

September 30, 2002
Total assets, net                             $ 15,325    $ 11,883     $ 1,473      $ 700    $ 29,381

---------------------------------------------------------------------------------------------------------


     Geographic distribution of sales is summarized in the following table:


--------------------------------------------------------------------------------
Three months ended September 30,                2001           2002

Domestic sales revenue                        $  9,506       $ 12,871
Sales revenue from Spain                           646            671
Other international sales revenue                1,117            981

--------------------------------------------------------------------------------
Nine months ended September 30,                 2001           2002
Domestic sales revenue                        $ 28,245       $ 36,811
Sales revenue from Spain                         2,950          3,257
Other international sales revenue                3,421          3,190

--------------------------------------------------------------------------------

7.     SHAREHOLDERS' EQUITY

          The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

                                    Income         Shares                            Income     Shares
                                    (Numer-        (Denom-        Per                (Numer-    (Denom-            Per
                                     ator)         inator)       Share               ator)       inator)          Share
                                 ------------------------------------------------------------------------------------------

                                   Three Months Ended September 30, 2001           Three Months Ended September 30, 2002
                                 -----------------------------------------        -----------------------------------------
Net income                         $    775                                          $  1,344

Basic EPS:
Net income available to
common shareholders                $    775          5,297       $ 0.15              $  1,344      5,409          $  0.25
                                                                ========                                         =========
Effect of Dilutive Securities:
  Stock options                                        147                                           153
                                                   -------                                        ------

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions           $    775          5,444       $ 0.14              $  1,344      5,562          $  0.24
                                                                ========                                         =========

                                   Nine Months Ended September 30, 2001             Nine Months Ended September 30, 2002
                                 ------------------------------------------       -----------------------------------------
Net income                         $  2,193                                          $  3,747

Basic EPS:
Net income available to
common shareholders                $  2,193          5,215       $ 0.42              $  3,747      5,371          $  0.70
                                                                ========                                         =========
Effect of Dilutive Securities:
  Stock options                                        195                                           156
  Warrants                                               6                                             -
                                                   -------                                        ------

Diluted EPS:
Net income available to
common shareholders
plus assumed conversions           $  2,193          5,416       $ 0.40              $  3,747      5,527          $  0.68
                                                                ========                                         =========


         At September 30, 2001, there were 541,097 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. For the three months ended September 30, 2001, there were 147,538 options at exercise prices ranging from $12.81 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. At September 30, 2002, there were 499,700 options to purchase shares of common stock at prices ranging from $3.28 to $18.81 per share outstanding. For the three months ended September 30, 2002, there were 120,038 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

         For the nine months ended September 30, 2001, there were 112,538 options at exercise prices ranging from $16.40 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the nine months ended September 30, 2002, there were 115,038 options at exercise prices ranging from $17.00 to $18.81 per share excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

8.        RECLASSIFICATIONS

         Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 financial statements presentation.

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

         The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and biologic products to hospitals and physicians. The Company was incorporated in 1985 and began selling hip products in 1987. Hip products accounted for the majority of the Company's sales from 1987 until 1994. From the introduction of the Optetrak(R) knee system in 1995, sales of knee implant products accounted for an increasing percentage of the Company's revenues and profits. During 1999, the Company commenced full-scale distribution of Opteform(R), a 100% biologic based allograft tissue under an exclusive license agreement with Regeneration Technologies, Inc. During 2000, the Company began the initial release of a comprehensive update of its hip systems under the trade name AcuMatch(R) hip systems. During 2001, the Company began distribution of Cemex(R), a unique bone cement and delivery system under an exclusive U.S. distribution agreement with Tecres, an Italian based company. During the first quarter of 2002, the Company entered into an exclusive distribution agreement with German manufacturer Waldemar Link GmbH & Co. and Link America, Inc. d/b/a Link Orthopaedics to distribute its line of orthopaedic implants and instrumentation in the United States and Canada. During the third quarter of 2002, the Company entered into a new exclusive distribution agreement with Regeneration Technologies, Inc. ("RTI") granting the Company the worldwide rights to distribute all bone paste products for non-spinal musculoskeletal orthopaedic procedures. While the Company anticipates that sales of knee implant products will continue to account for a major portion of its revenues and profits, hip implants, bone restoration materials, and bone cement are an increasingly important part of the Company's product lines.

         The following table sets forth, for the periods indicated, information with respect to the Company's products and services sold and percentages of revenues derived from such sales:

                          SALES SUMMARY BY PRODUCT LINE
                             (dollars in thousands)

                                              Nine Months Ended                               Three Months Ended
                              ------------------------------------------------  --------------------------------------------
                                   September 30, 2001      September 30, 2002      September 30, 2001     September 30, 2002
                                       $          %            $          %           $           %           $          %
                                       -          -            -          -           -           -           -          -
Knee Products                       20,801      60.1%       24,620      56.9%         6,793     60.3%       7,619      52.5%
Hip Products                         7,811      22.6%       10,485      24.2%         2,692     23.9%       3,580      24.7%
Tissue Services                      3,915      11.3%        5,126      11.9%         1,204     10.7%       2,119      14.6%
Instrument Sales and Rental          1,186       3.4%        1,138       2.6%           262      2.3%         397       2.7%
Bone Cement                            198       0.6%          365       0.9%            83      0.7%         123       0.8%
Acudriver                              184       0.5%          172       0.4%            57      0.5%          50       0.3%
Miscellaneous                          521       1.5%        1,352       3.1%           178      1.6%         635       4.4%
                              -----------------------    --------------------   ---------------------   --------------------
   Total                            34,616     100.0%       43,258     100.0%        11,269    100.0%      14,523     100.0%
                              =======================    ====================   =====================   ====================

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Net sales increased by $3.2 million, or 29%, to $14.5 million for the quarter ended September 30, 2002 from $11.3 million for the quarter ended September 30, 2001. Sales of knee implant products increased 12% during the quarter ended September 30, 2002 to $7.6 million from $6.8 million during the quarter ended September 30, 2001. Sales of hip implant products increased 33% to $3.6 million during the quarter ended September 30, 2002 from $2.7 million during the quarter ended September 30, 2001. Revenue from the distribution of tissue services increased 76% during the quarter ended September 30, 2002 to $2.1 million as compared to $1.2 million during the quarter ended September 30, 2001. Sales of all other product lines increased 108% to $1.2 million from $580,000 during the quarter ended September 30, 2001. During the quarter ended September 30, 2002, domestic sales revenue increased 35% to $12.9 million from $9.5 million in the comparable quarter ended September 30, 2001. International sales decreased 6% to $1.7 million during the quarter ended September 30, 2002 from $1.8 million during the quarter ended September 30, 2001, primarily as a result of timing differences in distributor stocking orders. As a percentage of sales, international sales represented 11% for the quarter ended September 30, 2002, as compared to 16% for the quarter ended September 30, 2001. The decrease in international sales, as a percentage of total sales, is primarily due to the strong increase in domestic sales.

         Gross profit increased by $2.6 million, or 36%, to $10.0 million for the quarter ended September 30, 2002 from $7.4 million for the quarter ended September 30, 2002. As a percentage of sales, gross profit increased to 69% for the quarter ended September 30, 2002 as compared to 66% for the quarter ended September 30, 2001, primarily due to strong domestic sales growth, including growth in distribution revenue for tissue services as a result of the new distribution agreement with Regeneration Technologies, Inc.

         Total operating expenses increased by $1.9 million, or 32%, to $7.9 million for the quarter ended September 30, 2002 from $6.0 million in the quarter ended September 30, 2001. Sales and marketing expenses increased by $1.3 million, or 42%, to $4.3 million for the quarter ended September 30, 2002 from $3.0 million in the quarter ended September 30, 2001. Sales and marketing expenses, as a percentage of sales, increased to 30% for the quarter ended September 30, 2002 as compared to 27% in the quarter ended September 30, 2001. The Company's sales and marketing expenses are largely variable costs based on sales levels, with the largest component being payments to independent sales representatives for their services to hospitals and surgeons on the Company's behalf. For the quarter ended September 30, 2002, sales and marketing expenses increased primarily due to strong domestic sales growth with its accompanying commission expense.

         General and administrative expenses increased by $415,000, or 32%, to $1.7 million for the quarter ended September 30, 2002 from $1.3 million in the quarter ended September 30, 2001. As a percentage of sales, general and administrative expenses increased to 12% for the quarter ended September 30, 2002 from 11% in the quarter ended September 30, 2001. The increase in general and administrative expenses for the quarter ended September 30, 2002 is primarily the result of significant increases in product liability insurance due to insurance market conditions. Insurance premiums increased by $302,000 for the quarter ended September 30, 2002 from the quarter ended September 30, 2001. Similar increases in product liability insurance premiums will occur through the fourth quarter of the current year and the first quarter of next year. The Company expects that the insurance market for product liability insurance will continue to experience upward pressure on premiums beyond the first quarter of 2003.

         Research and development expenses increased by $121,000, or 22%, to $663,000 for the quarter ended September 30, 2002, as compared to $542,000 for the quarter ended September 30, 2001. As a percentage of sales, research and development expenses remained constant at 5% for the each of the quarters ended September 30, 2002 and September 30, 2001. Development efforts have continued to focus on line extensions of the Company's knee and hip implant products, resulting in the overall increase in research and development expenses.

         Depreciation and amortization increased 9% to $764,000 for the quarter ended September 30, 2002 from $703,000 for the quarter ended September 30, 2001. Depreciation expenses increased primarily as a result of investment in surgical instrumentation. During the quarter ended September 30, 2002, $452,000 of surgical instruments was placed in service, contributing to the increase in depreciation expense.

         Royalty expenses increased by $18,000 to $451,000 for the quarter ended September 30, 2002 from $433,000 for the quarter ended September 30, 2001. As a percentage of sales, royalty expenses decreased to 3% for the quarter ended September 30, 2002 from 4% for the quarter ended September 30, 2001. The expiration of certain royalty agreements resulted in the reduction, as a percent of sales, of royalty expenses even though royalty expenses increased on a dollar basis, as a result of sales increases of the Company's implant product lines.

         The Company's income from operations increased by $749,000, or 54%, to $2.1 million for the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001. The increase was primarily due to the increase in sales revenue and gross margin improvement from strong domestic sales growth.

         The Company incurred net interest expense of $29,000 for the quarter ended September 30, 2002, as compared to $85,000 for the quarter ended September 30, 2001. The decrease in net interest expense was primarily the result of a reduction in interest incurred on borrowings under the Company's existing line of credit. For the quarter ended September 30, 2002, the Company incurred a loss on the disposal of property and equipment of $166,000. For the quarter ended September 30, 2002, the Company realized non-operating income of $206,000, net of legal costs of $44,000, related to the settlement agreement with RTI. The Company expects to realize similar quarterly non-operating income through the year ending December 31, 2003. The Company's share of the net loss in its joint venture for the quarter ended September 30, 2002 was $2,000, as compared to $60,000 for the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the Company realized a foreign currency exchange gain of $4,000 as a result of Euro denominated accounts payable related to purchases of inventory. See "Item 3: Quantitative and Qualitative Disclosures About Market Risk" in this report.

         Income before provision for income taxes increased by $907,000, or 72%, to $2.2 million for the quarter ended September 30, 2002 from $1.3 million for the quarter ended September 30, 2001. The provision for income taxes was $817,000 for the quarter ended September 30, 2002 compared to $479,000 in the quarter ended September 30, 2001. The effective tax rate in the quarter ended September 30, 2002 was 37.8%, as compared to 38.2% in the quarter ended September 30, 2001.

         As a result, the Company realized net income of $1.3 million for the quarter ended September 30, 2002, compared to $775,000 for the quarter ended September 30, 2001, a 73% increase. As a percentage of sales, net income increased to 9.3% for the quarter ended September 30, 2002 from 6.9% for the quarter ended September 30, 2001. Earnings per share on a diluted basis were $0.24 for the quarter ended September 30, 2002 as compared to $0.14 for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Net sales increased by $8.7 million, or 25%, to $43.3 million for the nine months ended September 30, 2002 from $34.6 million for the nine months ended September 30, 2001. Sales of the knee implant products increased 18% to $24.6 million for the nine months ended September 30, 2002 from $20.8 million for the nine months ended September 30, 2001. Sales of hip implant products increased 34% to $10.5 million for the nine months ended September 30, 2002 from $7.8 million for the nine months ended September 30, 2001. Revenue from the distribution of tissue services increased 31% to $5.1 million for the nine months ended September 30, 2002 from $3.9 million for the nine months ended September 30, 2001. Sales of all other product lines increased 45% to $3.0 million for the nine months ended September 30, 2002 from $2.1 million for the nine months ended September 30, 2001. Domestic sales revenue increased 30% to $36.8 million for the nine months ended September 30, 2002 as compared to $28.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, international sales increased 1% to $6.5 million compared to $6.4 million for the nine months ended September 30, 2001. As a percentage of sales, international sales decreased to 15% for the nine months ended September 30, 2002 as compared to 18% for the nine months ended September 30, 2001, primarily to due strong domestic sales growth.

         Gross profit increased by $6.7 million, or 30%, to $29.1 million for the nine months ended September 30, 2002 from $22.4 million for the nine months ended September 30, 2001. As a percentage of sales, gross profit increased to 67% for the nine months ended September 30, 2002 from 65% for the nine months ended September 30, 2001, as the Company experienced strong domestic sales growth, along with a reduction in manufacturing costs achieved through internal production efficiencies.

         Total operating expenses increased by $4.5 million, or 25%, to $23.0 million for the nine months ended September 30, 2002 from $18.5 million for the nine months ended September 30, 2001. Sales and marketing expenses increased 33% to $12.9 million for the nine months ended September 30, 2002, as compared to $9.7 million for the nine months ended September 30, 2001. As a percentage of sales, sales and marketing expenses increased to 30% for the nine months ended September 30, 2002 from 28% for the nine months ended September 30, 2002, primarily as a result of increases in independent representative service payments associated with the Company's growth in domestic sales revenue.

         General and administrative expenses increased 16% to $4.4 million for the nine months ended September 30, 2002 from $3.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses increased primarily as a result of increases in premiums for product liability insurance coverage. As a percentage of sales, general and administrative expenses decreased to 10% for the nine months ended September 30, 2002 from 11% for the nine months ended September 30, 2001.

         Research and development expenses increased 20% to $2.0 million for the nine months ended September 30, 2002 from $1.7 million for the nine months ended September 30, 2001. As a percentage of sales, research and development expenses remained constant at 5% for the nine months ended September 30, 2002 and September 30, 2001. The Company's continued development efforts on product line extensions and new technology have kept pace with sales growth.

         Depreciation and amortization increased 13% to $2.2 million for the nine months ended September 30, 2002 from $2.0 million for the nine months ended September 30, 2001. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and manufacturing equipment. During the nine months ended September 30, 2002, $2.5 million of surgical instruments and $225,000 of manufacturing equipment were placed in service.

         Royalty expenses increased 12% to $1.5 million for the nine months ended September 30, 2002 from $1.3 million for the nine months ended September 30, 2001, as a result of the overall increase in sales. As a percentage of sales, royalty expenses decreased slightly to 3.4% for the nine months ended September 30, 2002 from 3.8% for the nine months ended September 30, 2001, as certain royalty agreements expired early in the quarter ended September 30, 2002.

         The Company's income from operations increased 55% to $6.1 million for the nine months ended September 30, 2002 from $3.9 million for the nine months ended September 30, 2001. The increase was primarily attributable to sales growth, coupled with improvement in manufacturing costs and growth in expenses that were consistent with top line sales growth.

         The Company incurred net interest expense of $101,000 for the nine months ended September 30, 2002, as compared to $329,000 for the nine months ended September 30, 2001. The decrease in net interest expense was primarily the result of a reduction in interest incurred on borrowings under the Company's existing line of credit. For the nine months ended September 30, 2002, the Company incurred a loss on the disposal of property and equipment of $193,000, as compared to $23,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company realized non-operating income of $206,000, net of legal costs of $44,000, on the settlement agreement with RTI. The Company's share of the net loss in its joint venture for the nine months ended September 30, 2002 was $19,000, as compared to $140,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company incurred a foreign currency exchange loss of $28,000 as a result of Euro denominated accounts payable related to purchases of inventory. See "Item 3: Quantitative and Qualitative Disclosures About Market Risk" in this report.

         Income before provision for income taxes increased 73% to $6.0 million for the nine months ended September 30, 2002 from $3.5 million for the nine months ended September 30, 2001. The provision for income taxes was $2.2 million for the nine months ended September 30, 2002, as compared to $1.3 million for the nine months ended September 30, 2001. The effective tax rate for the nine months ended September 30, 2002 was 37.2%, as compared to 36.5% in the nine months ended September 30, 2001. The increase in the effective tax rate for the nine months ended September 30, 2002 resulted from strong domestic sales growth.

         As a result, the Company realized net income of $3.7 million for the nine months ended September 30, 2002, as compared to $2.2 million for the nine months ended September 30, 2001, an increase of 71%. As a percentage of sales, net income increased to 8.7% for the nine months ended September 30, 2002 as compared to 6.3% for the nine months ended September 30, 2001. Earnings per share on a diluted basis were $0.68 for the nine months ended September 30, 2002 as compared to $0.40 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through borrowings, the sale of equity securities and cash flow from operations. At September 30, 2002, the Company had working capital of $30.8 million compared to $26.3 million at December 31, 2001. The increase in working capital was primarily the result of a decrease in the amount outstanding under the line of credit and increases in cash, accounts receivable, prepaid expenses, and inventory partially offset by an increase in accounts payable. As a result of operating, investing and financing activities, cash and cash equivalents at September 30, 2002 increased to $2.5 million from $1.0 million at December 31, 2001. The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $6,000,000. The credit line was renewed in June 2002 for a term of two years, expiring June 30, 2004. At September 30, 2002, there were no outstanding balances under the line of credit. In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the

City of Gainesville, Florida (the "City"), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The $3,900,000 credit facility requires the payment by the Company of principal installments as follows: $300,000 per year from 2000 through 2006; $200,000 per year from 2007 through 2013; and $100,000 per year from 2014 through 2017. Monthly interest payments are based on an adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.80% as of September 30, 2002). The proceeds of the credit facility were used to finance construction of the Company's current facility. The Company's obligations to the bank issuing the letter of credit are secured by the land and improvements comprising the facility. The Company has initiated an expansion of its existing corporate headquarters and manufacturing facility in Gainesville, Florida. The expansion has an estimated cost of $4.2 million and is financed through a long-term commercial loan. The commercial loan calls for monthly interest payments determined by the one month Libor rate plus 1.5% (3.32% as of September 30, 2002), along with principal payments of $17,500 commencing October 2003 continuing for a period of ten years with the remaining principal balance due in one balloon payment at the end of the term. At September 30, 2002, the balance outstanding on the loan was $531,000. The Company's obligation to the bank issuing the loan is secured by the land and improvements comprising the facility. The Company has entered into an agreement to purchase the land and improvements of an adjacent facility in the Northwood Commercial Park, Gainesville, Florida, for $400,000 cash to accommodate future expansion needs. The Company has entered into distribution agreements under which the Company is required to purchase a minimum of $3,850,000 of products over the term of the agreements. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities

         Operating activities provided net cash of $5.4 million for the nine months ended September 30, 2002, as compared to $2.1 million for the nine months ended September 30, 2001. The primary reasons for the change were growth in net income for the nine months ended September 30, 2002, which increased $1.5 million as compared to the nine months ended September 30, 2001, and the increase in accounts payable of $1.3 million for the nine months ended September 30, 2002, when compared to the decrease in accounts payable of $1.3 million for the nine months ended September 30, 2001. Depreciation and amortization totaled $2.5 million for the nine months ended September 30, 2002, as compared to $2.1 million for the nine months ended September 30, 2001. The increase in accounts receivable used cash of $1.2 million for the nine months ended September 30, 2002 and $2.0 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, an increase in inventory used net cash of $1.0 million as compared to a decrease providing net cash of $262,000 for the nine months ended September 30, 2001. Cash required as a result of increases in prepaid expenses and other assets was $863,000 for the nine months ended September 30, 2002, as compared to $144,000 in the nine months ended September 30, 2001 primarily due to the prepayment of annual insurance premiums.

Investing Activities

         The Company used net cash in investing activities of $3.9 million for the nine months ended September 30, 2002, as compared to $3.3 million for the nine months ended September 30, 2001. The use of cash for the nine months ended September 30, 2002 was due to the investment of $3.7 million in property and equipment, $38,000 for the costs of patents, $150,000 for the purchase of licenses, and $82,000 in Exactech Asia.

Financing Activities

         Financing activities for the nine months ended September 30, 2002 provided net cash of $99,000, as compared to $1.6 million in the nine months ended September 30, 2001. During the nine months ended September 30, 2002, proceeds from the exercise of outstanding stock options provided cash of $1.0 million, while net activity under the line of credit facility with Merrill Lynch used cash of $1.4 million. For the nine months ended September 30, 2002, borrowing on the commercial construction loan to finance the Company's facility expansion provided net cash of $531,000. During the nine month period ended September 30, 2001, cash provided by the exercise of outstanding stock options and warrants was $1.9 million, while net activity under the line of credit facility with Merrill Lynch used cash of $257,000.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments' fair market value as of September 30, 2002 (in thousands, except percentages):

                                         2002         2003        2004       2005      Thereafter       Total
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents

Overnight repurchase account
     at variable interest rate       $   2,545                                                       $    2,545
Weighted average interest rate             1.1%

Liabilities

Industrial Revenue Bond at
     variable interest rate          $     300     $    300    $    300    $    300    $     2,100   $    3,300
Weighted average interest rate             1.5%

Commercial Construction Loan at
     variable interest rate          $       -     $     52    $    210    $    210    $        59   $      531
Weighted average interest rate             3.3%

-----------------------------------------------------------------------------------------------------------------


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

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In the ordinary course of business, the Company is, from time to time, a party to pending and threatened legal proceedings, primarily involving claims for product liability. The Company believes that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

         The Company has been a party to an arbitration proceeding with Regeneration Technologies, Inc. ("RTI") with respect to its agreement with RTI for the distribution of a bone grafting material technology. In September 2002, the Company entered into a definitive agreement and a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The agreements settled all claims and disputes outlined in the December 2001 arbitration ruling that determined that the Company retained the exclusive distribution rights to a line of moldable bone paste products for use outside the spine produced by RTI. In addition to reaffirming the Company's exclusive distribution rights, the settlement also calls for RTI to pay the Company $1.5 million in damages in six quarterly installments.

         On August 29, 2002, a complaint was filed against the Company alleging the improper design of a prosthetic device manufactured by the Company. The plaintiff is seeking an unspecified monetary award and damages in an amount to be determined at trial. This case remains in the early stages. The Company is pursuing the defense of this claim vigorously.

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

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K
      a) Exhibits
         10.70 Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant
          99.1  Certification of Chief Executive Officer pursuant to 18 USC
                Section 1350
          99.2  Certification of Chief Financial Officer pursuant to 18 USC
                Section 1350

      b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Exactech, Inc.



Date: November 11, 2002            By:    /s/ R. William Petty
                                          -----------------------------------
                                          R. William Petty, M.D.
                                          President, Chief Executive Officer and
                                          Chairman of the Board



Date: November 11, 2002            By:    /s/ Joel C. Phillips
                                          -----------------------------------
                                          Joel C. Phillips
                                          Treasurer and Chief
                                          Financial Officer

                                 CERTIFICATIONS

I, R. William Petty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Exactech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                     /s/ R. William Petty
                                     --------------------
                                    R. William Petty, M.D.
                 President, Chief Executive Officer, and Chairman of the Board

I, Joel C. Phillips, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Exactech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                               /s/ Joel C. Phillips
                               --------------------
                                 Joel C. Phillips
                             Chief Financial Officer

                                  Exhibit Index

     Exhibit Number               Description

           10.70 Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant
           99.1      Certification of Chief Executive Officer pursuant to 18 USC
                     Section 1350
           99.2      Certification of Chief Financial Officer pursuant to 18 USC
                     Section 1350