Form 10-K
period 2002-12-31
EXACTECH INC
filed 2003-03-24
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28240

EXACTECH, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2603930 (I.R.S. Employer Identification No.)

2320 NW 66TH COURT
GAINESVILLE, FL
32653
(Address of principal executive offices)

(352) 377-1140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
Yes ☐ No ☐

As of March 21, 2003, the number of shares of the registrant’s Common Stock outstanding was 10,942,280. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $44,079,746 based on a closing sale price of $7.66 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

and
CROSS REFERENCE SHEET

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contain various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party manufacturers to produce components on a basis which is cost-effective to the Company, market acceptance of the Company’s products, the outcome of arbitration and litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART I

ITEM 1.          BUSINESS

Exactech, Inc. (the “Company”, or “Exactech”) develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and overseas. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. The Company’s revenues are principally derived from sales of its knee and hip replacement systems. The Company’s Optetrak® knee replacement system was conceived and designed in collaboration with the Hospital for Special Surgery, an internationally known hospital for orthopaedic surgery. During 1999 and 2000, the Company introduced its comprehensive AcuMatch® integrated hip system and began full United States distribution of Opteform®, a bone allograft material, under a distribution agreement with Regeneration Technologies, Inc. (“RTI”). During 2001, the Company began distribution of a bone cement system, Cemex®, under an exclusive distribution agreement with Italian manufacturer Tecres, S.p.A. In the first quarter of 2002, the Company entered into a distribution agreement with Link America, Inc. and its parent company, Waldemar Link GmbH & Co. (“Link”), a German manufacturer of joint replacement systems, to distribute Link’s orthopaedic products in the United States. Link implants compliment the Company’s total joint systems by expanding clinical indications beyond the design scope of the Company’s products. Late in 2002, the Company acquired the inventory and intellectual property related to a patented total shoulder system from Teknimed, a French manufacturer.

Available Information

The Company’s Internet website address is www.exac.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. These reports may be found at http://www.exac.com/company3.htm by selecting the option entitled “SEC FILINGS” in “News-Investor Information”. The Company does not intend for information contained in its web site to be part of this Form 10-K.

Orthopaedic Products Industry

According to The Medical and Healthcare Marketplace Guide 2002-2003, published by Dorland Healthcare Information, the worldwide market for orthopaedic products was nearly $15 billion in 2001, which represented an increase of 13% from 2000. The three market segments in which the Company offers its products and services, reconstructive devices, biologics and other orthopaedic products, experienced 12%, 13% and 9% growth, respectively, during 2001 when compared to 2000. In 2001, the United States market for reconstructive products was $2.8 billion, and the international market was $2.6 billion. The market for biologics (which includes bone graft substitutes, allograft distribution and processing and other tissue based products and services) was $900 million in the United States and $300 million internationally in 2001. Other orthopaedic products, including power equipment, cement and cement delivery systems, experienced United States sales of $2.3 billion and international sales of $1.0 billion in 2001.

Management believes that the industry will continue to grow due to the changing demographics of an aging population in much of the world. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures. In 2001, more than 1.5 million joint replacement procedures were performed. Sixty percent of these were in persons over the age of 65. This age group is expected to grow at three times the rate of the overall population. Additionally, earlier generations of implanted joint replacement prostheses have begun to reach their maximum life and are beginning to fail, resulting in increasing demand for revision procedures.

Products

The Company’s orthopaedic implant products are used to replace joints that have deteriorated as a result of injury or diseases such as arthritis. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When indicated, the surgeon uses biologic allograft materials to repair bone defects and provide an interface to stimulate new bone growth. In many joint replacement procedures, bone cement is used to affix implant components to the prepared bone surfaces. For a table setting forth the net revenue and percentage of net sales for each of the Company’s product lines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Knee Implants. The Company believes that its Optetrak® knee system represents a major advance in knee implant design. The Optetrak® knee system is a modular system designed to improve patellar tracking (the movement of the knee cap), reduce articular contact stress (the force between surfaces in a joint) that leads to implant failure, and provide a functional range of motion. Laboratory testing performed by the Company and clinical testing performed by the Company’s design team members has demonstrated that the system produces substantially lower articular contact stress and improved patellar tracking compared to other knee implant systems.

The Optetrak® system includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral components (in both cemented and porous coated designs and used in situations where the surgeon chooses to maintain certain ligaments) or a posterior stabilized femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to eliminate certain ligaments). The Optetrak® system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The constrained version includes two types of femoral components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes stem and block augmentation to aid in repairing damaged or weakened bone. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of failure of previous treatments.

In March, 2002, the Company commenced distributing Link’s line of implant products which includes the Link®Endo-ModelTM Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-ModelTM Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement.

Hip Implants. The Company’s line of hip implant products includes three total hip implant systems. The flagship hip product line is the AcuMatch® comprehensive hip system which is designed to address the vast majority of indications for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral stem, the A-Series acetabular components (for the hip socket), the P-Series press-fit femoral stem system, the M-Series modular femoral stem system, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch® cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA® Revision Hip System. The Company continues to market its Opteon® Cemented Stem System, a moderate demand femoral stem system.

The Company’s AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty (joint reconstructive surgery). The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with maximum polyethylene thickness to help in reducing polyethylene wear debris. The M-Series modular stem system offers completely interchangeable components to optimize fit and enable surgeons to address limb length and offset challenges without adjusting femoral head or diaphyseal stem size. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features a comprehensive offering of both cemented and press fit femoral components, as well as unipolar and bipolar endoprotheses, prostheses often used for the treatment of hip fractures.

The Link hip implant product lines distributed by the Company include, the Link® Saddle Prosthesis, designed to meet the surgeon’s needs when a patient’s acetabulum cannot be reconstructed, the Link SPII® hip stem, the Classic Plus® hip stem, the Ribbed hip stem, and the MPTM Reconstruction hip stem, offering surgeons a broad range of options and design philosophy to meet the unique clinical needs of their patients.

Tissue Services. The Company is the exclusive, worldwide distributor of bone paste products processed by RTI for use in non-spinal musculoskeletal orthopaedic procedures. These unique allograft materials are distributed as Opteform® and Optefil®and are clinically proven for effectively repairing bone and filling bone defects. During 2002, the Company obtained the distribution rights to Optefil® as part of the settlement of its arbitration with RTI (See Legal Proceedings).

Other Products. The AcuDriver® Automated Osteotome System is an air-driven impact hand piece that aids surgeons during joint implant revision procedures by providing effective removal of failed prostheses and bone cement. The AcuDriver® accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

The Link® S.T.A.R.TM ankle is distributed under terms of a Food and Drug Administration (“FDA”) approved Investigational Device Exemption (“IDE”). If this product is found to be safe and effective, it should provide an alternative to fusion which maintains motion and pain relief in arthritic patients with the appropriate indications. The Company also distributes Link surgical instrumentation which can be used in various orthopaedic procedures including shoulder, knee, spine, foot, ankle and hip arthroplasty.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex® is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. The Company distributes Cemex® in the United States under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A.

Late in 2002, the Company acquired a patented total shoulder system from Teknimed, a French manufacturer of orthopaedic implants and processor of biological products. Teknimed will continue to manufacture and distribute the shoulder system in Europe for the Company while Exactech establishes appropriate manufacturing and engineering support infrastructure and receives marketing clearance from the FDA for United States distribution.

Marketing and Sales

The Company markets its orthopaedic implant products in the United States through fifty-five independent sales agencies and one domestic distributor that serve as the Company’s sales representatives. Internationally, the Company markets its products through eighteen foreign distributors that distribute products in twenty-three countries. The customers for the Company’s products are hospitals, surgeons and other physicians and clinics. These constituencies most commonly make the decisions collaboratively regarding which company’s products will be used.

The Company generally has contractual arrangements with its independent sales agencies whereby the agency is granted the exclusive right to market the Company’s products in the specified territory. In turn, the agency is required to meet sales quotas to maintain its relationship with the Company. The Company’s arrangements with its sales agencies typically do not preclude them from selling competitive products, although the Company believes that most of its agencies do not do so. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company’s sales organization is supervised by five Regional Directors of Sales (East, Central, Midwest, Southeast and West). The Company has a contractual arrangement with its domestic distributor that is similar to its arrangements with its sales agencies, except the Company does not pay the distributor commissions and the distributor purchases inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in all fifty states, and the District of Columbia.

The Company provides inventories of its products to its United States sales agencies until sold or returned. These inventories are necessary for sales agents to market the Company’s products and fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company’s expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company. The Company maintains a reserve for inventory due to obsolescence and slow moving items.

During the years ended December 31, 2002, 2001 and 2000, approximately 4%, 4% and 5%, respectively, of the Company’s sales were derived from a major hospital customer. During each of the years ended December 31, 2002, 2001, and 2000, one international distributor accounted for approximately 8%, 9% and 11%, respectively, of the Company’s sales.

The Company generally has contractual arrangements with its foreign distributors pursuant to which the distributor is granted the exclusive right to market the Company’s products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with the Company. Foreign distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders.

For the years ended December 31, 2002, 2001 and 2000, foreign sales accounted for $9,441,000, $8,391,000, and $7,582,000, respectively, representing approximately 16%, 18% and 18%, respectively, of the Company’s sales. Although, international sales continued to rise in 2002, the total percentage of sales represented by international activity decreased primarily due to the impact of U.S. only distribution agreements for Link and Cemex products. The Company intends to continue to expand its sales in foreign markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in its history, the Company utilized third-party vendors for the manufacture of all of its component parts, while internally performing product design, quality assurance and packaging. At present, the Company manufactures approximately 30% of its components in its manufacturing and headquarters facility in Gainesville, Florida. The Company has continued to increase the number of internally manufactured components. With the increase of internal manufacturing, the Company has experienced a greater degree of control of production costs, and it expects this trend to continue. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors in its attempts to secure its supply chain and decrease dependency on a few suppliers. For the years ended December 31, 2002, 2001 and 2001, the Company purchased approximately 69%, 59% and 69%, respectively, of its externally sourced component requirements from its top three manufacturers. The Company does not maintain supply contracts with any of its manufacturers and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company’s products are supplied by the Company to its vendors.

The Company’s internal manufacturing, assembly, packaging and quality control operations are conducted at its principal offices in Gainesville, Florida. Components received from its vendors are examined by Company personnel prior to assembly or packaging to ensure that the Company’s specifications and standards are maintained.

Patents and Proprietary Technology; License and Consulting Agreements

The Company holds United States patents covering several of its implant components and some of its surgical instrumentation. The Company believes that patents and intellectual property will continue to be important in the orthopaedic industry. In this regard, the Company defends its intellectual property rights and believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event certain of the Company’s intellectual property and agreements relating to its knee and hip implant products are deemed invalid, such action could have a material adverse effect on the Company’s financial position and results of operations.

In connection with the development of its knee implant systems, the Company had entered into consulting agreements with Dr. William Petty and Dr. Gary J. Miller, who are executive officers, directors and principal shareholders of the Company. Pursuant to these consulting agreements, such individuals agreed to provide consulting services to the Company in connection with evaluating the design of knee implantation systems and associated instrumentation and are entitled to receive royalties during the term of the agreements. The consulting agreements were terminated pursuant to employment agreements entered into in May 1996 between the Company and each of Drs. Petty and Miller. New employment agreements entered into between the Company and each of Drs. Petty and Miller on January 1, 2003 provide for the continuation by the Company of the royalty payments required under these consulting agreements.

The Company has entered into a consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During the year ended December 31, 2002, the Company paid Dr. Burstein $135,000 as compensation under this consulting agreement.

Research and Development

During the years ended December 31, 2002, 2001 and 2000, the Company expended $2,803,000, $2,210,000 and $2,138,000, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company’s research and development efforts contributed to the successful integration of the AcuMatch® hip systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. The Company’s research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of its research and development efforts, the Company has developed strategic partnerships through agreements with Genzyme Biosurgery and Diamicron Corporation to bring expertise in advanced materials to the Company’s products. The agreement with Genzyme is for the development of polymer-based synthetic biomaterials that when delivered with other biologic products support the growth of new bone. Through its agreement with Diamicron, the Company will apply Diamicron’s polycrystalline diamond compact (PDC) technology to its hip implants. This diamond technology holds the promise of improved mechanical and wear characteristics over currently available technology. This technology will likely require a number of years of development and regulatory clearance prior to the release of products for sale.

The Company believes that the purchase of intellectual property and product line assets augmented by additional development provides a cost-effective and efficient way to bring products to market and expects to continue to do so in the future to complement its internal product development.

Competition

The orthopaedic industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company. The largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, Sulzer Orthopaedics, Inc., a subsidiary of Centerpulse AG (formerly Sulzer Medica AG), and Biomet Orthopaedics, a subsidiary of Biomet, Inc. These six companies, according to The Medical and Healthcare Marketplace Guide 2002-2003, had an estimated aggregate market share of approximately 85% in 2001.

Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, the strength of their distribution network and price. While price is a key factor in the orthopaedic market, there are other significant factors, including: surgeon preference, ease of use, clinical results, and service provided by the company and its representatives. Due to health care reform, the rapid expansion of managed care at the expense of traditional private insurance and the advent of hospital buying groups, management believes that the price of the Company’s orthopaedic implant products will continue to become a more important competitive factor. Manufacturers of medical devices, including orthopaedic implants, are increasingly attempting to enter into contracts with hospital chains or hospitals pursuant to which the hospital chains or hospitals agree to purchase their products exclusively from such manufacturers, usually in exchange for discounted prices. If the Company’s competitors are successful in securing such contracts, the Company’s ability to compete may be materially adversely affected. Although to date generic products have not been a significant factor in the orthopaedic implant market, price may become even more important if suppliers of generic products enter the market on a larger scale.

Product Liability and Insurance

The Company is subject to potential product liability risks which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company has implemented strict quality control measures and currently maintains product liability insurance in amounts which it believes are typical in the industry for similar companies. During 2002, the Company experienced substantial increases in insurance premiums primarily due to the conditions of the insurance market in general and specifically the medical device insurance market. The Company is currently evaluating its levels of product liability insurance, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the decreasing number of providers of these products, there can be no guarantees as to whether the Company will elect or be able to secure such coverage in the future.

Government Regulation

The Company’s operations and relationships are subject to government regulation in the United States and other countries in which it distributes its products and services. The primary regulatory authority in the United States is the FDA. The development, testing, labeling, distribution, marketing and manufacture of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the “Amendments”) and additional regulations promulgated by FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

Under the Amendments, each medical device manufacturer must be a “registered device manufacturer” and must comply with regulations applicable generally to labeling, quality assurance, manufacturing practices and clinical investigations involving humans. FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured in order to assure that a device is not improperly manufactured or labeled. The Company is registered with FDA and believes that it is in substantial compliance with all applicable material governmental regulations.

The Company is required to obtain various licenses and permits from foreign governments and to comply with significant regulations that vary by country in order to market its products in foreign markets. In order to continue marketing its products in Europe after mid-1998, the Company was required to obtain ISO 9001 certification and receive “CE” mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the prerequisites for CE mark certification. The Company received both ISO 9001 and CE mark certification in May 1998, and is required to undergo an annual quality system audit to maintain its certification.

Employees

As of December 31, 2002, the Company employed 133 full time employees. The Company has no union contracts and believes that its relationship with its employees is good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of March 6, 2003, are as follows:

Name	Age	Position

William Petty, M.D	60	Chief Executive Officer, President, and Chairman of the Board

Gary J. Miller, Ph.D	55	Executive Vice President, Research and Development and Director

David W. Petty	36	Executive Vice President, Sales and Marketing and Director

Joel C. Phillips	35	Chief Financial Officer and Treasurer

Betty Petty	60	Vice President, Administration and Human Resources and Secretary

William Petty, M.D. was a founder and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Dr. Petty also became President of the Company upon the departure of former president Timothy Seese on January 31, 2002. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic

Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota.

Gary J. Miller, Ph.D. was a founder and has been Executive Vice President, Research and Development of the Company since February 2000. He was Vice President, Research and Development from 1986 until 2000 and has been a Director since March 1989. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine’s Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

David W. Petty has been Executive Vice President, Sales and Marketing since February 2000. He has been employed by the Company in successive capacities in the areas of Operations and Sales and Marketing for the past thirteen years, serving as Vice President, Operations from April 1991 until April 1993 and Vice President, Marketing from 1993 until 2000. He also served as a Director from March of 1989 until March 1996. He was appointed to the Board of Directors on January 31, 2002 to fill the vacancy created by the resignation of Timothy Seese and was elected to the Board in May 2002. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

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

Betty Petty was a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of the Corporation since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2000. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty.

The Company’s officers are elected annually by the Board of Directors and serve at the discretion of the Board.

ITEM 2.          PROPERTIES

The Company’s principal executive offices, research and development laboratories and manufacturing facility is a 39,000 square foot building on approximately eight acres of land owned by it in Gainesville, Florida. In 2002, the Company began a project to expand its principal facility by constructing a 37,000 square foot addition. The expansion is expected to be complete by June 30, 2003. The Company leases a 9,500 square foot distribution facility in Gainesville, Florida. The lease is for an initial term of three years at an annual rate of $42,000, expiring July 31, 2003. The Company owns approximately four and one half acres of land nearby to its existing facility in Gainesville, Florida for future expansion requirements.

ITEM 3.          LEGAL PROCEEDINGS

The Company had been a party to an arbitration proceeding with Regeneration Technologies, Inc. (“RTI”) with respect to its agreement with RTI for the distribution of a bone grafting material technology. On September 23, 2002, the Company settled the dispute with RTI and entered into a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The settlement agreement calls for RTI to pay the Company $1.5 million in damages in quarterly installments over a period of one and one-half years from the date of the agreement. As of December 31, 2002, the Company has received $438,000 of the settlement from RTI, net of costs of $62,000.

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that the Company is liable for tortious interference with that agreement. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company, based on the advice of counsel, does not anticipate that the adverse outcome of these matters will have a material adverse effect on the Company, its results of operations, financial position or its future business operations. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market.

On January 29, 2003, the Company announced a two-for-one split of its Common Stock (the “stock split”). The stock split was effective February 28, 2003 for all common shareholders of record as of February 14, 2003. The share prices in the following table have been adjusted to reflect the stock split:

	High	Low

2003
First Quarter (through March 14th)	$12.47	$10.40

2002
First Quarter	$9.25	$7.45
Second Quarter	9.88	7.50
Third Quarter	9.18	6.63
Fourth Quarter	11.79	8.75

2001
First Quarter	$10.00	$7.94
Second Quarter	8.63	5.50
Third Quarter	6.75	5.68
Fourth Quarter	8.30	5.50

No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all future earnings for the operation and expansion of its business and does not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, the Company’s financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant.

As of March 14, 2003, the Company had approximately 211 shareholders of record. There are in excess of 2,533 beneficial owners of the Company’s Common Stock.

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Income Data:
(in thousands, except per share amounts)
Net sales	$59,302	$46,599	$41,925	$32,954	$24,024
Cost of goods sold	19,578	16,266	14,629	11,714	8,590
Gross profit	39,724	30,333	27,296	21,240	15,434
Operating expenses:
Sales and marketing	17,616	12,977	11,230	8,446	5,969
General and administrative	6,119	4,765	3,168	2,665	2,184
Research and development	2,803	2,210	2,138	1,621	1,272
Depreciation and amortization	2,964	2,650	2,154	1,680	1,202
Royalties	1,963	1,762	1,643	1,508	1,216
Total operating expenses	31,455	24,364	20,333	15,920	11,843
Income from operations	8,269	5,969	6,963	5,320	3,591
Other income (expense):
Interest expense, net	(149)	(391)	(288)	(137)	(71)
Litigation settlement, net of costs	438	—	—	—	—
Foreign currency exchange loss	(59)	—	—	—	—
Equity in net (loss) income of joint venture	(10)	(131)	—	—	14
Income before provision for income taxes	8,489	5,447	6,675	5,183	3,534
Provision for income taxes	3,168	1,987	2,495	2,016	1,407
Net income	5,321	3,460	4,180	3,167	2,127
Basic earnings per common share (1)	$0.49	$0.33	$0.41	$0.32	$0.22
Diluted earnings per common share (1)	$0.48	$0.32	$0.39	$0.31	$0.21

	2002	2001	2000	1999	1998

Balance Sheet Data:
(in thousands)
Total current assets	$37,489	$31,666	$29,473	$21,447	$18,055
Total assets	56,766	47,478	44,549	34,609	29,238
Total current liabilities	6,545	5,330	8,193	3,595	2,188
Total long-term debt, net of current portion	4,313	3,000	3,300	3,600	3,907
Total liabilities	12,740	10,098	12,913	8,169	6,755
Total shareholders’ equity	44,026	37,380	31,636	26,440	22,483

   (1)    Earnings per share have been adjusted to reflect the two-for-one stock split effective February 28, 2003.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and overseas.

Early in its history, the Company’s revenues were principally derived from sales of its primary hip replacement systems. Currently, however, the Company’s revenues are principally derived from sales of its knee and hip replacement systems. During 2002, 57% of the Company’s revenues were derived from sales of knee replacement systems while 24% of the Company’s revenues were derived from sales of hip replacement systems. In addition, the Company derives revenues from worldwide distribution of bone paste products processed for use in non-spinal musculoskeletal orthopaedic procedures. During 2002, 12% of the Company’s revenues were derived from distribution of bone paste products.

In 2001, the Company began distributing a unique bone cement system, Cemex®, under an exclusive agreement with Italian manufacturer, Tecres S.p.A. The Cemex bone cement system features a self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement.

In March 2002, the Company entered into a distribution agreement with Link, a German manufacturer of joint replacement systems, to distribute Link’s orthopaedics products in the United States. Link implants are complimentary to the Company’s total joint systems by addressing clinical indications outside the scope of the Company’s product design.

Late in 2002, the Company acquired all of the inventory and intellectual property of Teknimed, a French manufacturer that related to Teknimed’s patented total shoulder system.

To market orthopaedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors that act as the Company’s sales representatives. Internationally, the Company’s products are marketed through distributors.

The following two tables include (i) the net revenue and percentage of net sales for each of the Company’s product lines for the years ended December 31, 2002, 2001 and 2000 and (ii) items from the Statements of Income for the years ended December 31, 2002, 2001, and 2000, the percentage relationship to net sales and the percentage change from year to year:

	Sales Revenue by Product Line (dollars in thousands) Year Ended

	December 31, 2002		December 31, 2001		December 31, 2000

Knee Implants	$33,576	56.6%	$28,214	60.5%	$26,109	62.3%
Hip Implants	14,287	24.1%	10,433	22.4%	8,571	20.4%
Tissue Services	7,243	12.2%	5,252	11.3%	5,348	12.8%
Other Products	4,196	7.1%	2,700	5.8%	1,897	4.5%

Total	$59,302	100.0%	$46,599	100.0%	$41,925	100.0%

	Percentage of Net Sales			Percentage Change

Statement of Income Data:	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

Net sales	100.0%	100.0%	100.0%	27%	11%
Cost of goods sold	33.0%	34.9%	34.9%	20%	11%

Gross profit	67.0%	65.1%	65.1%	31%	11%

Sales and marketing expenses	29.7%	27.9%	26.8%	36%	16%
General and administrative expenses	10.3%	10.2%	7.6%	28%	50%
Research and development expenses	4.7%	4.7%	5.1%	27%	3%
Depreciation and amortization	5.0%	5.7%	5.1%	11%	23%
Royalties	3.3%	3.8%	3.9%	11%	7%

Total operating expenses	53.0%	52.3%	48.5%	29%	20%

Income from operations	14.0%	12.8%	16.6%	39%	-14%
Other income (expenses), net	0.4%	-1. 1%	-0. 7%	-142%	81%

Income before provision for income taxes	14.4%	11.7%	15.9%	56%	-18%
Provision for income taxes	5.4%	4.3%	5.9%	59%	-20%

Net income	9.0%	7.4%	10.0%	54%	-17%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales increased by 27% to $59,302,000 in 2002 from $46,599,000 in 2001. Worldwide sales of knee implant systems increased by 19% to $33,576,000 in 2002 from $28,214,000 in 2001. The systems contributing to this growth include the Optetrak® comprehensive knee system and the Link® Endo-Model™ Rotational Knee. Worldwide sales of hip implant systems increased 37% to $14,287,000 in 2002 from $10,433,000 in 2001. The hip systems contributing to this increase include the AcuMatch® integrated hip system as well as the Link hip products. Worldwide service revenue from distribution of Opteform® tissue increased 38% to $7,243,000 in 2002 from $5,252,000 in 2001. Sales and rental of surgical instrumentation, including the AcuDriver® Automated Osteotome System, increased 18% to $1,912,000 in 2002 from $1,624,000 in 2001. Sales of other products increased 112% to $2,284,000 in 2002 from $1,076,000 in 2001. Sales of other products include distribution of bone cement, various instruments and supplies under the Link distribution agreement, a limited distribution of bone plates and screws for trauma procedures and limited distribution of the Link S.T.A.R. ankle system.

Domestic sales revenue increased 31% to $49,861,000 in 2002 from $38,208,000 in 2001. This increase was driven by the expansion of the Company’s distribution network, in part related to the distribution agreements with Link and RTI. International sales revenue increased 13% to $9,441,000 in 2002, representing 16% of net sales revenue, from $8,391,000 in 2001, representing 18% of net sales revenue, primarily as a result of strong growth in southern Europe and expanded distribution overseas through the addition of three international distributors.

Gross profit increased 31% to $39,724,000 in 2002 from $30,333,000 in 2001. The gross profit margin increased to 67.0% in 2002 from 65.1% in 2001. The growth in gross profit margin is attributable to improved manufacturing efficiencies achieved through internal manufacturing processes and realization of one-time net revenue of approximately $1,127,000 on licensed tissue services distributed by RTI as part of the arbitration settlement agreement. Included in gross profit is a loss on disposal of assets, which increased to $289,000 in 2002 from $79,000 in 2001 as a result of the retirement of older surgical instrumentation. The Company expects that gross profit margins in 2003 will be between the 2001 and 2002 levels.

Sales and marketing expenses increased 36% to $17,616,000 in 2002 from $12,977,000 in 2001. This increase is primarily attributable to increases in variable selling costs associated with sales growth, such as commissions paid to the Company’s independent agents for servicing surgeon and hospital accounts. As a percentage of sales, sales and marketing expenses were 29.7% in 2002 as compared to 27.9% in 2001. Factors contributing to this increase were marketing initiatives in the area of targeted market development campaigns, distribution network expansion efforts and the assumption of distribution of the Link Orthopaedics products in March 2002. The Company expects that sales and marketing expenses will remain constant as a percentage of sales in 2003 as the Company continues to invest in expansion of the sales and marketing network as well as target marketing programs.

General and administrative expenses increased 28% to $6,119,000 in 2002 from $4,765,000 in 2001. The increase was primarily a result of increases in product liability insurance premiums and costs associated with distribution of Link’s Orthopaedics products. As a percentage of sales, general and administrative expenses were 10.3% in 2002 as compared to 10.2% in 2001. General and administrative expenses remained relatively constant, as a percentage of sales, because the reduction in legal expenses in 2002 as a result of the arbitration settlement with RTI was offset by the increases in product liability insurance. The Company expects a small reduction in general and administrative expenses as a percentage of sales in 2003, although the achievement of that reduction will be largely dependent on the cost of product liability insurance premium renewals and legal expenses which traditionally have been difficult to estimate.

Research and development expenses increased 27% to $2,803,000 in 2002 from $2,210,000 in 2001. As a percentage of sales, research and development expenses remained constant at 4.7% in 2002 and 2001. The dollar increase in research and development expenses was a result of the Company’s continuing efforts in developing new product technologies, product line extensions and clinical outcomes research, while maintaining development funding at a level supported by top line sales growth. The Company expects an increase in research and development expenses of up to a 1% of sales in 2003 to support the hip and knee new product pipeline and the continued development of the shoulder and diamond bearing technology.

Depreciation and amortization expenses increased 11% to $2,954,000 in 2002 as compared to $2,650,000 in 2001. The increase was primarily the result of continued capital investment in surgical instrumentation in support of product line extensions and expansion of the Company’s distribution network. In 2002, the Company invested $3,173,000 in surgical instrumentation. As a percentage of sales, depreciation and amortization expenses were 5.0% in 2002 and 5.7% in 2001. The Company expects depreciation and amortization expenses to continue around the 5% level as a percentage of sales as a result of continued investment in surgical instrumentation and the expansion of the Company’s principal facility.

Royalty expenses increased 11% to $1,963,000 in 2002 from $1,762,000 in 2001. The increase was driven by strong growth in sales of knee and hip implant products. As a percentage of sales, royalty expenses were 3.3% in 2002 as compared to 3.8% in 2001. This decrease, as a percentage of sales, was the result of the expiration of certain royalty agreements on the knee implant products.

Income from operations increased 39% to $8,269,000 in 2002 from $5,969,000 in 2001. The increase was primarily the result of the strong sales growth, as well as production cost improvements. As a percentage of sales, income from operations was 14.0% in 2002 as compared to 12.8% in 2001.

Other income net of other expenses resulted in other income of $220,000 in 2002 as compared to other expense of $522,000 in 2001. Included in other income and expenses is interest expense, which decreased to $172,000 in 2002 from $427,000 in 2001 due to the repayment of borrowings under the Company’s line of credit; loss of foreign currency of $59,000 in 2002 as a result of Euro denominated inventory purchases; and equity in the loss of the Company’s Asian Joint Venture of $10,000 in 2002 as compared to $131,000 in 2001. Other expenses were offset by interest income of $23,000 in 2002 as compared to $36,000 in 2001 and litigation settlement payments received in 2002 of $438,000, net of legal costs of $62,000, in connection with the arbitration settlement agreement with RTI. The Company expects other income and expenses to result in net other income of $300,000 to $500,000 in 2003 as the remaining RTI settlement payments of $1,000,000 will be offset by increases in interest expense and equity in joint venture.

Income before provision for income taxes increased 56% to $8,489,000 in 2002 from $5,447,000 in 2001. The provision for income taxes increased to $3,168,000, or 37.3% of income before taxes, in 2002, from $1,987,000, or 36.5% of income before taxes, in 2001 as a result of strong domestic sales growth, as a percentage of total sales, and reduction in the tax benefit of international sales. The Company expects for income taxes to be in a range of 37.0% to 37.5% in 2003.

As a result of the foregoing, the Company realized net income of $5,321,000 in 2002, an increase of 54%, from $3,460,000 in 2001. 2002 net income represented 9.0% of sales as compared to 7.4% in 2001. Diluted earnings per share increased 50% to $.48 in 2002 from $.32 in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

During 2001, the Company’s results of operations were significantly impacted by costs associated with an arbitration dispute with RTI. Overall trends in sales growth of mechanical joint replacement systems were positive in 2001 when compared to 2000.

Net sales increased 11% to $46,599,000 in 2001 from $41,925,000 in 2000. Worldwide sales of the Optetrak® comprehensive knee system increased 8% to $28,214,000 in 2001 from $26,109,000 in 2000. Sales of hip implant systems increased 22% worldwide to $10,433,000 in 2001 from $8,571,000 in 2000. The introduction of the first components in the Company’s comprehensive AcuMatch® integrated hip system, including the A-Series acetabular components and the M-Series modular hip stem system contributed to this growth. Revenue from worldwide distribution of tissue services decreased 2% to $5,252,000 in 2001 from $5,348,000 in 2000. The uncertainty of the outcome of the arbitration dispute with RTI was a contributing factor in this reduction. Net sales of surgical instrumentation and other products increased 42% to $2,700,000 in 2001 from $1,897,000 in 2000. Products contributing to this growth were the Company’s surgical instrumentation sold to international distributors and the Cemex® bone cement system.

Domestic sales increased 11% to $38,208,000 in 2001 from $34,343,000 in 2000. The increase was primarily due to the introduction of improved hip implant products and continued market penetration and acceptance of the Company’s knee systems. International sales increased 11% to $8,391,000 in 2001, representing 18% of net sales, from $7,582,000 in 2000, which was also 18% of net sales. The entry into new markets in Europe, South America and Australia fueled this growth in foreign sales.

Gross profit increased 11% to $30,333,000 in 2001 from $27,296,000 in 2000. The increase in gross profit was consistent with total increases in net sales. Gross profit margin remained constant at 65.1% in 2001 and 2000. Included in gross profit was a loss on disposal of assets, which increased to $79,000 in 2001 from $68,000 in 2000. Loss on disposal of assets for 2001 and 2000 was reclassified from other income and expenses to cost of sales to be consistent with the 2002 presentation.

Sales and marketing expenses increased 16% to $12,977,000 in 2001 from $11,230,000 in 2000. The increase was the result of marketing initiatives in the areas of training and meetings. In 2001, the Company hosted its first worldwide surgeons conference that was attended by hundreds of surgeons from the United States and overseas. As a percentage of sales, sales and marketing expenses increased to 27.9% in 2001 from 26.8% in 2000 as a result of the increased expenditures associated with supporting the training and meeting initiatives.

General and administrative expenses increased 50% to $4,765,000 in 2001 from $3,168,000 in 2000. The increase was primarily the result of $1,423,000 of legal costs associated with arbitration and litigation issues. As a percentage of sales, general and administrative expenses were 10.2% in 2001 as compared to 7.6% in 2000.

Research and development expenses increased 3% to $2,210,000 in 2001 from $2,138,000 in 2000. As a percentage of total sales, research and development expenses were 4.7% in 2001 as compared to 5.1% in 2000. This decrease in development costs, as a percentage of sales, was primarily due to the completion in 2000 of significant development efforts associated with the Company’s comprehensive improvement and line extension projects on its integrated hip system.

Depreciation and amortization expenses increased 23% to $2,650,000 in 2001 from $2,154,000 in 2000. The increase was principally due to the investment in surgical instrumentation and manufacturing equipment. In 2001, the Company invested $3,206,000 in instruments and manufacturing equipment. As a percentage of sales, depreciation and amortization expenses were 5.7% in 2001 as compared to 5.1% in 2000.

Royalty expenses increased 7% to $1,762,000 in 2001 from $1,643,000 in 2000. This increase was consistent with the overall increase in sales of hip and knee implants, the product lines incurring royalties. As a percentage of sales, royalty expenses decreased slightly to 3.8% in 2001 from 3.9% in 2000 as a result of a change in the sales mix between knee and hip implant products.

Income from operations decreased 14% to $5,969,000 in 2001 from $6,963,000 in 2000. The decrease resulted from the increases in the operating expenses outpacing the top line sales growth. As a percentage of sales, income from operations was 12.8% in 2001 as compared to 16.6% in 2000, reflecting the increase in operating expenses while gross profit margin remained constant.

Other expenses, net increased 81% to $522,000 in 2001 from $288,000 in 2000. Included in other income and expenses is interest expense, which increased to $427,000 in 2001 from $338,000 in 2000 as a result of borrowing under the Company’s line of credit; interest income which decreased to $36,000 from $50,000 in 2001 and the Company’s equity in the net loss of its Asian Joint Venture of $131,000 in 2001, its first year of operations.

Income before provision for income taxes decreased 18% to $5,447,000 in 2001 from $6,675,000 in 2000. The provision for income taxes decreased to $1,987,000, or 36.5% of income before taxes, in 2001 from $2,495,000, or 37.4% of income before taxes, in 2000. The decrease in the effective tax rate was primarily the result of the impact of the research and development credit and the tax benefits from foreign sales.

As a result of the foregoing, the Company realized a decrease in net income of 17% to $3,460,000 in 2001 from $4,180,000 in 2000. Earnings per share, on a diluted basis, decreased 18% to $.32 in 2001 compared to $.39 in 2000.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased to $3,651,000 at December 31, 2002 from $1,001,000 at December 31, 2001 and $448,000 at December 31, 2000. At December 31, 2002, the Company had working capital of $30,944,000, as compared to $26,336,000 at December 31, 2001 and $21,280,000 at December 31, 2000. During 2002, the increase in working capital was primarily the result of the $2,650,000 increase in cash balances and the $2,183,000 increase in trade receivables. During 2001, the increase in working capital was the result of the $553,000 increase in cash balances and the $1,447,000 increase in trade receivables. Trade receivables are expected to increase commensurate with sales growth in the short and long-term as the Company is not anticipating any significant changes in its credit terms. The Company had significant cash flows from operations for each of the last two years due to the increases in sales and profitability while improving receivables and inventory management. The Company expects to be cash flow neutral for the short-term as it is expecting that positive cash flows due to profitability will be used for additional investment in inventory, surgical instrumentation, and continued technology and product line asset purchases.

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory (“credit line”). The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $12,000,000. The credit line was renewed in June 2002 maintaining the available limit at $12,000,000, expiring June 30, 2004. As of December 31, 2002, there were no amounts outstanding under the line of credit as compared to $1,386,000 at December 31, 2001. The Company continues to maintain an industrial revenue bond financing secured by a letter of credit with a local lending institution that was funded in 1998 for construction of the Company’s current facility. The balance due under the bond as of December 31, 2002 was $3,000,000. As of December 31, 2002 the Company was in the process of a significant expansion to the corporate facility and entered into a long-term commercial construction loan of up to $4,200,000 with a local lending institution to fund the expansion. At December 31, 2002, there was $1,666,000 outstanding under this loan. During February 2003, the Company entered into but has not drawn upon an additional long-term loan of up to $1,500,000 with a local lending institution for purposes of acquiring office and manufacturing equipment. At December 31, 2002, the Company had outstanding commitments for the purchase of inventory and raw materials of $3,483,000, along with commitments to purchase $1,002,000 of capital equipment. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months.

Operating Activities- Operating activities provided net cash of $8,615,000 in 2002, as compared to $4,871,000 in 2001, while using net cash of $1,073,000 in 2000. During 2002 and 2001, operating activities provided net cash primarily as a result of the increase in sales and net income without proportionate increases in receivables and inventory. During 2000, operating activities used net cash primarily as a result of an increase in inventory of $7,758,000 made in support of new product development. During 2002, cash used as a result of the increase in trade receivables was $2,183,000 as compared to $1,447,000 during 2001 and $1,076,000 during 2000. Cash used as a result of an increase in inventory during 2002 was $440,000 as compared to $200,000 in 2001. The Company’s focus on inventory management efforts during 2001 and 2002 resulted in inventory increases far lower than the increase in sales. Inventory levels are expected to increase in the short-term due to the expected increase in sales although 2002 average inventory turns of .97 are expected to remain constant. During 2002 cash provided as a result of an increase in accounts payable was $1,557,000, compared to cash used as a result of a decrease in accounts payable of $1,081,000 in 2001.

Investing Activities- During 2002, net cash used in investing activities increased to $7,060,000, as compared to $3,803,000 used during 2001, and $4,361,000 used during 2000. The increase during 2002 was the result of continued rollout of new product lines and related surgical instrumentation as well as the construction in progress related to the facilities expansion. In 2003, total capital expenditures are expected to be between $8,000,000 to $9,000,000 due to significant increases in surgical instrumentation and the completion and buildout of the facility expansion that is expected to be approximately $4,000,000 of the total.

Financing Activities- During 2002, financing activities provided net cash of $1,095,000, as compared to using net cash of $515,000 in 2001 and providing net cash of $4,241,000 in 2000. During 2002, the Company used cash of $1,686,000 to pay outstanding long and short-term debt as compared to $3,800,000 used for similar purposes in 2001. Proceeds from issuance of stock related to option and warrant exercises decreased to $1,115,000 in 2002 from $2,014,000 in 2001. Borrowings under credit lines and other loans provided cash of $1,666,000 in 2002, $1,271,000 in 2001 and $3,614,000 in 2000. During 2003, the Company anticipates to fully draw down both the $4,200,000 associated with the facility expansion loan and the $1,500,000 associated with the expansion equipment loan. The Company does not foresee having to execute any borrowings under the credit line unless there are significant asset and/or technology purchase opportunities.

Contractual Obligations and Commercial Commitments

The following table indicates the Company’s contractual obligations at December 31, 2002 (in thousands):

	Payments Due by Period

Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter

Industrial Revenue Bond	$3,000	$300	$600	$500	$1,600
Commercial construction loan	1,666	53	420	420	773
Facility lease	24	24	—	—	—
Purchase obligations	4,485	4,485	—	—	—

	$9,175	$4,862	$1,020	$920	$2,373

At December 31, 2002, the Company did not have any off-balance-sheet financing arrangements (other than operating leases as discussed in Note 10 of the Notes to Financial Statements) or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note 2 of Notes to Financial Statements. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, and accrued liabilities.

Allowance for Doubtful Accounts- The Company maintains an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect the Company’s future operating results.

Excess and Obsolete Inventories- In the orthopeadic device industry, significant amounts of consigned inventory are typically utilized to meet the product needs of medical care providers. Since human anatomy differs, a wide variety of size options is necessary to meet the varying needs of patients undergoing musculoskeletal procedures. Although larger and smaller sizes may be infrequently used, inventories of all sizes must be available to meet the widest array of patient needs. In addition to large inventory requirements, the orthopaedic device industry is highly competitive with new products, raw materials and technologies being introduced continually, which may obsolete existing product inventories. The Company makes estimates concerning the future use of these products and calculates a provision for excess and obsolete inventories. If the actual product life-cycles, demand or general market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results.

Intangible Assets- In assessing the value of the Company’s intangible assets, the Company must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, the Company may be required to record an impairment charge for these assets. The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, has analyzed its intangible assets for impairment issues, and will continue to do so on an annual basis.

Accrued Liabilities- As a result of product liability and other claims, the Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. There are various claims, lawsuits, and disputes with third parties, as well as pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to the Company, it may affect future operating results.

Certain Risk Factors

Although it is not possible to predict or identify all such factors, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

•          The Company is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of the Company. A significant recall of one or more of the Company’s products could have a material adverse effect on the Company’s business and financial results. There can be no assurance that such clearances will be granted or that review by government authority will not involve delays materially adversely affecting the marketing and sale of the Company’s products.

•          The Company faces uncertainty relating to the availability of third-party reimbursement for its products. The failure by physicians, hospitals and other users of the Company’s products to obtain sufficient reimbursement from health care payors for procedures in which the Company’s products are used or adverse changes in governmental and private payors’ policies toward reimbursement for such procedures would have a material adverse effect on the Company’s business and financial results.

•          The Company is required to incur significant expenditures of resources in order to maintain relatively high levels of inventory. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company’s business and financial results.

•          The Company conducts business in a highly competitive industry. The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network, and price. In addition, the Company faces competition for regional sales representatives within the medical community. There can be no assurance that the Company will be able to compete successfully.

•          The Company’s success is partially dependent upon its ability to successfully market new and improved products and the market acceptance of those products. The failure of its products to gain market acceptance would be likely to have a material adverse effect on the Company’s business and financial results. There can be no assurance that new or improved products will gain market acceptance.

•          The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. There can be no assurance that federal or state regulatory authorities will not challenge the Company’s current or future activities under these laws. Any challenge by those regulatory authorities could have a material adverse effect on the Company’s business or financial results. Any state or federal regulatory review of the Company, regardless of the outcome, would be costly and time consuming.

•          The Company holds patents on specific designs and processes and relies on trade secrets and proprietary know-how which can provide it with a competitive advantage. The Company also employs various methods to protect its proprietary information, including confidentiality agreements and proprietary information agreements. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that those confidential or proprietary information agreements will not be breached, that the parties from whom the Company has licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that the Company’s trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

•          The Company must devote substantial resources to research and development. There can be no assurance that the Company will be successful in developing competitive new products and/or improving existing products so that its products remain competitive and avoid obsolescence.

•          The Company is subject to potential product liability risks which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. No assurance can be given that the Company will not face claims resulting in substantial liability for which the Company is not fully insured or that the Company will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company’s business and financial results.

Recent Accounting Pronouncements

See Note 2 of Notes to the Financial Statements for information concerning recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2002 (in thousands, except percentages):

	2003	2004	2005	2006	Thereafter	Total

Cash and cash equivalents

Overnight repurchase account at variable interest rate	$2,649					$2,649
Weighted average interest rate	0.9%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$300	$300	$300	$1,800	$3,000
Weighted average interest rate	1.5%

Commercial construction loan at variable interest rate	$53	$210	$210	$210	$983	$1,666
Weighted average interest rate	3.1%

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Deloitte & Touche LLP
Certified Public Accountants
Suite 2801
One Independent Drive
Jacksonville, Florida 32202-5034

Tel: (904) 665 1400
Fax: (904) 355 9104
www.deloitte.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
of Exactech, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
February 28, 2003

EXACTECH, INC.

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,651	$1,001
Trade receivables (net of allowance of $602 and $373)	12,686	10,503
Prepaid expenses and other assets, net	750	275
Inventories	20,038	19,598
Deferred tax assets	364	289

Total current assets	37,489	31,666

PROPERTY AND EQUIPMENT:
Land	865	463
Machinery and equipment	7,389	6,524
Surgical instruments	13,262	11,513
Furniture and fixtures	820	552
Facilities	3,597	3,595
Facilities expansion in progress	1,743	—

Total property and equipment	27,676	22,647
Accumulated depreciation	(9,826)	(7,861)

Net property and equipment	17,850	14,786

OTHER ASSETS:
Product licenses and designs, net	363	273
Deferred financing costs, net	164	108
Investment in joint venture	86	14
Advances and deposits	7	144
Patents and trademarks, net	807	487

Total other assets	1,427	1,026

TOTAL ASSETS	$56,766	$47,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,758	$2,142
Income taxes payable	343	18
Line of credit	—	1,386
Current portion of long-term debt	353	300
Commissions payable	1,150	672
Royalties payable	491	453
Other liabilities	450	359

Total current liabilities	6,545	5,330

LONG-TERM LIABILITIES:
Deferred tax liabilities	1,882	1,768
Long-term debt, net of current portion	4,313	3,000

Total long-term liabilities	6,195	4,768

Total liabilities	12,740	10,098

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 10,901,780 and 10,647,618 shares issued and outstanding	109	106
Additional paid-in capital	20,370	19,048
Retained earnings	23,547	18,226

Total shareholders’ equity	44,026	37,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,766	$47,478

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2002	2001	2000

NET SALES	$59,302	$46,599	$41,925

COST OF GOODS SOLD	19,578	16,266	14,629

Gross profit	39,724	30,333	27,296

OPERATING EXPENSES:
Sales and marketing	17,616	12,977	11,230
General and administrative	6,119	4,765	3,168
Research and development	2,803	2,210	2,138
Depreciation and amortization	2,954	2,650	2,154
Royalties	1,963	1,762	1,643

Total operating expenses	31,455	24,364	20,333

INCOME FROM OPERATIONS	8,269	5,969	6,963

OTHER INCOME (EXPENSE):
Interest income	23	36	50
Litigation settlement, net of costs	438	—	—
Interest expense	(172)	(427)	(338)
Foreign currency exchange loss	(59)	—	—
Equity in net loss of joint venture	(10)	(131)	—

Total other income (expense)	220	(522)	(288)

INCOME BEFORE PROVISION FOR
INCOME TAXES	8,489	5,447	6,675

PROVISION FOR INCOME TAXES:
Current	3,129	1,747	2,231
Deferred	39	240	264

Total provision for income taxes	3,168	1,987	2,495

NET INCOME	$5,321	$3,460	$4,180

BASIC EARNINGS
PER COMMON SHARE	$0.49	$0.33	$0.41

DILUTED EARNINGS
PER COMMON SHARE	$0.48	$0.32	$0.39

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 1999	10,016	$100	$15,753	$10,586	$26,439

Issuance of common stock	2	—	12		12
Exercise of stock options	44	1	128		129
Exercise of warrants	116	1	654		655
Issuance of common stock under the Company’s Employee Stock Purchase Plan	26	—	132		132
Compensation benefit of non-qualified stock options			5		5
Tax benefit from exercise of stock options			84		84
Net income				4,180	4,180

Balance, December 31, 2000	10,204	102	16,768	14,766	31,636

Issuance of common stock	2	—	16		16
Exercise of stock options	274	3	1,045		1,048
Exercise of warrants	144	1	814		815
Issuance of common stock under the Company’s Employee Stock Purchase Plan	24	—	135		135
Compensation benefit of non-qualified stock options			9		9
Tax benefit from exercise of stock options			261		261
Net income				3,460	3,460

Balance, December 31, 2001	10,648	106	19,048	18,226	37,380

Exercise of stock options	240	2	1,019		1,021
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14	1	93		94
Compensation benefit of non-qualified stock options			9		9
Tax benefit from exercise of stock options			201		201
Net income				5,321	5,321

Balance, December 31, 2002	10,902	$109	$20,370	$23,547	$44,026

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)

	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$5,321	$3,460	$4,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,215	2,843	2,289
Compensation benefit of non-qualified stock options	9	9	5
Loss on disposal of equipment	289	79	68
Foreign currency exchange loss	59	—	—
Equity in net loss of joint venture	10	131	—
Tax benefit from exercise of stock options	201	261	84
Deferred income taxes	39	240	264
Increase in trade receivables	(2,183)	(1,447)	(1,076)
Increase in inventories	(440)	(200)	(7,758)
(Increase) decrease in prepaids and other assets	(394)	(28)	20
Increase in refundable income taxes	—	—	(133)
Increase (decrease) in accounts payable	1,557	(1,081)	805
Increase in income taxes payable	325	175	—
Increase in other liabilities	607	429	179

Net cash provided by (used in) operating activities	8,615	4,871	(1,073)

INVESTING ACTIVITIES:
Purchase of product licenses and designs	(150)	(25)	—
Purchases of property and equipment	(6,440)	(3,603)	(4,307)
Investment in joint venture	(82)	(145)	—
Cost of patents and trademarks	(388)	(30)	(54)

Net cash used in investing activities	(7,060)	(3,803)	(4,361)

FINANCING ACTIVITIES:
Net (payments) proceeds from borrowing on line of credit	(1,386)	(2,229)	3,614
Principal payments on debt	(300)	(300)	(300)
Proceeds from commercial construction loan	1,666	—	—
Proceeds from issuance of common stock	1,115	2,014	927

Net cash provided by (used in) financing activities	1,095	(515)	4,241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,650	553	(1,193)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,001	448	1,641

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,651	$1,001	$448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$105	$331	$338
Income taxes	2,804	1,466	2,308

See notes to financial statements

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.         ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee and hip joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for musculoskeletal surgical procedures. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, the Company distributes its products in over twenty international markets through a network of independent distributors and in China through its joint venture.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents- Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds, overnight repurchase agreements and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk- The Company’s accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 120 days. The Company performs credit evaluations on its customers and generally does not require collateral. The Company invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable.

Financial Instruments- The Company’s financial instruments include cash and cash equivalents, trade receivables and debt. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

Inventories- Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on excess and obsolete inventory. This impairment adjustment establishes a new cost basis for such inventory and is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, (in thousands):

	2002	2001

Raw materials	$1,385	$2,087
Work in process	242	200
Finished goods	18,411	17,311

	$20,038	$19,598

Property and Equipment- Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to thirty-nine years. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2,954,000, $2,650,000, and $2,154,000, respectively. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years.

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

Revenue Recognition- The Company provides inventories of its products to its United States sales agencies until sold or returned for use in marketing its products and filling customer orders. In the case of sales through such sales agencies, sales revenues are generally recognized when the product is implanted. Foreign distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders. Sales to such foreign distributors are recognized upon shipment of the product. Estimated costs of returns and allowances on sales to foreign distributors are accrued at the time products are shipped.

Product Licenses and Designs- Product licenses and designs of $631,000 and $481,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $268,000 and $208,000 at December 31, 2002 and 2001, respectively. Expected amortization expense is $37,000 for each of the years in the five-year period ending December 31, 2007.

Deferred Financing Costs- Deferred financing costs of $223,000 and $187,000 are stated net of accumulated amortization of $59,000 and $79,000 at December 31, 2002 and 2001, respectively. These costs are amortized to interest expense over the expected life of the underlying debt. Expected amortization expense is $10,000 for each of the years in the five-year period ending December 31, 2007.

Patents and Trademarks- Patents and trademarks of $1,176,000 and $789,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $369,000 and $302,000 at December 31, 2002 and 2001, respectively. Expected amortization expense is $83,000 for each of the years in the five-year period ending December 31, 2007.

Income Taxes- Deferred income taxes are provided on temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

Research and Development- Research and development costs are expensed in the period incurred.

Earnings Per Share- Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

Options and Stock Awards- The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”. The Company’s Employee Stock Option and Incentive plan provides for the grant of stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant. Options typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is 10 years. See Note 9 – Common Shareholders’ Equity for additional information regarding the Company’s stock options.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for all periods presented (in thousands, except per share amounts):

	2002	2001	2000

Net income, as reported	$5,321	$3,460	$4,180
Add: Stock-based compensation expense included in net income, net of tax	—	—	—
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(429)	(581)	(386)

Pro forma net income	$4,892	$2,879	$3,794

Earnings per share- basic
As reported	$0.49	$0.33	$0.41
Pro forma	0.45	0.27	0.37

Earnings per share- diluted
As reported	$0.48	$0.32	$0.39
Pro forma	0.44	0.27	0.35

Reclassifications- Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Standards- In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Disposal Activities”. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003.

3.         INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2002	2001	2000

Current:
Federal	$2,504	$1,381	$1,753
State	625	366	478

Total current	3,129	1,747	2,231

Deferred:
Federal	48	191	210
State	(9)	49	54

Total deferred	39	240	264

Total provision	$3,168	$1,987	$2,495

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	5.0%	5.3%	5.3%
Other	-1.7%	-2.8%	-1.9%

	37.3%	36.5%	37.4%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000

Deferred tax liabilities:
Basis difference in property and equipment	$1,866	$1,748	$1,393
Basis difference in patents	16	20	27

Gross deferred tax liabilities	1,882	1,768	1,420

Deferred tax assets:
Capital loss carryover	82	82	82
Valuation allowance of capital loss carryover	(82)	(82)	(82)
Accrued liabilities not currently deductible	364	289	181

Gross deferred tax assets	364	289	181

Net deferred tax liabilities	$1,518	$1,479	$1,239

During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,000 which is available to offset future taxable capital gains. A valuation allowance was charged against this deferred tax asset assuming none of the loss would be realized, as the Company has yet to achieve any benefit from the carryover, which expires December 31, 2003.

4.         DEBT

Long-term debt consists of the following as of December 31, 2002 and 2001(in thousands):

	2002	2001

Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.65% as of December 31, 2002); proceeds used to finance construction of current facility	$3,000	$3,300

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (2.92% as of December 31, 2002); proceeds used to finance expansion of current facility	1,666	—

Total long-term debt	4,666	3,300
Less current portion	(353)	(300)

	$4,313	$3,000

The following is a schedule of debt maturities as of December 31, 2002 (in thousands):

2003	$353
2004	510
2005	510
2006	510
2007	410
Thereafter	2,373

$4,666

Industrial Revenue Bond Note Payable

In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2002.

Commercial Construction Loan Payable

In September 2002, the Company entered into a commercial construction loan with SunTrust Bank, the proceeds of the loan to be used for the expansion of its existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by the bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2002. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Line of Credit

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and WIP inventory) and 25% of inventory on consignment or $12,000,000. The credit line was renewed in June 2002, expiring June 30, 2004. As of December 31, 2002, there were no amounts outstanding under the line of credit.

5.         RELATED PARTY TRANSACTIONS

The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors have ownership interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $713,000, $668,000 and $849,000 in 2002, 2001 and 2000, respectively.

The Company has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, during 2002, 2001 and 2000, the Company paid Dr. Burstein $135,000 in each year as compensation under the consulting agreement.

The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During the years ended December 31, 2002, 2001 and 2000, the Company paid royalties aggregating $274,000, $242,000 and $224,000, respectively, pursuant to these consulting agreements.

6.         COMMITMENTS AND CONTINGENCIES

Litigation- The Company had been a party to an arbitration proceeding with Regeneration Technologies, Inc. (“RTI”) with respect to its agreement with RTI for the distribution of a bone grafting material technology. On September 23, 2002, the Company settled the dispute with RTI and entered into a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The settlement agreement calls for RTI to pay the Company $1.5 million in damages in quarterly installments over a period of one and one-half years from the date of the agreement. As of December 31, 2002, the Company has received $438,000 of the settlement from RTI, net of costs of $62,000.

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that the Company is liable for tortious interference with that agreement. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company, based on the advice of counsel, does not anticipate that the adverse outcome of these matters will have a material adverse effect on the Company, its results of operations, financial position or its future business operations. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments – At December 31, 2002, the Company had outstanding commitments for the purchase of inventory and raw materials of $3,483,000, along with commitments to purchase $1,002,000 of capital equipment. At December 31, 2002, the Company had outstanding purchase commitments associated with certain distribution agreements of $2,162,000. Purchases under the distribution agreements were $1,769,000, $246,000, and $1,037,915 in 2002, 2001, and 2000, respectively

7.         SEGMENT INFORMATION

Segment information is reported by the major product lines of the Company: knee implants, hip implants, and tissue services. The “other” category is for minor sales categories, such as instrument rental fees and shipping charges. The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Total assets not identified with a specific segment (in thousands of dollars) were $27,640, $19,431 and $17,065 at December 31, 2002, 2001 and 2000, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee	Hip	Tissue Services	Other	Total

2002
Net Sales	$33,576	$14,287	$7,243	$4,196	$59,302
Segment income (loss) from operations	4,794	2,271	1,503	(299)	8,269
Total assets, net	14,917	11,610	1,168	1,431	29,126
Capital expenditures	661	923	816	881	3,281
Depreciation and amortization	1,603	992	193	166	2,954

2001
Net Sales	$28,214	$10,433	$5,252	$2,700	$46,599
Segment income (loss) from operations	3,606	1,566	917	(120)	5,969
Total assets, net	15,570	10,848	927	702	28,047
Capital expenditures	(433)	3,105	(261)	106	2,517
Depreciation and amortization	1,525	875	127	123	2,650

2000
Net Sales	$26,109	$8,571	$5,348	$1,897	$41,925
Segment income (loss) from operations	4,426	1,438	1,146	(47)	6,963
Total assets, net	17,113	8,468	1,228	675	27,484
Capital expenditures	6,388	3,833	633	360	11,214
Depreciation and amortization	1,266	668	117	103	2,154

Major Customer and Foreign Operations

During the years ended December 31, 2002, 2001 and 2000, approximately 4%, 4% and 5%, respectively, of the Company’s sales were derived from a major hospital customer. During each of the years ended December 31, 2002, 2001, and 2000, the Company’s Spanish distributor accounted for approximately 8%, 9% and 11%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2002	2001	2000

Domestic sales revenue	$49,861	$38,208	$34,343
Sales revenue from Spain	4,838	4,260	4,737
Other international sales revenue	4,603	4,131	2,845

Total sales revenue	$59,302	$46,599	$41,925

8.         PENSION PLAN

The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2002, 2001 and 2000 were $151,000, $117,000 and $100,000, respectively.

9.         COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts). All share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2003:

	2002			2001			2000

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator	Shares (Denom- inator)	Per Share

Net income	$5,321			$3,460			$4,180

Basic EPS:
Net income	$5,321	10,777	$0.49	$3,460	10,477	$0.33	$4,180	10,120	$0.41

Effect of dilutive securities:
Stock options		315			349			558
Warrants		—			11			58

Diluted EPS:

Net income plus assumed conversions	$5,321	11,092	$0.48	$3,460	10,837	$0.32	$4,180	10,736	$0.39

For the year ended December 31, 2002, options to purchase 226,826 shares of common stock at a prices ranging from $9.08 to $11.30 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2001, options to purchase 232,076 shares of common stock at prices ranging from $7.31 to $9.41 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2000, options to purchase 158,426 shares of common stock a price of $9.41 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

A summary of the status of fixed stock option grants under the Company’s stock-based compensation plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000

	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price

Outstanding - January 1	1,062,310	$5.29	1,273,022	$4.78	1,134,348	$3.95
Granted	206,000	8.41	87,250	7.93	218,426	8.63
Exercised	(240,150)	3.94	(273,082)	3.84	(43,712)	2.94
Expired	(20,560)	5.73	(24,880)	4.56	(36,040)	4.07

Outstanding - December 31	1,007,600	6.24	1,062,310	5.29	1,273,022	4.78

Options exercisable at year end	753,875	$5.59	938,130	$5.10	946,936	$4.00

Weighted average fair value per share of options granted during the year		$5.85		$6.27		$6.77

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life

$3.34 - 3.88	152,524	145,164	3.19
4.00 - 4.00	248,340	248,340	3.41
4.50 - 6.41	177,660	165,990	4.40
6.53 - 7.88	149,000	9,400	6.79
8.20 - 9.08	84,250	38,650	8.68
9.41 - 9.41	155,826	146,331	7.95
10.45 - 11.30	40,000	—	8.35

Total	1,007,600	753,875	5.39

Remaining non-exercisable options at December 31, 2002 become exercisable as follows:

2003	67,808
2004	58,157
2005	55,462
2006	50,098
2007	22,200

253,725

Outstanding options, consisting of ten-year incentive stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 66, 70 and 74 percent, risk-free interest rates of 3.8, 5.1 and 5.1 percent, and expected lives of 5, 5 and 5 years.

Employee Stock Purchase Plan:

The Company sponsors an Employee Stock Purchase Plan which allows participants to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. This plan became effective July 1, 1999. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 14,012, 23,600 and 25,006 shares in the years ended December 31, 2002, 2001 and 2000, respectively.

Options and Stock Awards:

The Company sponsors an Employee Stock Option and Incentive Plan which provides for the issuance of stock options and restricted stock awards to key employees and a Directors Stock Option Plan which provides for the issuance of stock options to non-employee directors (collectively the “Plans”). The maximum number of common shares issuable under the Plans is 1,660,000 shares.

The Company also issues stock options to sales agents and other individuals under a non-shareholder approved plan. At December 31, 2002, there were 236,750 options to purchase common shares of stock at exercise prices ranging from $3.34 to $10.45 per share outstanding.

Outstanding options, consisting of ten-year non-qualified stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

10.       OPERATING LEASE

In June 2000, the Company entered into an operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, to serve as the Company’s Distribution Center and warehouse. The initial term of the lease is for a period of three years, commencing August 1, 2000.

11.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. All dollar amounts are in thousands, except per share amounts:

	Quarter

	First	Second	Third	Fourth	Total

2002
Net sales	$13,755	$14,980	$14,523	$16,044	$59,302
Gross profit	8,865	10,203	9,863	10,793	39,724
Net income	1,201	1,201	1,344	1,575	5,321
Basic EPS	0.11	0.11	0.12	0.14	0.49
Diluted EPS	0.11	0.11	0.12	0.14	0.48

2001
Net sales	$11,546	$11,802	$11,269	$11,982	$46,599
Gross profit	7,473	7,551	7,381	7,928	30,333
Net income	1,048	370	775	1,267	3,460
Basic EPS	0.10	0.04	0.07	0.12	0.33
Diluted EPS	0.10	0.03	0.07	0.12	0.32

12.       SUBSEQUENT EVENT

On January 29, 2003, the Company’s Board of Directors declared a two- for-one stock split. On February 28, 2003, one share of common stock was distributed for each common share held on February 14, 2003. The accompanying financial statements have been adjusted to reflect the stock split.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Management” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “Security Ownership” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Transactions” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.        CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in internal control- There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above.

PART IV
OTHER INFORMATION

ITEM 15.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2002 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $76,757, as compared to $72,550 for the fiscal year ended December 31, 2001.

Audit Related Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the review and discussion of accounting treatment related to certain distribution agreements for the fiscal year ended December 31, 2002 were $4,300. There were no audit related services rendered by Deloitte & Touche LLP to the Company for the fiscal year ended December 31, 2001.

Tax Fees

The aggregate fees billed by Deloitte & Touche LLP for professional tax services rendered for the year ended December 31, 2002 were $4,500 as compared to $3,825 for the fiscal year ended December 31, 2001.

All Other Fees

There were no other services rendered by Deloitte & Touche LLP to the Company during each of the fiscal years ended December 31, 2002 and 2001.

ITEM 16.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)      Reports on Form 8-K

None

(c)       Exhibits:

Exhibit	Description

3.1	Registrant’s Articles of Incorporation, as amended(1)
3.2	Registrant’s Bylaws(1)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.3	Form of Underwriter’s Warrant(1)
4.4	Specimen Series A Preferred Stock Certificate(1)
4.5	Specimen Series B Preferred Stock Certificate(l)
4.6	Specimen Series C Preferred Stock Certificate(1)
4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

10.1	Registrant’s Employee Stock Option and Incentive Plan, as amended(1) (2)
10.2	Registrant’s Directors’ Stock Option Plan(1) (2)
10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Executive Officers(1)
10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) (2)
10.5	Form of Employment Agreement between the Registrant and Timothy J. Seese(1) (2)
10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) (2)
10.7	Working Capital Management Account Term Loan and Security Agreement, dated as of June 23, 1995, as amended, between the Registrant and Merrill Lynch Business Financial Services(1)
10.8	Collateral Installment Note, dated as of June 23, 1995, executed by the Registrant in favor of Merrill Lynch Business Financial Services(1)
10.9	Unconditional Guaranty executed by William Petty, M.D. in favor of Merrill Lynch Business Financial Services(1)
10.10	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Alan Chervitz and related Registration Rights Agreement dated April 18, 1995(1)
10.11	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and E. Marlowe Goble and related Registration Rights Agreement dated April 18, 1995(1)
10.12	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Marc Richman and related Registration Rights Agreement dated April 18, 1995(1)
10.13	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and David P. Luman and related Registration Rights Agreement dated April 18, 1995(1)
10.14	Subordinated Convertible Debenture Agreement, dated May 2, 1995, between the Registrant and Donna C. Phillips and related Registration Rights Agreement dated May 2, 1995(1)
10.15	Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Peggy S. Wolfe and related Registration Rights Agreement dated April 22, 1995(1)
10.16	Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Joaquin J. Diaz and related Registration Rights Agreement dated April 22, 1995(1)
10.17	Letter Agreement, dated December 28, 1992, between the Registrant and Michael Kearney, M.D. regarding purchase of 8% debentures and warrants(1)
10.18	Letter Agreement, dated December 28, 1992, between the Registrant and R. Wynn Kearney, M.D. regarding purchase of 8% debentures and warrants(1)
10.19	First Mortgage Deed and Promissory Note, each dated September 27, 1994, executed by the Registrant in favor of American National Bank of Florida(1)
10.20	Shareholders’ Agreement, dated July 19, 1995, between the Registrant and Edoardo Caminita in connection with the formation of Techmed S.p.A.(1)
10.21

Small Business Cooperative Research and Development Agreement, dated December 31, 1995, between the Registrant and The Regents for the University of California, Lawrence Livermore National Laboratory(1)

10.22	Business Lease, dated July 1, 1995, between the Registrant and BCB Partnership(1)
10.23	Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)
10.24	Consulting Agreement, dated January 1, 1993, between the Registrant and William Murray, M.D.(1)
10.25	Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(1)
10.26	Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)
10.27	Consulting Agreement, dated January 1, 1993, between the Registrant and Gary J. Miller, Ph.D.(1)
10.28	Consulting Agreement, dated as of November 1, 1993, between the Registrant and Virginia Mason Clinic (regarding Raymond P. Robinson, M.D.)(1)
10.29	Manufacturers Representative Agreement, dated January 1, 1996, between the Registrant and Prince Medical, Inc.(1)
10.30	Distribution Agreement, dated as of January 1, 1996, between the Registrant and Precision Instruments, Inc.(1)
10.31	Manufacturers Representative Agreement, dated January 31, 1996, between the Registrant and Futur-Tek, Inc.(1)
10.32	Distribution Agreement, dated October 5, 1995, between the Registrant and Techmed S.p.A.(1)
10.33	Distribution Agreement, dated January 1, 1994, between the Registrant and Akaway Medical Co., Ltd.(1)
10.34	Distribution Agreement between the Registrant and MBA Del Principado, S.p.A.(1)
10.35	Distribution Agreement, dated February 1, 1993, between the Registrant and Yu Han Meditech(1)
10.36	Distribution Agreement, dated October 31, 1995, between the Registrant and Buro Ortopedik-Thbbi Malzemeler Ithalat Ihracat Tic. Ltd. (1)
10.37	Technology License Agreement, dated as of August 5, 1991, between the Registrant and Accumed, Inc.(1)

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)
10.41	Assignment of Patent, dated November 20, 1995, executed by Phillip H. Cripe in favor of the Registrant(1)
10.42	United States Patent No.5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.43	United States Patent No.5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)
10.44	Assignment, dated July 28, 1990, of Locking Surgical Tool Handle System patent(1)
10.45	United States Patent No.5,263,988 for Bipolar Endoprosthesis dated November 23, 1993(1)
10.46	United States Patent No.5,152,799 for Prosthetic Femoral Stem dated October 6, 1992(1)
10.47	Assignment, dated October 31, 1991, of Femoral Stem patent(1)
10.48	Application for United States Patent for an Improved Intramedullary Alignment Guide(1)
10.49	Application for United States Patent for Hole Caps for Prosthetic Implants(1)
10.50	Tolling Agreement, dated April 3, 1995, between the Registrant and Joint Medical Products Corporation(1)
10.51	Patent Agreement, dated October 9, 1995, between the Registrant and Phillip H. Cripe(1)
10.52	Letter Agreements dated March 8, 1993 and April 13, 1993 between the Registrant and Ridgeway Construction(1)
10.53	Letter Agreements dated April 12, 1993 between the Registrant and Bosshardt Realty Services, Inc.(1)
10.54	Copyright Assignment and Consulting Agreement, effective as of April 12, 1993, by and between Walter Reid and the Registrant(1)
10.55	Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)
10.56	Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)
10.57	Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun -Man(1)
10.58	Consulting Agreement dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco(1)
10.59	Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)
10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)
10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(4)
10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)
10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)
10.64	Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)
10.65	Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)
10.66	Letter Agreement dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant (6)
10.67	Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)
10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(7)
10.69	Letter Agreement dated March 2, 2001, between Merrill Lynch Business Financial Services Inc. and the Registrant(8)
10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(9)
10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(10)
21.1	Subsidiary of the Registrant(1)
23.1	Independent Auditors’ Consent
99.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

  (1)   Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).

  (2)   Management contract or compensation plan.

  (3)   Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

  (4)   Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

  (5)   Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  (6)   Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  (7)   Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

  (8)   Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

  (9)   Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)   Incorporated by reference to Appendix A filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.

(d)       Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2002
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year

Allowance for doubtful accounts
2000	$333	$48	$—	$381
2001	$381	$61	$(69)	$373
2002	$373	$309	$(80)	$602

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2003	EXACTECH, INC.
	By:	/s/ WILLIAM PETTY

William Petty Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2003	By:	/s/ WILLIAM PETTY

William Petty Chief Executive Officer (principal executive officer), President and Chairman of the Board

March 21, 2003	By:	/s/ GARY J. MILLER

Gary J. Miller Executive Vice President and Director

March 21, 2003	By:	/s/ JOEL C. PHILLIPS

Joel C. Phillips Chief Financial Officer
March 21, 2003	By:	/s/ ALBERT H. BURSTEIN

Albert H. Burstein Director

March 21, 2003	By:	/s/ R. WYNN KEARNEY, JR.

R. Wynn Kearney, Jr. Director

March 21, 2003	By:	/s/ PAUL E. METTS

Paul E. Metts Director

March 21, 2003	By:	/s/ DAVID W. PETTY

David W. Petty Executive Vice President and Director

CERTIFICATIONS

I, William Petty, certify that:

1. I have reviewed this annual report on Form 10-K of Exactech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ WILLIAM PETTY

William Petty, M.D. Chief Executive Officer, President and Chairman of the Board

I, Joel C. Phillips, certify that:

1. I have reviewed this annual report on Form 10-K of Exactech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ JOEL C. PHILLIPS

Joel C. Phillips Chief Financial Officer

Exhibit Index

Exhibit Number	Description

23.1	Independent Auditors’ Consent

99.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.