Form 10-Q
period 2003-03-31
EXACTECH INC
filed 2003-05-15
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-28240

EXACTECH, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-2603930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, $.01 par value	10,962,165

EXACTECH, INC.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed in “Risk Factors” in the Company’s 2002 Annual Report on Form 10-K.

Item 1. Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,453	$3,651
Trade receivables, net of allowance of $644 and $602	14,128	12,686
Prepaid expenses and other assets, net	1,605	750
Inventories	20,363	20,038
Deferred tax assets	407	364

Total current assets	39,956	37,489
PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	7,846	7,389
Surgical instruments	13,414	13,262
Furniture and fixtures	1,079	820
Facilities	3,597	3,597
Facilities expansion in progress	2,943	1,743

Total property and equipment	29,744	27,676
Accumulated depreciation	(10,502)	(9,826)

Net property and equipment	19,242	17,850
OTHER ASSETS:
Product licenses and designs, net	352	363
Deferred financing costs, net	140	164
Investment in joint venture	76	86
Advances and deposits	7	7
Patents and trademarks, net	1,338	807

Total other assets	1,913	1,427

TOTAL ASSETS	$61,111	$56,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,091	$3,758
Income taxes payable	612	343
Current portion of long-term debt	353	353
Commissions payable	1,245	1,150
Royalties payable	650	491
Other liabilities	943	450

Total current liabilities	7,894	6,545
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,234	1,882
Long-term debt, net of current portion	5,104	4,313

Total long-term liabilities	7,338	6,195

Total liabilities	15,232	12,740

SHAREHOLDERS’ EQUITY:
Common stock	110	109
Additional paid-in capital	20,644	20,370
Retained earnings	25,125	23,547

Total shareholders’ equity	45,879	44,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,111	$56,766

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2003	2002
NET SALES	$18,007	$13,755
COST OF GOODS SOLD	5,840	4,889

Gross profit	12,167	8,866

OPERATING EXPENSES:
Sales and marketing	5,438	3,889
General and administrative	2,052	1,142
Research and development	1,025	647
Depreciation and amortization	787	727
Royalties	640	529

Total operating expenses	9,942	6,934

INCOME FROM OPERATIONS	2,225	1,932

OTHER INCOME (EXPENSE):
Interest income	11	5
Litigation settlement, net of costs	250	—
Interest expense	(40)	(45)
Foreign currency exchange gain	6	—
Equity in net loss of joint venture	(10)	(14)

INCOME BEFORE INCOME TAXES	2,442	1,878
PROVISION FOR INCOME TAXES	864	677

NET INCOME	$1,578	$1,201

BASIC EARNINGS PER SHARE	$0.14	$0.11

DILUTED EARNINGS PER SHARE	$0.14	$0.11

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	10,902	$109	$20,370	$23,547	$44,026
Exercise of stock options	56	1	190	—	191
Issuance of common stock under the Company’s Employee Stock Purchase Plan	4	—	34	—	34
Compensation benefit of non-qualified stock options	—	—	50	—	50
Net income	—	—	—	1,578	1,578

Balance, March 31, 2003	10,962	$110	$20,644	$25,125	$45,879

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,578	$1,201
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	851	788
Compensation benefit on non-qualified stock options	50	19
(Gain) loss on disposal of equipment	(59)	3
Foreign currency exchange gain	(6)	—
Equity in net loss of joint venture	10	14
Deferred income taxes	309	52
Increase in trade receivables	(1,442)	(1,549)
(Increase) decrease in inventories	(325)	919
(Increase) decrease in prepaids and other assets	(831)	45
Increase in accounts payable	339	325
Increase in income taxes payable	269	466
Increase in other liabilities	747	447

Net cash provided by operating activities	1,490	2,730

INVESTING ACTIVITIES:
Purchase of product licenses and designs	—	(50)
Proceeds from the sale of property and equipment	84	—
Purchases of property and equipment	(2,238)	(1,352)
Cost of patents and trademarks	(550)	(38)

Net cash used in investing activities	(2,704)	(1,440)

FINANCING ACTIVITIES:
Net payments on line of credit	—	(1,386)
Proceeds from commercial construction loan	791	—
Proceeds from issuance of common stock	225	91

Net cash provided by (used in) financing activities	1,016	(1,295)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(198)	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,651	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,453	$996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21	$45
Income taxes	285	188

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002 of Exactech, Inc. (the “Company”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.    NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Disposal Activities”. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 146 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company did not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003.

3.    INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This impairment adjustment establishes a new cost basis for such inventory that is not subsequently recovered through income. The following table summarizes inventory classification as of December 31, 2002 and March 31, 2003 (in thousands):

	2003	2002
Raw materials	$1,510	$1,385
Work in process	218	242
Finished goods	18,635	18,411

	$20,363	$20,038

4.    DEBT

Long-term debt consists of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.25% as of March 31, 2003); proceeds used to finance construction of current facility	$3,000	$3,000
Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month Libor rate (2.80% as of March 31, 2003); proceeds used to finance expansion of current facility	2,457	1,666

Total long-term debt	5,457	4,666
Less current portion	(353)	(353)

	$5,104	$4,313

The following is a schedule of debt maturities as of March 31, 2003 (in thousands):

Long-Term Debt
2003	$353
2004	510
2005	510
2006	510
2007	410
Thereafter	3,164

Total	$5,457

5.    COMMITMENTS AND CONTIGENCIES

Litigation

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that the Company is liable for tortious interference with that agreement. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company, based on the advice of counsel, believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

Purchase Commitments

At March 31, 2003, the Company had outstanding commitments for the purchase of inventory and raw materials of $5,158,000, along with commitments to purchase $1,172,000 of capital equipment. At March 31, 2003, the Company had outstanding purchase commitments associated with certain distribution agreements of $1,527,000.

6.	SEGMENT INFORMATION

Segment information is reported by the major product lines of the Company: knee products, hip products, and tissue services. The “other” category consists of minor sales categories, such as instrument sales and rental fees and shipping charges. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized interim reporting information concerning the Company’s reportable segments is shown in the following table:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended March 31,
2003
Net sales	$10,625	3,657	2,242	1,483	$18,007
Segment income (loss) from operations	1,706	503	450	(434)	2,225
2002
Net sales	$8,397	$3,074	$1,470	$814	$13,755
Segment income (loss) from operations	1,413	570	258	(309)	1,932

Total assets not identified with a specific segment (in thousands) were $29,806 at March 31, 2003 and $27,640 at December 31, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, deferred income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

Segment assets are summarized in the following table:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
March 31, 2003
Total assets, net	$14,725	$11,998	$1,984	$2,598	$31,305
December 31, 2002
Total assets, net	$14,917	11,610	1,168	1,431	$29,126

Geographic distribution of sales is summarized in the following table (in thousands):

	2003	2002
Three months ended March 31,
Domestic sales revenue	$14,297	$11,417
Sales revenue from Spain	1,647	1,124
Other international sales revenue	2,063	1,214

Total sales revenue	$18,007	$13,755

7.    SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$1,578			$1,201
Basic EPS:
Net income available to common shareholders	$1,578	10,933	$0.14	$1,201	10,656	$0.11

Effect of dilutive securities: Stock options		420			394
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,578	11,353	$0.14	$1,201	11,050	$0.11

At March 31, 2003, there were 980,700 options to purchase shares of common stock at prices ranging from $3.34 to $12.13 per share outstanding. During the quarter ended March 31, 2003, there were 49,000 options at an exercise price of $12.13 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

At March 31, 2002, there were 1,098,110 options to purchase shares of common stock at prices ranging from $1.64 to $9.41 per share outstanding. During the quarter ended March 31, 2002, there were 223,076 options at exercise prices ranging from $8.20 to $9.41 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

8.    OPTIONS AND STOCK AWARDS

The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”. The Company’s Executive Incentive Compensation Plan provides for the grant of stock options, stock appreciation rights and other stock-based awards. The exercise price of each award equals the market price of the Company’s stock on the date of grant. Awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is 10 years.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Pursuant to the disclosure requirements of SFAS 148, the following table provides an expanded reconciliation for each of the three month periods ended March 31 (in thousands, except per share amounts):

	2003	2002
Net income, as reported	$1,578	$1,201
Add: Stock-based compensation expense included in net income, net of tax	—	—
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(191)	(152)

Pro forma net income	$1,387	$1,049

Earnings per share—basic
As reported	$0.14	$0.11
Pro forma	0.13	0.10
Earnings per share—diluted
As reported	$0.14	$0.11
Pro forma	0.12	0.09

9.    RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 financial statements presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company develops, manufactures, markets, and sells orthopaedic implant devices, and related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and overseas. The Company was incorporated in 1985 and began selling its first hip implant products in 1987. To market orthopaedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors that act as the Company’s sales representatives. Internationally, the Company’s products are marketed through distributors.

The following table sets forth, for the periods indicated, information with respect to the Company’s products and services sold and percentages of revenues derived from such sales:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended
	March 31, 2003		March 31, 2002
Knee Products	$10,625	59.0%	$8,397	61.0%
Hip Products	3,657	20.3%	3,074	22.4%
Tissue Services	2,242	12.5%	1,470	10.7%
Other Products	1,483	8.2%	814	5.9%

Total	$18,007	100.0%	$13,755	100.0%

The following table includes items from the Condensed Statements of Income for the periods indicated, the percentage relationship to net sales and the percentage change from period to period:

	Percentage of Net Sales Three Months Ended March 31,		Percentage Change
	2003	2002
Condensed Statement of Income Data:
Net sales	100.0%	100.0%	31%
Cost of goods sold	32.4%	35.5%	20%

Gross profit	67.6%	64.5%	37%
Sales and marketing expenses	30.2%	28.3%	40%
General and administrative expenses	11.4%	8.3%	80%
Research and development expenses	5.7%	4.7%	58%
Depreciation and amortization	4.4%	5.3%	8%
Royalties	3.6%	3.8%	21%

Total operating expenses	55.3%	50.4%	43%

Income before provision for income taxes	13.6%	13.7%	30%
Provision for income taxes	4.8%	4.9%	28%

Net income	8.8%	8.7%	31%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Worldwide net sales increased 31% to $18.0 million in the quarter ended March 31, 2003 from $13.8 million in the quarter ended March 31, 2002. The increase in sales resulted from growth in all major product lines, aided by increases in average selling prices ranging from 2% to 5%. Sales of knee products increased 27% to $10.6 million in the quarter ended March 31, 2003 from $8.4 million in the quarter ended March 31, 2002. Hip implant product sales increased 19% to $3.7 million in the quarter ended March 31, 2003, as compared to $3.1 million in the quarter ended March 31, 2002. Revenue from tissue services distribution increased 53% to $2.2 million in the first quarter of 2003 from $1.5 million in the comparable quarter in 2002. Sales of other products, including surgical instrumentation, the Link® S.T.A.R.TM ankle, and the Cemex® bone cement system, increased 82% to $1.5 million in the quarter ended March 31, 2003 from $814,000 in the quarter ended March 31, 2002. Sales revenue in the United States increased 25% to $14.3 million in the quarter ended March 31, 2003, which represented 79% of worldwide sales, as compared to $11.4 million in the quarter ended March 31, 2002, which represented 83% of worldwide sales. International net sales increased 59% to $3.7 million in the quarter ended March 31, 2003, which represented 21% of worldwide sales, from $2.3 million in the quarter ended March 31, 2002, which represented 17% of worldwide sales.

Gross profit increased 37% to $12.2 million in the quarter ended March 31, 2003 from $8.9 million in the quarter ended March 31, 2002. As a percentage of sales, gross profit increased to 67.6% in the first quarter of 2003 as compared to 64.5% in the first quarter of 2002. The improvement in gross profit percentage was primarily the result of improved manufacturing processes, coupled with an increasing number of internally manufactured components.

Total operating expenses increased 43% to $9.9 million in the quarter ended March 31, 2003 from $6.9 million in the quarter ended March 31, 2002. The largest component of total operating expenses, sales and marketing expenses, increased 40% to $5.4 million in the first quarter of 2003 from $3.9 million in the comparable quarter of 2002, primarily as a result of increased variable agency service costs associated with growth in sales revenue. As a percentage of sales, total sales and marketing expenses increased to 30.2% in the quarter ended March 31, 2003 as compared to 28.3% in the quarter ended March 31, 2002, primarily as a result of increased spending on customer targeted marketing initiatives, including the Company’s national sales and service training for its agents.

General and administrative expenses increased 80% to $2.1 million in the quarter ended March 31, 2003 from $1.1 million in the quarter ended March 31, 2002. The increase was primarily due to significant increases in product liability costs experienced in the first quarter of 2003 when compared to the first quarter of 2002. The Company first experienced significant increases in product liability insurance premiums beginning in the second quarter of 2002 as the Company’s annual insurance policy period begins April 1, 2003 and ends March 31, 2004. Looking forward, the comparative increases in product liability insurance expenses will not be as significant during the balance of 2003. As a percentage of sales, general and administrative expenses increased to 11.4% in the first quarter of 2003 as compared to 8.3% in the first quarter of 2002.

Research and development expenses increased 58% to $1.0 million in the quarter ended March 31, 2003 from $647,000 in the quarter ended March 31, 2002. The increase in research and development expenditures reflects the Company’s continuing commitment to new products and technologies, as well as improving the performance of its existing product lines. As a percentage of sales, research and development expenses increased to 5.7% in the first quarter of 2003 from 4.7% in the same quarter of 2002.

Depreciation and amortization increased 8% to $787,000 in the quarter ended March 31, 2003, as compared to $727,000 in the quarter ended March 31, 2002, primarily as a result of continued investment in surgical instrumentation to support sales growth. During the quarter ended March 31, 2003, $321,000 of such equipment was placed in service.

Royalty expenses increased 21% to $640,000 in the quarter ended March 31, 2003 from $529,000 in the quarter ended March 31, 2002. The total dollar increase was primarily the result of strong growth in sales of the Company’s knee implant products, which incur a higher royalty than other product lines. As a percentage of total sales, royalty expenses decreased slightly to 3.6% in the first quarter of 2003 from 3.8% in the first quarter of 2002, primarily as a result of change in the Company’s net sales mix, with revenue from knee products decreasing as a percentage of total sales.

The Company’s income from operations increased 15% to $2.2 million in the quarter ended March 31, 2003 from $1.9 million in the quarter ended March 31, 2002. The increase in operating expenses outpaced the increase in sales revenue, resulting in a lower rate of growth in income from operations.

The Company incurred net interest expense of $29,000 in the quarter ended March 31, 2003 as compared to $40,000 in the quarter ended March 31, 2002. The decrease in net interest expense was primarily the result of a reduction in amounts outstanding on borrowings under the Company’s existing line of credit, partially offset by increases in borrowings under the Company’s commercial construction loan. Interest expense for the quarter ended March 31, 2003 of $40,000 was partially offset by $11,000 of interest income. In the quarter ended March 31, 2003, the Company realized a gain on foreign currency exchange of $6,000 and incurred a loss on its investment in its joint venture in the People’s Republic of China and the Republic of China (Taiwan) of $10,000 as compared to a $14,000 loss in the same quarter last year. The Company realized a gain of $250,000 for the quarter ended March 31, 2003 on its arbitration settlement with RTI.

Income before provision for income taxes increased 30% to $2.4 million in the quarter ended March 31, 2003 from $1.9 million in the quarter ended March 31, 2002. The provision for income taxes was $864,000 in the quarter ended March 31, 2003, compared to $677,000 in the quarter ended March 31, 2002. The effective tax rate for the quarter ended March 31, 2003 was 35.4% as compared to 36.0% in the quarter ended March 31, 2002. The decrease in the effective rate was primarily the result of a favorable adjustment of the prior year’s tax provision to the actual 2002 tax returns.

As a result of the foregoing, the Company realized net income of $1.6 million in the quarter ended March 31, 2003 as compared to $1.2 million in the quarter ended March 31, 2002, an increase of 31%. As a percentage of sales, net income remained constant at 9% for each of the quarters ended March 31, 2003 and 2002. Earnings per share, on a diluted basis, were $0.14 for the quarter ended March 31, 2003, as compared to $0.11 for the quarter ended March 31, 2002.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased to $3,453,000 at March 31, 2003 from $3,651,000 at December 31, 2002. At March 31, 2003, the Company had working capital of $32,062,000, as compared to $30,944,000 at December 31, 2002. During the first quarter of 2003, the increase in working capital was primarily the result of the $1,442,000 increase in trade receivables.

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory (“credit line”). The credit line is limited to a maximum amount of $12,000,000. In addition to this maximum, the credit line may not exceed the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment. The credit line was renewed in June 2002 maintaining the available limit at $12,000,000, expiring June 30, 2004. As of March 31, 2003 there were no amounts outstanding under the line of credit. The Company continues to maintain an industrial revenue bond financing secured by a letter of credit with a local lending institution that was funded in 1998 for construction of the Company’s current facility. The balance due under the bond as of March 31, 2003 was $3,000,000. The Company is in the process of a significant expansion to its corporate facility and in November 2002, entered into a long-term commercial construction loan of up to $4,200,000 with a local lending institution to fund the expansion. At March 31, 2003, there was $2,457,000 outstanding under this loan. During February 2003, the Company entered into but has not drawn upon an additional long-term loan of up to $1,500,000 with a local lending institution for purposes of acquiring office and manufacturing equipment. At March 31, 2003, the Company had outstanding commitments for the purchase of inventory and raw materials of $5,158,000, purchases related to certain distribution agreements of $1,527,000, along with commitments to purchase $1,172,000 of capital equipment. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months. The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at March 31, 2003.

Operating Activities–Operating activities provided net cash of $1,490,000 in the three months ended March 31, 2003, as compared to $2,730,000 in the three months ended March 31, 2002. The primary reasons for the decrease were increases in inventory of $325,000 and prepaid expenses of $831,000 in the three months ended

March 31, 2003, which compared to decreases in inventory of $919,000 and prepaid expenses of $45,000 in the three months ended March 31, 2002. Depreciation and amortization was $851,000 for the three months ended March 31, 2003, as compared to $788,000 for the comparable three months ended March 31, 2002.

Investing Activities–The Company used net cash in investing activities of $2,704,000 in the three months ended March 31, 2003, as compared to $1,440,000 in the three months ended March 31, 2002, primarily for the purchase of property and equipment, which includes the facility expansion in progress, and the purchase of certain patents.

Financing Activities–Financing activities provided net cash of $1,016,000 for the three months ended March 31, 2003, as compared to using net cash of $1,295,000 in the three months ended March 31, 2002. In the three months ended March 31, 2003, borrowings under the commercial construction loan for the facility expansion provided net cash of $791,000 and the issuance of stock provided net cash of $225,000. This compared to repayment of borrowings under the credit facility with Merrill Lynch using net cash of $1,386,000 and proceeds from issuance of stock providing net cash of $91,000 in the three months ended March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from interest rates. For its cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For its debt instruments, changes in interest rates effect the amount of interest expense incurred.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of March 31, 2003 (in thousands, except percentages):

	2003	2004	2005	2006	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$3,452					$3,452
Weighted average interest rate	0.6%
Liabilities
Industrial Revenue Bond at variable interest rate	$300	$300	$300	$300	$1,800	$3,000
Weighted average interest rate	1.2%
Commercial construction loan at variable interest rate	$53	$210	$210	$210	$1,774	$2,457
Weighted average interest rate	2.9%

The Company invoices and receives payment from international distributors in U. S. Dollars and is not subject to risk associated with foreign currency exchange rates on accounts receivable. In connection with certain distribution agreements, the Company is subject to risk associated with foreign currency exchange rates on purchases of inventory payable in Euros. The Company does not invest in foreign currency derivatives. The U.S. dollar is considered the primary currency for the Company and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss from such currency translations.

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that the Company is liable for tortious interference with that agreement. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The Company, based on the advice of counsel, believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 2, 2003.
b)	Not applicable because
(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.
(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 2, 2003, and
(iii)	All such nominees were elected.

(c)	The matters voted on at the Meeting consisted of the following:

(i)	The election of five members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
William Petty	8,651,475	732,354
Albert Burstein	8,441,683	942,146
R. Wynn Kearney, Jr.	9,095,439	288,390
Paul E. Metts.	9,095,439	288,390
William B. Locander	8,885,647	498,182

(ii)	A proposal to approve an amendment to the Company’s Articles of Incorporation to classify the Board of Directors into three classes. 5,782,457 shares were voted in favor of such proposal, 1,182,562 shares were voted against the proposal, 5,350 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(iii)	A proposal to approve amendments to the Company’s Articles of Incorporation to provide for specified supermajority voting by the shareholders regarding filling vacancies on the Board of Directors or removing directors and providing such removal may be only for cause. 5,690,335 shares were voted in favor of such proposal, 1,273,184 shares were voted against the proposal, 6,850 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(iv)	A proposal to approve an amendment to the Company’s Articles of Incorporation eliminating the ability to take shareholder action by written consent. 5,722,311 shares were voted in favor of such proposal, 1,241,468 shares were voted against the proposal, 6,590 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(v)	A proposal to approve amendments to the Company’s Articles of Incorporation providing for specified advance notice and disclosure procedures for proposal submissions by shareholders at shareholder meetings. 6,652,355 shares were voted in favor of such proposal, 313,364 shares were voted against the proposal, 4,650 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(vi)	A proposal to approve an amendment to the Company’s Articles of Incorporation increasing the minimum shareholder threshold necessary to call a special meeting of shareholders from 10% to 25% of all the outstanding shares of the Common Stock of the Company that are entitled to vote (the “Voting Shares”). 5,929,015 shares were voted in favor of such proposal, 1,036,604 shares were voted against the proposal, 4,750 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(vii)	A proposal to approve an amendment to the Company’s Articles of Incorporation to add a “fair price” provision. 5,737,343 shares were voted in favor of such proposal, 1,132,594 shares were voted against the proposal, 100,432 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(viii)	A proposal to approve an amendment to the Company’s Articles of Incorporation providing that specified provisions of the Articles of Incorporation may be amended only upon the affirmative vote of 66-2/3% of the Voting Shares. 5,669,695 shares were voted in favor of such proposal, 1,294,424 shares were voted against the proposal, 6,250 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(ix)	A proposal to approve amendments to the Company’s Bylaws (i) providing that the size of the Board of Directors shall be five and the Board of Directors may set the exact number of directors upon the affirmative vote of 66-2/3% of the directors and (ii) providing that the provision regarding setting the size of the Board of Directors may be repealed or amended only upon the affirmative vote of 66-2/3% of the Voting Shares. 5,661,747 shares were voted in favor of such proposal, 1,302,472 shares were voted against the proposal, 6,150 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.

(x)	A proposal to approve and adopt the Company’s 2003 Executive Incentive Compensation Plan. 6,035,865 shares were voted in favor of such proposal, 850,154 shares were voted against the proposal, 84,350 shares abstained from voting on the proposal, and there were 2,413,460 broker non-votes with respect to such proposal.
(xi)	A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2003. 8,990,805 shares were voted in favor of such proposal, 382,974 shares were voted against the proposal and 10,050 shares abstained from voting on the proposal. There were no broker non-votes with respect to such proposal.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

3.1	Articles of Amendment to the Company’s Articles of Incorporation
10.71	Amended and Restated Executive Incentive Compensation Plan
99.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350

b)	Reports on Form 8-K:

A report on Form 8-K, dated January 29, 2003, reporting under Item 5, Other Events, the announcement by the Company of a two-for-one split of the Company’s common stock, par value $.01.

A report on Form 8-K, dated April 23, 2003, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 14, 2003	By:	/s/ William Petty
William Petty President, Chief Executive Officer and Chairman of the Board

Date: May 14, 2003	By:	/s/ Joel C. Phillips
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ R. William Petty

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Joel C. Phillips

Joel C. Phillips

Chief Financial Officer

Exhibit Index

Exhibit Description

3.1	Articles of Amendment to the Company’s Articles of Incorporation
10.71	Amended and Restated Executive Incentive Compensation Plan
99.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350