Form 10-Q
period 2003-06-30
EXACTECH INC
filed 2003-08-14
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, $.01 par value	10,992,734

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,994	$3,651
Trade receivables, net of allowance of $744 and $602	14,647	12,686
Prepaid expenses and other assets, net	1,244	750
Inventories	21,641	20,038
Deferred tax assets	453	364

Total current assets	41,979	37,489
PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	7,586	7,389
Surgical instruments	14,049	13,262
Furniture and fixtures	1,454	820
Facilities	7,470	5,340

Total property and equipment	31,424	27,676
Accumulated depreciation	(10,268)	(9,826)

Net property and equipment	21,156	17,850
OTHER ASSETS:
Product licenses and designs, net	329	363
Deferred financing costs, net	137	164
Investment in joint venture	70	86
Advances and deposits	368	7
Patents and trademarks, net	1,311	807

Total other assets	2,215	1,427

TOTAL ASSETS	$65,350	$56,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,890	$3,758
Income taxes payable	402	343
Current portion of long-term debt	538	353
Commissions payable	1,273	1,150
Royalties payable	635	491
Other liabilities	1,102	450

Total current liabilities	8,840	6,545
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,335	1,882
Long-term debt, net of current portion	6,480	4,313

Total long-term liabilities	8,815	6,195

Total liabilities	17,655	12,740

SHAREHOLDERS’ EQUITY:
Common stock	110	109
Additional paid-in capital	20,827	20,370
Retained earnings	26,758	23,547

Total shareholders’ equity	47,695	44,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,350	$56,766

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2003	2002	2003	2002
NET SALES	$17,761	$14,980	$35,768	$28,735
COST OF GOODS SOLD	6,005	4,778	11,845	9,667

Gross profit	11,756	10,202	23,923	19,068
OPERATING EXPENSES:
Sales and marketing	5,222	4,698	10,660	8,588
General and administrative	1,802	1,564	3,854	2,706
Research and development	887	703	1,912	1,350
Depreciation and amortization	847	742	1,634	1,469
Royalties	624	501	1,264	1,030

Total operating expenses	9,382	8,208	19,324	15,143

INCOME FROM OPERATIONS	2,374	1,994	4,599	3,925
OTHER INCOME (EXPENSE):
Interest income	9	4	20	9
Litigation settlement, net of costs	250	—	500	—
Interest expense	(40)	(37)	(80)	(82)
Foreign currency exchange loss	(30)	(32)	(24)	(32)
Equity in net loss of joint venture	(6)	(3)	(16)	(17)

INCOME BEFORE INCOME TAXES	2,557	1,926	4,999	3,803
PROVISION FOR INCOME TAXES	924	725	1,788	1,401

NET INCOME	$1,633	$1,201	$3,211	$2,402

BASIC EARNINGS PER SHARE	$0.15	$0.11	$0.29	$0.22

DILUTED EARNINGS PER SHARE	$0.14	$0.11	$0.28	$0.22

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2002	10,902	$109	$20,370	$23,547	$44,026
Exercise of stock options	78	1	285	—	286
Issuance of common stock under the Company’s Employee Stock Purchase Plan	9	—	74	—	74
Compensation benefit of non-qualified stock options	—	—	98	—	98
Net income	—	—	—	3,211	3,211

Balance, June 30, 2003	10,989	$110	$20,827	$26,758	$47,695

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$3,211	$2,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	1,593
Compensation benefit on non-qualified stock options	98	39
Loss on disposal of equipment	64	27
Foreign currency exchange loss	24	32
Equity in net loss of joint venture	16	17
Deferred income taxes	364	61
Increase in trade receivables	(1,961)	(1,990)
Increase in inventories	(1,603)	(394)
Increase in prepaids and other assets	(829)	(1,398)
Increase in accounts payable	1,108	2,906
Increase in income taxes payable	59	16
Increase in other liabilities	919	811

Net cash provided by operating activities	3,232	4,122

INVESTING ACTIVITIES:
Purchase of product licenses and designs	—	(150)
Proceeds from the sale of property and equipment	84	—
Purchases of property and equipment	(5,177)	(2,562)
Investment in joint venture	—	(82)
Cost of patents and trademarks	(508)	(38)

Net cash used in investing activities	(5,601)	(2,832)

FINANCING ACTIVITIES:
Net payments on line of credit	—	(1,386)
Proceeds from commercial construction loan	1,948	—
Proceeds from commercial equipment loan	404	—
Proceeds from issuance of common stock	360	605

Net cash provided by (used in) financing activities	2,712	(781)

NET INCREASE IN CASH AND CASH EQUIVALENTS	343	509
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,651	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,994	$1,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$53	$58
Income taxes	1,371	1,281

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company had not entered into any guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003. The adoption of this interpretation has not had a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instrument with characteristics outlined within the statement during June 2003. The Company will adopt the standard effective July 1, 2003 and does not expect it to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant amounts of loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This impairment adjustment establishes a new cost basis for such inventory that is not subsequently recovered through income. The following table summarizes inventory classification as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Raw materials	$1,520	$1,385
Work in process	260	242
Finished goods	19,861	18,411

	$21,641	$20,038

4. DEBT

Long-term debt consists of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.05% as of June 30, 2003); proceeds used to finance construction of current facility	$3,000	$3,000
Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (2.54% as of June 30, 2003); proceeds used to finance expansion of current facility	3,614	1,666
Commercial equipment loan payable in monthly principal installments of $6.7, beginning July 2003, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.75% (3.75% as of June 30, 2003); proceeds used to finance equipment for facility expansion	404	—

Total long-term debt	7,018	4,666
Less current portion	(538)	(353)

	$6,480	$4,313

The following is a schedule of debt maturities as of June 30, 2003 (in thousands):

Long-Term Debt
2003	$538
2004	591
2005	591
2006	591
2007	491
Thereafter	4,216

Total	$7,018

5. COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached an Agreement with Centerpulse concerning inventions, confidential information and non-competition, and that the Company is liable for various claims arising out of the former employee’s supposed breach of the agreement, including tortious interference with contract. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The case is currently in discovery stages. The Company, based on the advice of counsel, believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

Purchase Commitments

At June 30, 2003, the Company had outstanding commitments for the purchase of inventory and raw materials of $4,219,000, along with commitments to purchase $2,408,000 of capital equipment. At June 30, 2003, the Company had outstanding purchase commitments associated with certain distribution agreements of $793,000.

6. SEGMENT INFORMATION

Segment information is reported by the major product lines of the Company: knee products, hip products, and tissue services. The “other” category consists of minor sales categories, such as instrument sales and rental fees, minor product lines and shipping charges. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized interim reporting information concerning the Company’s reportable segments is shown in the following table:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended June 30, 2003
Net sales	$10,503	3,851	2,294	1,113	$17,761
Segment income (loss) from operations	1,796	351	358	(131)	2,374
2002
Net sales	$8,603	$3,831	$1,536	$1,010	$14,980
Segment income (loss) from operations	1,101	670	321	(98)	1,994

Six months ended June 30, 2003
Net sales	$21,128	7,508	4,536	2,596	$35,768
Segment income (loss) from operations	3,502	854	808	(555)	4,599
2002
Net sales	$17,000	$6,905	$3,006	$1,824	$28,735
Segment income (loss) from operations	2,514	1,240	579	(408)	3,925

Total assets not identified with a specific segment (in thousands) were $33,971 at June 30, 2003 and $27,640 at December 31, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, deferred income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

Segment assets are summarized in the following table:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
June 30, 2003
Total assets, net	$15,377	$11,868	$1,842	$2,292	$31,379
December 31, 2002
Total assets, net	$14,917	$11,610	$1,168	$1,431	$29,126

Geographic distribution of sales are summarized in the following table (in thousands):

	Three months ended June 30,
	2003	2002
Domestic sales revenue	$14,296	$12,524
Sales revenue from Spain	1,626	1,462
Other international sales revenue	1,839	994

Total sales revenue	$17,761	$14,980

	Six months ended June 30,
	2003	2002
Domestic sales revenue	$28,593	$23,940
Sales revenue from Spain	3,273	2,586
Other international sales revenue	3,902	2,209

Total sales revenue	$35,768	$28,735

7. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
Net income	$1,633			$1,201
Basic EPS:
Net income available to common shareholders	$1,633	10,965	$0.15	$1,201	10,752	$0.11

Effect of dilutive securities:
Stock options		505			372

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,633	11,470	$0.14	$1,201	11,124	$0.11

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
Net income	$3,211			$2,402
Basic EPS:
Net income available to common shareholders	$3,211	10,949	$0.29	$2,402	10,704	$0.22

Effect of dilutive securities:
Stock options		460			362

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,211	11,409	$0.28	$2,402	11,066	$0.22

At June 30, 2003, there were 1,043,080 options to purchase shares of common stock at prices ranging from $3.34 to $14.46 per share outstanding. For the three months ended June 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. At June 30, 2002, there were 1,050,390 options to purchase shares of common stock at prices ranging from $1.64 to $9.41 per share outstanding. For the three months ended June 30, 2002, there were 228,826 options at exercise prices ranging from $8.63 to $9.41 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

For the six months ended June 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2002, there were 237,076 options at exercise prices ranging from $8.50 to $9.41 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

8. OPTIONS AND STOCK AWARDS

The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”. The Company’s Executive Incentive Compensation Plan provides for the grant of stock options, stock appreciation rights and other stock-based awards. The exercise price of each award is at least equal to the market price of the Company’s stock on the date of grant. Awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is 10 years.

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation for each of the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,633	$1,201	$3,211	$2,402
Add: Stock-based compensation expense included in net income, net of tax	32	12	64	24
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(141)	(99)	(265)	(197)

Pro forma net income	$1,524	$1,114	$3,010	$2,229

Earnings per share—basic
As reported	$0.15	$0.11	$0.29	$0.22
Pro forma	0.14	0.10	0.27	0.21
Earnings per share—diluted
As reported	$0.14	$0.11	$0.28	$0.22
Pro forma	0.13	0.10	0.26	0.20

9. RECLASSIFICATIONS

Certain amounts in the 2002 interim financial statements have been reclassified to conform with the 2003 interim financial statements presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the condensed financial statements and related notes appearing elsewhere herein, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company develops, manufactures, markets, and sells orthopaedic implant devices, and related surgical instrumentation, and distributes biologic materialsto hospitals and physicians in the United States and overseas. The Company was incorporated in 1985 and began selling its first hip implant products in 1987. To market orthopaedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors that act as the Company’s sales representatives. Internationally, the Company’s products are marketed through distributors.

The following table sets forth, for the periods indicated, information with respect to the Company’s products and services sold and percentages of revenues derived from such sales:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
Knee Products	$10,503	59.1%	$8,603	57.4%	$21,128	59.1%	$17,000	59.2%
Hip Products	3,851	21.7%	3,831	25.6%	7,508	21.0%	6,905	24.0%
Tissue Services	2,294	12.9%	1,536	10.3%	4,536	12.7%	3,006	10.5%
Other Products	1,113	6.3%	1,010	6.7%	2,596	7.2%	1,824	6.3%

Total	$17,761	100.0%	$14,980	100.0%	$35,768	100.0%	$28,735	100.0%

The following table includes items from the Condensed Statements of Income for the periods indicated, the percentage relationship to net sales and the percentage change from period to period:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
	2003	2002	2003	2002	Three Months	Six Months
Condensed Statement of Income Data:
Net sales	100.0%	100.0%	100.0%	100.0%	19%	24%
Cost of goods sold	33.8%	31.9%	33.1%	33.6%	26%	23%

Gross profit	66.2%	68.1%	66.9%	66.4%	15%	25%
Sales and marketing expenses	29.4%	31.4%	29.8%	29.9%	11%	24%
General and administrative expenses	10.1%	10.4%	10.8%	9.4%	15%	42%
Research and development expenses	5.0%	4.7%	5.3%	4.7%	26%	42%
Depreciation and amortization	4.8%	5.0%	4.6%	5.1%	14%	11%
Royalties	3.5%	3.3%	3.5%	3.6%	25%	23%

Total operating expenses	52.8%	54.8%	54.0%	52.7%	14%	28%

Income before provision for income taxes	14.4%	12.8%	14.0%	13.3%	33%	31%
Provision for income taxes	5.2%	4.8%	5.0%	4.9%	27%	28%

Net income	9.2%	8.0%	9.0%	8.4%	36%	34%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Worldwide net sales increased 19% to $17.8 million in the quarter ended June 30, 2003 from $15.0 million in the quarter ended June 30, 2002, fueled by strong growth in the sales of knee implants and tissue services revenue. Sales of knee implant products increased 22% to $10.5 million in the quarter ended June 30, 2003 from $8.6 million in the quarter ended June 30, 2002. Tissue services revenue increased 49% to $2.3 million in the quarter ended June 30, 2003, from $1.5 million in the quarter ended June 30, 2002, as the Company continued to expand its distribution of tissue services under its distribution agreement with Regeneration Technologies, Inc. (“RTI”). Sales of hip implant products increased slightly to $3.9 million in the quarter ended June 30, 2003 from $3.8 million in the quarter ended June 30, 2002. The growth in sales of hip implants in the second quarter ended June 30, 2003 relative to the second quarter ended June 30, 2002 was the result of significant increases experienced in the second quarter ended June 30, 2002 from the completion of the integration of the Link product lines into the Company’s distribution network. Sales of other product lines, including surgical instrumentation, the Link® S.T.A.R.™ ankle, and the Cemex® bone cement system, increased 10% to $1.1 million in the quarter ended June 30, 2003, as compared to $1.0 million in the quarter ended June 30, 2002. United States sales revenue increased 14% to $14.3 million in the quarter ended June 30, 2003, which represented 80% of worldwide sales, from $12.5 million in the quarter ended June 30, 2002, which represented 84% of worldwide sales, as the Company continued to benefit from increases in average selling prices in the range of 4% to 5% and expansion of its distribution network. International net sales revenue increased 41% to $3.5 million in the quarter ended June 30, 2003, which represented 20% of worldwide sales, as compared to $2.5 million in the quarter ended June 30, 2002, which represented 16% of worldwide sales revenue, primarily due to increasing market penetration in Europe and Latin America.

Gross profit increased 15% to $11.8 million in the quarter ended June 30, 2003 from $10.2 million in the quarter ended June 30, 2002. As a percentage of sales, gross profit decreased to 66.2% in the quarter ended June 30, 2003 from 68.1% in the quarter ended June 30, 2002. The decrease in gross margin percentage resulted from the strong growth in international sales. Sales to international distributors carry a lower gross profit margin as compared to sales in the United States to hospitals and surgical facilities.

Total operating expenses increased 14% to $9.4 million in the quarter ended June 30, 2003 from $8.2 million in the quarter ended June 30, 2002. As a percentage of sales, total operating expenses decreased to 52.8% in the quarter ended June 30, 2003 from 54.8% in the comparable quarter ended June 30, 2002. The largest component of total operating expenses, sales and marketing expenses, increased 11% to $5.2 million in the quarter ended June 30, 2003 from $4.7 million in the quarter ended June 30, 2002. The increase was primarily due to the variable nature of these expenses related to sales growth, with the largest component being payments to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a percentage of sales, sales and marketing expenses decreased to 29.4% in the quarter ended June 30, 2003 from 31.4% in the quarter ended June 30, 2002, as the Company benefited from prior marketing efforts.

General and administrative expenses increased 15% to $1.8 million in the quarter ended June 30, 2003 from $1.6 million in the quarter ended June 30, 2002, primarily as a result of the Company increasing its provision for uncollectible accounts receivable. As a percentage of sales, general and administrative expenses decreased to 10.1% in the quarter ended June 30, 2003 from 10.4% in the quarter ended June 30, 2002.

Research and development expenses increased 26% to $887,000 in the quarter ended June 30, 2003 from $703,000 in the quarter ended June 30, 2002, as the Company continued to increase its investment in ongoing development projects in the areas of joint replacement product line extensions, alternative bearing surfaces, asymmetric knee designs, a total shoulder system, and biologic allograft line expansion. As a percentage of sales, research and development expenses increased to 5.0% in the quarter ended June 30, 2003 from 4.7% in the quarter ended June 30, 2002.

Depreciation and amortization increased 14% to $847,000 in the quarter ended June 30, 2003 from $742,000 in the quarter ended June 30, 2002, primarily as a result of continuing investment in surgical instrumentation. During the quarter ended June 30, 2003, $1.0 million of surgical instruments were placed in service. As a percentage of sales, depreciation and amortization was 4.8% the quarter ended June 30, 2003 and 5.0% in the quarter ended June 30, 2002.

Royalty expenses increased 25% to $624,000 in the quarter ended June 30, 2003 from $501,000 in the quarter ended June 30, 2002, primarily as a result of growth in sales of knee implant products, which carry higher royalty rates than other product lines. As a percentage of sales, royalty expenses increased slightly to 3.5% in the quarter ended June 30, 2003 from 3.3% in the quarter ended June 30, 2002, primarily as a result of the change in joint replacement product lines sales mix with knee implant products representing a higher percentage of joint replacement sales.

The Company’s income from operations increased 19% to $2.4 million in the quarter ended June 30, 2003 from $2.0 million in the quarter ended June 30, 2002. The increase was attributable to the growth in total revenue as well as the reduction, as a percentage of sales, of total operating expenses as compared to the quarter ended June 30, 2002.

The Company incurred net interest expense of $31,000 in the quarter ended June 30, 2003, as compared to $33,000 in the quarter ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 of $40,000 was partially offset by interest income of $9,000. Interest expense for the quarter ended June 30, 2002 of $37,000 was partially offset by interest income of $4,000. For the quarter ended June 30, 2003, the Company recognized a gain of $250,000 from the settlement of litigation with RTI. For the balance of the year ending December 31, 2003, there are two quarterly payments of $250,000 each remaining due under the agreement. During the quarter ended June 30, 2003, the Company incurred a net loss of $6,000 in its joint venture, Exactech Asia Limited Co., as compared to a loss of $3,000 in the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the Company incurred a foreign currency exchange loss of $30,000, as compared to $32,000 in the quarter ended June 30, 2002, as a result of Euro denominated accounts payable related to purchases of inventory. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report.

Income before provision for income taxes increased 33% to $2.6 million in the quarter ended June 30, 2003 from $1.9 million in the quarter ended June 30, 2002. The provision for income taxes was $924,000 in the quarter ended June 30, 2003 as compared to $725,000 in the quarter ended June 30, 2002. The effective tax rate for the quarter ended June 30, 2003 was 36.1% as compared to 37.6% in the quarter ended June 30, 2002, primarily as a result of the tax benefit from increased international sales.

As a result of the foregoing, the Company realized net income of $1.6 million in the quarter ended June 30, 2003, compared to $1.2 million in the quarter ended June 30, 2002, an increase of 36%. As a percentage of sales, net income was 9.2% in the quarter ended June 30, 2003 as compared to 8.0% in the quarter ended June 30, 2002. Earnings per share, on a diluted basis, were $0.14 for the quarter ended June 30, 2003 as compared to $0.11 for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Worldwide net sales increased 24% to $35.8 million in the six months ended June 30, 2003 from $28.7 million in the six months ended June 30, 2002, as net sales increased in all major product lines. Overall revenue growth continued to benefit from increases in average selling prices in the range of 2% to 5%. For the six months ended June 30, 2003, revenue growth was driven by sales of knee implants and distribution of tissue services. Sales of knee implant products increased 24% to $21.1 million in the six months ended June 30, 2003 from $17.0 million in the six months ended June 30, 2002. Tissue services revenue increased 51% to $4.5 million in the six months ended June 30, 2003, from $3.0 million in the six months ended June 30, 2002. Sales of hip implant products increased 9% to $7.5 million in the six months ended June 30, 2003 from $6.9 million in the six months ended June 30, 2002. Sales of all other product lines increased 42% to $2.6 million in the six months ended June 30, 2003 from $1.8 million in the six months ended June 30, 2002, as the revenue for the 2003 period included a full six month distribution of the Link product lines. Net sales revenue in the United States increased 19% to $28.6 million in the six months ended June 30, 2003, which represented 80% of worldwide net sales, from $23.9 million in the six months ended June 30, 2002, which represented 83% of worldwide net sales. International net sales increased 50% to $7.2 million in the six months ended June 30, 2003, which represented 20% of worldwide net sales, from $4.8 million in the six months ended June 30, 2002, which represented 17% of worldwide sales, as the Company continued to expand its distributor network and increase its market penetration overseas.

Gross profit increased 25% to $23.9 million in the six months ended June 30, 2003 from $19.1 million in the six months ended June 30, 2002. As a percentage of sales, gross profit increased slightly to 66.9% in the six months ended June 30, 2003 from 66.4% in the six months ended June 30, 2002. The increase in gross margin was primarily due to benefits from improved manufacturing processes that were partially offset by the strong growth in lower gross margin sales to international distributors.

Total operating expenses increased 28% to $19.3 million in the six months ended June 30, 2003 from $15.1 million in the six months ended June 30, 2002. As a percentage of sales, total operating expenses increased to 54.0% in the six months ended June 30, 2003, as compared to 52.7% in the six months ended June 30, 2002. The largest component of total operating expenses, sales and marketing expenses, increased 24% to $10.7 million in the six months ended June 30, 2003 from $8.6 million in the six months ended June 30, 2002, primarily due to the variable nature of these expenses related to the Company’s growth in sales. As a percentage of sales, sales and marketing expenses remained consistent, at 29.8% in the six months ended June 30, 2003 and 29.9% in the six months ended June 30, 2002.

General and administrative expenses increased 42% to $3.9 million in the six months ended June 30, 2003 from $2.7 million in the six months ended June 30, 2002, primarily due to significant increases in product liability costs experienced in the first quarter of 2003 when compared to the first quarter of 2002 and the increases in the provision for uncollectible accounts receivable. The Company first experienced significant increases in product liability insurance premiums beginning in the second quarter of 2002 as the Company’s annual insurance policy period begins April 1, 2003 and ends March 31, 2004. Looking forward, the comparative increases in product liability insurance expenses will not be as significant during the balance of 2003. As a percentage of sales, general and administrative expenses increased to 10.8% in the six months ended June 30, 2003, as compared to 9.4% in the six months ended June 30, 2002.

Research and development expenses increased 42% to $1.9 million in the six months ended June 30, 2003 from $1.4 million in the six months ended June 30, 2002, as a result of increased investment in research projects and development resources. As a percentage of sales, research and development expenses increased to 5.3% in the six months ended June 30, 2003 from 4.7% for the six months ended June 30, 2002.

Depreciation and amortization increased 11% to $1.6 million in the six months ended June 30, 2003 from $1.5 million in the six months ended June 30, 2002, primarily as a result of investment in surgical instrumentation and equipment for the Company’s facility expansion. During the six months ended June 30, 2003, $1.3 million of surgical instruments and $1.3 million of equipment were placed in service. As a percentage of sales, depreciation and amortization decreased to 4.6% in the six months ended June 30, 2003 from 5.1% in the six months ended June 30, 2002.

Royalty expenses increased 23% to $1.3 million in the six months ended June 30, 2003 from $1.0 million in the six months ended June 30, 2002, primarily as a result of the increase in sales of knee implant products which carry higher royalty rates than other products. As a percentage of sales, royalty expenses were relatively unchanged at 3.5% in the six months ended June 30, 2003 and 3.6% in the six months ended June 30, 2002.

The Company’s income from operations increased 17% to $4.6 million in the six months ended June 30, 2003 from $3.9 million in the six months ended June 30, 2002. The increase resulted from increases in sales revenue, but was partially offset by an increase, as a percentage of sales, in operating expenses as compared to the six months ended June 30, 2002.

The Company incurred net interest expense of $60,000 in the six months ended June 30, 2003, as compared to $73,000 in the six months ended June 30, 2002. The decrease in net interest expense was primarily the result of a reduction in variable interest rates on the Company’s outstanding debt and increased earnings on investments. Interest expense for the six months ended June 30, 2003 of $80,000 was partially offset by interest income of $20,000. Interest expense for the six months ended June 30, 2002 of $82,000 was partially offset by interest income of $9,000. For the six months ended June 30, 2003, the Company recognized a gain of $500,000 on the settlement of litigation with RTI. During the six months ended June 30, 2003, the Company incurred a net loss of $16,000 in its joint venture, Exactech Asia Limited Co., as compared to a loss of $17,000 in the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company incurred a foreign currency exchange loss of $24,000, as compared to $32,000 in the six months ended June 30, 2002, as a result of Euro denominated accounts payable related to purchases of inventory. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report.

Income before provision for income taxes increased 31% to $5.0 million in the six months ended June 30, 2003 from $3.8 million in the six months ended June 30, 2002. The provision for income taxes was $1.8 million in the six months ended June 30, 2003, compared to $1.4 million in the six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2003 was 35.8%, as compared to an effective rate of 36.8% for the six months ended June 30, 2002. The decrease in the effective tax rate was primarily the result of the tax benefits from strong international sales growth and a favorable adjustment of the prior year’s tax provision to the actual 2002 tax returns.

As a result of the foregoing, the Company realized net income of $3.2 million in the six months ended June 30, 2003, as compared to $2.4 million in the six months ended June 30, 2002, an increase of 34%. As a percentage of sales, net income was 9.0% in the six months ended June 30, 2003 as compared to 8.4% for the comparable period ended June 30, 2002. Earnings per share, on a diluted basis, were $0.28 for the six months ended June 30, 2003 as compared to $0.22 for the six months ended June 30, 2002.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased to $3,994,000 at June 30, 2003 from $3,651,000 at December 31, 2002. At June 30, 2003, the Company had working capital of $33,139,000, as compared to $30,944,000 at December 31, 2002. During the six months ended June 30, 2003, the increase in working capital was primarily the result of increases of $1,961,000 in trade receivables and $1,603,000 in inventory.

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory (“credit line”). The credit line is limited to a maximum amount of $12,000,000. In addition to this maximum, the credit line may not exceed the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment. The credit line was renewed in June 2002 maintaining the available limit at $12,000,000, expiring June 30, 2004. At June 30, 2003, the interest rate on the line of credit was 3.1%; however, there were no amounts outstanding under the line of credit. The Company continues to maintain an industrial revenue bond financing secured by a letter of credit with a local lending institution that was funded in 1998 for construction of the Company’s current facility. The balance due under the bond as of June 30, 2003 was $3,000,000 and bears a variable rate of interest equal to 1.1%. In November 2002, the Company entered into a long-term commercial construction loan of up to $4,200,000, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the recently completed expansion of its corporate facility. At June 30, 2003, there was $3,614,000 outstanding under this loan, with a final draw expected in the quarter ending September 30, 2003. During February 2003, the Company entered into an additional long-term loan of up to $1,500,000, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.75%, with a local lending institution for purposes of acquiring office and manufacturing equipment for its facility expansion. At June 30, 2003, $404,000 was outstanding under this loan. At June 30, 2003, the Company had outstanding commitments for the purchase of inventory and raw materials of $4,219,000, purchases related to certain distribution agreements of $793,000, and the purchase of $2,408,000 of capital equipment. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months. The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company was in compliance with such covenants at June 30, 2003.

Operating Activities—Operating activities provided net cash of $3,232,000 in the six months ended June 30, 2003, as compared to $4,122,000 in the six months ended June 30, 2002. The primary reasons for the decrease in cash provided by operating activities were the net effect of the increase in inventory and the increase in accounts payable. In the six months ended June 30, 2003, the increase in inventory to support existing distribution agreements used cash of $1,603,000, as compared to $394,000 in the six months ended June 30, 2002. Cash provided by the increase in accounts payable in the six months ended June 30, 2003 was $1,108,000, as compared to $2,906,000 in the six months ended June 30, 2002. Depreciation and amortization totaled $1,762,000 in the six months ended June 30, 2003, as compared to $1,593,000 in the six months ended June 30, 2002. Cash required as a result of the increase in trade receivables was $1,961,000 in the six months ended June 30, 2003, as compared to $1,990,000 in the six months ended June 30, 2002. Cash required as a result of increases in prepaid expenses and other assets was $829,000 in the six months ended June 30, 2003, as compared to $1,398,000 in the six months ended June 30, 2002, primarily due to the prepayment of annual insurance premiums.

Investing Activities—The Company used net cash in investing activities of $5,601,000 in the six months ended June 30, 2003, as compared to $2,832,000 in the six months ended June 30, 2002, primarily for the purchase of property and equipment, including the recently completed facility expansion. In the six months ended June 30, 2003, the Company used cash of $508,000 for the purchase of patents as compared to $38,000 in the six months ended June 30, 2002.

Financing Activities—Financing activities provided net cash of $2,712,000 in the six months ended June 30, 2003, as compared to using net cash of $781,000 in the six months ended June 30, 2002. In the six months ended June 30, 2003, borrowings under the Company’s commercial loan agreements to finance the facility expansion and equipment acquisitions provided net cash of $2,352,000, while net payments on the Company’s line of credit facility used cash of $1,386,000 in the six months ended June 30, 2002. Proceeds from the exercise of outstanding stock options provided cash of $360,000 in the six months ended June 30, 2003, as compared to $605,000 in the six months ended June 30, 2002.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of June 30, 2003 (in thousands, except percentages):

	2003	2004	2005	2006	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$2,987					$2,987
Weighted average interest rate	0.6%
Short-term money market at variable interest rate	$1,006					$1,006
Weighted average interest rate	1.2%
Liabilities
Industrial Revenue Bond at variable interest rate	$300	$300	$300	$300	$1,800	$3,000
Weighted average interest rate	1.2%
Commercial construction loan at variable interest rate	$53	$210	$210	$210	$2,931	$3,614
Weighted average interest rate	2.8%
Commercial equipment loan at variable interest rate	$40	$80	$80	$80	$124	$404
Weighted average interest rate	3.8%

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the second quarter of 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation described above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached an Agreement with Centerpulse concerning inventions, confidential information and non-competition, and that the Company is liable for various claims arising out of the former employee’s supposed breach of the agreement, including tortious interference with contract. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The case is currently in discovery stages. The Company, based on the advice of counsel, believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

b) Reports on Form 8-K

A report on Form 8-K, dated July 23, 2003, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACTECH, INC.

Date: August 11, 2003	By:	/s/ WILLIAM PETTY
William Petty President, Chief Executive Officer and Chairman of the Board

Date: August 11, 2003	By:	/s/ JOEL C. PHILLIPS
Joel C. Phillips Treasurer and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.