Form 10-Q
period 2003-09-30
EXACTECH INC
filed 2003-11-13
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-28240

EXACTECH, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-260393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Common Stock, $.01 par value	11,012,699

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,573	$3,651
Trade receivables, net of allowance of $786 and $602	14,132	12,686
Prepaid expenses and other assets, net	1,168	750
Inventories	23,041	20,038
Deferred tax assets	494	364

Total current assets	43,408	37,489

PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	8,118	7,389
Surgical instruments	14,748	13,262
Furniture and fixtures	1,512	820
Facilities	7,540	5,340

Total property and equipment	32,783	27,676
Accumulated depreciation	(11,027)	(9,826)

Net property and equipment	21,756	17,850

OTHER ASSETS:
Product licenses and designs, net	384	363
Deferred financing costs, net	157	164
Investment in joint venture	83	86
Advances and deposits	368	7
Patents and trademarks, net	1,709	807

Total other assets	2,701	1,427

TOTAL ASSETS	$67,865	$56,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,479	$3,758
Income taxes payable	330	343
Current portion of long-term debt	590	353
Commissions payable	1,593	1,150
Royalties payable	516	491
Other liabilities	1,033	450

Total current liabilities	9,541	6,545

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,536	1,882
Long-term debt, net of current portion	6,428	4,313

Total long-term liabilities	8,964	6,195

Total liabilities	18,505	12,740

SHAREHOLDERS’ EQUITY:
Common stock	110	109
Additional paid-in capital	20,956	20,370
Retained earnings	28,294	23,547

Total shareholders’ equity	49,360	44,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,865	$56,766

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
NET SALES	$17,017	$14,523	$52,785	$43,258
COST OF GOODS SOLD	5,450	4,659	17,295	14,326

Gross profit	11,567	9,864	35,490	28,932

OPERATING EXPENSES:
Sales and marketing	5,245	4,309	15,905	12,896
General and administrative	1,739	1,695	5,593	4,402
Research and development	864	663	2,776	2,013
Depreciation and amortization	931	764	2,565	2,233
Royalties	505	451	1,769	1,481

Total operating expenses	9,284	7,882	28,608	23,025

INCOME FROM OPERATIONS	2,283	1,982	6,882	5,907

OTHER INCOME (EXPENSE):
Interest income	5	6	25	16
Litigation settlement, net of costs	250	206	750	206
Interest expense	(50)	(35)	(130)	(117)
Foreign currency exchange (loss) gain	(21)	4	(45)	(28)
Equity in net income (loss) of joint venture	13	(2)	(3)	(19)

INCOME BEFORE INCOME TAXES	2,480	2,161	7,479	5,965
PROVISION FOR INCOME TAXES	944	817	2,732	2,218

NET INCOME	$1,536	$1,344	$4,747	$3,747

BASIC EARNINGS PER SHARE	$0.14	$0.12	$0.43	$0.35

DILUTED EARNINGS PER SHARE	$0.13	$0.12	$0.41	$0.34

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2002	10,902	$109	$20,370	$23,547	$44,026

Exercise of stock options	84	1	327	—	328
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14	—	119	—	119
Compensation benefit of non-qualified stock options	—	—	140	—	140
Net income	—	—	—	4,747	4,747

Balance, September 30, 2003	11,000	$110	$20,956	$28,294	$49,360

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Period Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$4,747	$3,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,687	2,519
Compensation benefit on non-qualified stock options	140	58
Loss on disposal of equipment	113	193
Foreign currency exchange loss	45	28
Equity in net loss of joint venture	3	19
Tax benefit from exercise of stock options	—	202
Deferred income taxes	524	9
Increase in trade receivables	(1,446)	(1,192)
Increase in inventories	(3,003)	(1,004)
Increase in prepaids and other assets	(772)	(863)
Increase in accounts payable	1,676	1,275
(Decrease) increase in income taxes payable	(13)	38
Increase in other liabilities	1,051	354

Net cash provided by operating activities	5,752	5,383

INVESTING ACTIVITIES:
Purchase of product licenses and designs	—	(150)
Proceeds from the sale of property and equipment	84	—
Purchases of property and equipment	(6,705)	(3,666)
Investment in joint venture	—	(82)
Cost of patents and trademarks	(1,008)	(38)

Net cash used in investing activities	(7,629)	(3,936)

FINANCING ACTIVITIES:
Net payments on line of credit	—	(1,386)
Proceeds from commercial construction loan	1,948	531
Proceeds from commercial equipment loan	404	—
Proceeds from issuance of common stock	447	954

Net cash provided by financing activities	2,799	99

NET INCREASE IN CASH AND CASH EQUIVALENTS	922	1,546

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,651	1,001

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,573	$2,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88	$71
Income taxes	2,236	2,016

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation for each of the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,536	$1,344	$4,747	$3,747
Add: Stock-based compensation expense included in net income, net of tax	31	12	64	36
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(138)	(104)	(404)	(301)

Pro forma net income	$1,429	$1,251	$4,406	$3,482

Earnings per share—basic
As reported	$0.14	$0.12	$0.43	$0.35
Pro forma	0.13	0.12	0.40	0.32
Earnings per share—diluted
As reported	$0.13	$0.12	$0.41	$0.34
Pro forma	0.12	0.11	0.38	0.31

3.	NEW ACCOUNTING STANDARDS

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, the Company had not entered into any guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003. The adoption of this interpretation has not had a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard effective July 1, 2003. The adoption of this standard has not had a material impact on the Company’s financial condition, results of operations or cash flows.

4.	INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implants provided to customers and agents. The Company provides significant amounts of loaned implant inventory to non-distributor customers. The Company provides an adjustment to inventory based on obsolescence and slow-moving inventory. This impairment adjustment establishes a new cost basis for such inventory that is not subsequently recovered through income. The following table summarizes inventory classification as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Raw materials	$1,393	$1,385
Work in process	176	242
Finished goods	21,472	18,411

	$23,041	$20,038

5.	DEBT

Long-term debt consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.20% as of September 30, 2003); proceeds used to finance construction of current facility	$3,000	$3,000

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (2.62% as of September 30, 2003); proceeds used to finance expansion of current facility	3,614	1,666

Commercial equipment loan payable in monthly principal installments of $6.7, beginning July 2003, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (3.5% as of September 30, 2003); proceeds used to finance equipment for facility expansion	404	—

Total long-term debt	7,018	4,666
Less current portion	(590)	(353)

	$6,428	$4,313

The following is a schedule of debt maturities as of September 30, 2003 (in thousands):

2003	$590
2004	590
2005	590
2006	590
2007	490
Thereafter	4,168

Total	$7,018

6.	COMMITMENTS AND CONTINGENCIES

Litigation

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against the Company and one of the Company’s employees. The complaint filed in this action seeks damages in an undisclosed amount alleging that the Company’s employee who is a former employee of Centerpulse, breached an agreement with Centerpulse concerning inventions, confidential information and non-competition, and that the Company is liable for various claims arising out of the former employee’s supposed breach of the agreement, including tortious interference with contract. The Company has filed a response and intends to vigorously defend against all allegations made in the complaint. The case remains in discovery stages. The Company, based on the advice of counsel, believes the suit is without merit; however, the Company is unable to predict the outcome of the litigation.

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

Purchase Commitments

At September 30, 2003, the Company had outstanding commitments for the purchase of inventory, raw materials, and supplies of $4.1 million, along with commitments to purchase $1.5 million of capital equipment. At September 30, 2003, the Company had satisfied all of its purchase commitments associated with certain distribution agreements.

Financing Commitments

On October 30, 2003, for an investment of $1 million, the Company acquired a minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement, the Company has committed to make loans available to Altiva of up to $5 million for a period of five years for the acquisition of various spine and spine-related product lines. These loans are convertible into Altiva stock. In the event that the Company loans the full $5 million commitment, upon exercise of the conversion feature in full, the Company would own a majority interest in Altiva. In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount of $6 million, which would be collateralized by receivables and inventory.

7.	SEGMENT INFORMATION

The Company reports segment information by its major product lines: knee products, hip products, tissue services, and other products. The “other products” segment includes minor sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other minor implant product lines like the Link® S.T.A.R.TM ankle. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized interim reporting information concerning the Company’s reportable segments is shown in the following table. Depreciation and amortization for capitalized surgical instruments is reported in the segment associated with the appropriate implant product line supported by those assets:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended September 30, 2003
Net sales	$9,434	$3,692	$2,560	$1,331	$17,017
Segment income from operations	1,745	287	248	3	2,283

2002
Net sales	$7,620	$3,580	$2,119	$1,204	$14,523
Segment income (loss) from operations	1,004	502	490	(15)	1,982
Nine months ended September 30, 2003
Net sales	$30,562	$11,200	$7,096	$3,927	$52,785
Segment income from operations	4,773	1,020	916	174	6,882

2002
Net sales	$24,620	$10,485	$5,125	$3,028	$43,258
Segment income from operations	3,343	1,457	1,071	36	5,907

Total assets not identified with a specific segment (in thousands) were $34,869 at September 30, 2003 and $27,640 at December 31, 2002. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets.

Segment assets are summarized in the following table. Capitalized surgical instruments are reported as assets of the segment associated with the appropriate implant product line supported by those assets:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
September 30, 2003
Total assets, net	$16,857	$11,265	$2,196	$2,678	$32,996

December 31, 2002
Total assets, net	$14,917	$11,610	$1,168	$1,431	$29,126

Geographic distribution of sales is summarized in the following table:

	2003	2002
Three months ended September 30,
Domestic sales revenue	$14,752	$12,871
Sales revenue from Spain	726	671
Other international sales revenue	1,539	981

Total sales revenue	$17,017	$14,523

	2003	2002
Nine months ended September 30,
Domestic sales revenue	$43,345	$36,811
Sales revenue from Spain	3,999	3,257
Other international sales revenue	5,441	3,190

Total sales revenue	$52,785	$43,258

8.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
Net income	$1,536			$1,344

Basic EPS:
Net income available to common shareholders	$1,536	10,993	$0.14	$1,344	10,818	$0.12

Effect of dilutive securities:
Stock options		548			306

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,536	11,541	$0.13	$1,344	11,124	$0.12

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
Net income	$4,747			$3,747

Basic EPS:
Net income available to common shareholders	$4,747	10,964	$0.43	$3,747	10,742	$0.35

Effect of dilutive securities:
Stock options		487			312

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,747	11,451	$0.41	$3,747	11,054	$0.34

At September 30, 2003, there were 1,024,280 options to purchase shares of common stock at prices ranging from $3.34 to $14.46 per share outstanding. For the three months ended September 30, 2003, there were no options excluded from the computation of diluted EPS. At September 30, 2002, there were 999,400 options to purchase shares of common stock at prices ranging from $1.64 to $9.41 per share outstanding. For the three months ended September 30, 2002, there were 240,076 options at exercise prices ranging from $8.20 to $9.41 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

For the nine months ended September 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2002, there were 230,076 options at exercise prices ranging from $8.50 to $9.41 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

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

The Company develops, manufactures, markets, and sells orthopedic implant devices, related surgical instrumentation, and distributes biologic materialsto hospitals and physicians in the United States and overseas. The Company was incorporated in 1985 and began selling its first hip implant products in 1987. To market orthopedic implant products in the United States, Exactech utilizes a network of independent agencies and domestic distributors that act as the Company’s sales representatives. Internationally, the Company’s products are marketed through distributors.

Recent Events

On October 30, 2003, for an investment of $1 million, the Company acquired a 16.7% minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. See “Liquidity and Capital Resources”.

Results of Operations

The following table sets forth, for the periods indicated, information with respect to the Company’s products and services sold and percentages of revenues derived from such sales:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2003		September 30, 2002		September 30, 2003		September 30, 2002
Knee Products	$9,434	55.4%	$7,620	52.5%	$30,562	57.9%	$24,620	56.9%
Hip Products	3,692	21.7%	3,580	24.6%	11,200	21.2%	10,485	24.2%
Tissue Services	2,560	15.1%	2,119	14.6%	7,096	13.5%	5,125	11.9%
Other Products	1,331	7.8%	1,204	8.3%	3,927	7.4%	3,028	7.0%

Total	$17,017	100.0%	$14,523	100.0%	$52,785	100.0%	$43,258	100.0%

The following table includes items from the Condensed Statements of Income for the periods indicated, the percentage relationship to net sales and the percentage change from period to period:

	Percentage of Net Sales
Condensed Statement of Income Data:	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
	2003	2002	2003	2002	Three Months	Nine Months
Net sales	100.0%	100.0%	100.0%	100.0%	17%	22%
Cost of goods sold	32.0%	32.1%	32.8%	33.1%	17%	21%

Gross profit	68.0%	67.9%	67.2%	66.9%	17%	23%

Sales and marketing expenses	30.8%	29.7%	30.1%	29.8%	22%	23%
General and administrative expenses	10.2%	11.7%	10.6%	10.2%	3%	27%
Research and development expenses	5.1%	4.6%	5.3%	4.7%	30%	38%
Depreciation and amortization	5.5%	5.2%	4.9%	5.1%	22%	15%
Royalties	3.0%	3.1%	3.3%	3.4%	12%	19%

Total operating expenses	54.6%	54.3%	54.2%	53.2%	18%	24%

Income before provision for income taxes	14.5%	14.9%	14.2%	13.8%	15%	25%
Provision for income taxes	5.5%	5.6%	5.2%	5.1%	16%	23%

Net income	9.0%	9.3%	9.0%	8.7%	14%	27%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Worldwide, net sales increased 17% to $17.0 million in the quarter ended September 30, 2003 from $14.5 million for the quarter ended September 30, 2002. Sales of knee implant products continued to drive the Company’s sales growth, increasing 24% to $9.4 million for the quarter ended September 30, 2003 from $7.6 million for the quarter ended September 30, 2002. Sales of hip implant products increased 3% to $3.7 million for the quarter ended September 30, 2003 from $3.6 million for the quarter ended September 30, 2002. Revenue from the distribution of tissue services increased 21% to $2.6 million for the quarter ended September 30, 2003 from $2.1 million for the quarter ended September 30, 2002, as the Company continued to expand the service offerings under its distribution agreement with Regeneration Technologies, Inc. (“RTI”). Sales of all other product lines, including surgical instrumentation, the Link® S.T.A.R.TM ankle, and the Cemex® bone cement system, increased 11% to $1.3 million for the quarter ended September 30, 2003 from $1.2 million for the comparable quarter ended September 30, 2002. Net sales in the United States increased 15% to $14.8 million for the quarter ended September 30, 2003, which represented 87% of total net sales, from $12.9 million in the comparable quarter ended September 30, 2002, which represented 89% of total sales revenue, aided by increases in average selling prices in the United States in the range of 2% to 6%. International net sales increased 37% to $2.3 million for the quarter ended September 30, 2003, representing 13% of total sales, from $1.7 million in the quarter ended September 30, 2002, which represented 11% of total sales, as the Company continued to benefit from expansion of its distribution network in Europe and Asia.

Gross profit increased 17% to $11.6 million in the quarter ended September 30, 2003, as compared to $9.9 million for the quarter ended September 30, 2002. As a percentage of sales, gross profit increased slightly to 68.0% for the quarter ended September 30, 2003 from 67.9% for the quarter ended September 30, 2002, primarily due to the benefits of lower product costs associated with the increased internal manufacturing of the Company’s implant products, which offset the increase, as a percentage of total sales, in international sales which carry a lower gross margin as compared to sales in the United States.

Total operating expenses increased 18% to $9.3 million for the quarter ended September 30, 2003 from $7.9 million for the quarter ended September 30, 2002. As a percentage of sales, total operating expenses increased slightly to 54.6% for the quarter ended September 30, 2003, as compared to 54.3% for the quarter ended September 30, 2002. The largest component of operating expenses, sales and marketing expenses, increased 22% to $5.2 million for the quarter ended September 30, 2003 from $4.3 million for the quarter ended September 30, 2002. The increase was primarily due to the variable nature of these expenses related to sales growth, with the largest component being payments to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a percentage of sales, sales and marketing expenses increased to 30.8% for the quarter ended September 30, 2003 as compared to 29.7% for the quarter ended September 30, 2002, primarily due to ongoing, targeted marketing campaigns related to the Company’s implant product lines.

General and administrative expenses increased 3% to $1.74 million for the quarter ended September 30, 2003 from $1.70 million for the quarter ended September 30, 2002, primarily as a result of the Company’s expansion of its operations. As a percentage of sales, general and administrative expenses decreased to 10.2% for the quarter ended September 30, 2003 from 11.7% for the quarter ended September 30, 2002, primarily due to a comparative reduction, quarter over quarter, in product liability insurance for the quarter ended September 30, 2003 from the quarter ended September 30, 2002.

Research and development expenses increased 30% to $864,000 for the quarter ended September 30, 2003 from $663,000 for the quarter ended September 30, 2002, primarily as a result of expenditures associated with active knee and hip implant product line and biologic services projects. As a percentage of sales, research and development expenses increased to 5.1% for the quarter ended September 30, 2003 from 4.6% for the quarter ended September 30, 2002.

Depreciation and amortization increased 22% to $931,000 for the quarter ended September 30, 2003 from $764,000 for the quarter ended September 30, 2002. Depreciation expenses increased primarily as a result of the completion of the Company’s expansion of its existing facility and its investment in surgical instrumentation. During the quarter ended September 30, 2003, $958,000 of surgical instruments was placed in service. As a percentage of sales, depreciation and amortization increased slightly to 5.5% for the quarter ended September 30, 2003 as compared to 5.2% in the quarter ended September 30, 2002.

Royalty expenses increased 12% to $505,000 for the quarter ended September 30, 2003 from $451,000 for the quarter ended September 30, 2002, primarily as a result of the sales growth in knee implant products, which carry a higher royalty charge than other implant products. As a percentage of sales, royalty expenses remained relatively constant at 3.0% and 3.1% for the quarters ended September 30, 2003 and 2002, respectively.

The Company’s income from operations increased 15% to $2.3 million for the quarter ended September 30, 2003 from $2.0 million for the quarter ended September 30, 2002. The increase was primarily due to the increase in sales revenue, accompanied with relatively stable operating expenses, as a percentage of sales.

The Company incurred net interest expense of $45,000 for the quarter ended September 30, 2003, as compared to $29,000 for the quarter ended September 30, 2002, primarily as a result of increased borrowing associated with the expansion of the Company’s current facility. For the quarter ended September 30, 2003, interest expense of $50,000 was partially offset by $5,000 of interest income, while the quarter ended September 30, 2002, interest expense of $35,000 was partially offset by $6,000 of interest income. For the quarter ended September 30, 2003, the Company recognized a gain of $250,000 from the settlement of litigation with RTI. For the balance of the year ending December 31, 2003, there is one payment of $250,000 remaining due under the agreement. The Company’s share of the net income of its joint venture for the quarter ended September 30, 2003 was $13,000, as compared to a loss of $2,000 for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the Company incurred a loss on foreign currency exchange of $21,000, as compared to a gain of $4,000 for the quarter ended September 30, 2002, as a result of Euro denominated accounts payable related to purchases of inventory. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report.

Income before provision for income taxes increased 15% to $2.5 million for the quarter ended September 30, 2003 from $2.2 million for the quarter ended September 30, 2002. The provision for income taxes was $944,000 for the quarter ended September 30, 2003 compared to $817,000 in the quarter ended September 30, 2002. The effective tax rate in the quarter ended September 30, 2003 was 38.1%, as compared to 37.8% in the quarter ended September 30, 2002, primarily as a result of domestic sales growth in states with higher effective tax rates.

As a result of the foregoing, the Company realized net income of $1.5 million for the quarter ended September 30, 2003, compared to $1.3 million for the quarter ended September 30, 2002, an increase of 14%. As a percentage of sales, net income decreased slightly to 9.0% for the quarter ended September 30, 2003 from 9.3% for the quarter ended September 30, 2002. Earnings per share on a diluted basis were $0.13 for the quarter ended September 30, 2003 as compared to $0.12 for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Worldwide, net sales increased 22% to $52.8 million for the nine months ended September 30, 2003 from $43.3 million for the nine months ended September 30, 2002, as a result of increases in net sales of all product lines. The Company continued to benefit from increases in average selling prices in the United States in the range of 2% to 6%, and overall sales growth continues to be lead by knee implant products and tissue services. Sales of knee implant products increased 24% to $30.6 million for the nine months ended September 30, 2003 from $24.6 million for the nine months ended September 30, 2002. Sales of hip implant products increased 7% to $11.2 million for the nine months ended September 30, 2003 from $10.5 million for the nine months ended September 30, 2002. Revenue from the distribution of tissue services increased 39% to $7.1 million for the nine months ended September 30, 2003 from $5.1 million for the nine months ended September 30, 2002. Sales of all other product lines, which includes surgical instrumentation, the Link® S.T.A.R.TM ankle, and the Cemex® bone cement system, increased 30% to $3.9 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002. Net sales revenue in the United States increased 18% to $43.3 million, which represented 82% of worldwide net sales, for the nine months ended September 30, 2003, as compared to $36.8 million, which represented 85% of worldwide net sales, for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, international sales increased 46% to $9.4 million, which represented 18% of worldwide net sales, as compared to $6.4 million for the nine months ended September 30, 2002, which represented 15% of worldwide net sales, as the Company continued to benefit from the expansion of its distribution in Europe, Asia, and Latin America.

Gross profit increased 23% to $35.5 million for the nine months ended September 30, 2003 from $28.9 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased to 67.2% for the nine months ended September 30, 2003 from 66.9% for the nine months ended September 30, 2002, as the Company realized the lower production cost benefits from its continuing expansion of its internal manufacturing operations, despite strong sales growth to international distributors which carry a lower gross margin as compared to sales in the United States.

Total operating expenses increased 24% to $28.6 million for the nine months ended September 30, 2003 from $23.0 million for the nine months ended September 30, 2002. As a percentage of sales, total operating expenses increased to 54.2% for the nine months ended September 30, 2003, as compared to 53.2% for the nine months ended September 30, 2002. The largest component of total operating expenses, sales and marketing expenses, increased 23% to $15.9 million for the nine months ended September 30, 2003, as compared to $12.9 million for the nine months ended September 30, 2002, primarily due to the variable nature of these expenses related to the Company’s growth in sales. As a percentage of sales, sales and marketing expenses remained relatively constant at 30.1% for the nine months ended September 30, 2003 as compared to 29.8% for the nine months ended September 30, 2002, as the Company continued to support its marketing and sales efforts consistent with its sales growth.

General and administrative expenses increased 27% to $5.6 million for the nine months ended September 30, 2003 from $4.4 million for the nine months ended September 30, 2002, primarily due to increases in product liability costs and the provision for uncollectible accounts receivable. The Company experienced significant increases in product liability insurance premiums in the first quarter of 2003 compared to the first quarter of 2002, as the Company’s annual insurance policy period begins April 1st of each year and ends March 31st in the following year. The Company believes these comparative increases in product liability insurance premiums will become less significant in forthcoming periods. As a percentage of sales, general and administrative expenses increased slightly to 10.6% for the nine months ended September 30, 2003 from 10.2% for the nine months ended September 30, 2002.

Research and development expenses increased 38% to $2.8 million for the nine months ended September 30, 2003 from $2.0 million for the nine months ended September 30, 2002, as a result of increased investment in product line expansion projects and new technology in biologics and alternative bearing surfaces. As a percentage of sales, research and development expenses increased to 5.3% for the nine months ended September 30, 2003 from 4.7% for the nine months ended September 30, 2002.

Depreciation and amortization increased 15% to $2.6 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. Depreciation expenses increased primarily as a result of the increased investment in surgical instrumentation and equipment associated with the expansion of the Company’s facility. During the nine months ended September 30, 2003, $2.1 million of surgical instruments and $1.7 million of furnishings and equipment were placed in service. As a percentage of sales, depreciation and amortization decreased to 4.9% in the nine months ended September 30, 2003 from 5.1% in the nine months ended September 30, 2002.

Royalty expenses increased 19% to $1.8 million for the nine months ended September 30, 2003 from $1.5 million for the nine months ended September 30, 2002, as a result of the overall increase in sales. As a percentage of sales, royalty expenses remained relatively constant at 3.3% and 3.4% for the nine months ended September 30, 2003 and 2002, respectively.

The Company’s income from operations increased 17% to $6.9 million for the nine months ended September 30, 2003 from $5.9 million for the nine months ended September 30, 2002. The increase resulted from increases in sales revenue, partially offset by an increase, as a percentage of sales, in operating expenses as compared to the nine months ended September 30, 2002.

The Company incurred net interest expense of $105,000 for the nine months ended September 30, 2003, as compared to $101,000 for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 of $130,000 was partially offset by $25,000 of interest income. For the nine months ended September 30, 2002, interest expense of $117,000 was partially offset by interest income of $16,000. The increase in net interest expense was primarily the result of increased borrowing associated with the Company’s facility expansion. For the nine months ended September 30, 2003, the Company recognized a gain of $750,000 on the settlement of litigation with RTI, as compared to a gain of $206,000 for the nine months ended September 30, 2002. The Company’s share of the net loss in its Asian joint venture for the nine months ended September 30, 2003 was $3,000, as compared to $19,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company incurred a foreign currency exchange loss of $45,000, as compared to $28,000 for the nine months ended September 30, 2002, as a result of Euro denominated accounts payable related to purchases of inventory. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report.

Income before provision for income taxes increased 25% to $7.5 million for the nine months ended September 30, 2003 from $6.0 million for the nine months ended September 30, 2002. The provision for income taxes was $2.7 million for the nine months ended September 30, 2003, as compared to $2.2 million for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was 36.5%, as compared to 37.2% in the nine months ended September 30, 2002. The decrease in the effective tax rate for the nine months ended September 30, 2003 resulted from the tax benefits received from the strong international sales growth.

As a result of the foregoing, the Company realized net income of $4.7 million for the nine months ended September 30, 2003, as compared to $3.7 million for the nine months ended September 30, 2002, an increase of 27%. As a percentage of sales, net income increased to 9.0% for the nine months ended September 30, 2003 as compared to 8.7% for the nine months ended September 30, 2002. Earnings per share on a diluted basis were $0.41 for the nine months ended September 30, 2003 as compared to $0.34 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company’s cash and cash equivalents increased to $4.6 million at September 30, 2003 from $3.7 million at December 31, 2002. At September 30, 2003, the Company had working capital of $33.9 million, as compared to $30.9 million at December 31, 2002. During the nine months ended September 30, 2003, the increase in working capital was primarily the result of an increase in inventory of $3.0 million.

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory (“credit line”). The credit line is limited to a maximum amount of $12,000,000. In addition to this maximum, the credit line may not exceed the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment. The credit line expires June 30, 2004. At September 30, 2003, the interest rate on the line of credit was 3.12%; however, there were no amounts outstanding under the line of credit. In 1998, the Company entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of the Company’s current facility. The balance due under the bond as of September 30, 2003 was $3,000,000 and bears a variable rate of interest equal to 1.2%. In November 2002, the Company entered into a long-term commercial construction loan of up to $4,200,000, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the recently completed expansion of its corporate facility. At September 30, 2003, there was $3,614,000 outstanding under this loan, with a final draw expected in the quarter ending December 31, 2003. During February 2003, the Company entered into an additional long-term loan of up to $1,500,000, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for its facility expansion. At September 30, 2003, $404,000 was outstanding under this loan. At September 30, 2003, the Company had outstanding commitments for the purchase of inventory, raw materials, and supplies of $4.1 million and $1.5 million of capital equipment. All purchase commitments related to certain distribution agreements have been satisfied. The Company believes that funds from operations and borrowings under its existing credit facilities will be sufficient to satisfy its contemplated cash requirements for the following twelve months. The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company was in compliance with such covenants at September 30, 2003.

On October 30, 2003, the Company acquired for $1 million a 16.7% minority interest in Altiva. As part of the agreement under which the Company purchased this minority interest, the Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. These loans will be convertible into shares of the capital stock of Altiva, and in the event that the Company loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, the Company will own a 54.5% interest in Altiva. In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by receivables and inventory. The Company, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which the Company was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of the Company’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million.

Operating Activities—Operating activities provided net cash of $5.8 million for the nine months ended September 30, 2003, as compared to $5.4 million for the nine months ended September 30, 2002. The primary reasons for the increase in net cash provided by operating activities were the net effect of the increase in net income and other liabilities, offset by an increase in inventory. For the nine months ended September 30, 2003, net income was $4.7 million as compared to $3.7 million for the nine months ended September 30, 2002. The increase in other liabilities during the nine months ended September 30, 2003 provided net cash of $1.1 million as compared to $354,000 during the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the increase in inventory used net cash of $3.0 million as compared to $1.0 million for the nine months ended September 30, 2002. Depreciation and amortization totaled $2.7 million for the nine months ended September 30, 2003, as compared to $2.5 million for the nine months ended September 30, 2002. The increase in accounts receivable used net cash of $1.4 million for the nine months ended September 30, 2003 as compared to $1.2 million during the nine months ended September 30, 2002. The increase in accounts payable provided net cash of $1.7 million for the nine months ended September 30, 2003, as compared to $1.3 million for the nine months ended September 30, 2002.

Investing Activities—The Company used net cash in investing activities of $7.6 million for the nine months ended September 30, 2003, as compared to $3.9 million for the nine months ended September 30, 2002, primarily for the purchase of property and equipment associated with the expansion of its facility. For the nine months ended September 30, 2003, the Company used cash of $1.0 million for the purchase of patents as compared to $38,000 for the nine months ended September 30, 2002.

Financing Activities—Financing activities provided net cash of $2.8 million in the nine months ended September 30, 2003, as compared to $99,000 in the nine months ended September 30, 2002. In the nine months ended September 30, 2003, borrowings under the Company’s commercial loan agreements to finance the facility expansion and equipment acquisitions provided net cash of $2.4 million, as compared to $531,000 in the nine months ended September 30, 2002. Net payments on the Company’s line of credit facility used cash of $1.4 million in the nine months ended September 30, 2002. Proceeds from the exercise of outstanding stock options provided cash of $447,000 in the nine months ended September 30, 2003, as compared to $954,000 in the nine months ended September 30, 2002.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of September 30, 2003 (in thousands, except percentages):

	2003	2004	2005	2006	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$3,563					$3,563
Weighted average interest rate	0.4%

Short-term money market at variable interest rate	$1,008					$1,008
Weighted average interest rate	1.1%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$300	$300	$300	$1,800	$3,000
Weighted average interest rate	1.1%

Commercial construction loan at variable interest rate	$53	$210	$210	$210	$2,931	$3,614
Weighted average interest rate	2.7%

Commercial equipment loan at variable interest rate	$20	$80	$80	$80	$144	$404
Weighted average interest rate	3.5%

The Company invoices and receives payment from international distributors in U.S. Dollars and is not subject to risk associated with foreign currency exchange rates on accounts receivable. In connection with certain distribution agreements, the Company is subject to risk associated with foreign currency exchange rates on purchases of inventory payable in Euros. The Company does not invest in foreign currency derivatives. The U.S. Dollar is considered the primary currency for the Company and transactions that are completed in a foreign currency are translated into U.S. Dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss from such currency translations.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the third quarter of 2003, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”); are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control. There have been no significant changes in the Company’s internal control over financial reporting during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

b) Reports on Form 8-K

A report on Form 8-K, dated October 29, 2003, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the three and nine months ended September 30, 2003.

A report on Form 8-K, dated October 30, 2003, reporting under Item 5, Other Events, the acquisition of a minority interest in Altiva Corporation, an early stage company in the orthopedic spine products market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: November 12, 2003	By:	/s/ William Petty
William Petty, M.D. President, Chief Executive Officer and Chairman of the Board

Date: November 12, 2003	By:	/s/ Joel C. Phillips
Joel C. Phillips Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.