Form 10-K
period 2003-12-31
EXACTECH INC
filed 2004-03-15
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒     No  ☐

As of March 8, 2004, the number of shares of the registrant’s Common Stock outstanding was 11,032,879. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $90,661,000 based on a closing sale price of $14.65 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

and

CROSS REFERENCE SHEET

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed in “Risk Factors” in Item 7 of this report.

PART I

ITEM 1. BUSINESS

Exactech, Inc. (the “Company”, or “Exactech”) develops, manufactures, markets, distributes and sells orthopaedic implant devices and related surgical instrumentation, and distributes biologic materials to hospitals and physicians in the United States and internationally. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. The Company’s revenues are principally derived from sales and distribution of its joint replacement systems, including knee and hip implant systems, and distribution of biologic allograft materials.

The Company manufactures some components of its knee and hip joint replacement systems at its facility in Gainesville, Florida utilizing state of the art computer aided manufacturing equipment. Internal manufacturing is complimented by externally manufactured components through the formation of strategic alliances with suppliers and business partners. Other products and services are acquired and distributed through exclusive agreements, such as the Company’s agreements with Regeneration Technologies, Inc. (“RTI”), Link America, Inc. and its parent company, Waldemar Link GmbH & Co. (“Link”), and Tecres, S.p.A (“Tecres”).

On October 30, 2003, for an investment of $1 million, the Company acquired a 16.7% minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement under which the Company purchased this minority interest, the Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years as well as provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million. The Company also entered into a Stockholders Agreement with Altiva and some stockholders of Altiva under the terms of which the Company was granted an option to purchase all of Altiva’s outstanding securities for a specified purchase price. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Gabelli & Company, Inc. in December 2003, the worldwide market for orthopaedic products in 2003 was estimated to be $16 billion, and expected to grow at a rate of 10% to 13% annually over the next ten years. According to this study, four market segments in which the Company offers its products and services, knee reconstructive devices, hip reconstructive devices, allograft materials and other products (which includes instrumentation and other orthopaedic products), were $3.2 billion, $2.9 billion, $0.8 billion and $4.3 billion, respectively during 2003.

Management shares the belief that the industry will continue to grow due to an aging population in much of the world. The same report by Gabelli & Company highlighted US Census Bureau statistics that reveal the number of people over age 65 in the United States is projected to increase steadily to 70 million by the year 2030, as compared to 35 million in 2000. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

The Company’s joint replacement implant products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When indicated, the surgeon uses biologic allograft materials, like those distributed by Exactech, to repair bone defects and provide an interface to stimulate new bone growth. In many joint replacement procedures, bone cement is used to affix implant components to the prepared bone surfaces.

The following table includes the net revenue and percentage of net sales for each of the Company’s product lines for the years ended December 31, 2003, 2002 and 2001:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
Knee Implants	$41,273	57.9%	$33,576	56.6%	$28,214	60.5%
Hip Implants	14,904	20.9%	14,287	24.1%	10,433	22.4%
Tissue Services	9,685	13.6%	7,243	12.2%	5,252	11.3%
Other Products	5,393	7.6%	4,196	7.1%	2,700	5.8%

Total	$71,255	100.0%	$59,302	100.0%	$46,599	100.0%

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

The Optetrak® system includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral components (in both cemented and porous coated designs and used in situations where the surgeon chooses to maintain certain ligaments) or a posterior stabilized femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to eliminate certain ligaments). The Optetrak® system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The constrained version includes two types of femoral components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes stem and block augmentation to aid in repairing damaged or weakened bone. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of failure of previous treatments. During 2004, the Company intends to commence full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak system. This line extension includes a cruciate sparing, posterior stabilized and a new high flexion line. These asymmetrical line extensions will provide for differentiated right and left femoral components that the Company hopes will be successful in meeting surgeon preferences.

In March 2002, the Company commenced distributing Link’s line of implant products which includes the Link®Endo-Model™ Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-Model™ Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement.

Hip Implants. The Company’s line of hip implant and instrument products includes the AcuMatch® Integrated Hip System which is designed to address the vast majority of indications for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral stem, the A-Series acetabular components (for the hip socket), the P-Series press-fit femoral stem, the M-Series modular femoral stem, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch® cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA® Revision Hip System. The Company continues to market its Opteon® Cemented Stem System, a moderate demand femoral stem system.

The Company’s AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty (joint reconstructive surgery). The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with maximum polyethylene thickness to help in reducing polyethylene wear debris. The M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures.

The Link hip implant product lines distributed by the Company include the MP™ Modular Femoral Revision stem, offering surgeons a product specifically designed and indicated for situations where there is deficient proximal bone. This unique design offers enhanced stability and fatigue strength over and above competitive stems indicated for similar clinical situations. Also distributed by the Company is the Link® Saddle Prosthesis, a salvage type prosthesis designed to support the pelvic region when the acetabulum cannot be reconstructed, the Link SPII® hip stem, and the Link® Partial Pelvis.

The Company’s product pipeline includes several new hip systems which the Company feels will make its hip offerings more competitive, including the Novus™ System, featuring press-fit and cemented primary femoral stems, press-fit revision stems, and a comprehensive acetabular system which will incorporate the use of alternative bearing couples such as ceramic and diamond. Instrumentation to address reduced incision lengths are also planned for launch during 2004.

Tissue Services. The Company is the exclusive, worldwide distributor of bone paste products processed by RTI for use in non-spinal musculoskeletal orthopaedic procedures. These unique allograft materials are distributed as Opteform® and Optefil® and are clinically proven for effectively repairing bone and filling bone defects. During 2002, the Company obtained the distribution rights to Optefil® as part of the settlement of its arbitration with RTI. See “Item 3 - Legal Proceedings”. During 2003, the Company continued to expand the breadth of its allograft materials line in cooperation with RTI by releasing the Optefil® RT line and intends to release an Opteform® RT line during early 2004. These RT (Room Temperature) lines are allograft products that are distributed in a non-frozen form. As an addendum to the RTI distribution agreement, the Company also initiated distribution of Regenaform® and Regenafil® product lines during July 2003 for usage in oral and dental applications.

Other Products. The AcuDriver® Automated Osteotome System is an air-driven impact hand piece that aids surgeons during joint implant revision procedures by providing effective removal of failed prostheses and bone cement. The AcuDriver® accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

The Link® S.T.A.R.™ ankle is distributed under terms of a Food and Drug Administration (“FDA”) approved Investigational Device Exemption (“IDE”). If this product is found to be safe and effective, it should provide an alternative to fusion that will maintain motion and pain relief in arthritic patients with the appropriate indications. The Company also distributes Link surgical instrumentation that can be used in various orthopaedic procedures including shoulder, knee, spine, foot, ankle and hip arthroplasty.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex® is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. The Company distributes Cemex® in the United States under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A.. In January 2004 the Company announced that Tecres had received clearance from the FDA to market a pre-formed cement hip spacer product containing an antibiotic that is included in the Company’s distribution agreement. The spacer is used in two stage revision total hip procedures involving an infection with a previously implanted total hip and provides orthopaedic surgeons with a new, convenient way to treat this difficult problem. The Company expects to begin marketing the spacer in the second quarter of 2004.

Late in 2002, the Company acquired rights to a patented total shoulder system from Teknimed, a French manufacturer of orthopaedic implants and processor of biological products. Teknimed will continue to manufacture and distribute the shoulder system in Europe for the Company while Exactech establishes appropriate manufacturing support, upgrades the design and pursues marketing clearance from the FDA for United States usage.

Marketing and Sales

The Company markets its orthopaedic implant products in the United States through fifty-five independent sales agencies and one domestic distributor. These agencies, along with their independently contracted personnel, serve as the Company’s sales representatives. Internationally, the Company markets its products through twenty-two distributors that currently distribute products in twenty-five countries. The customers for the Company’s products are hospitals, surgeons and other physicians and clinics.

The Company generally has contractual arrangements with its independent sales agencies whereby the agency is granted the exclusive right to sell the Company’s products in the specified territory. In turn, the agency is required to meet sales quotas to maintain its relationship with the Company. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and relationships of its sales agencies with customers. The Company’s sales organization is managed by five Regional Directors of Sales (East, Central, Midwest, Southeast and West). The Company has a contractual arrangement with its domestic distributor that is similar to its arrangements with its sales agencies, except the Company does not pay the distributor commissions and the distributor purchases inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in all fifty states, and the District of Columbia.

The Company provides inventories of its products to its United States sales agencies until sold or returned. These inventories are necessary for sales agents to market the Company’s products and fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, the Company is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires the Company to incur significant expenditures of its resources. The failure by the Company to maintain required levels of inventory could have a material adverse effect on the Company’s expansion. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company. The Company reviews its inventory for obsolescence on a regular basis and adjusts its inventory for impairment.

During 2003, 2002 and 2001, approximately 3%, 4% and 4%, respectively, of the Company’s sales were derived from a major hospital customer. During 2003, 2002, and 2001, one international distributor accounted for approximately 8%, 8% and 9%, respectively, of the Company’s sales.

The Company generally has contractual arrangements with its international distributors pursuant to which the distributor is granted the exclusive right to market the Company’s products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with the Company. International distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders.

For the years ended December 31, 2003, 2002 and 2001, international sales accounted for $12,895,000, $9,441,000, and $8,391,000, respectively, representing approximately 18%, 16% and 18%, respectively, of the Company’s sales. Of those international sales, sales to the Company’s Spanish distributor accounted for $5,628,000, $4,838,000, and $4,260,000 in 2003, 2002 and 2001, respectively. The Company intends to continue to expand its sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in its history, the Company utilized third-party vendors for the manufacture of all of its component parts, while internally performing product design, quality assurance and packaging. At present, the Company manufactures approximately 30% of its components in its manufacturing facility and headquarters in Gainesville, Florida. The Company has continued to increase the number of internally manufactured components. With the increase of internal manufacturing, the Company has experienced a greater degree of control of production costs, and it expects this trend to continue. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors in its attempts to secure its supply chain and decrease dependency on key suppliers. For the years ended December 31, 2003, 2002 and 2001, the Company purchased approximately 66%, 69% and 59%, respectively, of its externally sourced component requirements from its top three suppliers. The Company does not maintain supply contracts with most of its manufacturers, and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has several alternative sources for components and does not anticipate that it will encounter problems in obtaining adequate supplies of components. Certain tooling and equipment which are unique to the Company’s products are supplied by the Company to its suppliers. Order backlog is not a material aspect of the Company’s business.

The Company’s internal manufacturing, assembly, packaging and quality control operations are conducted at its principal offices in Gainesville, Florida. Components received from its suppliers are examined by Company personnel prior to assembly or packaging to ensure that the Company’s specifications and standards are maintained.

Patents and Proprietary Technology; License and Consulting Agreements

The Company holds United States and international patents covering several of its implant components, biologic materials technologies and some of its surgical instrumentation. The Company believes that patents and intellectual property will continue to be important in the orthopaedic industry. In this regard, the Company defends its intellectual property rights and believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event certain of the Company’s intellectual property and agreements relating to its products are deemed invalid, such action could have a material adverse effect on the Company’s financial condition and results of operations.

In connection with the development of its knee implant systems, the Company pays royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as Chairman of the Company’s Board of Directors. New employment agreements entered into between the Company and each of Drs. Petty and Miller on January 1, 2003 provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by the Company to Drs. Petty and Miller.

The Company has entered into a verbal consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 2003, the Company paid Dr. Burstein $165,000 as compensation under this consulting agreement.

Research and Development

During 2003, 2002 and 2001, the Company expended $3,748,000, $2,803,000 and $2,210,000, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company’s research and development efforts contributed to the successful integration of the AcuMatch® hip systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. The Company’s research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of its research and development efforts, the Company has developed strategic partnerships through agreements with Genzyme Biosurgery and Diamicron Corporation to bring expertise in advanced materials to the Company’s products. The agreement with Genzyme is for the development of polymer-based synthetic biomaterials that when delivered with other biologic products support the growth of new bone. Through its agreement with Diamicron, the Company intends to apply Diamicron’s polycrystalline diamond compact (PDC) technology to its hip implants. This diamond technology holds the promise of improved mechanical and wear characteristics over currently available technology. This technology will likely require a number of years of development and regulatory clearance prior to the release of products for sale.

The Company believes that the purchase of intellectual property and product line assets augmented by additional development provides a cost-effective and efficient way to bring products to market and expects to continue to do so in the future to complement its internal product development.

Competition

The orthopaedic industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than the Company. The largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. These five companies, according to The Medical and Healthcare Marketplace Guide 2002-2003, published by Dorland Healthcare Information, had an estimated aggregate market share of approximately 85% in 2001.

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

Product Liability and Insurance

The Company is subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company has implemented strict quality control measures and currently maintains product liability insurance in amounts that it believes are typical in the industry for similar companies. During 2002, the Company experienced substantial increases in insurance premiums primarily due to the conditions of the insurance market in general and specifically the medical device insurance market. During 2003, the Company experienced stabilization of these insurance premiums. The Company annually evaluates its levels of product liability insurance, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether the Company will elect or be able to secure such coverage in the future at a cost deemed to be appropriate.

Government Regulation

The Company’s operations and relationships are subject to government regulation in the United States and other countries in which it distributes its products and services. The primary regulatory authority in the United States is the FDA. The development, testing, labeling, distribution, marketing and manufacture of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act (the “Amendments”) and additional regulations promulgated by the FDA. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices.

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

New medical device products of the Company will likely be subject to a clearance process conducted by the FDA. The process of obtaining regulatory clearances is lengthy, expensive and uncertain. Further, the FDA could choose to impose various requirements which could limit the Company’s ability to market its products. Further, if the Company wishes to modify a product after clearance, including changes in indications, manufacturing, or other changes, additional clearance may be required. Failure to receive, or delays in receipt of, FDA clearance, including the need for additional clinical trials or data as a prerequisite, could limit the ability of the Company to market its products and could result in decreased sales of the Company’s products.

Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusals of FDA to grant future premarket clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution, which could result in reduced revenues and earnings.

Prior to 1996, the Company voluntarily initiated and satisfactorily completed two Class III recalls. A Class III recall is defined as a situation in which the use of a violative product is not likely to cause adverse health consequences. One recall involved a partially mislabeled product. The second involved the manufacturing process of a bone screw. FDA reviewed and authorized these two recalls, and concluded that each of the two recalls was conducted and completed properly. During September 1997, the Company voluntarily initiated a Class II recall as the result of the failure of an Opteon® femoral hip stem. A Class II recall is defined as a situation in which the use of a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. To the extent a product has already been implanted, it cannot be recalled. The Company is subject to potential products liability claims for these products.

The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Violation of these laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. Civil penalties may also be imposed which exclude violators from participation in Medicare or state health programs. Regulators may challenge or review the Company’s current or future activities under these laws which would be costly and time consuming and could reduce cash flows and revenues.

Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. These laws prohibit, subject to specified exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The penalties for violating these laws include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.” The violation of these laws by the Company could result in significant fines or penalties and exclusion from participation in the Medicare and Medicaid programs.

The Company is required to obtain various licenses and permits from international governments and to comply with significant regulations that vary by country in order to market its products in international markets. In order to continue marketing its products in Europe after mid-1998, the Company was required to obtain ISO 9001 certification and receive “CE” mark certification, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the prerequisites for CE mark certification. The Company received both ISO 9001 and CE mark certification in May 1998, and is required to undergo an annual quality system audit to maintain its certification.

The Company is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and similar state and foreign agencies and authorities.

Environmental Law Compliance

The Company’s operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of the

Company’s manufacturing operations and these permits are subject to modification, renewal and revocation by the issuing authorities. The Company believes that its facilities are in substantial compliance with its permits and environmental laws and regulations and does not believe that future environmental compliance will have a material adverse effect on its business, financial condition or results of operations. The Company’s environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at its facilities. The Company could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which its wastes were transported.

Employees

As of December 31, 2003, the Company employed 154 full time employees. The Company has no union contracts and believes that its relationship with employees is good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of March 8, 2004, are as follows:

Name	Age	Position
William Petty, M.D	61	Chief Executive Officer, President, and Chairman of the Board

Gary J. Miller, Ph.D	56	Executive Vice President, Research and Development

David W. Petty	37	Executive Vice President, Sales and Marketing

Joel C. Phillips	36	Chief Financial Officer and Treasurer

Betty Petty	61	Vice President, Administration and Human Resources and Secretary

William Petty, M.D. was a founder of the Company. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President since January 2002. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota.

Gary J. Miller, Ph.D. was a founder and has been Executive Vice President, Research and Development of the Company since February 2000. He was Vice President, Research and Development from 1986 until 2000 and was a Director from March 1989 through May 2003. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine’s Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

David W. Petty has been Executive Vice President, Sales and Marketing since February 2000. He has been employed by the Company in successive capacities in the areas of Operations and Sales and Marketing for the past fifteen years, serving as Vice President, Operations from April 1991 until April 1993 and Vice President, Marketing from 1993 until 2000. He also served as a Director from March 1989 until March 1996 and again from January 2002 until May 2003. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

Joel C. Phillips, CPA has been Chief Financial Officer of the Company since July 1998 and Treasurer since March 1996. Mr. Phillips was Manager, Accounting and Management Information Systems at the Company from April 1993 to June 1998. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a Certified Public Accountant.

Betty Petty was a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of the Company since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2000. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty.

The Company’s officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

The Company’s Internet website address is www.exac.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. These reports may be found at http://www.exac.com/company3.htm by selecting the option entitled “SEC FILINGS”. The Company does not intend for information contained in its web site to be part of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The Company’s principal executive offices, research and development laboratories and manufacturing facility is a 76,000 square foot building on approximately eight acres of land owned by it in Gainesville, Florida. In 2003, the Company completed an expansion project to its principal facility by constructing a 37,000 square foot addition which is part of the 76,000 square foot complex. The Company leases a 9,500 square foot distribution facility in Gainesville, Florida. The lease has been renewed for a term of three years at an annual rate of $44,000, expiring July 31, 2006. The Company leases a 1,000 square foot office in Great Neck, New York. The lease is for a term of two and one half years at an annual rate of $25,000, expiring March 31, 2006. The Company owns approximately four and one half acres of land nearby to its existing facility in Gainesville, Florida for future expansion requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company had been a party to an arbitration proceeding with Regeneration Technologies, Inc. (“RTI”) with respect to its agreement with RTI for the distribution of a bone grafting material technology. On September 23, 2002, the Company settled the dispute with RTI and entered into a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The settlement agreement required RTI to pay the Company $1.5 million in damages in quarterly installments of $250,000 over a period of one and one-half years from the date of the agreement. Such payments were received by the Company from the third quarter of 2002 through the fourth quarter of 2003.

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

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company cannot provide assurance it will not face claims resulting in substantial liability for which the Company is not fully insured or that the Company will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company’s earnings and cash flows due the cost of defending itself against such a claim. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market. The share prices have been adjusted to reflect the two-for-one split of the Company’s Common Stock that was effective February 28, 2003:

	High	Low
2004
First Quarter (through March 8th)	$18.76	$14.61

2003
First Quarter	$12.47	$10.39
Second Quarter	16.30	12.09
Third Quarter	18.78	13.50
Fourth Quarter	17.55	14.08

2002
First Quarter	$9.25	$7.45
Second Quarter	9.88	7.50
Third Quarter	9.18	6.63
Fourth Quarter	11.79	8.75

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

As of March 8, 2004 the Company had approximately 225 shareholders of record. There are in excess of 2,550 beneficial owners of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,023	$7.42	1,079
Equity compensation plans not approved by security holders(1)	—	—	—

Total	1,023	$7.42	1,079

(1)	The 2003 Executive Incentive Compensation Plan approved by shareholders’ at the Annual Meeting on May 2, 2003, superceded and consolidated all of the Company’s existing incentive stock plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Statement of Income Data:	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Net sales	$71,255	$59,302	$46,599	$41,925	$32,954
Cost of goods sold	23,093	19,578	16,266	14,629	11,714
Gross profit	48,162	39,724	30,333	27,296	21,240
Operating expenses:
Sales and marketing	21,600	17,616	12,977	11,230	8,446
General and administrative	7,496	6,119	4,765	3,168	2,665
Research and development	3,748	2,803	2,210	2,138	1,621
Depreciation and amortization	3,516	2,954	2,650	2,154	1,680
Royalties	2,282	1,963	1,762	1,643	1,508
Total operating expenses	38,642	31,455	24,364	20,333	15,920
Income from operations	9,520	8,269	5,969	6,963	5,320
Other income (expense):
Interest expense, net	(160)	(149)	(391)	(288)	(137)
Litigation settlement, net of costs	1,000	438	—	—	—
Foreign currency exchange loss	(92)	(59)	—	—	—
Equity in net loss of other investments	(62)	(10)	(131)	—	—
Income before provision for income taxes	10,206	8,489	5,447	6,675	5,183
Provision for income taxes	3,705	3,168	1,987	2,495	2,016
Net income	6,501	5,321	3,460	4,180	3,167
Basic earnings per common share	$0.59	$0.49	$0.33	$0.41	$0.32
Diluted earnings per common share	$0.57	$0.48	$0.32	$0.39	$0.31

Balance Sheet Data:
(in thousands)	2003	2002	2001	2000	1999
Total current assets	$43,364	$37,489	$31,666	$29,473	$21,447
Total assets	70,338	56,766	47,478	44,549	34,609
Total current liabilities	9,742	6,545	5,330	8,193	3,595
Total long-term debt, net of current portion	6,499	4,313	3,000	3,300	3,600
Total liabilities	19,031	12,740	10,098	12,913	8,169
Total shareholders’ equity	51,307	44,026	37,380	31,636	26,440

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

Overview of the Company

The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation and supplies, as well as distributes services for biologic materials to hospitals and physicians in the United States and internationally. The Company’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of bone paste products processed for use in non-spinal musculoskeletal orthopaedic procedures has steadily increased as a percentage of the Company’s total revenues. This increase is likely to continue as the Company expands its current distribution from the introduction of new, advanced biologic materials and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the recently FDA approved InterSpace™ pre-formed cement hip spacer and the Link® S.T.A.R.™ ankle are expected to contribute to the Company’s anticipated revenue growth.

The Company’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning active knee and hip implant product lines and biologic services. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to the Company for its product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

In marketing its products, the Company uses a combination of traditional targeted media marketing and its primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, the Company’s marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with its organization of independent sales agencies in the United States and network of independent distributors internationally, the Company conducts this effort through continuing education forums, training programs and product development advisory panels.

Recent Events

In 2003, the Company augmented its growth strategy to supplement organic growth with an acquisition program. The Company continuously evaluates opportunities to improve its product lines and capabilities through a combination of product technology and asset acquisitions. As an initial implementation of this strategy, on October 30, 2003, for an investment of $1 million, the Company acquired a 16.7% minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement under which the Company purchased this minority interest, the Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years as well as provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million. The Company also entered into a Stockholders Agreement with Altiva and some stockholders of Altiva under the terms of which the Company was granted an option to purchase all of Altiva’s outstanding securities for a specified purchase price. See “Liquidity and Capital Resources”.

In 2002, the Company entered into a distribution agreement with Link, a German manufacturer of joint replacement systems, to distribute Link’s orthopaedic products in the United States. Link implants are complimentary to the Company’s total joint systems by addressing clinical indications outside the scope of the Company’s existing product designs.

Overview of 2003

The year 2003 was a year of progress and growth for the Company. Total revenue increased 20% from 2002. Gross profit margin, aided by expanded internal manufacturing capabilities which could be conducted at lower costs, increased to 67.6% in 2003 from 67.0% during 2002. Increases in operating expenses were driven by research and development expenditures, which increased 34% from 2002, as the Company continued to move new product development projects forward. Overall, operating expenses increased 23% from 2002, relatively on pace with sales growth. Income from operations posted solid growth, up 15% from 2002. In 2003, the Company recognized the final payments due under a settlement agreement with Regeneration Technologies, Inc. (“RTI”), contributing to other income equaling 1% of total net sales. Net income increased 22% from the prior year, equaling the same 9% of net sales achieved in 2002.

The balance sheet at the end of 2003 remained strong, enabling the Company to make several strategic investments in product line technologies, including a total shoulder system and entry into the spinal products market through its minority investment in Altiva Corporation. Working capital increased 9% to $33.6 million, and return on average shareholders’ equity increased to 13.6% in 2003, up from 13.1% in 2002. The Company’s operations continued to produce positive cash flow in 2003 of $8.4 million, down slightly from $8.6 million in the prior year, enabling the Company to invest in inventory for product line and distribution expansion.

The following table includes the net revenue and percentage of net sales for each of the Company’s product lines for the years ended December 31, 2003, 2002 and 2001:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001
Knee Implants	$41,273	57.9%	$33,576	56.6%	$28,214	60.5%
Hip Implants	14,904	20.9%	14,287	24.1%	10,433	22.4%
Tissue Services	9,685	13.6%	7,243	12.2%	5,252	11.3%
Other Products	5,393	7.6%	4,196	7.1%	2,700	5.8%

Total	$71,255	100.0%	$59,302	100.0%	$46,599	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2003 as compared to 2002, the dollar and percentage change from year to year and the percentage relationship to net sales (ii) items from the Statements of Income for the year ended December 31, 2002 as compared to 2001, the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2003 - 2002 Incr (decr)		2002 - 2001 Incr (decr)		% of Sales
	2003	2002	2001	$	%	$	%	2003	2002	2001
Net sales	71,255	59,302	46,599	11,953	20.2%	12,703	27.3%	100.0%	100.0%	100.0%
Cost of goods sold	23,093	19,578	16,266	3,515	18.0%	3,312	20.4%	32.4%	33.0%	34.9%

Gross profit	48,162	39,724	30,333	8,438	21.2%	9,391	31.0%	67.6%	67.0%	65.1%

Operating expenses:
Sales and marketing	21,600	17,616	12,977	3,984	22.6%	4,639	35.7%	30.3%	29.7%	27.8%
General and administrative	7,496	6,119	4,765	1,377	22.5%	1,354	28.4%	10.5%	10.3%	10.2%
Research and development	3,748	2,803	2,210	945	33.7%	593	26.8%	5.3%	4.7%	4.7%
Depreciation and amortization	3,516	2,954	2,650	562	19.0%	304	11.5%	4.9%	5.0%	5.7%
Royalties	2,282	1,963	1,762	319	16.3%	201	11.4%	3.2%	3.3%	3.8%

Total operating expenses	38,642	31,455	24,364	7,187	22.8%	7,091	29.1%	54.2%	53.0%	52.3%

Income from operations	9,520	8,269	5,969	1,251	15.1%	2,300	38.5%	13.4%	13.9%	12.8%
Other income (expenses), net	686	220	(522)	466	211.8%	742	-142.1%	1.0%	0.4%	-1.1%

Income before taxes	10,206	8,489	5,447	1,717	20.2%	3,042	55.8%	14.3%	14.3%	11.7%
Provision for income taxes	3,705	3,168	1,987	537	17.0%	1,181	59.4%	5.2%	5.3%	4.3%

Net income	6,501	5,321	3,460	1,180	22.2%	1,861	53.8%	9.1%	9.0%	7.4%

Net Sales Revenue

The increase in net sales revenue of 20% in 2003 from 2002 was primarily driven by strong growth in the Company’s knee implant product lines, both in the United States and internationally. During 2003, sales of knee implant products increased 23% in both the domestic and international markets. In the United States, the Company benefited from increased market share with its Optetrak® comprehensive knee system, coupled with increases in average selling prices in the range of 4% to 6%. Internationally, the Company expanded its distribution in existing markets as well as entered new markets with the addition of several new distributors in Europe, the Middle East and Asia. While the overall increase in 2003 sales of hip implant products of 4% was disappointing, international sales of this product line grew 67% from 2002, as existing and new distributors expanded their product offering with the Company’s AcuMatch® integrated hip systems. In the United States, sales of hip implants decreased 2% in 2003 from 2002, primarily due to the Company’s lack of an alternative acetabular bearing surface, like the ceramic to ceramic and metal to metal components that are gaining prominence in the industry. Looking forward, sales of hip implant products are anticipated to return to positive growth rates upon the release of a new press fit hip system currently scheduled for release in the second half of 2004. The increase in tissue services revenue of 34% in 2003 from 2002 resulted from expansion of the distribution channels along with expansion of the tissue service line to include Optefil® bone paste. Sales revenue from other product lines increased 29% during 2003 as compared to 2002, primarily from increased sales of surgical instruments to new international distributors, along with a 41% increase in sales of Cemex® bone cement as the Company achieved better market penetration in new and existing accounts.

During 2002, net sales revenue increased 27% from 2001, as the Company experienced sales growth in all of its major product lines. Worldwide sales of knee implant products increased 19% in 2002, as compared to 2001, while worldwide sales of hip implant products increased 37% during the same period. The growth in hip implant sales was fueled by the Company’s AcuMatch® M-Series modular hip system and the addition of the Link Orthopaedics hip products line in the United States, which contributed a growth rate of 42% from 2001. Revenue from tissue services increased 38% in 2002 from 2001 as the Company began to benefit from the settlement of its dispute with RTI and implementation of a newly expanded distribution agreement. Sales of other product lines increased 55% during 2002 when compared to 2001, as the Company realized incremental sales of the Link Orthopaedic products, including the Link® S.T.A.R.™ ankle.

Gross Profit

The improvement in the gross profit margin to 67.6% in 2003 from 67.0% in 2002 was due to the benefits of lower cost internally manufactured components along with the increase in average sales prices. The Company continued to expand the quantity of its joint replacement implant products it manufactures in its facility with the addition of a limited second shift and the recently completed expansion of its production facility. Looking forward, the Company expects to continue to increase the percentage of components manufactured internally by ramping up capacity with capital acquisitions and additional personnel. This increased production strategy is expected to increase the gross profit margin during 2004 in the range of 50 to 75 basis points.

The gross profit margin increase to 67.0% in 2002 from 65.1% in 2001 was also attributable to improved manufacturing efficiencies achieved through internal manufacturing processes and realization of one-time net revenue of approximately $1,127,000 on licensed tissue services distributed by RTI as part of the arbitration settlement agreement.

Operating Expenses

Sales and marketing expenses increased 23% in 2003 from 2002, primarily as a result of increases in variable selling costs associated with sales growth, such as commissions paid to the Company’s independent agents for servicing surgeon and hospital accounts. In addition to increases in variable expenses, the Company incurred expenses in connection with its collaboration with the Hospital for Special Surgery in New York City to host a continuing education conference for surgeons to address the challenges for improving the outcome for their patients with total joint arthroplasty (joint replacement). The 36% increase in sales and marketing expenses experienced in 2002 from 2001 were primarily attributable to increases in variable selling costs, marketing initiatives in the area of targeted market development campaigns, distribution network expansion efforts and the commencement of distribution of the Link Orthopaedics’ products in March 2002. The Company expects that sales and marketing expenses will remain in the range of 29% to 30% as a percentage of sales in 2004 as the Company continues many of its marketing programs.

The 23% increase in general and administrative expenses in 2003 from 2002 was primarily attributable to increases in the Company’s allowance for uncollectible accounts receivable, which increased 65%, as the Company implemented a more stringent collection policy and increases in product liability costs, which increased 124%. In 2004, the Company expects general and administrative expenses in the range of 9% to 10% of net sales, slightly lower than the prior three years, as comparative growth rates in product liability insurance and costs are anticipated to be lower. General and administrative expenses increased 28% in 2002 from 2001 primarily as a result of significant comparative increases in product liability insurance premiums over 2001 and costs associated with the initiation of distribution of the Link Orthopaedics products.

Research and development expenses increased 34% in 2003 from the prior year due to the Company’s continuing development efforts to bring new and advanced products to market. The Company’s primary development efforts have focused on product line expansion of its OpteTrak® knee system to include asymmetric (left and right) components, a new press fit hip stem system, a total shoulder system, and several advanced biologic based materials. Looking ahead, the Company expects similar increases in research and development expenses in 2004 to support the active projects in the pipeline for its knee, hip, shoulder, biologics and enhanced bearing surfaces technology. During 2002, research and development expenditures increased 27% from 2001 as a result of the efforts on new product technologies, product line extensions on the Company’s AcuMatch® integrated hip systems and clinical outcomes research.

Depreciation and amortization expenses increased 19% in 2003 when compared to 2002, as the Company invested $10.8 million in capital, including $2.6 million to expand its facility, $1.0 million to purchase manufacturing equipment and $3.0 million in surgical instrumentation. Capital expenditures in 2004 are anticipated to range from $7 million to $8 million to support new product launches and increased manufacturing capacity. In 2002, depreciation and amortization increased 12% from 2001, primarily from the acquisition of $3.2 million in surgical instrumentation.

During 2003, royalty expenses increased 16% from 2002, primarily due to the strong sales growth in the Company’s knee implant products. For 2004, royalty expenses are anticipated to be consistent with the prior year of 2003, as a percentage of sales. The increase of 11% in 2002 from 2001 was also driven by strong growth in sales of knee implant products. As a percentage of sales, royalty expenses were relatively unchanged from 2003 and 2002, but were lower than 2001 levels as a result of the expiration of certain royalty agreements on the Company’s knee implant products.

Income from Operations

Income from operations increased 15% in 2003 from 2002, as growth in operating expenses outpaced sales growth. Looking forward, the Company anticipates growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 13% to 15% of total net sales. The increase in income from operations in 2002 of 39% from 2001 resulted from strong sales growth, as well as production cost improvements.

Other Income and Expenses

Other income, net of other expenses, increased 212% primarily as a result of the final litigation settlement payments from RTI of $1.0 million. Due to its minority investment in Altiva Corporation, the Company expects other income, net of other expenses, for 2004 to be a net expense approximately equal to 1% of total net sales. In 2002, other income, due to the receipt of the initial litigation settlement payments received from RTI of $438,000, net of legal costs of $62,000, represented a decrease of 142% from a net expense in 2001.

Net Income

Income before provision for income taxes increased 20% in 2003 from 2002. The effective income tax rate for 2003 was 36.3%, as compared to 37.3% in 2002, as the Company realized the tax benefit of strong international sales growth, coupled with domestic sales growth in lower taxed states. In 2004, the Company expects an effective tax rate of approximately 37%. In contrast, the 37.3% effective tax rate in 2002 as compared to 36.5% in 2001, was the result of strong domestic sales growth, as a percentage of total sales, and reduction in the tax benefit of international sales.

As a result of the foregoing, the Company realized an increase in net income of 22% in 2003, representing 9.1% of sales and diluted earnings per share of $.57, as compared to 9.0% of sales and diluted earnings per share of $.48 in 2002. The 2002 net income increased 54% from 2001, which was 7.4% of net sales and diluted earnings per share of $.32.

Liquidity and Capital Resources

Historically, the Company has financed its operations through a combination of traditional,

commercial debt financing, sales of equity securities and cash flows from its operating activities. At December 31, 2003, the Company had working capital of $33.6 million, an increase of 9% from $30.9 million at the end of 2002. Working capital increased primarily as a result of the Company’s investment in inventory to support implant product line expansion and increased distribution of tissue services. The Company anticipates similar increases in inventory during 2004 as occurred in 2003 as it continues its efforts to expand its business through broader product offerings. The Company projects that cash flows from its operating activities and borrowing under its existing line of credit will be sufficient to meet is commitments and cash requirements in the following twelve months.

Operating Activities

Operating activities continued to provide net cash during 2003; however, the $8.4 million total for the year was a decrease of 3% from the $8.6 million of cash provided by operating activities during 2002, primarily as a result of the Company’s increased inventory balances. Looking forward, the Company anticipates the investment in inventory to continue, with expected inventory balances at the end of 2004 to be in the range of $28 million to $30 million, dependent upon the completion of active product development projects. Even though inventory balances increased, the Company’s inventory management efforts during the year resulted in average inventory turns of 1.03, up from .97 during 2002. Inventory turns are anticipated to decrease slightly in the following twelve months as a result of the anticipated inventory build.

As a result of the Company’s focus on account management efforts during 2003, total accounts receivable balances increased 7% from 2002, well below the net sales growth rate of 20%, contributing to the realization of positive cash flow from operating activities. During 2003, the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, decreased to 66 from 70 during 2002. The Company expects increases in accounts receivable during 2004 to be consistent with sales growth, and is not anticipating any significant changes in its credit terms.

During 2003, the Company increased its reserve for product liability claims and its commitment to acquire patented product technology, as reflected in the increase in other liabilities. While the timing and certainty of such claims is difficult to predict, the Company believes that its reserves are adequate and appropriately valued based on the best information available. The Company does not anticipate that future claims will have a material effect on the Company’s cash flows.

Investing Activities

Investing activities used $11.5 million in net cash during 2003 as the Company made significant investments in the expansion of its facility, surgical instrumentation, Altiva Corporation and the acquisition of patented product technologies. In 2003, investment in surgical instrumentation used cash of $3.0 million, while the expansion of the facility used cash of $2.6 million, along with $1.0 million in manufacturing equipment associated with the project. This use of cash represented an increase of 63% over 2002. The investment was consistent with management’s growth strategy and necessary to build the infrastructure to support the Company’s business moving forward. In 2004, investment in capital acquisitions is estimated to be in the range of $7 million to $8 million to support planned product introductions and manufacturing capacity increases.

Financing Activities

During 2003, financing activities provided net cash of $3.0 million to the Company from borrowing under its commercial loans for the expansion and equipping of its current facility. The facility expansion was completed in the second quarter of 2003; however, the equipping of the expanded manufacturing facility will continue into 2004 as the Company expects to invest between $1 million to $2 million in machinery to increase its internal manufacturing capacity. Based on outstanding options that will vest and become exercisable in 2004, cash provided by the issuance of common stock upon the exercise of options is anticipated to be in the range of $500,000 to $1.0 million.

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory (“credit line”). The credit line is limited to a maximum amount of $12,000,000. In addition to this maximum, the credit line may not exceed the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory

(excluding raw materials and work-in-process inventory) and 25% of inventory on consignment. The credit line expires June 30, 2004. The Company is currently reviewing a renewal of this line and expects to either renew or secure a similar line of credit facility. At December 31, 2003, the interest rate on the line of credit was 3.12%; however, there were no amounts outstanding under the line of credit. In 1998, the Company entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of the Company’s current facility. The balance due under the bond as of December 31, 2003 was $2.7 million and bears, as of that date, a variable rate of interest equal to 1.3%.

In November 2002, the Company entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the recently completed expansion of its corporate facility. At December 31, 2003, there was $4.0 million outstanding under this loan, representing the fully funded amount, including the final draw. During February 2003, the Company entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for its facility expansion. At December 31, 2003, $404,000 was outstanding under this loan and bears a variable rate of interest equal to 3.5%.

On October 30, 2003, the Company acquired for $1 million a 16.7% minority interest in Altiva Corporation. As part of the agreement under which the Company purchased this minority interest, the Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which are to be used for the acquisition of various spine and spine-related product lines. These loans will be convertible into shares of the capital stock of Altiva, and in the event that the Company loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, the Company will own a 54.5% interest in Altiva. In 2004, the Company expects to fund between $2 million to $4 million of loans in connection with this agreement, dependent upon the product line and technology acquisition opportunities available to Altiva. In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by Altiva’s receivables and inventory. The Company, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which the Company was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of the Company’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company was in compliance with such covenants at December 31, 2003, and anticipates that it will remain in compliance with these covenants during the following twelve months.

Contractual Obligations and Commercial Commitments

The following table indicates the Company’s contractual obligations at December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Industrial Revenue Bond	$2,700	$300	$500	$400	$1,500
Commercial construction loan	3,985	210	420	420	2,935
Commercial equipment loan	404	80	160	160	4
Facility leases	175	70	105	—	—
Purchase obligations	9,939	8,939	1,000	—	—

	$17,203	$9,599	$2,185	$980	$4,439

At December 31, 2003, the Company did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note 2 of Notes to Financial Statements included in this report. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, and accrued liabilities.

Allowance for Doubtful Accounts- The Company maintains an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect the Company’s future operating results due to increased expenses for the resulting uncollectible bad debt.

Excess and Obsolete Inventories- In the orthopaedic device industry, significant amounts of consigned inventory are typically utilized to meet the product needs of medical care providers. Since human anatomy differs, a wide variety of size options is necessary to meet the varying needs of patients undergoing musculoskeletal procedures. Although larger and smaller sizes may be infrequently used, inventories of all sizes must be available to meet the widest array of patient needs. In addition to large inventory requirements, the orthopaedic device industry is highly competitive with new products, raw materials and technologies being introduced continually, which may make obsolete existing product inventories. The Company makes estimates concerning the future use of these products and calculates a provision for excess and obsolete inventories. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory write-downs may be required which would affect future operating results due to increased costs from the resulting adjustment.

Intangible Assets- In assessing the value of the Company’s intangible assets, the Company must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, the Company may be required to record an impairment charge for these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company analyzes its intangible assets for impairment issues on an annual basis.

Accrued Liabilities- As a result of product liability and other claims, the Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate. There are various claims, lawsuits, and disputes with third parties, as well as pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to the Company, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.

Risk Factors

Although it is not possible to predict or identify all risk factors inherent in the Company’s business, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

•	The Company is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of the Company. A significant recall of one or more of the Company’s products could have a material adverse effect on the Company’s business and financial results. The Company cannot provide assurance that such clearances will be granted or that review by government authority will not involve delays that could materially adversely effect the Company’s revenues and earnings.

•	The Company faces uncertainty relating to the availability of third-party reimbursement for its products. The failure by physicians, hospitals and other users of the Company’s products to obtain sufficient reimbursement from health care payors for procedures in which the Company’s products are used or adverse changes in governmental and private payors’ policies toward reimbursement for such procedures would have a material adverse effect on the Company’s revenues and earnings.

•	The Company is required to incur significant expenditures of resources in order to maintain relatively high levels of inventory. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company’s earnings due to the resulting costs associated with the inventory write-down.

•	The Company conducts business in a highly competitive industry. The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network, and price. In addition, the Company faces competition for regional sales representatives within the medical community. The Company cannot provide assurance that it will be able to compete successfully.

•	The Company’s success is partially dependent upon its ability to successfully market new and improved products and the market acceptance of those products. The failure of its products to gain market acceptance would be likely to have a material adverse effect on its revenues and earnings. The Company cannot provide assurance that new or improved products will gain market acceptance.

•	The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Those regulators may challenge or review the Company’s current or future activities under these laws, which would be costly and time consuming, and could increase operating costs, reduce revenues and cash flows.

•	The Company holds patents on specific designs and processes and relies on trade secrets and proprietary know-how. The Company cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that those confidential or proprietary information agreements will not be breached, that the parties from whom the Company has licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that the Company’s trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

•	The Company must devote substantial resources to research and development. The Company cannot provide assurance that it will be successful in developing competitive new products and/or improving existing products so that its products remain competitive and avoid obsolescence.

•	The Company is subject to potential product liability risks, which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company cannot provide assurance it will not face claims resulting in substantial liability for which the Company is not fully insured or that the Company will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company’s earnings and cash flows due the cost of defending itself against such a claim.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2003, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2003 (in thousands, except percentages):

	2004	2005	2006	2007	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$2,494					$2,494
Weighted average interest rate	0.5%

Short-term money market at variable interest rate	$1,011					$1,011
Weighted average interest rate	1.1%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$300	$200	$200	$1,700	$2,700
Weighted average interest rate	1.2%

Commercial construction loan at variable interest rate	$210	$210	$210	$210	$3,145	$3,985
Weighted average interest rate	2.7%

Commercial equipment loan at variable interest rate	$80	$80	$80	$80	$84	$404
Weighted average interest rate	3.5%

The Company invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. In connection with some distribution agreements, the Company is subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. The Company does not invest in international currency derivatives. The U.S. dollar is considered the primary currency for the Company, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

  of Exactech, Inc.

Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

March 1, 2004

EXACTECH, INC.

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,506	$3,651
Trade receivables (net of allowance of $782 and $602)	13,577	12,686
Income taxes receivable	40	—
Prepaid expenses and other assets, net	938	750
Inventories	24,824	20,038
Deferred tax assets	479	364

Total current assets	43,364	37,489

PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	8,720	7,389
Surgical instruments	14,330	13,262
Furniture and fixtures	1,635	820
Facilities	7,968	3,597
Facilities expansion in progress	—	1,743

Total property and equipment	33,518	27,676
Accumulated depreciation	(11,117)	(9,826)

Net property and equipment	22,401	17,850

OTHER ASSETS:
Product licenses and designs, net	309	363
Deferred financing costs, net	138	164
Other investments	1,062	86
Advances and deposits	428	7
Patents and trademarks, net	2,636	807

Total other assets	4,573	1,427

TOTAL ASSETS	$70,338	$56,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,272	$3,758
Income taxes payable	—	343
Current portion of long-term debt	590	353
Commissions payable	1,540	1,150
Royalties payable	526	491
Other liabilities	1,814	450

Total current liabilities	9,742	6,545

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,790	1,882
Long-term debt, net of current portion	6,499	4,313

Total long-term liabilities	9,289	6,195

Total liabilities	19,031	12,740

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 11,018,779 and 10,901,780 shares issued and outstanding	110	109
Additional paid-in capital	21,149	20,370
Retained earnings	30,048	23,547

Total shareholders’ equity	51,307	44,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,338	$56,766

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2003	2002	2001
NET SALES	$71,255	$59,302	$46,599

COST OF GOODS SOLD	23,093	19,578	16,266

Gross profit	48,162	39,724	30,333

OPERATING EXPENSES:
Sales and marketing	21,600	17,616	12,977
General and administrative	7,496	6,119	4,765
Research and development	3,748	2,803	2,210
Depreciation and amortization	3,516	2,954	2,650
Royalties	2,282	1,963	1,762

Total operating expenses	38,642	31,455	24,364

INCOME FROM OPERATIONS	9,520	8,269	5,969

OTHER INCOME (EXPENSE):
Interest income	30	23	36
Litigation settlement, net of costs	1,000	438	—
Interest expense	(190)	(172)	(427)
Foreign currency exchange loss	(92)	(59)	—
Equity in net loss of other investments	(62)	(10)	(131)

Total other income (expense)	686	220	(522)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,206	8,489	5,447

PROVISION FOR INCOME TAXES:
Current	2,912	3,129	1,747
Deferred	793	39	240

Total provision for income taxes	3,705	3,168	1,987

NET INCOME	$6,501	$5,321	$3,460

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.49	$0.33

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.48	$0.32

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2000	10,204	$102	$16,768	$14,766	$31,636

Issuance of common stock	2	—	16		16
Exercise of stock options	274	3	1,045		1,048
Exercise of warrants	144	1	814		815
Issuance of common stock under the Company’s Employee Stock Purchase Plan	24	—	135		135
Compensation benefit of non-qualified stock options			9		9
Tax benefit from exercise of stock options			261		261
Net income				3,460	3,460

Balance, December 31, 2001	10,648	106	19,048	18,226	37,380

Exercise of stock options	240	2	1,019		1,021
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14	1	93		94
Compensation benefit of non-qualified stock options			9		9
Tax benefit from exercise of stock options			201		201
Net income				5,321	5,321

Balance, December 31, 2002	10,902	109	20,370	23,547	44,026

Exercise of stock options	98	1	393		394
Issuance of common stock under the Company’s Employee Stock Purchase Plan	19		169		169
Compensation benefit of non-qualified stock options			197		197
Tax benefit from exercise of stock options			20		20
Net income				6,501	6,501

Balance, December 31, 2003	11,019	$110	$21,149	$30,048	$51,307

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(IN THOUSANDS)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$6,501	$5,321	$3,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,802	3,215	2,843
Compensation benefit of non-qualified stock options	197	9	9
Loss on disposal of equipment	335	289	79
Foreign currency exchange loss	92	59	—
Equity in net loss of other investments	62	10	131
Tax benefit from exercise of stock options	20	201	261
Deferred income taxes	793	39	240
Increase in trade receivables	(891)	(2,183)	(1,447)
Increase in inventories	(4,786)	(440)	(200)
Increase in prepaids and other assets	(585)	(394)	(28)
Increase (decrease) in accounts payable	1,514	1,557	(1,081)
(Decrease) increase in income taxes payable	(383)	325	175
Increase in other liabilities	1,697	607	429

Net cash provided by operating activities	8,368	8,615	4,871

INVESTING ACTIVITIES:
Purchase of product licenses and designs	—	(150)	(25)
Proceeds from sale of property and equipment	236	—	12
Purchases of property and equipment	(8,553)	(6,440)	(3,615)
Other investments	(1,038)	(82)	(145)
Cost of patents and trademarks	(2,144)	(388)	(30)

Net cash used in investing activities	(11,499)	(7,060)	(3,803)

FINANCING ACTIVITIES:
Net payments on line of credit	—	(1,386)	(2,229)
Principal payments on debt	(353)	(300)	(300)
Proceeds from commercial construction loan	2,372	1,666	—
Proceeds from commercial equipment loan	404	—	—
Proceeds from issuance of common stock	563	1,115	2,014

Net cash provided by (used in) financing activities	2,986	1,095	(515)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(145)	2,650	553

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,651	1,001	448

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,506	$3,651	$1,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$124	$105	$331
Income taxes	3,251	2,804	1,466

See notes to financial statements

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip and ankle joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for musculoskeletal surgical procedures. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, the Company distributes its products in over twenty-four international markets through a network of independent distributors and in China through its joint venture.

In 2003, the Company acquired a 16.7% minority interest in Altiva Corporation, an early stage company building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal technologies, for an investment of $1 million. The Company accounts for its investment in Altiva utilizing the equity method.

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

	2003	2002
Raw materials	$1,618	$1,385
Work in process	263	242
Finished goods	22,943	18,411

	$24,824	$20,038

Property and Equipment- Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets ranging from five to thirty-nine years. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3,531,000, $3,096,000, and

$2,721,000, respectively. Maintenance and repairs are charged to expense. Certain instruments utilized in the surgical implant procedures are loaned to customers and are amortized over an estimated useful life of seven years.

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

Revenue Recognition- The Company provides inventories of its products to its United States sales agencies until sold or returned for use in marketing its products and filling customer orders. In the case of sales through such sales agencies, sales revenues are generally recognized when the product or service is implanted. International distributors typically purchase product inventory and instruments from the Company for their use in marketing and filling customer orders. Sales to such international distributors are recognized upon shipment of the product. Estimated costs of returns and allowances on sales to international distributors are accrued at the time products are shipped.

Product Licenses and Designs- Product licenses and designs of $631,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $322,000 and $268,000 at December 31, 2003 and 2002, respectively.

Deferred Financing Costs- Deferred financing costs of $214,000 and $223,000 are stated net of accumulated amortization of $76,000 and $59,000 at December 31, 2003 and 2002, respectively. These costs are amortized to interest expense over the expected life of the underlying debt.

Patents and Trademarks- Patents and trademarks of $3,179,000 and $1,176,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $543,000 and $369,000 at December 31, 2003 and 2002, respectively.

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

Options and Stock Awards- The Company accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. Option awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 9 – Common Shareholders’ Equity for additional information regarding the Company’s stock option awards.

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation for each of the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$6,501	$5,321	$3,460
Add: Stock-based compensation expense included in net income, net of tax	125	52	6
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(626)	(493)	(631)

Pro forma net income	$6,000	$4,880	$2,835

Earnings per share- basic
As reported	$0.59	$0.49	$0.33
Pro forma	0.55	0.45	0.27
Earnings per share- diluted
As reported	$0.57	$0.48	$0.32
Pro forma	0.52	0.44	0.26

Reclassifications- Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 presentation.

New Accounting Standards- In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Disposal Activities”. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 146 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2003, the Company had not entered into any guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003. The adoption of this interpretation has not had a material effect on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003.

The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of December 31, 2003, and as a result, does not anticipate any impact on the Company’s financial condition, results of operations or cash flows upon adoption on January 1, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard effective July 1, 2003. The adoption of this standard has not had a material effect on the Company’s financial condition, results of operations or cash flows.

3.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2003	2002	2001
Current:
Federal	$2,403	$2,504	$1,381
State	509	625	366

Total current	2,912	3,129	1,747

Deferred:
Federal	641	48	191
State	152	(9)	49

Total deferred	793	39	240

Total provision	$3,705	$3,168	$1,987

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	4.3%	4.8%	5.0%
R&D credit	-2.3%	-2.4%	-2.8%
Other	0.3%	0.9%	0.3%

	36.3%	37.3%	36.5%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Deferred tax liabilities:
Basis difference in property and equipment	$2,726	$1,866	$1,748
Basis difference in patents	64	16	20

Gross deferred tax liabilities	2,790	1,882	1,768

Deferred tax assets:
Capital loss carryover	—	82	82
Valuation allowance of capital loss carryover	—	(82)	(82)
Accrued liabilities not currently deductible	479	364	289

Gross deferred tax assets	479	364	289

Net deferred tax liabilities	$2,311	$1,518	$1,479

During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,000 which was available to offset future taxable capital gains. A valuation allowance was charged against this deferred tax asset for the years ended December 31, 2002 and 2001, assuming none of the loss would be realized. The Company did not achieve any benefit from the carryover before it expired December 31, 2003.

4.	DEBT

Long-term debt consists of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.30% as of December 31, 2003); proceeds used to finance construction of current facility	$2,700	$3,000
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR plus 1.5% (2.65% as of December 31, 2003); proceeds used to finance expansion of current facility	3,985	1,666
Commercial equipment loan payable in monthly principal installments of $6.7, beginning January 2004, plus interest based on adjustable rate as determined by one month LIBOR plus 1.75% with a minimum floor of 3.5% (3.5% as of December 31, 2003); proceeds used to finance equipment for facility expansion	404	—

Total long-term debt	7,089	4,666
Less current portion	(590)	(353)

	$6,499	$4,313

The following is a schedule of debt maturities as of December 31, 2003 (in thousands):

2004	$590
2005	590
2006	490
2007	490
2008	490
Thereafter	4,439

$7,089

Industrial Revenue Bond Note Payable

In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2003.

Commercial Construction Loan Payable

In September 2002, the Company entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of its existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2003. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Commercial Equipment Loan Payable

In February 2003, the Company entered into a commercial equipment loan with Compass Bank, providing for a loan to be used for the purchase of in connection with the expansion of its existing headquarters facility in Gainesville, Florida. The loan is secured by the purchased equipment. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. The Company was in compliance with all such covenants at December 31, 2003. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Line of Credit

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment or $12,000,000. The credit line expires June 30, 2004. As of December 31, 2003, the interest rate on the line of credit was 3.12%; however, there were no amounts outstanding under the line of credit.

5.	RELATED PARTY TRANSACTIONS

The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $966,000, $713,000 and $668,000 in 2003, 2002 and 2001, respectively.

The Company has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, the Company paid Dr. Burstein $165,000, $135,000 and $135,000 in 2003, 2002 and 2001, respectively, as compensation under the consulting agreement.

The Company has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During the years ended December 31, 2003, 2002 and 2001, the Company paid royalties aggregating $334,000, $274,000 and $242,000, respectively, pursuant to these consulting agreements.

6.	COMMITMENTS AND CONTINGENCIES

Litigation- The Company had been a party to an arbitration proceeding with Regeneration Technologies, Inc. (“RTI”) with respect to its agreement with RTI for the distribution of a bone grafting material technology. On September 23, 2002, the Company settled the dispute with RTI and entered into a new distribution agreement as exclusive distributor for bone paste products processed by RTI for non-spinal musculoskeletal orthopaedic procedures. The settlement agreement required RTI to pay the Company $1.5 million in damages in quarterly installments of $250,000 over a period of one and one-half years from the date of the agreement. Such payments were received by the Company from the third quarter of 2002 through the fourth quarter of 2003.

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

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company cannot provide assurance it will not face claims resulting in substantial liability for which the Company is not fully insured or that the Company will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company’s earnings and cash flows due the cost of defending itself against such a claim. The Company establishes accruals for losses that are deemed to be probable and subject to reasonable estimate.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments – At December 31, 2003, the Company had outstanding commitments for the purchase of inventory and raw materials of $5,681,000, along with commitments to purchase $4,258,000 of capital equipment and product licenses. At December 31, 2003, the Company had satisfied all of its outstanding purchase commitments associated with certain distribution agreements. Purchases under the distribution agreements were $7,891,000, $1,769,000, and $246,000 in 2003, 2002, and 2001, respectively.

Financing Commitments – The Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which are to be used for the acquisition of various spine and spine-related product lines. These loans will be convertible into shares of the capital stock of Altiva, and in the event that the Company loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, the Company will own a 54.5% interest in Altiva. In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by Altiva’s receivables and inventory. The Company, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which the Company was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of the Company’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million.

7.	SEGMENT INFORMATION

The Company reports segment information by its major product lines: knee products, hip products, tissue services, and other products. The “other products” segment includes minor sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other minor implant product lines like the Link® S.T.A.R.™ ankle. The Company evaluates the performance of its operating segments based on income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.

Total assets not identified with a specific segment (in thousands of dollars) were $34,286,

$27,640 and $19,431 at December 31, 2003, 2002 and 2001, respectively. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets. During each of the years ended December 31, 2003, 2002 and 2001, the Company invested (in thousands of dollars) $2,380, $3,547 and $1,128, respectively, on non-segment specific capital expenditures.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee Implants	Hip Implants	Tissue Services	Other Products	Total
2003
Net Sales	$41,273	$14,904	$9,685	$5,393	$71,255
Segment income (loss) from operations	7,196	1,678	1,145	(499)	9,520
Total assets, net	18,935	13,486	2,485	1,146	36,052
Capital expenditures	4,867	1,756	1,603	(47)	8,179
Depreciation and amortization	1,907	1,058	283	268	3,516

2002
Net Sales	$33,576	$14,287	$7,243	$4,196	$59,302
Segment income (loss) from operations	4,794	2,271	1,503	(299)	8,269
Total assets, net	14,917	11,610	1,168	1,431	29,126
Capital expenditures	661	923	816	881	3,281
Depreciation and amortization	1,603	992	193	166	2,954

2001
Net Sales	$28,214	$10,433	$5,252	$2,700	$46,599
Segment income (loss) from operations	3,606	1,566	917	(120)	5,969
Total assets, net	15,570	10,848	927	702	28,047
Capital expenditures	(433)	3,105	(261)	106	2,517
Depreciation and amortization	1,525	875	127	123	2,650

Major Customer and International Operations

During the years ended December 31, 2003, 2002 and 2001, approximately 3%, 4% and 4%, respectively, of the Company’s sales were derived from a major hospital customer. During each of the years ended December 31, 2003, 2002, and 2001, the Company’s Spanish distributor accounted for approximately 8%, 8% and 9%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2003	2002	2001
Domestic sales revenue	$58,360	$49,861	$38,208
Sales revenue from Spain	5,628	4,838	4,260
Other international sales revenue	7,267	4,603	4,131

Total sales revenue	$71,255	$59,302	$46,599

8.	PENSION PLAN

The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2003, 2002 and 2001 were $196,000, $151,000 and $117,000, respectively.

9.	COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2003			2002			2001
	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
Net income	$6,501			$5,321			$3,460

Basic EPS:
Net income	$6,501	10,975	$0.59	$5,321	10,777	$0.49	$3,460	10,477	$0.33

Effect of dilutive securities:
Stock options		496			315			349
Warrants		—			—			11

Diluted EPS:
Net income plus assumed conversions	$6,501	11,471	$0.57	$5,321	11,092	$0.48	$3,460	10,837	$0.32

For the year ended December 31, 2003, options to purchase 93,000 shares of common stock at prices ranging from $14.46 to $17.15 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2002, options to purchase 226,826 shares of common stock at a prices ranging from $9.08 to $11.30 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. For the year ended December 31, 2001, options to purchase 232,076 shares of common stock at prices ranging from $7.31 to $9.41 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Stock Options:

A summary of the status of fixed stock option grants under the Company’s stock-based compensation plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,007,600	$6.24	1,062,310	$5.29	1,273,022	$4.78
Granted	150,000	13.75	206,000	8.41	87,250	7.93
Exercised	(97,574)	4.04	(240,150)	3.94	(273,082)	3.84
Expired	(37,000)	9.74	(20,560)	5.73	(24,880)	4.56

Outstanding - December 31	1,023,026	7.42	1,007,600	6.24	1,062,310	5.29

Options exercisable at year end	715,906	$5.96	753,875	$5.59	938,130	$5.10

Weighted average fair value per share of options granted during the year		$11.00		$5.85		$6.27

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.34 - 3.88	77,180	77,180	2.75
4.00 - 4.00	248,200	248,200	2.41
5.31 - 6.13	130,660	123,970	2.72
6.41 - 7.58	152,750	62,200	6.05
7.88 - 9.08	96,050	53,700	7.61
9.41 - 9.41	152,186	146,656	6.95
10.45 - 14.46	162,000	4,000	7.25
16.69 - 17.15	4,000	—	9.80

Total	1,023,026	715,906	4.98

Remaining non-exercisable options at December 31, 2003 become exercisable as follows:

2004	88,563
2005	80,863
2006	77,694
2007	40,800
2008	19,200

307,120

Outstanding options, consisting of ten-year incentive stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 66, 66 and 70 percent, risk-free interest rates of 4.2, 3.8 and 5.1 percent, and expected lives of 5, 5 and 5 years.

Employee Stock Purchase Plan:

The Company sponsors an Employee Stock Purchase Plan which allows participants to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. This plan became effective July 1, 1999. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 19,429, 14,012 and 23,600 shares in the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-based Compensation Awards:

The Company sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. During 2003, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of the Company’s common stock, as discussed herein.

10.	OPERATING LEASES

In June 2003, the Company renewed its operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, which serves as the Company’s Distribution Center and warehouse. The renewal term of the lease is for a period of three years, commencing August 1, 2003.

In July 2003, the Company entered into an operating lease for an approximately 1,000 square foot office facility in Great Neck, New York, to serve as the Company’s operations office for the metropolitan New York and surrounding area. The initial term of the lease is for a period of two and one half years, commencing October 1, 2003.

Rent expense associated with operating leases was $58,000, $73,000 and $45,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2003 (in thousands):

Year Ending December 31,
2004	$71
2005	72
2006	33

$176

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2003
Net sales	$18,007	$17,761	$17,017	$18,470	$71,255
Gross profit	12,167	11,756	11,567	12,672	48,162
Net income	1,578	1,633	1,536	1,754	6,501
Basic EPS	0.14	0.15	0.14	0.16	0.59
Diluted EPS	0.14	0.14	0.13	0.15	0.57

2002
Net sales	$13,755	$14,980	$14,523	$16,044	$59,302
Gross profit	8,865	10,203	9,863	10,793	39,724
Net income	1,201	1,201	1,344	1,575	5,321
Basic EPS	0.11	0.11	0.12	0.14	0.49
Diluted EPS	0.11	0.11	0.12	0.14	0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- There have been no significant changes in the Company’s internal controls over financial reporting or in other factors during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Management” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees and costs billed to us by Deloitte & Touche LLP, our principal accountant, for the fiscal years ended December 31, 2003 and 2002, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $77,941, as compared to $76,757 for the fiscal year ended December 31, 2002.

Audit Related Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the review and discussion of the appropriate accounting treatment related to the Company’s acquisition of a minority interest in Altiva Corporation for the fiscal year ended December 31, 2003 were $5,390 as compared to $4,300 for audit related services for the fiscal year ended December 31, 2003.

Tax Fees

Deloitte & Touche LLP did not provide professional tax services for the fiscal year ended December 31, 2003, as compared to fees billed of $4,500 for professional tax services rendered for the year ended December 31, 2002.

All Other Fees

For the fiscal year ended December 31, 2003, the Company paid Deloitte & Touche LLP $7,800 tuition for workshops related to compliance with requirements of the Sarbanes-Oxley Act of 2002 concerning internal controls over financial reporting. There were no fees for other services paid to Deloitte & Touche LLP during the fiscal year ended December 31, 2002.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s charter provides the Audit Committee has authority to pre-approve all audit and allowable non-audit services to be provided to the Company by its outside auditors.

In its performance of these responsibilities, prior approval of some non-audit services is not required if:

(i) these services involve no more than 5% of the revenues paid by the Company to the auditors during the fiscal year;

(ii) these services were not recognized by the Company to be non-audit services at the time of the audit engagement, and

(iii) these services are promptly brought to the attention of the Audit Committee and are approved by the Audit Committee prior to completion of the audit for that fiscal year.

The Audit Committee is permitted to delegate the responsibility to pre-approve audit and non-audit services to one or more members of the Audit Committee so long as any decision made by that member or members is presented to the full Audit Committee at its next regularly scheduled meeting.

The Audit Committee has considered the compatibility of the provision of services covered by the preceding paragraphs with the maintenance of the principal accountant’s independence from us and has determined that the provision of these services is not incompatible with the maintenance of the requisite independence.

The Audit Committee annually reviews the performance of the independent auditors and the fees charged for their services.

PART IV

OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Reports on Form 8-K

A report on Form 8-K, dated December 19, 2003, reporting under Item 5, Other Events, the issuance by the Company of a press release announcing the decision of its Board of Directors to adopt a Common Stock Purchase Rights Agreement.

A report on Form 8-K, dated February 11, 2004, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the quarter and year ended December 31, 2003.

(c)	Exhibits:

Exhibit	Description
3.1	Registrant’s Articles of Incorporation, as amended(1)(11)

3.2	Registrant’s Bylaws(1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.3	Form of Underwriter’s Warrant(1)

4.4	Specimen Series A Preferred Stock Certificate(1)

4.5	Specimen Series B Preferred Stock Certificate(l)

4.6	Specimen Series C Preferred Stock Certificate(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(13)

10.1	Registrant’s Employee Stock Option and Incentive Plan, as amended(1) (2)

10.2	Registrant’s Directors’ Stock Option Plan(1) (2)

10.3	Form of Indemnification Agreement between the Registrant and each of the Registrant’s Directors and Executive Officers(1)

10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) (2)

10.5	Form of Employment Agreement between the Registrant and Timothy J. Seese(1) (2)

10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) (2)

10.7	Working Capital Management Account Term Loan and Security Agreement, dated as of June 23, 1995, as amended, between the Registrant and Merrill Lynch Business Financial Services(1)

10.8	Collateral Installment Note, dated as of June 23, 1995, executed by the Registrant in favor of Merrill Lynch Business Financial Services(1)

10.9	Unconditional Guaranty executed by William Petty, M.D. in favor of Merrill Lynch Business Financial Services(1)

10.11	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Alan Chervitz and related Registration Rights Agreement dated April 18, 1995(1)

10.12	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and E. Marlowe Goble and related Registration Rights Agreement dated April 18, 1995(1)

10.13	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and Marc Richman and related Registration Rights Agreement dated April 18, 1995(1)

10.14	Subordinated Convertible Debenture Agreement, dated April 18, 1995, between the Registrant and David P. Luman and related Registration Rights Agreement dated April 18, 1995(1)

10.15	Subordinated Convertible Debenture Agreement, dated May 2, 1995, between the Registrant and Donna C. Phillips and related Registration Rights Agreement dated May 2, 1995(1)

10.16	Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Peggy S. Wolfe and related Registration Rights Agreement dated April 22, 1995(1)

10.16	Subordinated Convertible Debenture Agreement, dated April 22, 1995, between the Registrant and Joaquin J. Diaz and related Registration Rights Agreement dated April 22, 1995(1)

10.17	Letter Agreement, dated December 28, 1992, between the Registrant and Michael Kearney, M.D. regarding purchase of 8% debentures and warrants(1)

10.18	Letter Agreement, dated December 28, 1992, between the Registrant and R. Wynn Kearney, M.D. regarding purchase of 8% debentures and warrants(1)

10.19	First Mortgage Deed and Promissory Note, each dated September 27, 1994, executed by the Registrant in favor of American National Bank of Florida(1)

10.20	Shareholders’ Agreement, dated July 19, 1995, between the Registrant and Edoardo Caminita in connection with the formation of Techmed S.p.A.(1)

10.21	Small Business Cooperative Research and Development Agreement, dated December 31, 1995, between the Registrant and The Regents for the University of California, Lawrence Livermore National Laboratory(1)

10.22	Business Lease, dated July 1, 1995, between the Registrant and BCB Partnership(1)

10.23	Consulting Agreement, dated January 1, 1993, between the Registrant and Ivan Gradisar, Jr., M.D.(1)

10.24	Consulting Agreement, dated January 1, 1993, between the Registrant and William Murray, M.D.(1)

10.25	Consulting Agreement, dated March 1, 1993, between the Registrant and Edmund Chao, Ph.D.(1)

10.26	Consulting Agreement, dated January 1, 1993, between the Registrant and William Petty, M.D.(1)

10.27	Consulting Agreement, dated January 1, 1993, between the Registrant and Gary J. Miller, Ph.D.(1)

10.28	Consulting Agreement, dated as of November 1, 1993, between the Registrant and Virginia Mason Clinic (regarding Raymond P. Robinson, M.D.)(1)

10.29	Manufacturers Representative Agreement, dated January 1, 1996, between the Registrant and Prince Medical, Inc.(1)

10.30	Distribution Agreement, dated as of January 1, 1996, between the Registrant and Precision Instruments, Inc.(1)

10.31	Manufacturers Representative Agreement, dated January 31, 1996, between the Registrant and Futur-Tek, Inc.(1)

10.32	Distribution Agreement, dated October 5, 1995, between the Registrant and Techmed S.p.A.(1)

10.33	Distribution Agreement, dated January 1, 1994, between the Registrant and Akaway Medical Co., Ltd.(1)

10.34	Distribution Agreement between the Registrant and MBA Del Principado, S.p.A.(1)

10.35	Distribution Agreement, dated February 1, 1993, between the Registrant and Yu Han Meditech(1)

10.36	Distribution Agreement, dated October 31, 1995, between the Registrant and Buro Ortopedik-Thbbi Malzemeler Ithalat Ihracat Tic. Ltd. (1)

10.37	Technology License Agreement, dated as of August 5, 1991, between the Registrant and Accumed, Inc.(1)

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

10.41	Assignment of Patent, dated November 20, 1995, executed by Phillip H. Cripe in favor of the Registrant(1)

10.42	United States Patent No.5,190,549 for Locking Surgical Tool Handle System dated March 2, 1993(1)

10.43	United States Patent No.5,190,550 for Locking Surgical Tool Handle System dated March 2, 1993(1)

10.44	Assignment, dated July 28, 1990, of Locking Surgical Tool Handle System patent(1)

10.45	United States Patent No.5,263,988 for Bipolar Endoprosthesis dated November 23, 1993(1)

10.46	United States Patent No.5,152,799 for Prosthetic Femoral Stem dated October 6, 1992(1)

10.47	Assignment, dated October 31, 1991, of Femoral Stem patent(1)

10.48	Application for United States Patent for an Improved Intramedullary Alignment Guide(1)

10.49	Application for United States Patent for Hole Caps for Prosthetic Implants(1)

10.50	Tolling Agreement, dated April 3, 1995, between the Registrant and Joint Medical Products Corporation(1)

10.51	Patent Agreement, dated October 9, 1995, between the Registrant and Phillip H. Cripe(1)

10.52	Letter Agreements dated March 8, 1993 and April 13, 1993 between the Registrant and Ridgeway Construction(1)

10.53	Letter Agreements dated April 12, 1993 between the Registrant and Bosshardt Realty Services, Inc.(1)

10.54	Copyright Assignment and Consulting Agreement, effective as of April 12, 1993, by and between Walter Reid and the Registrant(1)

10.55	Letter agreement, dated November 30, 1993, between the Registrant and Associated Business Consultants, Inc.(1)

10.56	Letter agreements, dated February 23, 1996, between Merrill Lynch Business Financial Services Inc. and the Registrant(1)

10.57	Consulting Agreement dated as of June 1, 1993 between the Registrant and Kim Jun -Man(1)

10.58	Consulting Agreement. dated as of January 1, 1993 between the Registrant and Professors Luis Lopez Duran and Fernando Marco(1)

10.59	Merrill Lynch WCMA line of credit extension dated July 29, 1996(3)

10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(4)

10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(4)

10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(4)

10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(4)

10.64	Settlement agreement between Biomet, Inc., Ella K. Jirka & Associates, Richard A. Bland, N.W. Medical Products, Inc. and the Registrant dated February 9, 1998(4)

10.65	Letter Agreement dated June 18, 1998, between Merrill Lynch Business Financial Services Inc. and the Registrant(5)

10.66	Letter Agreement dated June 22, 2000, between Merrill Lynch Business Financial Services Inc. and the Registrant (6)

10.67	Distribution Agreement, dated September 11, 2000, between aap Implantate, AG, aap Implants, Inc. and the Registrant(6)

10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(7)

10.69	Letter Agreement dated March 2, 2001, between Merrill Lynch Business Financial Services Inc. and the Registrant(8)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(9)

10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(10)

10.72	Securities Purchase Agreement, dated October 29, 2003, by and between Exactech, Inc. and Altiva Corporation(12)

21.1	Subsidiary of the Registrant(1)

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Management contract or compensation plan.
(3)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(4)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(5)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(7)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(8)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(9)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Incorporated by reference to Appendix A filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(11)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.
(12)	Incorporated by reference to exhibit 2 filed with the Registrants’ Report on Form 8-K, dated October 30, 2003.
(13)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 2003.

(d)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2003

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2001	$381	$61	$(69)	$373
2002	$373	$309	$(80)	$602
2003	$602	$509	$(329)	$782

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 8, 2004	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2004	By:	/s/ William Petty
William Petty
Chief Executive Officer (principal executive officer), President and Chairman of the Board

March 8, 2004	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer

March 8, 2004	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 8, 2004	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 8, 2004	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 8, 2004	By:	/s/ William B. Locander
William B. Locander
Director