Form 10-Q
period 2004-03-31
EXACTECH INC
filed 2004-05-10
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004
Common Stock, $.01 par value	11,107,071

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,923	$3,506
Trade receivables, net of allowance of $605 and $782	16,031	13,577
Income taxes receivable	—	40
Prepaid expenses and other assets, net	1,692	938
Inventories	25,757	24,824
Deferred tax assets	523	479

Total current assets	45,926	43,364

PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	9,773	8,720
Surgical instruments	15,155	14,330
Furniture and fixtures	1,701	1,635
Facilities	7,998	7,968

Total property and equipment	35,492	33,518
Accumulated depreciation	(11,948)	(11,117)

Net property and equipment	23,544	22,401

OTHER ASSETS:
Product licenses and designs, net	300	309
Deferred financing costs, net	140	138
Other investments	1,027	1,062
Advances and deposits	633	428
Patents and trademarks, net	2,592	2,636

Total other assets	4,692	4,573

TOTAL ASSETS	$74,162	$70,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,537	$5,272
Income taxes payable	547	—
Current portion of long-term debt	815	590
Commissions payable	1,596	1,540
Royalties payable	661	526
Other liabilities	1,307	1,814

Total current liabilities	10,463	9,742

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,981	2,790
Long-term debt, net of current portion	7,317	6,499

Total long-term liabilities	10,298	9,289

Total liabilities	20,761	19,031

SHAREHOLDERS’ EQUITY:
Common stock	110	110
Additional paid-in capital	21,352	21,149
Retained earnings	31,939	30,048

Total shareholders’ equity	53,401	51,307

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,162	$70,338

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2004	2003
NET SALES	$20,977	$18,007

COST OF GOODS SOLD	6,952	5,840

Gross profit	14,025	12,167

OPERATING EXPENSES:
Sales and marketing	6,088	5,438
General and administrative	2,285	2,052
Research and development	1,061	1,025
Depreciation and amortization	949	787
Royalties	620	640

Total operating expenses	11,003	9,942

INCOME FROM OPERATIONS	3,022	2,225

OTHER INCOME (EXPENSE):
Interest income	6	11
Litigation settlement, net of costs	—	250
Interest expense	(57)	(40)
Foreign currency exchange gain	40	6
Equity in net loss of other investments	(102)	(10)

INCOME BEFORE INCOME TAXES	2,909	2,442

PROVISION FOR INCOME TAXES	1,018	864

NET INCOME	$1,891	$1,578

BASIC EARNINGS PER SHARE	$0.17	$0.14

DILUTED EARNINGS PER SHARE	$0.16	$0.14

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	11,019	$110	$21,149	$30,048	$51,307

Exercise of stock options	15		78		78
Issuance of common stock under the Company’s Employee Stock Purchase Plan	4		56		56
Compensation benefit of non-qualified stock options			69		69
Net income				1,891	1,891

Balance, March 31, 2004	11,038	$110	$21,352	$31,939	$53,401

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,891	$1,578
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,050	851
Compensation benefit on non-qualified stock options	69	50
Loss (gain) on disposal of equipment	42	(59)
Foreign currency exchange gain	(40)	(6)
Equity in net loss of other investments	102	10
Deferred income taxes	147	309
Increase in trade receivables	(2,454)	(1,442)
Increase in inventories	(933)	(325)
Increase in prepaids and other assets	(961)	(831)
Increase in accounts payable	305	339
Increase in income taxes payable	587	269
(Decrease) increase in other liabilities	(316)	747

Net cash (used in) provided by operating activities	(511)	1,490

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	8	84
Purchases of property and equipment	(2,179)	(2,238)
Other investments	(67)	—
Cost of patents and trademarks	(11)	(550)

Net cash used in investing activities	(2,249)	(2,704)

FINANCING ACTIVITIES:
Principal payments on debt	(53)	—
Proceeds from commercial construction loan	—	791
Proceeds from commercial equipment loan	1,096	—
Proceeds from issuance of common stock	134	225

Net cash provided by financing activities	1,177	1,016

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,583)	(198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,506	3,651

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,923	$3,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$39	$21
Income taxes	269	285

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. OPTIONS AND STOCK AWARDS

Exactech accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of Exactech’s stock on the date of grant. Option awards typically vest in equal increments over a five year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years.

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in Statement of Financial Accounting Standards (“SFAS”) No. 123 for each of the three month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	2004	2003
Net income, as reported	$1,891	$1,578
Add: Stock-based compensation expense included in net income, net of tax	35	32
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(122)	(159)

Pro forma net income	$1,804	$1,452

Earnings per share- basic
As reported	$0.17	$0.14
Pro forma	0.16	0.13

Earnings per share- diluted
As reported	$0.16	$0.14
Pro forma	0.15	0.13

3. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of March 31, 2004, and as a result, the adoption of FIN 46R on January 1, 2004 did not have an impact on the Company’s financial condition, results of operations or cash flows.

4. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implant inventory provided to customers and agents. Exactech provides significant amounts of loaned implant inventory to non-distributor customers. The Company’s accounting policies provide for write downs to its inventory, as necessary, based on excess and obsolete inventory. This impairment write down establishes a new cost basis for such inventory and is not subsequently recovered through income. The following table summarizes the Company’s classifications of inventory as of March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Raw materials	$1,129	$1,618
Work in process	309	263
Finished goods	24,319	22,943

	$25,757	$24,824

5. DEBT

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2003-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.11% as of March 31, 2004); proceeds used to finance construction of current facility	$2,700	$2,700

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR plus 1.5% (2.59% as of March 31, 2004); proceeds used to finance expansion of current facility	3,932	3,985

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR plus 1.75% with a minimum floor of 3.5% (3.5% as of March 31, 2004); proceeds used to finance equipment for facility expansion	1,500	404

Total long-term debt	8,132	7,089
Less current portion	(815)	(590)

	$7,317	$6,499

The following is a schedule of debt maturities as of March 31, 2004 (in thousands):

2004	$815
2005	815
2006	815
2007	815
2008	715
Thereafter	4,157

$8,132

6. COMMITMENTS AND CONTINGENCIES

Litigation

Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against Exactech and one of Exactech’s employees. The complaint sought damages in an undisclosed amount alleging that Exactech’s employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that Exactech is liable for tortious interference with that agreement. This complaint was dismissed with prejudice by the court on April 28, 2004, pending finalization of a proposed settlement agreement between the Parties.

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company cannot provide assurance that it will not face claims resulting in substantial liability for which it is not fully insured or that it will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against Exactech of sufficient magnitude could have a material adverse effect on its earnings and cash flows due to the cost of defending ourselves against such a claim. We establish accruals for losses that are deemed to be probable and subject to reasonable estimation.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At March 31, 2004, Exactech had outstanding commitments for the purchase of inventory and raw materials of $3,581,000, along with commitments to purchase $2,255,000 of capital equipment and product licenses. At March 31, 2004, Exactech had purchase commitments associated with certain distribution agreements of $4,813,000 throughout the remaining two year term of the agreements.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million for a period of five years, the proceeds of which are to be used for the acquisition of various spine and spine-related product lines. As of March 31, 2004, no loans had been extended to Altiva by Exactech under this commitment, although we expect to begin providing funding to Altiva during the second quarter ending June 30, 2004. These loans will be convertible into shares of the capital stock of Altiva, and in the event that Exactech loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech had committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by Altiva’s receivables and inventory. Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which Exactech was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million.

7. SEGMENT INFORMATION

The Company reports segment information by its major product lines: knee products, hip products, tissue services, and other products. The “other products” segment includes minor sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other minor implant product lines like the Link® S.T.A.R.™ ankle. The Company evaluates the performance of its operating segments based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended March 31:
2004
Net sales	$12,836	$4,197	$2,583	$1,361	$20,977
Segment income (loss) from operations	2,478	660	99	(215)	3,022

2003
Net sales	$10,625	$3,657	$2,242	$1,483	$18,007
Segment income (loss) from operations	1,706	503	450	(434)	2,225

Segment assets are summarized in the following table. Capitalized surgical instruments are reported as assets of the segment associated with the appropriate implant product line supported by those assets:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
March 31, 2004
Total assets, net	$20,930	$13,495	$2,086	$1,442	$37,953

December 31, 2003
Total assets, net	$18,935	$13,486	$2,485	$1,146	$36,052

Total assets not identified with a specific segment (in thousands of dollars) were $36,209 at March 31, 2004 and $34,286 at December 31, 2003. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets. During the three month periods ended March 31, 2004 and 2003, Exactech invested (in thousands of dollars) $202 and $426 respectively, on non-segment specific capital expenditures.

Geographic distribution of sales is summarized in the following table:

Three months ended March 31,	2004	2003
Domestic sales revenue	$17,160	$14,297
Sales revenue from Spain	1,605	1,647
Other international sales revenue	2,212	2,063

Total sales revenue	$20,977	$18,007

8. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$1,891			$1,578

Basic EPS:
Net income available to common shareholders	$1,891	11,025	$0.17	$1,578	10,933	$0.14

Effect of dilutive securities:
Stock options		811			420

Diluted EPS:
Net income available to common shareholders
plus assumed conversions	$1,891	11,836	$0.16	$1,578	11,353	$0.14

At March 31, 2004, there were 1,012,526 options to purchase shares of common stock at prices ranging from $3.34 to $17.15 per share outstanding. For the three months ended March 31, 2004, there were 4,000 options at exercise prices ranging from $16.69 to $17.15 per share excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. At March 31, 2003, there were 980,700 options to purchase shares of common stock at prices ranging from $3.34 to $12.13 per share outstanding. For the three months ended March 31, 2003, there were 49,000 options at an exercise price of $12.13 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation and supplies, as well as distributes services for biologic materials to hospitals and physicians in the United States and internationally. Our revenues are primarily derived from sales of our knee and hip joint replacement systems; however, revenues from worldwide distribution of bone paste products processed for use in non-spinal musculoskeletal orthopaedic procedures have steadily increased as a percentage of our total revenues. This increase is likely to continue as Exactech expands its current distribution from the introduction of new, advanced biologic materials and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed cement hip spacer and the Link® S.T.A.R.™ ankle, are expected to contribute to our anticipated revenue growth. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Exactech, Inc.

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning active knee and hip implant product lines and biologic services. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to us for our product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

In marketing our products, Exactech uses a combination of traditional targeted media marketing and our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, Exactech’s marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors internationally, we conduct this effort through continuing education forums, training programs and product development advisory panels.

Overview of the Three Months Ended March 31, 2004

During the first quarter ended March 31, 2004, we continued to experience top line sales growth, as worldwide revenue increased 16% from the quarter ended March 31, 2003. Gross margins decreased slightly to 66.9% from 67.6% as inventory allowances were up due to planned increased inventory levels. Operating expenses increased at a lower rate than sales, up 11% from the prior year’s quarter ended March 31, 2003. Income from operations increased 36% over the comparable quarter last year. As a result, we realized an increase in net income of 20%.

The balance sheet reflected a commitment to invest in our growth. During the quarter ended March 31, 2004, we placed $2.2 million in property and equipment, primarily production equipment and surgical instrumentation, in service. Return on average equity increased to 14.5% for the quarter ended March 31, 2004. As expected, our investment in inventory and payment of product liability insurance premiums were the primary contributing factors to negative cash flows from operations of $511,000.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three month periods ended March 31, 2004 and March 31, 2003:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended
	March 31, 2004		March 31, 2003
Knee Implants	$12,836	61.2%	$10,625	59.0%
Hip Implants	4,197	20.0%	3,657	20.3%
Tissue Services	2,583	12.3%	2,242	12.5%
Other Products	1,361	6.5%	1,483	8.2%

Total	$20,977	100.0%	$18,007	100.0%

The following table includes items from the Condensed Statements of Income for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, the dollar and percentage change from quarterly period to quarterly period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2004 - 2003 Incr (decr)		% of Sales
	2004	2003	$	%	2004	2003
Net sales	20,977	18,007	2,970	16.5%	100.0%	100.0%
Cost of goods sold	6,952	5,840	1,112	19.0%	33.1%	32.4%

Gross profit	14,025	12,167	1,858	15.3%	66.9%	67.6%

Operating expenses:
Sales and marketing	6,088	5,438	650	12.0%	29.0%	30.2%
General and administrative	2,285	2,052	233	11.4%	10.9%	11.4%
Research and development	1,061	1,025	36	3.5%	5.1%	5.7%
Depreciation and amortization	949	787	162	20.6%	4.5%	4.4%
Royalties	620	640	(20)	-3.1%	3.0%	3.6%

Total operating expenses	11,003	9,942	1,061	10.7%	52.5%	55.2%

Income from operations	3,022	2,225	797	35.8%	14.4%	12.4%
Other income (expenses), net	(113)	217	(330)	1383.7%	-0.5%	1.2%

Income before taxes	2,909	2,442	467	19.1%	13.9%	13.6%
Provision for income taxes	1,018	864	154	17.8%	4.9%	4.8%

Net income	1,891	1,578	313	19.8%	9.0%	8.8%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

Worldwide net sales increased 16% to $21.0 million in the first quarter of 2004 from $18.0 million in the first quarter of 2003. The increase in sales resulted from growth in the volume of sales of all major product lines. Sales of knee products increased 21% to $12.8 million in the first quarter of 2004 from $10.6 million in the first quarter of 2003, as we continued to benefit from market penetration of our Optetrak® knee system. Hip implant product sales increased 15% to $4.2 million in the first quarter of 2004, as compared to $3.7 million in the first quarter of 2003, as we expanded the distribution of the Link® Orthopaedics hip products in our existing channels. Revenue from tissue services distribution increased 15% to $2.6 million in the first quarter of 2004 from $2.2 million in the comparable quarter in 2003. Sales of other products, including surgical instrumentation, the Link® S.T.A.R.™ ankle, and the Cemex® bone cement system, decreased 8% to $1.4 million in the first quarter of 2004 from $1.5 million in the first quarter of 2003 primarily due to lower surgical instrumentation sales. Sales revenue in the United States increased 20% to $17.2 million in the first quarter of 2004 as compared to $14.3 million in the first quarter of 2003. International net sales increased 3% to $3.8 million in the first quarter of 2004 from $3.7 million in the first quarter of 2003. International net sales represented 18% of worldwide sales in the first quarter of 2004 as opposed to 21% of worldwide sales in the first quarter of 2003. International sales growth was negatively impacted by lower surgical instrumentation sales in the first quarter of 2004 as compared to the same period in the prior year.

Gross Profit

Gross profit increased 15% to $14.0 million in the first quarter of 2004 from $12.2 million in the first quarter of 2003. As a percentage of sales, gross profit decreased to 66.9% in the first quarter of 2004 as compared to 67.6% in the first quarter of 2003. The reduction in gross profit percentage was the result of higher inventory allowances associated with the planned growth in inventory as well as robust growth in Link® product sales that result in slightly lower gross margins.

Operating Expenses

Total operating expenses increased 11% to $11.0 million in the first quarter of 2004 from $9.9 million in the first quarter of 2003. The largest component of total operating expenses, sales and marketing expenses, increased 12% to $6.1 million in the first quarter of 2004 from $5.4 million in the comparable quarter of 2003, largely due to variable selling expenses associated with the growth in sales. As a percentage of sales, total sales and marketing expenses decreased to 29.0% in the first quarter of 2004 as compared to 30.2% in the first quarter of 2003.

General and administrative expenses increased 11% to $2.3 million in the first quarter of 2004 from $2.1 million in the first quarter of 2003. The increase in the amount of these expenses was attributable to general growth in infrastructure and personnel costs. As a percentage of sales, general and administrative expenses decreased to 10.9% in the first quarter of 2004 as compared to 11.2% in the first quarter of 2003.

Research and development expenses increased 4% to $1.1 million in the first quarter of 2004 from $1.0 million in the first quarter of 2003. We expect higher research and development expenses in the remaining quarters in 2004 due to our continuing commitment to new products and technology development. As a percentage of sales, research and development expenses decreased to 5.1% in the first quarter of 2004 from 5.7% in the same quarter of 2003.

Depreciation and amortization increased 21% to $949,000 in the first quarter of 2004, as compared to $787,000 in the first quarter of 2003, as a result of continued investment in surgical instrumentation and equipment associated with our facility expansion. During the first quarter of 2004, $825,000 of surgical instrumentation was placed in service. Royalty expenses decreased 3% to $620,000 in the first quarter of 2004 from $640,000 in the first quarter of 2003. The decrease was the result of expiration of certain royalty agreements related to our hip systems. As a percentage of sales, royalty expenses decreased slightly to 3.0% in the first quarter of 2004 from 3.6% in the first quarter of 2003.

Income from Operations

Our income from operations increased 36% to $3.0 million in the first quarter of 2004 from $2.2 million in the first quarter of 2003. The increase in sales revenue outpaced the increase in operating expenses due to our ability to successfully manage costs resulting in a higher rate of growth in income from operations.

Other Income and Expenses

We incurred net interest expense of $51,000 in the first quarter of 2004 as compared to $29,000 in the first quarter of 2003. The increase in net interest expense was primarily the result of an increase in amounts outstanding on borrowings related to the facilities expansion. In the first quarter of 2004, we realized a gain on foreign currency exchange of $40,000 as compared to a gain of $6,000 in the first quarter of 2003. We incurred losses of $102,000 in the first quarter of 2004 on other investments as compared to $10,000 in the first quarter of 2004. These losses reflect our ownership share of activity in our investment in a Chinese joint venture and Altiva Corporation. During the first quarter of 2003, we realized a gain of $250,000 related to our July 2002 arbitration settlement with RTI. There was no gain during the first quarter of 2004 since the final payment from the settlement was received in December 2003.

Net Income

Income before provision for income taxes increased 19% to $2.9 million in the first quarter of 2004 from $2.4 million in the first quarter of 2003. The provision for income taxes was $1.0 million in the first quarter of 2004, compared to $864,000 in the first quarter of 2003. The effective tax rate for the first quarter of 2004 was 35.0% as compared to 35.4% in the first quarter of 2003. The decrease in the effective rate was primarily the result of a favorable adjustment of the prior year’s tax provision to the actual 2003 tax returns.

As a result of the foregoing, we realized net income of $1.9 million in the first quarter of 2004 as compared to $1.6 million in the first quarter of 2003, an increase of 20%. As a percentage of sales, net income remained constant at 9% for each of the quarters ended March 31, 2004 and 2003. Earnings per share, on a diluted basis, were $0.16 for the first quarter of 2004, as compared to $0.14 for the first quarter of 2003.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of traditional, commercial debt financing, sales of equity securities and cash flows from our operating activities. At March 31, 2004, we had working capital of $35.5 million, an increase of 5% from $33.8 million at March 31, 2003. Our cash and cash equivalents decreased to $1.9 million at March 31, 2004 from $3.5 million at December 31, 2003. This decrease was consistent with our expectations due to inventory increases associated with new product rollouts and ongoing technology purchase payments. We believe that cash flows from operations and borrowing under our existing line of credit facility, as needed, will be sufficient to meet our commitments and cash requirements in the following twelve months.

Operating Activities- Operating activities used net cash of $511,000 for the first quarter of 2004, as compared to providing cash of $1.5 million for the first quarter of 2003. The primary reasons for the decrease in net cash provided by operating activities were the increases in inventory and accounts receivable. The increase in inventory used net cash of $933,000 during the first quarter of 2004 as compared to $325,000 for the first quarter of 2003. The increase in accounts receivable, due to strong sales growth, used net cash of $2.5 million during the first quarter of 2004 as compared to $1.4 million for the first quarter of 2003. We anticipate that cash flows from operating activities will continue to be slightly negative to neutral for the remainder of the year ending December 31, 2004, as expenditures for inventory are expected to increase in support of new product introduction associated with active and ongoing product development projects.

Investing Activities- We used net cash in investing activities of $2.2 million for the first quarter of 2004, as compared to $2.7 million for the first quarter of 2003, primarily for the purchase of property and equipment associated with the expansion of our facility and surgical instrumentation. For the first quarter of 2004, we used cash of $11,000 for the internal development of patents as compared to $550,000 for the purchase of patents during the first quarter of 2003.

Financing Activities- Financing activities provided net cash of $1.2 million in the first quarter of 2004, as compared to $1.0 million in the first quarter of 2003. In the first quarter of 2004, borrowings under our commercial loan agreements to finance the facility expansion and equipment acquisitions provided net cash of $1.1 million, as compared to $791,000 in the first quarter of 2003. Proceeds from the exercise of outstanding stock options provided cash of $134,000 in the first quarter of 2004 as compared to $225,000 in the first quarter of 2003.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by accounts receivable and inventory. The credit line is limited to a maximum amount of $12.0 million. In addition to this maximum, the credit line may not exceed the lesser of 80% of the value of accounts receivable less than 90 days old, plus the lesser of 50% of the value of inventory (excluding raw materials and work-in-process inventory) and 25% of inventory on consignment. The credit line expires June 30, 2004. We are currently reviewing a renewal of this line and expect to either renew or secure a similar line of credit facility; however, we cannot assure you that we will be able to renew this line or secure a similar line of credit facility. At March 31, 2004, the interest rate on the line of credit was 3.09%; however, there were no amounts outstanding under the line of credit. In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond as of March 31, 2004 was $2.7 million and bears a variable rate of interest equal to 1.1%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2004, there was $3.9 million outstanding under this loan bearing a variable rate of interest equal to 2.6%. During February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At March 31, 2004, $1.5 million was outstanding under this loan bearing a variable rate of interest equal to 3.5%. At March 31, 2004, Exactech had outstanding commitments for the purchase of inventory, raw materials, and supplies of $3.6 million and $2.6 million of capital equipment, as well as purchase commitments related to certain distribution agreements of $4.8 million. Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at March 31, 2004.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, we have committed to make loans available to Altiva in an amount of up to $5 million for a period of five years the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. As of March 31, 2004, no loans had been extended to Altiva by Exactech under this commitment, although we expect to begin providing funding to Altiva during the second quarter ending June 30, 2004. These loans will be convertible into shares of the capital stock of Altiva, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, we have committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by Altiva’s receivables and inventory. Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the buyout option is exercised. The valuation of Altiva used to compute the purchase price of the buyout option may not be less than $25 million.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for our future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of significant expenditures to maintain and increase inventory levels, competitive pricing, our dependence on the ability of our third-party suppliers to produce components on a cost-effective basis to us, market acceptance of our products, the outcome of litigation (including product liability claims), development of new products and improvement of existing products and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed in “Risk Factors” in our 2003 Annual Report on Form 10-K. Forward looking statements speak only as of the date of this report. We assume no obligation to update forward looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For our debt instruments, changes in interest rates effect the amount of interest expense incurred.

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of March 31, 2004, and the weighted average interest rates are those experienced during the quarter ended March 31, 2004 (in thousands, except percentages):

	2004	2005	2006	2007	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$908					$908
Weighted average interest rate	0.3%

Short-term money market at variable interest rate	$1,014					$1,014
Weighted average interest rate	0.9%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$300	$200	$200	$1,700	$2,700
Weighted average interest rate	1.0%

Commercial construction loan at variable interest rate	$157	$210	$210	$210	$3,145	$3,932
Weighted average interest rate	2.6%

Commercial equipment loan at variable interest rate	$229	$305	$305	$305	$356	$1,500
Weighted average interest rate	3.5%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. In connection with some distribution agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss on this basis.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- There have been no significant changes in Exactech’s internal controls over financial reporting or in other factors during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Exactech’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 16, 2002, Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against Exactech and one of our employees. The complaint sought damages in an undisclosed amount alleging that our employee who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that Exactech is liable for tortious interference with that agreement. This complaint was dismissed with prejudice by the court on April 28, 2004, pending finalization of a proposed settlement agreement between the Parties.

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of our business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. We cannot provide assurance that Exactech will not face claims resulting in substantial liability for which we are not fully insured or that we will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against Exactech of sufficient magnitude could have a material adverse effect on our earnings and cash flows due to the cost of defending ourselves against such a claim. We establish accruals for losses that are deemed to be probable and subject to reasonable estimation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)(2)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

b)	Reports on Form 8-K

A report on Form 8-K, dated February 13, 2004, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 7, 2004	By: /s/ William Petty
William Petty, M.D.
President, Chief Executive Officer and Chairman of the Board

Date: May 7, 2004	By: /s/ Joel C. Phillips
Joel C. Phillips
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.