Form 10-Q
period 2004-06-30
EXACTECH INC
filed 2004-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2004
Common Stock, $.01 par value	11,117,228

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,679	$3,506
Trade receivables, net of allowance of $570 and $782	16,280	13,577
Income taxes receivable	—	40
Prepaid expenses and other assets, net	1,521	938
Inventories	26,452	24,824
Deferred tax assets	512	479

Total current assets	47,444	43,364
PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	10,158	8,720
Surgical instruments	14,984	14,330
Furniture and fixtures	1,705	1,635
Facilities	7,993	7,968

Total property and equipment	35,705	33,518
Accumulated depreciation	(12,779)	(11,117)

Net property and equipment	22,926	22,401
OTHER ASSETS:
Product licenses and designs, net	529	309
Deferred financing costs, net	143	138
Other investments	937	1,062
Advances and deposits	228	428
Patents and trademarks, net	4,050	2,636

Total other assets	5,887	4,573

TOTAL ASSETS	$76,257	$70,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,700	$5,272
Income taxes payable	297	—
Current portion of long-term debt	815	590
Commissions payable	1,511	1,540
Royalties payable	617	526
Other liabilities	2,211	1,814

Total current liabilities	10,151	9,742
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,039	2,790
Long-term debt, net of current portion	7,189	6,499

Total long-term liabilities	10,228	9,289

Total liabilities	20,379	19,031

SHAREHOLDERS’ EQUITY:
Common stock	111	110
Additional paid-in capital	21,948	21,149
Retained earnings	33,819	30,048

Total shareholders’ equity	55,878	51,307

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,257	$70,338

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2004	2003	2004	2003
NET SALES	$20,398	$17,761	$41,375	$35,768
COST OF GOODS SOLD	6,871	6,005	13,823	11,845

Gross profit	13,527	11,756	27,552	23,923
OPERATING EXPENSES:
Sales and marketing	5,607	5,222	11,695	10,660
General and administrative	1,930	1,802	4,215	3,854
Research and development	1,257	887	2,318	1,912
Depreciation and amortization	996	847	1,945	1,634
Royalties	603	624	1,223	1,264

Total operating expenses	10,393	9,382	21,396	19,324

INCOME FROM OPERATIONS	3,134	2,374	6,156	4,599
OTHER INCOME (EXPENSE):
Interest income	4	9	10	20
Litigation settlement, net of costs	—	250	—	500
Interest expense	(69)	(40)	(126)	(80)
Foreign currency exchange gain (loss)	26	(30)	66	(24)
Equity in net loss of other investments	(90)	(6)	(192)	(16)

INCOME BEFORE INCOME TAXES	3,005	2,557	5,914	4,999
PROVISION FOR INCOME TAXES	1,125	924	2,143	1,788

NET INCOME	$1,880	$1,633	$3,771	$3,211

BASIC EARNINGS PER SHARE	$0.17	$0.15	$0.34	$0.29

DILUTED EARNINGS PER SHARE	$0.16	$0.14	$0.32	$0.28

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	11,019	$110	$21,149	$30,048	$51,307
Exercise of stock options	88	1	507		508
Issuance of common stock under the Company’s Employee Stock Purchase Plan	9		114		114
Compensation benefit of non-qualified stock options			178		178
Net income				3,771	3,771

Balance, June 30, 2004	11,116	$111	$21,948	$33,819	$55,878

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,771	$3,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,180	1,762
Compensation benefit on non-qualified stock options	178	98
Loss on disposal of equipment	100	64
Foreign currency exchange (gain) loss	(66)	24
Equity in net loss of other investments	192	16
Deferred income taxes	216	364
Increase in trade receivables	(2,703)	(1,961)
Increase in prepaids and other assets	(388)	(829)
Increase in inventories	(1,628)	(1,603)
(Decrease) increase in accounts payable	(506)	1,108
Increase in income taxes payable	337	59
Increase in other liabilities	459	919

Net cash provided by operating activities	2,142	3,232

INVESTING ACTIVITIES:
Purchase of product licenses and designs	(250)	—
Proceeds from the sale of property and equipment	8	84
Purchases of property and equipment	(2,657)	(5,177)
Other Investments	(67)	—
Cost of patents and trademarks	(1,540)	(508)

Net cash used in investing activities	(4,506)	(5,601)

FINANCING ACTIVITIES:
Principal payments on debt	(181)	—
Proceeds from commercial construction loan	—	1,948
Proceeds from commercial equipment loan	1,096	404
Proceeds from issuance of common stock	622	360

Net cash provided by financing activities	1,537	2,712

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(827)	343
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,506	3,651

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,679	$3,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$126	$53
Income taxes	1,314	1,371

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in Statement of Financial Accounting Standards (“SFAS”) No. 123 for each of the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,880	$1,633	$3,771	$3,211
Add: Stock-based compensation expense included in net income, net of tax	34	32	70	64
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(203)	(156)	(327)	(267)

Pro forma net income	$1,711	$1,509	$3,514	$3,008

Earnings per share- basic
As reported	$0.17	$0.15	$0.34	$0.29
Pro forma	0.15	0.14	0.32	0.27
Earnings per share- diluted
As reported	$0.16	$0.14	$0.32	$0.28
Pro forma	0.15	0.13	0.30	0.26

3.	NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company does not have any unconsolidated variable interests that require consolidation under FIN 46R as of June 30, 2004, and as a result, the adoption of FIN 46R on January 1, 2004 did not have an impact on the Company’s financial condition, results of operations or cash flows.

4.	INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implant inventory provided to customers and agents. Exactech also provides significant amounts of consigned implant inventory to non-distributor customers. The Company’s accounting policies provide for write downs to its inventory, as necessary, based on management’s evaluation of its excess and obsolete inventory. This impairment write down establishes a new cost basis for such inventory and is not subsequently recovered through income. The following table summarizes the Company’s classifications of inventory as of June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Raw materials	$1,334	$1,618
Work in process	256	263
Finished goods	24,862	22,943

	$26,452	$24,824

5.	DEBT

Long-term debt consists of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2004-2006; $200 per year from 2007-2013; $100 per year from 2014-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.16% as of June 30, 2004); proceeds used to finance construction of current facility	$2,700	$2,700

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (2.78% as of June 30, 2004); proceeds used to finance expansion of current facility	3,880	3,985

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.75% (3.75% as of June 30, 2004); proceeds used to finance equipment for facility expansion	1,424	404

Total long-term debt	8,004	7,089
Less current portion	(815)	(590)

	$7,189	$6,499

The following is a schedule of debt maturities as of June 30, 2004 (in thousands):

Long-Term Debt
2004	$557
2005	815
2006	815
2007	715
2008	715
Thereafter	4,387

Total	$8,004

6.	COMMITMENTS AND CONTINGENCIES

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

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company cannot provide assurance that it will not face claims resulting in substantial liability for which it is not fully insured or that it will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against Exactech of sufficient magnitude could have a material adverse effect on its earnings and cash flows due to the cost of defending ourselves against such a claim. Exactech establishes accruals for losses that are deemed to be probable and subject to reasonable estimation.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable, Exactech may not be able to procure acceptable policies in the future.

Purchase Commitments

At June 30, 2004, Exactech had outstanding commitments for the purchase of inventory and raw materials of $2,993,000, along with commitments to purchase $644,000 of capital equipment. At June 30, 2004, Exactech had outstanding purchase commitments associated with certain distribution agreements of $3,528,000 throughout the remaining two year term of the agreements.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million for a period of five years, the proceeds of which are to be used for the acquisition of various spine and spine-related product lines. As of June 30, 2004, no loans had been extended to Altiva by Exactech under this commitment, although we expect to begin providing funding to Altiva in the third quarter ending September 30, 2004. These loans can be converted into shares of the capital stock of Altiva, and in the event that Exactech loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech is committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company has guaranteed an initial $3 million line of credit with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). At June 30, 2004, there were no amounts outstanding under this line. Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which Exactech was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million.

7.	SEGMENT INFORMATION

The Company reports segment information by its major product lines: knee products, hip products, tissue services, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines like the Link® S.T.A.R.TM ankle. The Company evaluates the performance of its operating segments based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended June 30,
2004
Net sales	$12,414	$3,730	$2,705	$1,549	$20,398
Segment income (loss) from operations	2,337	498	515	(216)	3,134
2003
Net sales	$10,503	$3,851	$2,294	$1,113	$17,761
Segment income (loss) from operations	1,796	351	358	(131)	2,374
Six months ended June 30,
2004
Net sales	$25,250	$7,927	$5,288	$2,910	$41,375
Segment income (loss) from operations	4,716	1,142	781	(483)	6,156
2003
Net sales	$21,128	$7,508	$4,536	$2,596	$35,768
Segment income (loss) from operations	3,502	854	808	(565)	4,599

Segment assets are summarized in the following table. Capitalized surgical instruments are reported as assets of the segment associated with the appropriate implant product line supported by those assets:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
June 30, 2004
Total assets	$20,241	$14,669	$2,076	$1,892	$38,878
December 31, 2003
Total assets	$18,935	$13,486	$2,485	$1,146	$36,052

Total assets not identified with a specific segment (in thousands of dollars) were $37,379 at June 30, 2004 and $34,286 at December 31, 2003. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets. During the six month periods ended June 30, 2004 and 2003, Exactech invested (in thousands of dollars) $1,195 and $3,079 respectively, on non-segment specific capital expenditures.

Geographic distribution of sales is summarized in the following table:

Three months ended June 30,	2004	2003
Domestic sales revenue	$16,381	$14,296
Sales revenue from Spain	1,761	1,626
Other international sales revenue	2,256	1,839

Total sales revenue	$20,398	$17,761

Six months ended June 30,	2004	2003
Domestic sales revenue	$33,541	$28,593
Sales revenue from Spain	3,366	3,273
Other international sales revenue	4,468	3,902

Total sales revenue	$41,375	$35,768

8.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
Net income	$1,880			$1,633
Basic EPS:
Net income available to common shareholders	$1,880	11,097	$0.17	$1,633	10,965	$0.15

Effect of dilutive securities:
Stock options		592			505

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,880	11,689	$0.16	$1,633	11,470	$0.14

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
Net income	$3,771			$3,211
Basic EPS:
Net income available to common shareholders	$3,771	11,061	$0.34	$3,211	10,949	$0.29

Effect of dilutive securities:
Stock options		545			460

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,771	11,606	$0.32	$3,211	11,409	$0.28

At June 30, 2004, there were 1,074,046 options to purchase shares of common stock at prices ranging from $3.34 to $18.60 per share outstanding. For the three months ended June 30, 2004, there were no options excluded from the computation of diluted EPS. At June 30, 2003, there were 1,043,080 options to purchase shares of common stock at prices ranging from $3.34 to $14.46 per share outstanding. For the three months ended June 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

For the six months ended June 30, 2004, there were 135,200 options at an exercise price of $18.60 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation and supplies, as well as distributes services for biologic materials to hospitals and physicians in the United States and internationally. Our revenues are primarily derived from sales of our knee and hip joint replacement systems; however, revenues from worldwide distribution of bone paste products processed for use in non-spinal musculoskeletal orthopaedic procedures have steadily increased as a percentage of our total revenues. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed cement hip and knee spacers and the Link® S.T.A.R.TM ankle, are expected to contribute to our anticipated revenue growth. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Exactech, Inc.

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning active knee, hip, shoulder and biological products. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to us for our product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

In marketing our products, Exactech uses a combination of traditional targeted media marketing and our primary marketing focus — direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, Exactech’s marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our independent domestic sales agencies and network of independent distributors internationally, we conduct this effort through continuing education forums, training programs and product development advisory panels.

Overview of the Three and Six Months Ended June 30, 2004

During the quarter ended June 30, 2004, revenue increased 15% to $20.4 million from $17.8 million in the second quarter of 2003. Net income for the quarter increased 15% to $1.9 million, or $.16 per diluted share, from $1.6 million, or $.14 per diluted share, in the second quarter of 2003.

For the first six months of 2004, revenue was $41.4 million, an increase of 16% over revenue of $35.8 million in the first six months of 2003. Net income for the first six months was $3.8 million or $.32 per diluted share, an increase of 17% over $3.2 million or $.28 per diluted share in the first half of 2003.

Gross margin for the second quarter was 66.3% compared to 66.2% in the prior comparable quarter. For the first six months of the year, gross margin was 66.6% as compared to 66.9% in the first six months of last year. Total operating expenses in the quarter increased 11% to $10.4 million. For the first six months, operating expenses increased at the same rate, 11%, to $21.4 million from $19.3 million in the first six months of 2003.

Inventory turns in the second quarter decreased to 1.05 compared with 1.14 in the second quarter a year ago. For the six months ended June 30, 2004, inventory turns were down to 1.08 as compared to 1.14 for the six months ended June 30, 2003. Accounts receivable days sales outstanding on an average annualized basis decreased from 73 days in the quarter ended June 30, 2003 to 71 days in the quarter ended June 30, 2004 and 65 for the six months ended June 30, 2004, down from 69 days for the same period last year.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and six month periods ended June 30, 2004 and June 30, 2003:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
Knee Products	$12,414	60.8%	$10,503	59.1%	$25,250	61.0%	$21,128	59.1%
Hip Products	3,730	18.3%	3,851	21.7%	7,927	19.2%	7,508	21.0%
Tissue Services	2,705	13.3%	2,294	12.9%	5,288	12.8%	4,536	12.7%
Other Products	1,549	7.6%	1,113	6.3%	2,910	7.0%	2,596	7.2%

Total	$20,398	100.0%	$17,761	100.0%	$41,375	100.0%	$35,768	100.0%

The following table includes items from the Condensed Statements of Income for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2004 - 2003 Incr (decr)		% of Sales
	2004	2003	$	%	2004	2003
Net sales	20,398	17,761	2,637	14.8%	100.0%	100.0%
Cost of goods sold	6,871	6,005	866	14.4%	33.7%	33.8%

Gross profit	14,025	11,756	1,771	15.1%	66.3%	66.2%
Operating expenses:
Sales and marketing	5,607	5,222	385	7.4%	27.5%	29.4%
General and administrative	1,930	1,802	128	7.1%	9.5%	10.1%
Research and development	1,257	887	370	41.7%	6.2%	5.0%
Depreciation and amortization	996	847	149	17.6%	4.9%	4.8%
Royalties	603	624	(21)	-3.4%	3.0%	3.5%

Total operating expenses	10,393	9,382	1,011	10.8%	51.0%	52.8%

Income from operations	3,134	2,374	760	32.0%	15.4%	13.4%
Other (expenses) income, net	(129)	183	(312)	-170.5%	-0.6%	1.0%

Income before taxes	3,005	2,557	448	17.5%	14.7%	14.4%
Provision for income taxes	1,125	924	201	21.8%	5.5%	5.2%

Net income	1,880	1,633	247	15.1%	9.2%	9.2%

	Six Months Ended June 30,		2004 - 2003 Incr (decr)		% of Sales
	2004	2003	$	%	2004	2003
Net sales	41,375	35,768	5,607	15.7%	100.0%	100.0%
Cost of goods sold	13,823	11,845	1,978	16.7%	33.4%	33.1%

Gross profit	27,552	23,923	3,629	15.2%	66.6%	66.9%
Operating expenses:
Sales and marketing	11,695	10,660	1,035	9.7%	28.3%	29.8%
General and administrative	4,215	3,854	361	9.4%	10.2%	10.8%
Research and development	2,318	1,912	406	21.2%	5.6%	5.3%
Depreciation and amortization	1,945	1,634	311	19.0%	4.7%	4.6%
Royalties	1,223	1,264	(41)	-3.2%	3.0%	3.5%

Total operating expenses	21,396	19,324	2,072	10.7%	51.7%	54.0%

Income from operations	6,156	4,599	1,557	33.9%	14.9%	12.9%
Other (expenses) income, net	(242)	400	(642)	-160.5%	-0.6%	1.1%

Income before taxes	5,914	4,999	915	18.3%	14.3%	14.0%
Provision for income taxes	2,143	1,788	355	19.9%	5.2%	5.0%

Net income	3,771	3,211	560	17.4%	9.1%	9.0%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Net Sales

Worldwide net sales increased 15% to $20.4 million in the quarter ended June 30, 2004 from $17.8 million in the quarter ended June 30, 2003, from strong growth in the sales of knee implants and tissue services revenue. Knee implant sales increased to $12.4 million, or 18%, during the quarter ended June 30, 2004, from $10.5 million for the same quarter ended June 30, 2003 primarily due to unit sales growth, aided by growth in average selling prices in the range of 2% to 4%. Revenue from tissue services increased 18% to $2.7 million in the quarter ended June 30, 2004 from the comparable quarter last year of $2.3 million. For the six months ended June 30, 2004, worldwide net sales increased 16% to $41.4 million from $35.8 million in the six months ended June 30, 2003, with increases in sales of knee implant products and tissue services revenue continuing to pace the growth. Sales of knee implants for the six months ended June 30, 2004 increased 20% to $25.3 million, from $21.1 million in the same six months ended June 30, 2003, primarily due to unit sales growth, aided by growth in average selling prices in the range of 2% to 4%. Domestic net sales increased 15% to $16.4 million, representing 80.3% of worldwide sales, in the quarter ended June 30, 2004 from $14.3 million in the quarter ended June 30, 2003, which represented 80.5% of worldwide sales. For the six months ended June 30, 2004, Domestic sales increased 17% to $33.5 million, or 81.1% of total sales, from $28.6 million in the six months ended June 30, 2003, which represented 79.9% of worldwide net sales, as we continued to experience growth in the number of agency representatives in our distribution network. International sales for the quarter ended June 30, 2004 increased 16% to $4.0 million, representing 19.7% of total sales, from $3.5 million in the quarter ended June 30, 2003, which represented 19.5% of worldwide sales, as increasing market penetration continued in Europe. For the year to date in 2004, international sales increased 9% to $7.8 million, which represented 18.9% of total sales, from $7.2 million in the six months ended June 30, 2003, or 20.1% of worldwide net sales.

Gross Profit

Gross profit increased 15% to $13.5 million in the quarter ended June 30, 2004 from $11.8 million in the quarter ended June 30, 2003. As a percentage of sales, gross profit remained relatively unchanged at 66.3% in the quarter ended June 30, 2004 as compared to 66.2% in the quarter ended June 30, 2003. For the six months ended June 30, 2004, gross profit increased 15% to $27.6 million from $23.9 million in the six months ended June 30, 2003. As a percentage of sales, gross profit decreased slightly to 66.6% for the six months ended June 30, 2004 from 66.9% for the same period last year, primarily due to increased inventory allowances associated with the build in inventory and increases in startup costs associated with new internal manufacturing projects. Looking forward, we expect to benefit from these new internal manufacturing projects with anticipated increases in gross profit percentage in the range of 50 to 100 basis points during the second half of the year ending December 31, 2004.

Operating Expenses

Total operating expenses increased 11% to $10.4 million in the quarter ended June 30, 2004 from $9.4 million in the quarter ended June 30, 2003. As a percentage of sales, total operating expenses decreased to 51.0% in the quarter ended June 30, 2004 from 52.8% in the comparable quarter ended June 30, 2003, as we benefited from our efforts at disciplined expense control.

Sales and marketing expenses, the largest component of total operating expenses, increased 7% for the second quarter ended June 30, 2004 to $5.6 million from $5.2 million in the quarter ended June 30, 2003. For the six months ended June 30, 2004, sales and marketing expenses increased 10% to $11.7 million from $10.7 million in the six months ended June 30, 2003. As a percentage of sales, sales and marketing expenses decreased to 27.5% in the quarter ended June 30, 2004 from 29.4% in the quarter ended June 30, 2003, as expenditures for meetings and marketing materials were comparatively lower. For the six months ended June 30, 2004, sales and marketing expenses were 28.3% as a percentage of sales, down from 29.8% in the same period last year. Looking forward, growth rates in sales and marketing expenditures are expected to increase from the 7% growth experienced in the second quarter as marketing efforts to support new product introductions increase.

General and administrative expenses increased 7% to $1.9 million in the quarter ended June 30, 2004 from $1.8 million in the quarter ended June 30, 2003, primarily as a result of increases in liability insurance premiums. As a percentage of sales, general and administrative expenses were 9.5% for the quarter ended June 30, 2004, as compared to 10.1% in the quarter ended June 30, 2003, as growth in sales outpaced growth in infrastructure expenditures. For the six months ended June 30, 2004, general and administrative expenses increased 9% to $4.2 million from $3.9 million in the six months ended June 30, 2003, primarily due to costs associated with product liability and insurance costs. Larger increases in general and administrative expenses are expected for the balance of the year ending December 31, 2004 as we complete the documentation and attestation of our system of internal financial controls in compliance with section 404 of the Sarbanes-Oxley Act of 2002.

Research and development expenses increased 42% to $1.3 million in the quarter ended June 30, 2004 from $887,000 in the quarter ended June 30, 2003, as we incurred testing and prototyping expenditures on new product development projects slated for introduction later this year. As a percentage of sales, research and development expenses increased to 6.2% in the quarter ended June 30, 2004 from 5.0% in the quarter ended June 30, 2003. For the six months ended June 30, 2004, research and development expenses increased 21% to $2.3 million, equal to 5.6% of sales, as compared to $1.9 million in the six months ended June 30, 2003, which was 5.3% of sales. Similar growth of research and development expenditures are expected to continue throughout the year ending December 31, 2004 as many active new product development projects near completion and other projects continue to progress.

Depreciation and amortization increased 18% to $996,000 in the quarter ended June 30, 2004 from $847,000 in the quarter ended June 30, 2003, primarily as a result of continuing investment in manufacturing equipment and technology acquisitions. During the quarter ended June 30, 2004, we incurred $1.8 million of patent technology acquisition costs and placed $216,000 of new manufacturing equipment in service. For the six months ended June 30, 2004, depreciation and amortization increased 19% to $1.9 million from $1.6 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, we placed $1.3 million of surgical instruments along with $1.1 million of new manufacturing equipment in service to support our expanded manufacturing facility and sales growth. As a percentage of sales, depreciation and amortization has remained relatively constant in each of the three and six month periods ended June 30, 2004 and 2003 in the range of 4.6% to 4.9%.

Royalty expenses decreased 3% to $603,000 in the quarter ended June 30, 2004 from $624,000 in the quarter ended June 30, 2003, as a result of growth in sales of product lines without royalties, including our tissue services and cement products. As a percentage of sales, royalty expenses decreased to 3.0% during the quarter ended June 30, 2004 from 3.5% in the quarter ended June 30, 2003. For the six months ended June 30, 2004, royalty expenses decreased to $1.2 million, representing 3.0% of sales, from $1.3 million in the six months ended June 30, 2003, which equaled 3.5% of sales.

Income from Operations

Our income from operations increased 32% to $3.1 million in the quarter ended June 30, 2004 from $2.4 million in the quarter ended June 30, 2003. The increase was attributable to the growth in total revenue as well as the reduction, as a percentage of sales, of total operating expenses as compared to the quarter ended June 30, 2003. For the six months ended June 30, 2004, income from operations increased 34% to $6.2 million from $4.6 million in the six months ended June 30, 2003, due to growth in total revenue coupled with lower operating expenses as a percentage of sales.

Other Income and Expenses

For the quarter ended June 30, 2004, we incurred net interest expense of $65,000, as compared to $31,000 in the quarter ended June 30, 2003, due to increased borrowings associated with the Company’s expansion of its current facility. Interest expense for the quarter ended June 30, 2004 of $69,000 was partially offset by interest income of $4,000. Interest expense for the quarter ended June 30, 2003 of $40,000 was partially offset by interest income of $9,000. For the six months ended June 30, 2004, we incurred interest expense of $126,000, offset by $10,000 of interest income, as compared to interest expense of $80,000, offset by interest income of $20,000 for the six months ended June 30, 2003. For the quarter ended June 30, 2003, we recognized a gain of $250,000 from the settlement of litigation with RTI, and $500,000 for the six months ended June 30, 2003. These settlement payments ended in the fourth quarter of 2003. For the quarter ended June 30, 2004, we incurred a net loss on our other investments in Altiva and our joint venture of $90,000 as compared to a net loss of $6,000 in the quarter ended June 30, 2003. For the six months ended June 30, 2004, the net loss on other investments was $192,000 as compared to $16,000 in the comparable six months ended June 30, 2003. During the quarter ended June 30, 2004, we realized a gain on foreign currency exchange of $26,000, as compared to a loss of $30,000 in the quarter ended June 30, 2003, as a result of Euro denominated accounts payable related to purchases of inventory. For the six months ended June 30, 2004, currency exchange gains equaled $66,000 as compared to a loss of $24,000 for the six months ended June 30, 2003. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report.

Net Income

Income before provision for income taxes increased 18% to $3.0 million in the quarter ended June 30, 2004 from $2.6 million in the quarter ended June 30, 2003. The provision for income taxes was $1.1 million in the quarter ended June 30, 2004 as compared to $924,000 in the quarter ended June 30, 2003. The effective tax rate for the quarter ended June 30, 2004 was 37.4% as compared to 36.1% in the quarter ended June 30, 2003. For the six months ended June 30, 2004, income before provision for income taxes increased 18% to $5.9 million as compared to $5.0 million in the six months ended June 30, 2003. The provision for income taxes was $2.1 million in the six months ended June 30, 2004, compared to $1.8 million in the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 was 36.2%, as compared to an effective rate of 35.8% for the six months ended June 30, 2003. The increases in effective tax rates for both the second quarter and six months year to date as compared to the prior year are primarily due to the increases in other investments losses which are not currently tax deductible.

As a result of the foregoing, we realized net income of $1.9 million in the quarter ended June 30, 2004, compared to $1.6 million in the quarter ended June 30, 2003, an increase of 15%. As a percentage of sales, net income was 9.2% in each of the quarters ended June 30, 2004 and 2003. Earnings per share, on a diluted basis, were $0.16 for the quarter ended June 30, 2004 as compared to $0.14 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, we realized net income of $3.8 million, as compared to $3.2 million in the six months ended June 30, 2003, an increase of 17%. As a percentage of sales, net income increased slightly to 9.1% in the six months ended June 30, 2004 as compared to 9.0% for the comparable period ended June 30, 2003. Earnings per share, on a diluted basis, were $0.32 for the six months ended June 30, 2004 as compared to $0.28 for the six months ended June 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of traditional, commercial debt financing, sales of equity securities and cash flows from our operating activities. At June 30, 2004, we had working capital of $37.3 million, an increase of 13% from $33.1 million at June 30, 2003. Our cash and cash equivalents decreased to $2.7 million at June 30, 2004 from $3.5 million at December 31, 2003. Although we expected a cash position decrease due to inventory increases associated with new product rollouts and ongoing capital acquisitions, the cash decrease was slightly lower than anticipated due to lower than expected funding for our investment in Altiva. We believe that cash flows from operations and borrowing under our existing line of credit facility will be sufficient to meet our commitments and cash requirements in the following twelve months.

Operating Activities- Operating activities provided net cash of $2.1 million in the six months ended June 30, 2004, as compared to $3.2 million in the six months ended June 30, 2003. The primary reasons for the decrease in cash provided by operating activities were the increases in inventory and accounts receivable, coupled with a decrease in accounts payable. Increases in inventory in each of the six month periods ending June 30, 2004 and 2003 were the same $1.6 million, while the increase in accounts receivable for the six months ended June 30, 2004 was $2.7 million as compared to $2.0 million for the six months ended June 30, 2003. Accounts payable decreases used cash of $506,000 during the six months ended June 30, 2004 as compared to providing cash of $1.1 million due to an increase in accounts payable for the six months ended June 30, 2003. We expect increases in inventory to continue to use cash for the remainder of the year as expenditures for inventory are expected to continue to increase in support of new product introductions.

Investing Activities- We used net cash in investing activities of $4.5 million in the six months ended June 30, 2004, as compared to $5.6 million in the six months ended June 30, 2003, primarily for the purchase of manufacturing equipment and patent technology. In the six months ended June 30, 2004, we used cash of $2.7 million for purchases of property and equipment, as compared to $5.2 million in the six months ended June 30, 2003. Purchases of technology, including patents and designs totaled $1.8 million in the six months ended June 30, 2004, as compared to $508,000 for the purchase of patents in the six months ended June 30, 2003.

Financing Activities- Financing activities provided net cash of $1.5 million in the six months ended June 30, 2004, as compared to $2.7 million in the six months ended June 30, 2003. In the first six months of 2004, borrowings under our commercial loan agreements to finance the facility expansion and equipment acquisitions provided net cash of $1.1 million, as compared to $2.4 million in the comparable period ended June 30, 2003, while net payments on our commercial loans in the six months ended June 30, 2004 used cash of $181,000. Proceeds from the exercise of outstanding stock options provided cash of $622,000 in the six months ended June 30, 2004, as compared to $360,000 in the six months ended June 30, 2003.

Exactech renewed its credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. As a part of the renewal, the credit line limit was increased to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below) . In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at One-Month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon our ratio of funded debt to EBITDA. At June 30, 2004, the interest rate on the line of credit was 2.86%; however, there were no amounts outstanding under the line of credit. In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond as of June 30, 2004 was $2.7 million and bears a variable rate of interest which was 1.16% as of June 30, 2004. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2004, there was $3.88 million outstanding under this loan bearing a variable rate of interest equal to 2.78%. During February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At June 30, 2004, $1.4 million was outstanding under this loan bearing a variable rate of interest equal to 3.5%. Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at June 30, 2004.

At June 30, 2004, Exactech had outstanding commitments for the purchase of inventory and raw materials of $3.0 million and $644,000 of capital equipment, as well as purchase commitments related to certain distribution agreements of $3.5 million.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, we have committed to make loans available to Altiva in an amount of up to $5 million for a period of five years the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. As of June 30, 2004, no loans had been extended to Altiva by Exactech under this commitment, although we expect to begin providing funding to Altiva in the third quarter ending September 30, 2004. These loans can be convertible into shares of the capital stock of Altiva, at our option any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, we have committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, we have guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. At June 30, 2004, there were no amounts outstanding under this line. Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be based on an Altiva valuation that is a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the buyout option is exercised. The valuation of Altiva used to compute the purchase price of the buyout option may not be less than $25 million.

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

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of June 30, 2004, and the weighted average interest rates are those experienced during the quarter ended June 30, 2004 (in thousands, except percentages):

	2004	2005	2006	2007	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$1,670					$1,670
Weighted average interest rate	0.3%
Short-term money market at variable interest rate	$1,004					$1,004
Weighted average interest rate	0.9%
Liabilities
Industrial Revenue Bond at variable interest rate	$300	$300	$200	$200	$1,700	$2,700
Weighted average interest rate	1.1%
Commercial construction loan at variable interest rate	$105	$210	$210	$210	$3,145	$3,880
Weighted average interest rate	2.6%
Commercial equipment loan at variable interest rate	$153	$305	$305	$305	$356	$1,424
Weighted average interest rate	3.5%

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- There have been no significant changes in Exactech’s internal controls over financial reporting or in other factors during the three and six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Exactech’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2004, there were no purchases of Exactech’s shares of Common Stock made by or on behalf of Exactech or any “affiliated purchaser” of Exactech (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 14, 2004.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 8, 2004, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i) The election of two members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
R. Wynn Kearney, Jr.	9,120,426	1,097,389
Paul E. Metts	9,229,526	988,289

(ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004. 10,201,752 shares were voted in favor of such proposal, 10,076 shares were voted against the proposal and 5,987 votes abstained from voting on the proposal. There were 0 shares broker non-votes with respect to such proposal.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)(2)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certificationof Chief Financial Officer pursuant to 18 USC Section 1350.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

b)	Reports on Form 8-K

A report on Form 8-K, dated April 28, 2004, reporting under Item 9, Regulation FD Disclosure, and Item 12, Results of Operation and Financial Condition, the issuance by the Company of a press release reporting its financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 9, 2004	By:	/s/ WILLIAM PETTY
William Petty
President, Chief Executive Officer and Chairman of the Board

Date: August 9, 2004	By:	/s/ JOEL C. PHILLIPS
Joel C. Phillips
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.