Form 10-Q
period 2004-09-30
EXACTECH INC
filed 2004-11-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, $.01 par value	11,136,129

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC.

CONDENSED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,559	$3,506
Trade receivables, net of allowance of $208 and $782	15,540	13,577
Income taxes receivable	18	40
Prepaid expenses and other assets, net	1,078	938
Inventories	28,926	24,824
Deferred tax assets	348	479

Total current assets	49,469	43,364

PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	10,684	8,720
Surgical instruments	15,287	14,330
Furniture and fixtures	1,706	1,635
Facilities	8,008	7,968

Total property and equipment	36,550	33,518
Accumulated depreciation	(13,624)	(11,117)

Net property and equipment	22,926	22,401

OTHER ASSETS:
Product licenses and designs, net	621	309
Deferred financing costs, net	159	138
Notes receivable - related party	503	—
Other investments	935	1,062
Advances and deposits	199	428
Patents and trademarks, net	4,609	2,636

Total other assets	7,026	4,573

TOTAL ASSETS	$79,421	$70,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,846	$5,272
Current portion of long-term debt	815	590
Commissions payable	1,520	1,540
Royalties payable	659	526
Other liabilities	2,359	1,814

Total current liabilities	11,199	9,742

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,306	2,790
Long-term debt, net of current portion	7,060	6,499

Total long-term liabilities	10,366	9,289

Total liabilities	21,565	19,031

SHAREHOLDERS’ EQUITY:
Common stock	111	110
Additional paid-in capital	22,250	21,149
Retained earnings	35,495	30,048

Total shareholders’ equity	57,856	51,307

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,421	$70,338

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2004	2003	2004	2003
NET SALES	$19,480	$17,017	$60,855	$52,785

COST OF GOODS SOLD	6,262	5,450	20,085	17,295

Gross profit	13,218	11,567	40,770	35,490

OPERATING EXPENSES:
Sales and marketing	5,532	5,245	17,227	15,905
General and administrative	2,019	1,739	6,234	5,593
Research and development	1,145	864	3,463	2,776
Depreciation and amortization	976	931	2,921	2,565
Royalties	646	505	1,869	1,769

Total operating expenses	10,318	9,284	31,714	28,608

INCOME FROM OPERATIONS	2,900	2,283	9,056	6,882

OTHER INCOME (EXPENSE):
Interest income	15	5	25	25
Litigation settlement, net of costs	—	250	—	750
Interest expense	(79)	(50)	(205)	(130)
Foreign currency exchange (loss) gain	(14)	(21)	52	(45)
Equity in net (loss) income of other investments	(134)	13	(326)	(3)

INCOME BEFORE INCOME TAXES	2,688	2,480	8,602	7,479

PROVISION FOR INCOME TAXES	1,012	944	3,155	2,732

NET INCOME	$1,676	$1,536	$5,447	$4,747

BASIC EARNINGS PER SHARE	$0.15	$0.14	$0.49	$0.43

DILUTED EARNINGS PER SHARE	$0.14	$0.13	$0.47	$0.41

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	11,019	$110	$21,149	$30,048	$51,307

Exercise of stock options	101	1	570		571
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14		184		184
Compensation cost of non-qualified stock options			184		184
Tax benefit from exercise of stock options			163		163
Net income				5,447	5,447

Balance, September 30, 2004	11,134	$111	$22,250	$35,495	$57,856

See notes to condensed financial statements

EXACTECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$5,447	$4,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,229	2,687
Compensation benefit on non-qualified stock options	347	140
Loss on disposal of equipment	169	113
Foreign currency exchange (gain) loss	(52)	45
Equity in net loss of other investments	326	3
Deferred income taxes	647	524
Increase in trade receivables	(1,963)	(1,446)
Decrease in income taxes receivable	22	—
Decrease (increase) in prepaids and other assets	68	(772)
Increase in inventories	(4,102)	(3,003)
Increase in accounts payable	626	1,676
Decrease in income taxes payable	—	(13)
Increase in other liabilities	526	1,051

Net cash provided by operating activities	5,290	5,752

INVESTING ACTIVITIES:
Net investment in notes receivable	(503)	—
Purchase of product licenses and designs	(362)	—
Proceeds from the sale of property and equipment	8	84
Purchases of property and equipment	(3,669)	(6,705)
Other investments	(67)	—
Cost of patents and trademarks	(2,185)	(1,008)

Net cash used in investing activities	(6,778)	(7,629)

FINANCING ACTIVITIES:
Principal payments on debt	(310)	—
Proceeds from commercial construction loan	—	1,948
Proceeds from commercial equipment loan	1,096	404
Proceeds from issuance of common stock	755	447

Net cash provided by financing activities	1,541	2,799

NET INCREASE IN CASH AND CASH EQUIVALENTS	53	922

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,506	3,651

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,559	$4,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$176	$88
Income taxes	2,096	2,236

See notes to condensed financial statements

EXACTECH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in Statement of Financial Accounting Standards (“SFAS”) No. 123 for each of the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,676	$1,536	$5,447	$4,747
Add: Stock-based compensation expense included in net income, net of tax	34	31	103	64
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(259)	(173)	(587)	(442)

Pro forma net income	$1,451	$1,394	$4,963	$4,369

Earnings per share - basic
As reported	$0.15	$0.14	$0.49	$0.43
Pro forma	0.13	0.13	0.45	0.40

Earnings per share - diluted
As reported	0.14	0.13	0.47	0.41
Pro forma	0.12	0.12	0.43	0.38

3. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market and include implant inventory provided to customers and agents. Exactech also provides significant amounts of consigned implant inventory to non-distributor customers. The Company’s accounting policies provide for write downs to its inventory, as necessary, based on management’s evaluation of its excess and obsolete inventory. This impairment write down establishes a new cost basis for such inventory and is not subsequently recovered through income. The following table summarizes the Company’s classifications of inventory as of September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Raw materials	$1,865	$1,618
Work in process	262	263
Finished goods	26,799	22,943

	$28,926	$24,824

4. DEBT

Long-term debt consists of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2004-2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.77% as of September 30, 2004); proceeds used to finance construction of current facility	$2,700	$2,700

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (3.33% as of September 30, 2004); proceeds used to finance expansion of current facility	3,828	3,985

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (3.5% as of September 30, 2004); proceeds used to finance equipment for facility expansion	1,347	404

Total long-term debt	7,875	7,089
Less current portion	(815)	(590)

	$7,060	$6,499

The following is a schedule of debt maturities as of September 30, 2004 (in thousands):

Long-Term Debt
2004	$429
2005	495
2006	490
2007	490
2008	490
Thereafter	5,481

Total	$7,875

At September 30, 2004, the Company was in compliance with all financial covenants provided for in its long-term debt agreements.

5. COMMITMENTS AND CONTINGENCIES

Litigation

Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against Exactech and one of Exactech’s former employees. The complaint sought damages in an undisclosed amount alleging that a former employee of Exactech, who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that Exactech is liable for tortious interference with that agreement. This complaint was dismissed by the court on April 21, 2004.

There are various other claims, lawsuits, disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of its business, principally product liability cases. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. The Company cannot provide assurance that it will not face claims resulting in substantial liability for which it is not fully insured or that it will be able to maintain adequate levels of insurance on acceptable terms. A partially or completely uninsured successful claim against Exactech of sufficient magnitude could have a material adverse effect on its earnings and cash flows due to the cost of defending itself against such a claim. Exactech establishes accruals for losses that are deemed to be probable and subject to reasonable estimation.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although Exactech has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that have been acceptable, Exactech may not be able to procure acceptable policies in the future.

Purchase Commitments

At September 30, 2004, Exactech had outstanding commitments for the purchase of inventory and raw materials of $9.5 million, along with commitments to purchase $2.8 million of capital equipment. At September 30, 2004, Exactech had outstanding purchase commitments associated with certain distribution agreements of $3.2 million throughout the remaining two year term of the agreements.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation in an amount of up to $5 million for a period of five years, the proceeds of which are to be used for the acquisition of various spine and spine-related product lines. As of September 30, 2004, the Company has extended $500,000 to Altiva under this commitment. On November 2, 2004, the Company extended an additional $515,000 for a product line acquisition by Altiva. These loans can be converted into shares of the capital stock of Altiva, and in the event that Exactech loans the full $5 million commitment, upon exercise of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech is committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company has guaranteed an initial $3 million line of credit with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”). At September 30, 2004, there was $312,000 outstanding under this line. The Company recognized a contingent liability of $132,000 based on the fair value of this guarantee. Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement (the “Stockholders Agreement”) under the terms of which Exactech was granted an option (the “Buyout Option”), exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under the Buyout Option will be based on a valuation of Altiva that is obtained by reference to a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the Buyout Option is exercised. The valuation of Altiva used to compute the purchase price of the Buyout Option may not be less than $25 million. Pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Exactech has evaluated its investment in Altiva related to these financing commitments to determine if Altiva should be consolidated in Exactech’s financial statements. As of September 30, 2004, based on this evaluation, management believes that Altiva should not be consolidated. Moving forward, we will conduct the same evaluation each interim period to determine the necessity to consolidate Altiva into our financial statements. Should Exactech fully fund all of the commitments, dependent on the operating performance of Altiva, future funding by Exactech and draws on the line of credit guaranteed by Exactech, Exactech may be required to consolidate Altiva under the provisions of FIN 46R.

6. SEGMENT INFORMATION

The Company reports segment information by its major product lines: knee products, hip products, tissue services, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. The Company evaluates the performance of its operating segments based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
Three months ended September 30,
2004
Net sales	$11,079	$3,762	$2,586	$2,053	$19,480
Segment income (loss) from operations	$2,371	$552	$242	$(265)	$2,900

2003
Net sales	$9,434	$3,692	$2,560	$1,331	$17,017
Segment income (loss) from operations	1,861	332	280	(190)	2,283

Nine months ended September 30,
2004
Net sales	$36,329	$11,689	$7,874	$4,963	$60,855
Segment income (loss) from operations	7,480	1,809	565	(798)	9,056

2003
Net sales	$30,562	$11,200	$7,096	$3,927	$52,785
Segment income (loss) from operations	5,402	1,250	1,062	(832)	6,882

Segment assets are summarized in the following table. Capitalized surgical instruments are reported as assets of the segment associated with the appropriate implant product line supported by those assets:

	(in thousands)
	Knee	Hip	Tissue Services	Other	Total
September 30, 2004
Total assets, net	$20,987	$15,505	$2,357	$3,520	$42,369

December 31, 2003
Total assets, net	$18,935	$13,486	$2,485	$1,146	$36,052

Total assets not identified with a specific segment (in thousands of dollars) were $37,052 at September 30, 2004 and $34,286 at December 31, 2003. Assets not identified with a specific segment include cash and cash equivalents, accounts receivable, refundable income taxes, prepaid expenses, land, facilities, office furniture and computer equipment, and other assets. During the nine month periods ended September 30, 2004 and 2003, Exactech invested (in thousands of dollars) $2,462 and $3,488 respectively, on non-segment specific capital expenditures.

Geographic distribution of sales is summarized in the following table:

	2004	2003
Three months ended September 30,
Domestic sales revenue	$16,133	$14,752
Sales revenue from Spain	1,226	726
Other international sales revenue	2,121	1,539

Total sales revenue	$19,480	$17,017

	2004	2003
Nine months ended September 30,
Domestic sales revenue	$49,674	$43,345
Sales revenue from Spain	4,592	3,999
Other international sales revenue	6,589	5,441

Total sales revenue	$60,855	$52,785

7. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
Net income	$1,676			$1,536

Basic EPS:
Net income available to common shareholders	$1,676	11,122	$0.15	$1,536	10,993	$0.14

Effect of dilutive securities: Stock options		594			548

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,676	11,716	$0.14	$1,536	11,541	$0.13

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
Net income	$5,447			$4,747

Basic EPS:
Net income available to common shareholders	$5,447	11,081	$0.49	$4,747	10,964	$0.43

Effect of dilutive securities: Stock options		553			487

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,447	11,634	$0.47	$4,747	11,451	$0.41

At September 30, 2004, there were 1,055,246 options to purchase shares of common stock at prices ranging from $3.34 to $21.09 per share outstanding. For the three months ended September 30, 2004, there were 12,000 options at an exercise price of $21.09 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. At September 30, 2003, there were 1,024,280 options to purchase shares of common stock at prices ranging from $3.34 to $14.46 per share outstanding. For the three months ended September 30, 2003, there were no options excluded from the computation of diluted EPS.

For the nine months ended September 30, 2004, there were 12,000 options at an exercise price of $21.09 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2003, there were 89,000 options at an exercise price of $14.46 per share excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and related notes appearing elsewhere herein.

Overview of Exactech

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation and supplies, as well as distributes services for biologic materials to hospitals and physicians in the United States and internationally. Our revenues are primarily derived from sales of our knee and hip joint replacement systems; however, revenues from worldwide distribution of bone paste products processed for use in non-spinal musculoskeletal orthopaedic procedures have steadily increased as a percentage of our total revenues. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement and the InterSpace™ pre-formed cement hip and knee spacers, are expected to contribute to our anticipated revenue growth. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Exactech, Inc.

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning active knee, hip, shoulder and biological products. Royalty expenses consist primarily of payments made to the owners of patents and surgeons who have licensed the use of their inventions or contributed their professional expertise to us for our product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

In marketing our products, Exactech uses a combination of direct customer contact and service to orthopaedic surgeons as our primary marketing focus and traditional targeted media marketing. Since surgeons are the primary decision makers when it comes to the choice of products and services that best meet the needs of their patients, Exactech’s marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our independent domestic sales agencies and network of independent distributors internationally, we conduct this effort through continuing education forums, training programs and product development advisory panels.

Overview of the Three and Nine Months Ended September 30, 2004

Net revenue for the third quarter ended September 30, 2004 increased 15% to $19.5 million, from $17.0 million in the third quarter of 2003. Net income for the quarter increased 9% to $1.7 million, or $.14 per diluted share, compared to $1.5 million, or $.13 per diluted share, in the third quarter of 2003.

For the nine months ended September 30, 2004, revenue increased 15% to $60.9 million from $52.8 million in the first nine months of 2003. Net income for the first nine months of 2004 was up 15% to $5.4 million, or $.47 per diluted share, compared to $4.7 million, or $.41 per diluted share, in the first nine months of 2003.

Gross margins for the quarter ended September 30, 2004 of 68% remained constant as compared to the quarter ended September 30, 2003. For the nine months ended September 30, 2004, gross margins were 67%, the same as the nine months ended September 30, 2003. For the third quarter of 2004, total operating expenses increased 11% to $10.3 million from $9.3 million in the same quarter last year. For the nine months ended September 30, 2004, total operating expenses increased at the same rate of 11% to $31.7 million as compared to $28.6 million in the comparable nine month period ended September 30, 2003.

As expected, increases in inventory caused inventory turns in the third quarter to decrease to .90 compared with .98 in the third quarter a year ago. For the nine months ended September 30, 2004, inventory turns were down to 1.00 as compared to 1.07 for the nine months ended September 30, 2003. Accounts receivable days sales outstanding, on an average annualized basis, decreased from 76 days in the quarter ended September 30, 2003 to 74 days in the quarter ended September 30, 2004 and 65 for the nine months ended September 30, 2004, down from 69 days for the same period last year.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and nine month periods ended September 30, 2004 and September 30, 2003:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
Knee Products	$11,079	56.9%	$9,434	55.4%	$36,329	59.7%	$30,562	57.9%
Hip Products	3,762	19.3%	3,692	21.7%	11,689	19.2%	11,200	21.2%
Tissue Services	2,586	13.3%	2,560	15.1%	7,874	12.9%	7,096	13.5%
Other Products	2,053	10.5%	1,331	7.8%	4,963	8.2%	3,927	7.4%

Total	$19,480	100.0%	$17,017	100.0%	$60,855	100.0%	$52,785	100.0%

The following table includes items from the Condensed Statements of Income for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2004 - 2003 Incr (decr)		% of Sales
	2004	2003	$	%	2004	2003
Net sales	19,480	17,017	2,463	14.5%	100.0%	100.0%
Cost of goods sold	6,262	5,450	812	14.9%	32.1%	32.0%

Gross profit	13,218	11,567	1,651	14.3%	67.9%	68.0%
Operating expenses:
Sales and marketing	5,532	5,245	287	5.5%	28.4%	30.8%
General and administrative	2,019	1,739	280	16.1%	10.4%	10.2%
Research and development	1,145	864	281	32.5%	5.9%	5.1%
Depreciation and amortization	976	931	45	4.8%	5.0%	5.5%
Royalties	646	505	141	27.9%	3.3%	3.0%

Total operating expenses	10,318	9,284	1,034	11.1%	53.0%	54.6%

Income from operations	2,900	2,283	617	27.0%	14.9%	13.4%
Other (expenses) income, net	(212)	197	(409)	-207.6%	-1.1%	1.2%

Income before taxes	2,688	2,480	208	8.4%	13.8%	14.6%
Provision for income taxes	1,012	944	68	7.2%	5.2%	5.5%

Net income	1,676	1,536	140	9.1%	8.6%	9.0%

	Nine Months Ended September 30,		2004 - 2003 Incr (decr)		% of Sales
	2004	2003	$	%	2004	2003
Net sales	60,855	52,785	8,070	15.3%	100.0%	100.0%
Cost of goods sold	20,085	17,295	2,790	16.1%	33.0%	32.8%

Gross profit	40,770	35,490	5,280	14.9%	67.0%	67.2%
Operating expenses:
Sales and marketing	17,227	15,905	1,322	8.3%	28.3%	30.1%
General and administrative	6,234	5,593	641	11.5%	10.2%	10.6%
Research and development	3,463	2,776	687	24.7%	5.7%	5.3%
Depreciation and amortization	2,921	2,565	356	13.9%	4.8%	4.9%
Royalties	1,869	1,769	100	5.7%	3.1%	3.4%

Total operating expenses	31,714	28,608	3,106	10.9%	52.1%	54.2%

Income from operations	9,056	6,882	2,174	31.6%	14.9%	13.0%
Other (expenses) income, net	(454)	597	(1,051)	-176.0%	-0.7%	1.1%

Income before taxes	8,602	7,479	1,123	15.0%	14.1%	14.2%
Provision for income taxes	3,155	2,732	423	15.5%	5.2%	5.2%

Net income	5,447	4,747	700	14.7%	9.0%	9.0%

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Net Sales

Worldwide sales, reported net of discounts, increased 15% to $19.5 million in the quarter ended September 30, 2004 from $17.0 million in the quarter ended September 30, 2003. Sales of knee implant products continued to drive our sales growth, increasing 17% to $11.1 million for the quarter ended September 30, 2004 from $9.4 million for the quarter ended September 30, 2003, as we experienced growth in units and growth in average selling prices in the range of 6% to 8%. Sales of hip implant products increased modestly to $3.8 million for the quarter ended September 30, 2004 from $3.7 million for the quarter ended September 30, 2003. Revenue from the distribution of tissue services remained relatively the same at $2.6 million for the quarter ended September 30, 2004 from the comparable quarter in 2003. Sales of bone cement products, including the Cemex® hip and knee spacers, increased to $823,000 in the quarter ended September 30, 2004 from $189,000 in the comparable quarter ended September 30, 2003, primarily due to the contribution of the spacers. Sales of all other product lines, including surgical instrumentation, increased 8% to $1.2 million for the quarter ended September 30, 2004 from $1.1 million for the comparable quarter ended September 30, 2003. For the nine months ended September 30, 2004, worldwide sales, reported net of discounts, increased 15% to $60.9 million from $52.8 million for the nine months ended September 30, 2003 with the increases in sales of knee implant products continuing to pace the growth. For the nine months ended September 30, 2004, sales of knee implant products increased 19% to $36.3 million from $30.6 million for the first nine months ended September 30, 2003.

In the United States, sales revenue increased 9% to $16.1 million for the quarter ended September 30, 2004, which represented 83% of total sales, from $14.8 million for the quarter ended September 30, 2003, which represented 87% of total sales revenue. This increase was primarily due to unit sales growth, aided by increases in average selling prices in the United States in the range of 4% to 8%. For the nine months ended September 30, 2004, domestic sales revenue increased 15% to $49.7 million, which represented 82% of worldwide sales, as compared to $43.3 million, which also represented 82% of worldwide sales, for the nine months ended September 30, 2003. This increase was primarily due to unit sales growth, again, aided by increases in average selling prices in the United States in the range of 4% to 8%. International sales increased 48% to $3.3 million for the quarter ended September 30, 2004, representing 17% of total sales, from $2.3 million for the quarter ended September 30, 2003, representing 13% of total sales, as we continued to benefit from expansion of our distribution in Europe. For the nine months ended September 30, 2004, international sales revenue of $11.2 million, representing 18% of total worldwide revenue, was an increase of 18% from $9.4 million, representing 18% of total sales, during the same period last year.

Gross Profit

Gross profit increased 14% to $13.2 million in the quarter ended September 30, 2004, as compared to $11.6 million in the quarter ended September 30, 2003. As a percentage of sales, gross profit remained unchanged at 68% in each of the quarters ended September 30, 2004 and 2003, as the higher mix of international to domestic sales offset cost improvements from internal manufacturing expansion due to the lower gross margins realized on international distribution. For the nine months ended September 30, 2004, gross profit increased 15% to $40.8 million from $35.5 million for the nine months ended September 30, 2003. As a percentage of sales, gross profit remained constant at 67% for each of the nine months ended September 30, 2004 and 2003.

Operating Expenses

Total operating expenses increased 11% to $10.3 million for the quarter ended September 30, 2004 from $9.3 million for the quarter ended September 30, 2003. As a percentage of sales, total operating expenses decreased to 53% for the quarter ended September 30, 2004, as compared to 55% for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, total operating expenses increased 11%, to $31.7 million from $28.6 million for the nine months ended September 30, 2003. As a percentage of sales, total operating expenses decreased to 52% for the nine months ended September 30, 2004 as compared to 54% for the same nine month period ended September 30, 2003. The decrease, as a percentage of sales, of total operating expenses is largely due to our commitment to expense control, matching expenditures to revenue growth.

Sales and marketing expenses, the largest and most variable component of total operating expenses, increased 6% to $5.5 million for the quarter ended September 30, 2004 from $5.2 million for the quarter ended September 30, 2003. The increase was primarily due to the variable nature of these expenses related to sales growth, with the largest component being payments to independent sales representatives for their services to hospitals and surgeons on our behalf. As a percentage of sales, sales and marketing expenses decreased to 28% for the quarter ended September 30, 2004 as compared to 31% for the quarter ended September 30, 2003, due to relatively lower payments to independent sales representatives, as a percentage of worldwide sales, and comparatively lower production costs of marketing materials. For the nine months ended September 30, 2004, sales and marketing expenses increased 8% to $17.2 million as compared to $15.9 million for the nine months ended September 30, 2003, primarily due to the variable nature of these expenses related to our growth in sales. As a percentage of sales, sales and marketing expenses decreased to 28% for the nine months ended September 30, 2003 as compared to 30% for the nine months ended September 30, 2003. Looking forward, growth rates in sales and marketing expenses are expected to increase to support new product introductions in the fourth quarter and into the first half of next year.

General and administrative expenses increased 16% to $2.0 million for the quarter ended September 30, 2004 from $1.7 million for the quarter ended September 30, 2003, primarily as a result of increases in our product liability insurance costs. As a percentage of sales, general and administrative expenses remained unchanged at 10% for each of the quarters ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, general and administrative expenses increased 12% to $6.2 million from $5.6 million for the nine months ended September 30, 2003, primarily driven by increases in product liability costs, including increases in insurance premiums. As a percentage of sales, general and administrative expenses decreased slightly to 10.2% for the nine months ended September 30, 2004 from 10.6% for the nine months ended September 30, 2003.

Research and development expenses increased 33% to $1.1 million for the quarter ended September 30, 2004 from $864,000 for the quarter ended September 30, 2003, as a result of expenditures on new implant product lines, including the Novation™ hip system, the Equinoxe™ shoulder system, as well as the OpteCure™ biologic service development project. As a percentage of sales, research and development expenses increased to 6% for the quarter ended September 30, 2004 from 5% for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses increased 25% to $3.5 million from $2.8 million for the nine months ended September 30, 2003, as a result of increased investment in hip development projects and development of new technology in biologics and alternative bearing surfaces. As a percentage of sales, research and development expenses increased to 6% for the nine months ended September 30, 2004 from 5% for the nine months ended September 30, 2003. Looking forward, we anticipate expenditures for research and development to continue to increase as we bring new and innovative products, which improve our patients’ outcomes, to market. As a percentage of sales, research and development expenses are anticipated to be in the range of 6% to 7% next year.

Depreciation and amortization increased 5% to $976,000 for the quarter ended September 30, 2004 from $931,000 for the quarter ended September 30, 2003. Depreciation expenses increased primarily as a result of our continued investment in surgical instrumentation and manufacturing equipment. During the quarter ended September 30, 2004, $414,000 of surgical instruments and $276,000 of manufacturing equipment was placed in service. As a percentage of sales, depreciation and amortization remained unchanged at 5% for each of the quarters ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, depreciation and amortization increased 14% to $2.9 million from $2.6 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we have invested $1.5 million in surgical instruments and $1.6 million in manufacturing equipment. As a percentage of sales, depreciation and amortization was unchanged at 5% in the nine months ended September 30, 2004 and 2003.

Royalty expenses increased 28% to $646,000 for the quarter ended September 30, 2004 from $505,000 for the quarter ended September 30, 2003 primarily as a result of the strong sales growth in knee implant products, which carry a higher royalty charge than other implant products. As a percentage of sales, royalty expenses remained relatively constant at 3% for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, royalty expenses increased 6% to $1.9 million from $1.8 million for the nine months ended September 30, 2003, as a result of the overall increase in sales. As a percentage of sales, royalty expenses remained constant at 3% for the each of the nine months ended September 30, 2004 and 2003.

Income from Operations

Our income from operations increased 27% to $2.9 million for the quarter ended September 30, 2004 from $2.3 million for the quarter ended September 30, 2003. The increase was primarily due to the increase in sales revenue, augmented by a reduction in total operating expenses, as a percentage of sales. For the nine months ended September 30, 2004, income from operations increased 32% to $9.0 million from $6.9 million for the nine months ended September 30, 2003, again, primarily from increases in sales revenue accompanied by a reduction in total operating expenses, as a percentage of sales.

Other Income and Expenses

For the quarter ended September 30, 2004, we incurred net interest expense of $64,000, as compared to $45,000 for the quarter ended September 30, 2003, primarily as a result of increased borrowing associated with the expansion of our current facility. For the quarter ended September 30, 2004, interest expense of $79,000 was partially offset by $15,000 of interest income, while for the quarter ended September 30, 2003, interest expense of $50,000 was partially offset by $5,000 of interest income. For the nine months ended September 30, 2004, we incurred net interest expense of $180,000, as compared to $105,000 for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 of $205,000 was partially offset by $25,000 of interest income. Interest expense for the nine months ended September 30, 2003 of $130,000 was partially offset by $25,000 of interest income. We recognized a gain of $250,000 for the quarter ended September 30, 2003 and a gain of $750,000 for the nine months ended September 30, 2003 from the settlement of litigation with RTI. These settlement payments ended in the fourth quarter of 2003.

Our share of the net loss of our other investments in Altiva and our Chinese joint venture for the quarter ended September 30, 2004 was $134,000, as compared to net income of $13,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the net loss in these other investments was $326,000 as compared to $3,000 during the nine months ended September 30, 2003. Due to the startup nature of these investments, we expect these losses in other investments to continue in the near term consistent with those experienced during the nine months ended September 30, 2004. During the quarter ended September 30, 2004, we incurred a loss on foreign currency exchange of $14,000, as compared to $21,000 for the quarter ended September 30, 2003, as a result of Euro denominated accounts payable related to purchases of inventory. See “Item 3: Quantitative and Qualitative Disclosures About Market Risk” in this report. During the nine months ended September 30, 2004, we realized a foreign currency exchange gain $52,000, as compared to a loss of $45,000 for the nine months ended September 30, 2003.

Net Income

Income before provision for income taxes increased 8% to $2.7 million for the quarter ended September 30, 2004 from $2.5 million for the quarter ended September 30, 2003. The provision for income taxes was $1.0 million for the quarter ended September 30, 2004 compared to $944,000 in the quarter ended September 30, 2003. The effective tax rate in the quarter ended September 30, 2004 was 37.6%, as compared to 38.1% in the quarter ended September 30, 2003, primarily as a result of the tax benefit from international sales growth during the quarter. For the nine months ended September 30, 2004, income before provision for income taxes increased 15% to $8.6 million from $7.5 million for the nine months ended September 30, 2003. The provision for income taxes was $3.2 million for the nine months ended September 30, 2004, as compared to $2.7 million for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 36.7%, as compared to 36.5% in the nine months ended September 30, 2003. The relative stability in the effective tax rate for the nine months ended September 30, 2004 as compared to the same period last year resulted from the domestic international sales revenue mix remaining relatively constant.

As a result of the foregoing, we realized net income of $1.7 million for the quarter ended September 30, 2004, compared to $1.5 million for the quarter ended September 30, 2003, an increase of 9%. As a percentage of sales, net income decreased slightly to 8.6% for the quarter ended September 30, 2004 from 9.0% for the quarter ended September 30, 2003. Earnings per share on a diluted basis were $0.14 for the quarter ended September 30, 2004 as compared to $0.13 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, we realized net income of $5.4 million, as compared to $4.7 million for the nine months ended September 30, 2003, an increase of 15%. As a percentage of sales, net income remained unchanged at 9.0% for each of the nine months ended September 30, 2004 and 2003. Earnings per share on a diluted basis were $0.47 for the nine months ended September 30, 2004 as compared to $0.41 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of commercial debt financing, sales of equity securities and cash flows from our operating activities. At September 30, 2004, we had working capital of $38.3 million, an increase of 13% from $33.9 million at September 30, 2003. Our cash and cash equivalents increased slightly to $3.6 million at September 30, 2004 from $3.5 million at December 31, 2003. While we expected a cash position decrease due to inventory increases associated with new product rollouts, ongoing capital acquisitions and our funding of our investment commitment to Altiva, the slight cash increase resulted from lower than anticipated funding for Altiva and improved management of accounts receivable. We believe that cash flows from operations and borrowing under our existing line of credit facility will be sufficient to meet our commitments and cash requirements in the following twelve months.

Operating Activities- Operating activities provided net cash of $5.3 million for the nine months ended September 30, 2004, as compared to $5.8 million for the nine months ended September 30, 2003. The primary reason for the decrease in net cash provided by operating activities was the increase in inventory. For the nine months ended September 30, 2004, the increase in inventory used net cash of $4.1 million as compared to $3.0 million for the nine months ended September 30, 2003. The increase in accounts receivable used net cash of $2.0 million in the nine months ended September 30, 2004, as compared to $1.4 million in the nine months ended September 30, 2003. The increase in other liabilities during the nine months ended September 30, 2004 provided net cash of $526,000 as compared to $1.1 million during the nine months ended September 30, 2003, while the increases in accounts payable provided net cash of $626,000 in the nine months ended September 30, 2004 as compared to $1.7 million in the same nine month period ended September 30, 2003. As we continue to prepare for the introduction of new implant and biologic service product lines, we anticipate increases in inventory to continue to use cash for the remainder of the year and into first half of next year.

Investing Activities- We used net cash in investing activities of $6.8 million for the nine months ended September 30, 2004, as compared to $7.6 million for the nine months ended September 30, 2003, primarily for the purchase of property and equipment associated with the expansion of our manufacturing capacity and the acquisition of technology licenses and patents. For the nine months ended September 30, 2004, we used cash of $2.2 million for the purchase of patents as compared to $1.0 million for the nine months ended September 30, 2003. For the purchase of property and equipment, we used cash of $3.7 million in the nine months ended September 30, 2004 as compared to $6.7 million in the same period last year. In the nine months ended September 30, 2004, we used cash of $503,000 as part of our commitment to lend Altiva Corporation up to $5 million to fund product line acquisitions (see the discussion in Financing Activities below). On November 2, 2004, we funded an additional principal amount of $515,000 for a new product line acquisition by Altiva.

Financing Activities- Financing activities provided net cash of $1.5 million in the nine months ended September 30, 2004, as compared to $2.8 million in the nine months ended September 30, 2003. In the first nine months of 2004, borrowings under our commercial loan agreements to finance the facility expansion and equipment acquisitions provided net cash of $1.1 million, as compared to $2.4 million in the comparable period ended September 30, 2003, while net payments on our commercial loans in the nine months ended September 30, 2004 used cash of $310,000. Proceeds from the exercise of outstanding stock options provided cash of $755,000 in the nine months ended September 30, 2004, as compared to $447,000 in the nine months ended September 30, 2003.

Exactech renewed its credit facility in July 2004 with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. As a part of the renewal, the credit line limit was increased to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at One-Month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon our ratio of funded debt to EBITDA. At September 30, 2004, there were no amounts outstanding under Exactech’s line and $312,000 was outstanding on the Altiva guaranteed line of credit bearing an interest rate of 3.34%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond as of September 30, 2004 was $2.7 million bearing a variable rate of interest of 1.77%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2004, there was $3.8 million outstanding under this loan bearing a variable rate of interest equal to 3.33%. During February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At September 30, 2004, $1.3 million was outstanding under this loan bearing a variable rate of interest equal to 3.5%. Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at September 30, 2004.

At September 30, 2004, Exactech had outstanding commitments for the purchase of inventory and raw materials of $9.5 million and $2.8 million of capital equipment, as well as purchase commitments related to certain distribution agreements of $3.2 million.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, we have committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. As of September 30, 2004, we had extended to Altiva the principal sum of $500,000 under this commitment. On November 2, 2004, we extended an additional principal sum of $515,000. These loans can be convertible into shares of the capital stock of Altiva, at our option any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, we have committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which would be collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, we have guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of September 30, 2004, there was $312,0000 outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, we have recorded a liability of $132,000 related to our guarantee of Altiva’s debt with Merrill Lynch. Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be based on an Altiva valuation that is a multiple which is indexed to the price of Exactech’s common stock and multiplied by Altiva’s trailing twelve months revenue at the time the buyout option is exercised. The valuation of Altiva used to compute the purchase price of the buyout option may not be less than $25 million. Pursuant to the requirements of FIN 46R, Exactech has evaluated its investment in Altiva related to these financing commitments to determine if Altiva should be consolidated in Exactech’s financial statements. As of September 30, 2004, based on this evaluation, management believes that Altiva should not be consolidated. Moving forward, we will conduct the same evaluation each interim period to determine the necessity to consolidate Altiva into our financial statements. Should Exactech fully fund all of the commitments, dependent on the operating performance of Altiva, future funding by Exactech and draws on the line of credit guaranteed by Exactech, Exactech may be required to consolidate Altiva under the provisions of FIN 46R.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of September 30, 2004, and the weighted average interest rates are those experienced during the nine months ended September 30, 2004 (in thousands, except percentages):

	2004	2005	2006	2007	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$2,583					$2,583
Weighted average interest rate	0.7%

Short-term money market at variable interest rate	$971					$971
Weighted average interest rate	1.1%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$300	$200	$200	$1,700	$2,700
Weighted average interest rate	1.2%

Commercial construction loan at variable interest rate	$53	$210	$210	$210	$3,145	$3,828
Weighted average interest rate	2.7%

Commercial equipment loan at variable interest rate	$76	$305	$305	$305	$356	$1,347
Weighted average interest rate	3.5%

Line of credit guarantee at variable interest rate	$—	$132				$132
Weighted average interest rate	3.1%

We invoice and receive payment from international distributors in U. S. Dollars and are, as a result, not subject to risk associated with foreign currency exchange rates on accounts receivable. In connection with certain distribution agreements, we are subject to risk associated with foreign currency exchange rates on purchases of inventory payable in Euros. We do not invest in foreign currency derivatives. The U.S. dollar is considered our primary currency and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss from such currency translations.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the three months ended September 30, 2004, we completed the upgrade of our formally documented internal financial controls system. While this system did not fundamentally change Exactech’s internal control system over financial reporting, it does provide for expanded documentation of our controls and procedures and strengthen our existing controls in the following areas: financial reporting and disclosure, independent review of income tax provisions, inventory systems integration, and management review and evaluation of fixed assets and intangibles. This upgrade in our financial controls did not have a material effect on our financial statements.

Other than as described in the preceding paragraph, there was no change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Centerpulse Orthopedics, Inc. filed a lawsuit in the Civil Court in the Eighth Judicial Circuit, Alachua County, Florida, against Exactech and one of Exactech’s former employees. The complaint sought damages in an undisclosed amount alleging that a former employee of Exactech, who is a former employee of Centerpulse, breached a noncompete and confidentiality agreement, and that Exactech is liable for tortious interference with that agreement. This complaint was dismissed by the court on April 21, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2004, there were no purchases of Exactech’s shares of Common Stock made by or on behalf of Exactech or any “affiliated purchaser” of Exactech (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). Exactech’s board of directors has not adopted a repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

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

Exactech, Inc.

Date: November 5, 2004	By:	/s/ William Petty
William Petty, M.D.
President, Chief Executive Officer and
Chairman of the Board

Date: November 5, 2004	By:	/s/ Joel C. Phillips
Joel C. Phillips
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Executive Officer pursuant to 18 USC Section 1350