Form 10-K
period 2004-12-31
EXACTECH INC
filed 2005-03-15
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 4, 2005, the number of shares of the registrant’s Common Stock outstanding was 11,153,752. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $139,802,000 based on a closing sale price of $21.70 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

and

CROSS REFERENCE SHEET

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in Item 7 of this report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Exactech, Inc. (the “Company”, or “Exactech”) develops, manufactures, markets, distributes and sells orthopaedic implant devices, related surgical instrumentation and biologic materials to hospitals and physicians in the United States and internationally. The Company was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. The Company’s revenues are principally derived from sales and distribution of its joint replacement systems, including knee and hip implant systems, and distribution of biologic allograft materials.

The Company manufactures some components of its knee and hip joint replacement systems at its facility in Gainesville, Florida utilizing computer aided manufacturing equipment. Internal manufacturing is complemented by externally manufactured components through the formation of strategic alliances with suppliers and business partners. Other products and services are acquired and distributed through exclusive agreements, such as the Company’s agreements with Regeneration Technologies, Inc. (“RTI”), Link America, Inc. and its parent company, Waldemar Link GmbH & Co. (“Link”), Tecres, S.p.A (“Tecres”) and Biomatlante SARL (“Biomatlante”).

On October 30, 2003, for an investment of $1 million, the Company acquired a 16.7% minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement under which the Company purchased this minority interest, the Company has committed to make loans available to Altiva in an amount not to exceed $5 million for a period of five years as well as provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount not to exceed $6 million. As of December 31, 2004, the Company had extended to Altiva the principal sum of $1.0 million under its commitment and has guaranteed an initial $3.0 million line of credit on behalf of Altiva with Merrill Lynch Business Financial Services, Inc. The guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. The Company also entered into a Stockholders Agreement with Altiva and some stockholders of Altiva under the terms of which the Company was granted an option to purchase all of Altiva’s outstanding securities for a specified purchase price. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Gabelli & Company, Inc. in December 2003, the worldwide market for orthopaedic products in 2003 was estimated to be $16 billion, and is expected to grow at a rate of 10% to 13% annually over the next ten years. According to this study, four market segments in which the Company offers its products and services, knee reconstructive devices, hip reconstructive devices, biologic materials and other products (which includes instrumentation and other orthopaedic products), were estimated to be $3.2 billion, $2.9 billion, $0.8 billion and $4.3 billion, respectively, during 2003.

Management shares the belief that the industry will continue to grow due to an aging population in much of the world. The same report by Gabelli & Company highlighted US Census Bureau statistics that reveal the number of people who are over the age of 65 in the United States is projected to increase steadily to 70 million by the year 2030, as compared to 35 million in 2000. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

The Company’s joint replacement implant products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft materials, like those distributed by Exactech, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.

The following table includes the net revenue and percentage of net sales for each of the Company’s product lines for the years ended December 31, 2004, 2003 and 2002:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
Knee Implants	$48,718	59.5%	$41,273	57.9%	$33,576	56.6%
Hip Implants	15,615	19.1%	14,904	20.9%	14,287	24.1%
Biologics	10,275	12.6%	9,685	13.6%	7,243	12.2%
Other Products	7,207	8.8%	5,393	7.6%	4,196	7.1%

Total	$81,815	100.0%	$71,255	100.0%	$59,302	100.0%

Knee Implants. The Company believes that its Optetrak® knee system represents a major advance in knee implant design. The Optetrak® knee system is a modular system designed to improve the movement of the knee cap, which is called patellar tracking, reduce the force between surfaces in a joint, also called articular contact stress, that leads to implant failure, and provide a functional range of motion.

The Optetrak® system provides for a variety of femoral components which relate to the thighbone, or femur, region, and includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to maintain certain ligaments) or a posterior stabilized femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to eliminate certain ligaments). The Optetrak® system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The constrained version includes two types of femoral components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes stem and block augmentation to aid in repairing damaged or weakened bone. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of failure of previous treatments. During 2004, the Company began full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak® system. This line extension includes a cruciate sparing, posterior stabilized and a new high flexion line. These asymmetrical line extensions will provide for differentiated right and left femoral components that the Company hopes will be successful in meeting surgeon preferences. In 2005, the company plans to further expand the Optetrak® line with introduction of a unicondylar knee designed for cases where only one compartment of the knee is replaced, low profile instrumentation for reduced incision surgery and a rotating bearing knee system for international markets.

In March 2002, the Company commenced distributing Link’s line of implant products which includes the Link®Endo-ModelTM Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-ModelTM Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement.

Hip Implants. The Company’s line of hip implant and instrument products includes the AcuMatch® Integrated Hip System which is designed to address the majority of requirements for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral stem, the A-Series acetabular components for the hip socket, the P-Series press-fit femoral stem, the M-Series modular femoral stem, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch® cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA®Revision Hip System.

The Company’s AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty, or joint reconstructive surgery. The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with sufficient polyethylene thickness to help lower stresses in the polyethylene liner. The AcuMatch® M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures. A low profile instrumentation system was launched during 2004 to support cases in which the surgeon may choose a smaller incision length.

The Link hip implant product lines distributed by the Company include the MPTM Modular Femoral Revision stem, offering surgeons a product specifically designed and required for situations where there is deficient proximal bone (the top quarter of the femur). This unique design offers enhanced stability and fatigue strength over and above competitive stems indicated for similar clinical situations. Also distributed by the Company is the Link® Saddle Prosthesis, a salvage type prosthesis designed to support the pelvic region when the acetabulum cannot be reconstructed, the Link SPII® hip stem, and the Link® Partial Pelvis.

Beginning in 2005, the Company plans to introduce initial components of the new Novation™ hip system, which the Company feels will make its hip offerings more competitive. The Novation™ hip system will ultimately feature press-fit and cemented primary femoral stems, press-fit revision stems, and a comprehensive acetabular system which will be designed to incorporate the use of enhanced polyethylene as well as future alternative bearing couples such as ceramic on ceramic and diamond on diamond. Both the ceramic and diamond bearing alternatives are expected to require a Food and Drug Administration (“FDA”)approval process that will extend beyond 2005.

Biologics. The Company is the exclusive, worldwide distributor of bone paste materials processed by RTI for use in non-spinal musculoskeletal orthopaedic procedures. These unique allograft materials are distributed as Opteform® and Optefil® and are clinically proven for effectively repairing bone and filling bone defects. During 2002, the Company obtained the distribution rights to Optefil® as part of the settlement of its arbitration with RTI. During 2003, the Company continued to expand the breadth of its allograft materials line in cooperation with RTI by releasing the Optefil® RT line and intends to release an Opteform® RT line during early 2005. These Room Temperature, or RT, lines are allograft products that are distributed in a non-frozen form. As an addendum to the RTI distribution agreement, the Company also initiated distribution of Regenaform® and Regenafil® product lines during July 2003 for usage in oral and dental applications.

In March 2004, the Company received clearance from the FDA to market a new demineralized bone matrix, or DBM, based human allograft material. The Company intends a limited release of this material to market in early 2005. OpteCureTM includes a synthetic bioabsorbable polymer carrier technology, previously licensed from Genzyme Corp.

In 2005, the Company intends to commence full-scale marketing of OpteMxTM a Tri-Calcium Phosphate/Hydoxyapatite based synthetic bone graft extender licensed under an exclusive U.S. distribution agreement with Biomatlante.

Other Products. The AcuDriver® Automated Osteotome System is an air-driven impact hand piece that assists surgeons during joint implant revision procedures by aiding in effective removal of failed prostheses and bone cement. The AcuDriver® accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

The Link® S.T.A.R.TM ankle is currently distributed under terms of an FDA approved Investigational Device Exemption (“IDE”); however, there is no assurance that Exactech will continue to distribute the S.T.A.R.TM ankle product in the future. The Company also distributes Link surgical instrumentation that can be used in various orthopaedic procedures including shoulder, knee, spine, foot, ankle and hip arthroplasty.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex® is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. The Company distributes Cemex® in the United States under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A. In June 2004, Exactech gained FDA clearance and began marketing Cemex Genta, a bone cement containing antibiotics. In 2004 the Company announced that Tecres had received clearance from the FDA to market pre-formed cement hip and knee spacer products containing an antibiotic that is included in the Company’s distribution agreement. The InterSpaceTM hip and knee spacers are used in two stage revision procedures involving an infection with a previously implanted prosthesis and provides orthopaedic surgeons with a new, convenient way to treat this difficult problem. The Company began marketing the spacers in 2004.

In 2002, the Company acquired rights to a patented total shoulder system from Teknimed, S.A. (“Teknimed”), a French manufacturer of orthopaedic implants and processor of biological products. Teknimed continued to manufacture and distribute the shoulder system in Europe for the Company while Exactech established appropriate manufacturing support and upgraded the design. In November 2004, the company received FDA clearance for marketing the EquinoxeTM shoulder system in the United States in limited release. Full market release is scheduled for the first quarter of 2005.

Marketing and Sales

The Company markets its orthopaedic implant products in the United States through fifty independent sales agencies and one domestic distributor. These agencies, along with their independently contracted personnel, serve as the Company’s sales representatives. Internationally, the Company markets its products through twenty-two distributors that currently distribute products in twenty-five countries. The customers for the Company’s products are hospitals, surgeons and other physicians and clinics.

The Company generally has contractual arrangements with its independent sales agencies whereby the agency is granted the exclusive right to sell the Company’s products in the specified territory. In turn, the agency is required to meet sales quotas to maintain its relationship with the Company. The Company typically pays its sales agencies a commission based on net sales. The Company is highly dependent on the expertise and customer relationships of its sales agencies. The Company’s sales organization is managed by six Regional Directors of Sales assigned to the East, Central, Midwest, Southeast, Southwest and West regions. The Company has a contractual arrangement with its domestic distributor that is similar to its arrangements with its sales agencies, except the Company does not pay the distributor commissions and the distributor purchases inventory from the Company for use in fulfilling customer orders. The Company currently offers its products in all fifty states, and the District of Columbia.

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

During 2004, 2003 and 2002, approximately 3%, 3% and 4%, respectively, of the Company’s sales were derived from a major hospital customer. During 2004, 2003, and 2002, one international distributor accounted for approximately 7%, 8% and 8%, respectively, of the Company’s sales.

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

For the years ended December 31, 2004, 2003 and 2002, international sales accounted for $15,659,000, $12,895,000, and $9,441,000, respectively, representing approximately 19%, 18% and 16%, respectively, of the Company’s sales. Of those international sales, sales to the Company’s Spanish distributor accounted for $5,973,000, $5,628,000, and $4,838,000 in 2004, 2003 and 2002, respectively. The Company intends to continue to expand its sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in its history, the Company utilized third-party vendors for the manufacture of all of its component parts, while internally performing product design, quality assurance and packaging. At present, the Company manufactures approximately 32% of its components in its manufacturing facility and headquarters in Gainesville, Florida. The Company has continued to increase the number of internally manufactured components. With the increase of internal manufacturing, the Company has experienced a greater degree of control of production costs, and it expects this trend to continue. The Company continually assesses the manufacturing capabilities and cost-effectiveness of its existing and potential vendors in its attempts to secure its supply chain and decrease dependency on key suppliers. For the years ended December 31, 2004, 2003 and 2002, the Company purchased approximately 49%, 66% and 69%, respectively, of its externally sourced component requirements from its top three suppliers. The Company does not maintain supply contracts with most of its manufacturers, and purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. The Company has alternative sources for components. While the Company does not anticipate that it will encounter problems in obtaining adequate supplies of components, it cannot provide assurance that it will continue to be able to obtain components under acceptable terms and in a timely manner. Certain tooling and equipment unique to the Company’s products are supplied by the Company to its suppliers. Order backlog is not a material aspect of the Company’s business.

The Company’s internal manufacturing, assembly, packaging and quality control operations are conducted at its principal offices in Gainesville, Florida. Components received from its suppliers as well as internally manufactured are examined by Company personnel prior to assembly or packaging to ensure that the Company’s specifications and standards are maintained.

Patents and Proprietary Technology; License and Consulting Agreements

The Company holds United States and international patents covering several of its implant components, biologic materials technologies and some of its surgical instrumentation. The Company believes that patents and intellectual property will continue to be important in the orthopaedic industry. In this regard, the Company defends its intellectual property rights and believes that its patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that its existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event some of the Company’s intellectual property and agreements relating to its products are deemed invalid, such action could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company has entered into a verbal consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 2004, the Company paid Dr. Burstein $180,000 as compensation under this consulting agreement.

Research and Development

During 2004, 2003 and 2002, the Company expended $4,788,000, $3,748,000 and $2,803,000, respectively, on research and development and anticipates that research and development expenses will continue to increase. The Company’s research and development efforts contributed to the successful integration of the AcuMatch® hip systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. The Company’s research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of its research and development efforts, the Company has developed strategic partnerships through agreements with Genzyme Biosurgery and Diamicron Corporation to bring expertise in advanced materials to the Company’s products. The agreement with Genzyme is for the development of polymer-based synthetic biomaterials that when delivered with other biologic products support the growth of new bone. Through its agreement with Diamicron, the Company intends to apply Diamicron’s polycrystalline diamond compact, or PDC, technology to its hip implants. This diamond technology holds the promise of improved mechanical and wear characteristics over currently available technology. This technology will likely require a number of years of development and regulatory clearance prior to the release of products for sale.

The Company believes that the purchase of intellectual property and product line assets augmented by additional development provides a cost-effective and efficient way to bring products to market and expects to continue to do so in the future to complement its internal product development.

Competition

The orthopaedic industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than Exactech. The largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. These five companies, according to The Medical and Healthcare Marketplace Guide 2002-2003, published by Dorland Healthcare Information, had an estimated aggregate market share of approximately 85% in 2001.

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

Product Liability and Insurance

The Company is subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company has implemented strict quality control measures and currently maintains product liability insurance in amounts that it believes are typical in the industry for similar companies. During 2002, the Company experienced substantial increases in insurance premiums primarily due to the conditions of the insurance market in general and specifically the medical device insurance market. During 2003, the Company experienced stabilization of these insurance premiums as a percentage of sales. The Company annually evaluates its levels of product liability insurance, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether the Company will be able to secure such coverage in the future at a cost deemed to be appropriate.

Government Regulation

The Company is subject to government regulation in the United States and other countries in which it conducts business. For some products, and in some areas of the world, government regulation is significant, and there appears to be a general trend toward more stringent regulation throughout the world. Governmental regulatory actions can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of product, total or partial suspensions of production, refusals to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution. It is Exactech’s practice to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. Exactech devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business and believes that it is no more or less adversely affected by existing government regulations than are its competitors.

The primary regulatory authority in the United States is the FDA. The development, testing, marketing and manufacturing of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002 and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured. The Company is registered with the FDA and believes that it is in substantial compliance with all applicable material governmental regulations.

The Company believes it is well positioned to face the changing international regulatory environment. The International Standards Organization, or ISO, has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. The Company has successfully participated in ISO audits and obtained ISO registration. The European Union requires that medical products bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Each of the Company’s products sold in Europe bears the CE mark.

The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Violation of these laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. Civil penalties may also be imposed which exclude violators from participation in Medicare or state health programs. Regulators may challenge or review the Company’s current or future activities under these laws which would be costly and time consuming and could reduce cash flows and revenues.

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

While the Company is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience in dealing with governmental regulatory requirements and restrictions throughout the world should enable it to continue to compete effectively within this increasingly regulated environment.

Environmental Law Compliance

The Company’s operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of the Company’s manufacturing operations and these permits are subject to modification, renewal and revocation by the issuing authorities. The Company does not have underground storage tanks and believes that its facilities are in substantial compliance with its permits and environmental laws and regulations and does not believe that future environmental compliance will have a material adverse effect on its business, financial condition or results of operations. The Company’s environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at its facilities. The Company could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which its wastes were transported.

Employees

As of December 31, 2004, the Company employed 173 full time employees. The Company has no union contracts and believes that its relationship with employees is good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages, as of March 7, 2005, are as follows:

Name	Age	Position
William Petty, M.D	62	Chief Executive Officer, President, and Chairman of the Board

Gary J. Miller, Ph.D	57	Executive Vice President, Research and Development

David W. Petty	38	Executive Vice President, Sales and Marketing

Joel C. Phillips	37	Chief Financial Officer and Treasurer

Betty Petty	62	Vice President, Administration and Human Resources and Corporate Secretary

William Petty, M.D. was a founder of the Company. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President since January 2002. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty and the father of David W. Petty.

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

David W. Petty has been Executive Vice President, Sales and Marketing since February 2000. He has been employed by the Company in successive capacities in the areas of Operations and Sales and Marketing for the past seventeen years, serving as Vice President, Operations from April 1991 until April 1993 and Vice President, Marketing from 1993 until 2000. He also served as a Director from March 1989 until March 1996 and again from January 2002 until May 2003. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

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

Betty Petty was a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of the Company since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2001. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty and the mother of David W. Petty.

The Company’s officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

The Company’s Internet website address is www.exac.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Section 16 insider holdings reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/Investors/default.asp by selecting the option entitled “SEC FILINGS”. Additionally, the Company’s board committee charters and code of ethics are available on the Company’s website and in print to any shareholder who requests them. The Company does not intend for information contained in its web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. PROPERTIES

The Company’s principal executive offices, research and development laboratories and manufacturing facility is a 76,000 square foot building on approximately eight acres of land owned by it in Gainesville, Florida. The company owns a 14,000 square foot building on approximately one and one-half acres in Gainesville, Florida adjacent to its main facility. The Company is currently in the process of remodeling this facility to expand its manufacturing area. In January 2005, the Company acquired a 20,000 square foot facility on approximately two acres in Gainesville, Florida nearby to its main facility. This new facility was acquired to provide the Company with the ability to relocate and expand its distribution facility from the currently leased property serving that purpose.

The Company leases a number of facilities in the United States and Canada. Among these leased facilities is a 9,500 square foot distribution facility in Gainesville, Florida. The Gainesville distribution center lease was renewed in 2003 for a term of three years at an annual rate of $44,000, expiring July 31, 2006. The Company leases a 1,000 square foot office in Great Neck, New York for a term of two and one-half years at an annual rate of $26,000, expiring March 31, 2006. The Company leases a 4,200 square foot office and warehouse facility in Ontario, Canada for a term of five years at an annual rate of 23,000 CAD, expiring December 31, 2009, with an option to renew for an additional five year period.

The Company owns approximately four and one-half acres of undeveloped land nearby to its existing facility in Gainesville, Florida for future expansion requirements.

ITEM 3. LEGAL PROCEEDINGS

There are various claims, lawsuits and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to two product liability suits. Both claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. These claims are currently in discovery stages. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon the Company’s experience with similar past claims, advice of counsel and the best information available. At December 31, 2004, the Company’s accrual for product liability claims decreased $214,000 from December 31, 2003, when there were six active claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

	High	Low
2005
First Quarter (through March 4th)	$19.58	$16.71

2004
First Quarter	$18.76	$14.61
Second Quarter	22.72	18.09
Third Quarter	22.68	18.60
Fourth Quarter	20.92	17.22

2003
First Quarter	$12.47	$10.39
Second Quarter	16.30	12.09
Third Quarter	18.78	13.50
Fourth Quarter	17.55	14.08

No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all future earnings for the operation and expansion of its business and does not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, the Company’s financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. The Company’s line of credit with Merrill Lynch Business Financial Services, Inc. limits the Company’s ability to pay dividends.

As of March 4, 2005 the Company had approximately 227 shareholders of record. The Company believes there are in excess of 3,051 beneficial owners of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,061	$9.18	932
Equity compensation plans not approved by security holders(1)	—	—	—

Total	1,061	$9.18	932

(1)	The 2003 Executive Incentive Compensation Plan approved by shareholders at the Annual Meeting on May 2, 2003, superceded and consolidated all of the Company’s existing incentive stock plans.
(2)	See Note 9 to the Company’s financial statements for additional information regarding the Company’s stock option awards.

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

	Year Ended December 31,
Statement of Income Data: (in thousands, except per share amounts)	2004	2003	2002	2001	2000
Net sales	$81,815	$71,255	$59,302	$46,599	$41,925
Cost of goods sold	26,799	23,093	19,578	16,266	14,629
Gross profit	55,016	48,162	39,724	30,333	27,296
Operating expenses:
Sales and marketing	23,077	21,600	17,616	12,977	11,230
General and administrative	8,295	7,496	6,119	4,765	3,168
Research and development	4,788	3,748	2,803	2,210	2,138
Depreciation and amortization	4,109	3,516	2,954	2,650	2,154
Royalties	2,427	2,282	1,963	1,762	1,643
Total operating expenses	42,696	38,642	31,455	24,364	20,333
Income from operations	12,320	9,520	8,269	5,969	6,963
Other income (expense):
Interest expense, net	(241)	(160)	(149)	(391)	(288)
Litigation settlement, net of costs	—	1,000	438	—	—
Foreign currency exchange loss	(14)	(92)	(59)	—	—
Income before provision for income taxes	12,065	10,268	8,499	5,578	6,675
Provision for income taxes	4,308	3,705	3,168	1,987	2,495
Income before equity in loss of other investments	7,757	6,563	5,331	3,591	4,180
Equity in net loss of other investments	(453)	(62)	(10)	(131)	—
Net income	7,304	6,501	5,321	3,460	4,180
Basic earnings per common share	$0.66	$0.59	$0.49	$0.33	$0.41
Diluted earnings per common share	$0.63	$0.57	$0.48	$0.32	$0.39

Balance Sheet Data: (in thousands)	2004	2003	2002	2001	2000
Total current assets	$49,889	$43,364	$37,489	$31,666	$29,473
Total assets	81,979	70,338	56,766	47,478	44,549
Total current liabilities	11,668	9,742	6,545	5,330	8,193
Total long-term debt, net of current portion	6,631	6,499	4,313	3,000	3,300
Total liabilities	22,142	19,031	12,740	10,098	12,913
Total shareholders’ equity	59,837	51,307	44,026	37,380	31,636

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

Overview of the Company

The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials has increased as a percentage of the Company’s total revenues over the last five years, as the Company expands its current distribution from the ongoing introduction of new, advanced biologic materials and services. Revenue from sales of other products, including surgical instrumentation, Cemex®bone cement, the InterSpace™ pre-formed, antibiotic cement hip and knee spacers, and the Equinoxe™ shoulder system are expected to contribute to the Company’s anticipated revenue growth.

The Company’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, shoulder and hip implant product lines and biologic products and services. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to the Company for its product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

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

Recent Events

In January 2005, the Company acquired the remaining 50% interest of its joint venture partner for the distribution of its products in China for an investment of $500,000. As a result, the Company owns a 100% interest in the foreign subsidiary, Exactech Asia Limited. Beginning in the first quarter ending March 31, 2005, the financial results of the Company’s foreign subsidiary will be consolidated into the Company’s overall financial condition, results of operations and cash flows.

Also in January 2005, the Company acquired a 20,000 square foot facility on approximately two acres in Gainesville, Florida nearby to its main facility for a cash payment of $857,000. This new facility was acquired to provide the Company with the ability to relocate and expand its distribution facility from the currently leased property serving that purpose.

In December 2004, the Company opened a branch office in Ontario, Canada, to expand the distribution of its products and services in the Canadian market. Currently, the Company is preparing the required regulatory applications and submissions to gain clearance to import and distribute its products to physicians and hospitals in Canada. The Company anticipates it will gain regulatory clearance and begin distribution in the second half of the year ending December 31, 2005.

Overview of 2004

Total revenue increased 15% to $81.8 million from $71.3 million in 2003. Gross profit margin decreased slightly to 67.2% in 2004 from 67.6% in 2003, primarily due to solid growth in our lower margin international sales, which increased 21%, representing 19% of total sales, as compared to 18% of total sales in 2003. As in 2003, 2004 increases in operating expenses were driven by research and development expenditures, which increased 28% from 2003, as the Company continued to move new product development projects forward. Overall, operating expenses increased 10% from 2003, less than the pace of our sales growth. Growth in income from operations was strong, up 29% from 2003. Income before provision for income taxes increased 18% to $12.1 million from $10.3 million in 2003. Net income increased 12% from the prior year, equaling the same 9% of net sales achieved in 2003.

On the balance sheet at the end of 2004, working capital increased 14% to $38.2 million from $33.6 million in 2003. Included in this increase in working capital, as expected, was an increase in inventory of $6.3 million in support of the Company’s continuing development efforts to expand its knee shoulder, and hip implant product lines, as well as biologic products and services. A new item on the balance sheet in 2004 is a note receivable due from Altiva for $1.0 million related to the Company’s funding of Altiva’s product line investments pursuant to the Company’s commitment. Current liabilities increased 20% to $11.7 million due to an increase in accounts payable for inventory and raw materials purchases. Deferred tax liabilities increased $1.1 million to $3.8 million at the end of 2004 primarily due to accelerated tax depreciation associated with the acquisition of manufacturing equipment and surgical instrumentation.

The following table includes the net revenue and percentage of net sales for each of the Company’s product lines for the years ended December 31, 2004, 2003 and 2002:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
Knee Implants	$48,718	59.5%	$41,273	57.9%	$33,576	56.6%
Hip Implants	15,615	19.1%	14,904	20.9%	14,287	24.1%
Biologics	10,275	12.6%	9,685	13.6%	7,243	12.2%
Other Products	7,207	8.8%	5,393	7.6%	4,196	7.1%

Total	$81,815	100.0%	$71,255	100.0%	$59,302	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2004 as compared to 2003, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2003 as compared to 2002, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2004 - 2003 Incr (decr)		2003 - 2002 Incr (decr)		% of Sales
	2004	2003	2002	$	%	$	%	2004	2003	2002
Net sales	81,815	71,255	59,302	10,560	14.8%	11,953	20.2%	100.0%	100.0%	100.0%
Cost of goods sold	26,799	23,093	19,578	3,706	16.0%	3,515	18.0%	32.8%	32.4%	33.0%

Gross profit	55,016	48,162	39,724	6,854	14.2%	8,438	21.2%	67.2%	67.6%	67.0%

Operating expenses:
Sales and marketing	23,077	21,600	17,616	1,477	6.8%	3,984	22.6%	28.2%	30.3%	29.7%
General and administrative	8,295	7,496	6,119	799	10.7%	1,377	22.5%	10.1%	10.5%	10.3%
Research and development	4,788	3,748	2,803	1,040	27.7%	945	33.7%	5.9%	5.3%	4.7%
Depreciation and amortization	4,109	3,516	2,954	593	16.9%	562	19.0%	5.0%	4.9%	5.0%
Royalties	2,427	2,282	1,963	145	6.4%	319	16.3%	3.0%	3.2%	3.3%

Total operating expenses	42,696	38,642	31,455	4,054	10.5%	7,187	22.8%	52.2%	54.2%	53.0%

Income from operations	12,320	9,520	8,269	2,800	29.4%	1,251	15.1%	15.1%	13.4%	13.9%
Other income (expenses), net	(255)	748	230	(1,003)	-134.1%	518	225.2%	-0.3%	1.0%	0.4%

Income before taxes	12,065	10,268	8,499	1,797	17.5%	1,769	20.8%	14.7%	14.4%	14.3%
Provision for income taxes	4,308	3,705	3,168	603	16.3%	537	17.0%	5.3%	5.2%	5.3%

Income before equity in loss of other investments	7,757	6,563	5,331	1,194	18.2%	1,232	23.1%	9.5%	9.2%	9.0%
Equity in loss of other investments	(453)	(62)	(10)	(391)	630.6%	(52)	520.0%	-0.6%	-0.1%	0.0%

Net income	7,304	6,501	5,321	803	12.4%	1,180	22.2%	8.9%	9.1%	9.0%

Net Sales Revenue

Net sales revenue increased 15% in 2004 from 2003 as the Company continued to experience strong growth in the sale of its knee implant product lines, both in the United States and internationally. During 2004, sales of knee implant products increased 15% in the domestic market, and 30% internationally, as the Company benefited from increases in market share in Europe. Domestically, the Company continued to experience market share gains with its Optetrak® knee augmented by increases in the average selling prices of its knee implant products in the range of 6% to 8%. In 2004, sales of hip implant products increased 5%, with domestic growth of 5% driven by increases in average selling prices in the range of 2% to 6%. Internationally, sales of hip implant products increased modestly by 2% from 2003. The Company expects sales of hip implant products to regain momentum in the second half of 2005, as it anticipates to realize revenues from the introduction of its new Novation™ press fit hip system. Total biologics revenue increased 6% in 2004 from 2003 as the Company continued to expand its product line offering to include room temperature OpteformRT® and OptefilRT® bone paste. Sales revenue from other product lines increased 34% during 2004 as compared to 2003, primarily from increased sales of Cemex® bone cement products to $2.6 million in 2004 from $718,000 in 2003. Cement sales include the InterSpaceTM hip and knee spacers which enabled the Company to gain access to new customers with these innovative products.

The increase in net sales revenue of 20% in 2003 from 2002 was also driven by strong growth in the Company’s knee implant product lines, both in the United States and internationally. During 2003, sales of knee implant products increased 23% in both the domestic and international markets. In the United States, the Company benefited from increased market share with its Optetrak® comprehensive knee system, coupled with increases in average selling prices in the range of 4% to 6%. Internationally, the Company expanded its distribution in existing markets. While the overall increase in 2003 sales of hip implant products of 4% was disappointing, international sales of this product line grew 67% from 2002, as existing and new distributors expanded their product offering with the Company’s AcuMatch® integrated hip systems. In the United States, sales of hip implants decreased 2% in 2003 from 2002, primarily due to the Company’s lack of an alternative acetabular bearing surface. The increase in biologics revenue of 34% in 2003 from 2002 resulted from expansion of the distribution channels along with expansion of the tissue service line to include Optefil® bone paste. Sales revenue from other product lines increased 29% during 2003 as compared to 2002, primarily from increased sales of surgical instruments to new international distributors, along with a 41% increase in sales of Cemex® bone cement as the Company achieved better market penetration in new and existing accounts.

Gross Profit

Gross profit margin decreased slightly in 2004 to 67.2% from 67.6% in 2003, primarily due to the strong growth in lower margin international sales and slower than expected ramp up of lower cost internally manufactured components for its knee implant products. The Company continues to expand the quantity of its joint replacement implant products it manufactures in its facility with the addition of equipment, facilities and personnel. The Company anticipates modestly increasing gross margins in the second half of 2005 due to the benefits of internal manufacturing.

The improvement in the gross profit margin to 67.6% in 2003 from 67.0% in 2002 was due to the benefits of lower cost internally manufactured components along with the increase in average sales prices. The Company continued to expand the quantity of its joint replacement implant products it manufactures in its facility with the addition of a limited second shift and the expansion of its production facility. In addition, the Company expects to realize the benefit of capacity expansion projects completed in 2004 resulting in an increase in the gross profit margin during the second half of 2005 in the range of 50 to 100 basis points.

Operating Expenses

Sales and marketing expenses increased 7% in 2004 from 2003, primarily as a result of increases in variable selling costs associated with sales growth, such as commissions paid to the Company’s independent agents; however, the increases in the variable costs were offset by a reduction in special marketing events of 13% as the Company did not host a large, worldwide surgeons conference in 2004 as it did in 2003. Looking forward, the Company is planning to support a worldwide surgeons conference in the second quarter of 2005. In 2003, sales and marketing expenses increased 23% from 2002, again, primarily as a result of increases in variable selling costs associated with sales growth. In addition to increases in variable expenses in 2003, the Company incurred expenses in connection with supporting a large continuing education conference for surgeons. The Company expects that sales and marketing expenses will return to the range of 29% to 30% as a percentage of sales in 2005 as the Company continues to increase its marketing programs in support of new product line introductions.

General and administrative expenses increased 11% in 2004 from 2003 primarily due to increases in the Company’s product liability costs, which increased 76%. The Company’s allowance for bad debts decreased 67% in 2004 as compared to 2003, primarily due to the write off in 2004 of a bankrupt hospital account balance included in the allowance in 2003 in the amount of $393,000. In 2004, the Company did not experience any bad debt expense as a result of a bankruptcy of any of its customer accounts. The Company does not anticipate any significant changes in its credit policies or its allowance for doubtful accounts in 2005. The 23% increase in general and administrative expenses in 2003 from 2002 was primarily attributable to increases in the Company’s allowance for uncollectible accounts receivable, which increased 65% and increases in product liability costs, which increased 124%. Looking forward, the Company expects general and administrative expenses to remain in the range of 9% to 10% of sales, slightly lower than the prior three years, as comparative growth rates in product liability insurance and costs are anticipated to be lower.

Research and development expenses increased 28% in 2004 from the prior year due to the Company’s continuing development efforts to bring new and advanced hip and biologic products to market. The Company’s primary development efforts have continued to focus on a new press fit hip stem system, a total shoulder system, a unicondylar knee system and several advanced biologic based materials. Research and development expenses increased 34% in 2003 from the prior year due to the Company’s continuing development efforts to bring new and advanced products to market. Looking ahead, the Company expects research and development expenses in 2005 of approximately 7% of sales, to support the active projects in the pipeline for its mobile bearing knee, new press fit and cemented hip systems, shoulder product line extensions, biologics and enhanced bearing surfaces technology.

Depreciation and amortization expenses increased 17% in 2004 when compared to 2003, as the Company invested $9.3 million in capital, including $2.2 million to purchase manufacturing equipment and $3.6 million in surgical instrumentation and $2.5 million in intellectual property. Depreciation and amortization expenses increased 19% in 2003 when compared to 2002, as the Company invested $10.8 million in capital, including $2.6 million to expand its facility, $1.0 million to purchase manufacturing equipment and $3.0 million in surgical instrumentation. Capital expenditures in 2005 are anticipated to range from $7 million to $9 million to continue to support new product launches and increased manufacturing capacity.

During 2004, royalty expenses increased 6% from 2003, primarily due to the strong sales growth in the Company’s knee implant products; however, this growth in expense was lower than sales growth due to contractual limitations contained within the knee products royalty agreements. During 2003, royalty expenses increased 16% from 2002, again, primarily due to the strong sales growth in the Company’s knee implant products. As a percentage of sales, royalty expenses were slightly lower in each respective year as a result of the agreement limitations and expiration of certain royalty agreements on the Company’s knee implant products. Looking forward, royalty expenses are anticipated to remain relatively constant at 3% of total sales.

Income from Operations

Income from operations increased 29% in 2004 from 2003, as growth in top line sales revenue was coupled with limited growth in operating expenses. Income from operations increased 15% in 2003 from 2002, as growth in operating expenses outpaced sales growth. Looking forward, the Company anticipates growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 13% to 15% of sales.

Other Income and Expenses

Other income, net of other expenses, decreased 134% primarily due to the comparative reduction resulting from the receipt of the final litigation settlement payments from RTI of $1.0 million in 2003. In 2003, other income, net of other expenses, increased 212% primarily as a result of increases from the final litigation settlement payments from RTI, when compared to 2002. Looking forward, the Company expects other income, net of other expenses, to increase as interest expense is incurred on anticipated borrowing under its line of credit.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva and Exactech Asia totaled $453,000 in 2004 as compared to $62,000 in 2003. During 2005, the Company expects losses related to its 16.7% ownership in Altiva to total between $400,000 to $600,000 and will be consolidating the full activities of Exactech Asia due to the purchase of the remaining 50% interest in January of 2005. Exactech Asia operations are expected to be approximately break even during 2005.

Taxes and Net Income

Income before provision for income taxes increased 18% in 2004 from 2003. The effective income tax rate, as a percentage of income before taxes, for 2004 was 35.7%, as compared to 36.1% in 2003, primarily as a result of the increased research and development credit. Income before provision for income taxes increased 21% in 2003 from 2002. The effective income tax rate for 2003 of 36.1%, as compared to 37.3% in 2002, was primarily the result of realization of the tax benefit of strong international sales growth, coupled with domestic sales growth in lower taxed states. In 2005, the Company expects an effective tax rate of approximately 36% as the new tax benefits for manufacturers are expected to offset expiration of extraterritorial income tax benefits.

As a result of the foregoing, the Company realized an increase in net income of 12% in 2004, representing 8.9% of sales and diluted earnings per share of $.63, as compared to 9.1% of sales and diluted earnings per share of $.57 in 2003. The 2003 net income increased 22% from 2002, which was 9.0% of net sales and diluted earnings per share of $.48.

Liquidity and Capital Resources

The Company has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At December 31, 2004, the Company had working capital of $38.2 million, an increase of 14% from $33.6 million at the end of 2003. As in 2003, working capital in 2004 increased primarily as a result of the Company’s investment in inventory, which increased $6.3 million to support implant product line expansion and increased distribution of biologics. The Company anticipates increases in inventory to continue in 2005 as new product line offerings are released, resulting in a projected increase in the range of $5 million to $7 million. The Company projects that cash flows from its operating activities and borrowing under its existing line of credit will be sufficient to meet is commitments and cash requirements in the following twelve months.

Operating Activities

Operating activities continued to provide net cash during 2004; however, the $6.2 million total for the year was a decrease of 26% from the $8.4 million of cash provided by operating activities during 2003, primarily as a result of the Company’s increased inventory and accounts receivable balances as compared to the prior year. Looking forward, the Company anticipates the investment in inventory to continue, with expected inventory balances at the end of 2005 to be in the range of $36 million to $38 million, dependent upon the release of active product line expansion development projects. As expected, the increase in inventory balances resulted in the Company’s inventory turns decreasing slightly to .96 from 1.03 during 2003. Inventory turns are anticipated to remain relatively unchanged in the following twelve months as the planned inventory build continues.

In 2004, the Company’s total accounts receivable balances increased 24% from 2003 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, increased slightly to 67 from 66 during 2003. The Company’s allowance for doubtful accounts at December 31, 2004, decreased to $261,000 as compared to $782,000 at December 31, 2003, primarily as a result of the charge off of $393,000 related to the bankruptcy of one of the Company’s hospital customers. The Company expects increases in accounts receivable during 2005 to be consistent with sales growth, and is not anticipating any significant changes in its credit terms or policies related to its accounts receivable.

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to two product liability suits. Both claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. These claims are currently in discovery stages. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon the Company’s experience with similar past claims, advice of counsel and the best information available. At December 31, 2004, the Company’s accrual for product liability claims decreased $214,000 from December 31, 2003, when there were six active claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Investing Activities

Investing activities used $10.4 million in net cash during 2004 as the Company made significant investments in manufacturing equipment, surgical instrumentation, product technology and Altiva Corporation. In 2004, investment in manufacturing equipment used cash of $2.2 million while surgical instrumentation used cash of $3.6 million, patented product technology acquisitions used cash of $2.5 million for patents for a biologics carrier and hip system manufacturing and design technologies, and funding for Altiva used net cash of $1.0 million. This use of cash represented a decrease of 10% from 2003 when the Company used net cash of $11.5 million for similar investments in equipment and technology. This continued investment was consistent with management’s growth strategy to support the Company’s product line expansion moving forward. In 2005, investment in capital acquisitions is estimated to be in the range of $8 million to $10 million to support product introductions and manufacturing capacity increases.

Financing Activities

During 2004, financing activities provided net cash of $1.2 million to the Company from borrowing under its commercial loan for equipping its current facility and issuance of common stock from option exercise activity. Borrowing on the commercial loan for equipping part of the expanded manufacturing facility provided net cash of $1.1 million, which was partially offset by principal payments on debt using net cash of $739,000. Cash provided by stock option exercise activity provided net cash of $876,000. Based on outstanding options that will vest and become exercisable in 2005, cash provided by the issuance of common stock upon the exercise of options is anticipated to be in the range of $750,000 to $1.5 million.

Exactech renewed its credit facility in July 2004 with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. As a part of the renewal, the credit line limit was increased to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon Exactech’s ratio of funded debt to EBITDA. At December 31, 2004, there were no amounts outstanding under Exactech’s line and $917,000 was outstanding on the Altiva guaranteed line of credit bearing an interest rate of 3.89% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at December 31, 2004 was $2.4 million bearing a variable rate of interest of 2.1%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2004, there was $3.8 million outstanding under this loan bearing a variable rate of interest equal to 3.9%. During February 2003, the Company entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At December 31, 2004, $1.3 million was outstanding under this loan bearing a variable rate of interest equal to 4.2%.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company was in compliance with such covenants at December 31, 2004.

At December 31, 2004, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $7.4 million and $1.5 million of capital equipment, as well as purchase commitments related to certain distribution agreements of $1.4 million. Exactech’s outstanding commitment for future payments on patented product technology acquisitions was $1.2 million at December 31, 2004.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of December 31, 2004, Exactech had extended to Altiva the principal sum of $1.0 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed an initial $3.0 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At December 31, 2004, there was $917,0000 outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch.

Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be equal to 80% of the valuation of Altiva’s business (the “Altiva Valuation”), which valuation is subject to a floor of $25.0 million and adjustments for the amounts of indebtedness, cash and cash equivalents and accounts payable Altiva holds at the time the purchase price is calculated. The stockholders agreement provides that the Altiva Valuation will be calculated by applying a buyout multiple (the “Buyout Multiple”) to Altiva’s trailing twelve months revenue as of the date the purchase price is calculated. This Buyout Multiple is calculated by reference to an “Exactech Multiple” which is calculated by dividing Exactech’s average stock price for the preceding 90 days by Exactech’s trailing twelve-months revenue per share. Under the formulations set forth in the stockholders agreement with respect to the relationship between the Buyout Multiple and the Exactech Multiple, the Buyout Multiples would range from 1.5 to 4.0 based on the Exactech Multiple at that time.

The Company has evaluated its investment in Altiva Corporation at December 31, 2004 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva does not qualify as a variable interest entity requiring consolidation. The Company will conduct its analysis of its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R. The Company is anticipating the consolidation of Altiva will be required in 2005 assuming that it continues the funding of product line acquisitions.

Contractual Obligations and Commercial Commitments

The following table indicates the Company’s contractual obligations at December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Industrial Revenue Bond	$2,400	$300	$400	$400	$1,300
Commercial construction loan	3,775	210	420	420	2,725
Commercial equipment loan	1,271	305	610	356	—
Altiva funding commitment	4,000	1,000	2,000	1,000	—
Guarantee of Altiva line of credit	132	—	—	132	—
Acquistion of facility	852	852	—	—	—
Patent acquisition milestone payments	1,192	892	300	—	—
Facility leases	151	72	56	23	—
Purchase obligations	10,274	10,274	—	—	—

	$24,047	$13,905	$3,786	$2,331	$4,025

At December 31, 2004, the Company did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies are discussed in Note 2 of Notes to Financial Statements included in this report. In management’s opinion, the Company’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation and accrued liabilities.

Allowance for Doubtful Accounts- The Company’s accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 120 days. The Company performs credit evaluations on its customers and generally does not require collateral. The Company invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. The Company maintains an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, the Company utilizes a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect the Company’s future operating results due to increased expenses for the resulting uncollectible bad debt.

Excess and Obsolete Inventories- Inventories are valued at the lower of cost or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, the Company records an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2004, 2003 and 2002 were $382,000, $639,000 and $191,000, respectively. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment.

Intangible Assets- In assessing the value of the Company’s intangible assets, the Company must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, the Company may be required to record an impairment charge for these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The Company analyzes its intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation- In accordance with the provisions of FASB Interpretation No. 46R “Consolidation of Variable Interest Entities- an interpretation of ARB No. 51”, the Company evaluates its equity investments on a quarterly basis to determine the necessity to consolidate the investment as a subsidiary of the Company.

Accrued Liabilities- The Company is subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against the Company incident to the operation of its business, principally product liability claims. The Company accrues liabilities for such claims that are deemed to be probable and reasonably estimable, as required by SFAS No. 5 “Accounting for Contingencies”, based upon the Company’s experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, the Company discloses the loss contingency if it is reasonably possible that a loss may be incurred, in accordance with SFAS No. 5. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to the Company, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.

Risk Factors

Although it is not possible to predict or identify all risk factors inherent in the Company’s business, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

•	The Company is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of the Company. A significant recall of one or more of the Company’s products could have a material adverse effect on the Company’s business and financial results. The Company cannot provide assurance that such clearances will be granted or that review by government authority will not involve delays that could materially adversely effect the Company’s revenues and earnings.

•	The Company faces uncertainty relating to the availability of third-party reimbursement for its products. The failure by physicians, hospitals and other users of the Company’s products to obtain sufficient reimbursement from health care payors for procedures in which the Company’s products are used or adverse changes in governmental and private payors’ policies toward reimbursement for such procedures could have a material adverse effect on the Company’s revenues and earnings.

•	The Company is required to incur significant expenditures of resources in order to maintain relatively high levels of inventory. As a result of the need to maintain substantial levels of inventory, the Company is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it could have a material adverse effect on the Company’s earnings due to the resulting costs associated with the inventory impairment charges.

•	The Company relies upon third party suppliers for its raw materials and supplies. Should the availability and on time delivery of raw materials and supplies needed in the production of its products and services become unreliable or the costs of such increases significantly, it could have a material adverse effect on the Company’s earnings due to the resulting increased costs of production.

•	The Company conducts business in a highly competitive industry. The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network, and price. In addition, the Company faces competition for regional sales representatives within the medical community. The Company cannot provide assurance that it will be able to compete successfully.

•	The Company’s success is partially dependent upon its ability to successfully market new and improved products and the market acceptance of those products. The failure of its products to gain market acceptance would be likely to have a material adverse effect on its revenues and earnings. The Company cannot provide assurance that new or improved products will gain market acceptance.

•	The Company is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Those regulators may challenge or review the Company’s current or future activities under these laws, which would be costly and time consuming, and could increase operating costs, reduce revenues and cash flows.

•	The Company holds patents on specific designs and processes and relies on trade secrets and proprietary know-how. The Company cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that those confidential or proprietary information agreements will not be breached, that the parties from whom the Company has licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that the Company’s trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

•	The Company must devote substantial resources to research and development. The Company cannot provide assurance that it will be successful in developing competitive new products and/or improving existing products so that its products remain competitive and avoid obsolescence.

•	The Company is subject to potential product liability risks, which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. The Company cannot provide assurance it will not face claims resulting in substantial liability for which the Company is not fully insured. A partially or completely uninsured successful claim against the Company of sufficient magnitude could have a material adverse effect on the Company’s earnings and cash flows due the cost of defending itself against such a claim.

•	The Company is subject to the risk of an inability to secure and maintain adequate levels of product liability insurance coverage on acceptable terms. Product liability insurance premiums are volatile. Should premiums continue to increase significantly, it could have a material adverse effect on the Company’s earnings and cash flows due to the increase in operating costs that would result.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2004, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2004 (in thousands, except percentages):

	2005	2006	2007	2008	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$415					$415
Weighted average interest rate	0.6%

Short-term money market at variable interest rate	$75					$75
Weighted average interest rate	1.2%

Liabilities

Industrial Revenue Bond at variable interest rate	$300	$200	$200	$200	$1,500	$2,400
Weighted average interest rate	1.3%

Commercial construction loan at variable interest rate	$210	$210	$210	$210	$2,935	$3,775
Weighted average interest rate	2.8%

Commercial equipment loan at variable interest rate	$305	$305	$305	$305	$51	$1,271
Weighted average interest rate	3.7%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. In connection with some distribution agreements, the Company is subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. The Company has not traditionally invested in international currency derivatives. The U.S. dollar is considered the primary currency for the Company, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and the Company does not believe it is currently exposed to any material risk of loss on this basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

    of Exactech, Inc.

Gainesville, Florida

Management of Exactech, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America.

Our internal control system over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As part of the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our financial statements and internal control over financial reporting. The Audit Committee meets regularly with management to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting and the nature, extent, and results of management assessments and external audits. The Audit Committee recommended, and the Board of Directors approved, that the audited financial statements be included in this Annual Report on Form 10-K.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ William Petty	/s/ Joel Phillips
William Petty Chief Executive Officer, President, and Chairman of the Board	Joel Phillips Chief Financial Officer March 14, 2005
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the accompanying balance sheets of Exactech, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Exactech, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 14, 2005

EXACTECH, INC.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$3,506
Trade receivables (net of allowance of $261 and $782)	16,780	13,577
Income taxes receivable	22	40
Prepaid expenses and other assets, net	880	938
Inventories	31,172	24,824
Deferred tax assets	545	479

Total current assets	49,889	43,364

PROPERTY AND EQUIPMENT:
Land	865	865
Machinery and equipment	11,385	8,720
Surgical instruments	16,998	14,330
Furniture and fixtures	1,781	1,635
Facilities	8,120	7,968

Total property and equipment	39,149	33,518
Accumulated depreciation	(14,396)	(11,117)

Net property and equipment	24,753	22,401

OTHER ASSETS:
Product licenses and designs, net	600	309
Deferred financing costs, net	143	138
Notes receivable - related party	1,028	—
Other investments	809	1,062
Advances and deposits	227	428
Patents and trademarks, net	4,530	2,636

Total other assets	7,337	4,573

TOTAL ASSETS	$81,979	$70,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,944	$5,272
Current portion of long-term debt	815	590
Commissions payable	1,441	1,540
Royalties payable	570	526
Other liabilities	1,898	1,814

Total current liabilities	11,668	9,742

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,843	2,790
Long-term debt, net of current portion	6,631	6,499

Total long-term liabilities	10,474	9,289

Total liabilities	22,142	19,031

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 11,146,952 and 11,018,779 shares issued and outstanding	112	110
Additional paid-in capital	22,373	21,149
Retained earnings	37,352	30,048

Total shareholders’ equity	59,837	51,307

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,979	$70,338

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2004	2003	2002
NET SALES	$81,815	$71,255	$59,302

COST OF GOODS SOLD	26,799	23,093	19,578

Gross profit	55,016	48,162	39,724

OPERATING EXPENSES:
Sales and marketing	23,077	21,600	17,616
General and administrative	8,295	7,496	6,119
Research and development	4,788	3,748	2,803
Depreciation and amortization	4,109	3,516	2,954
Royalties	2,427	2,282	1,963

Total operating expenses	42,696	38,642	31,455

INCOME FROM OPERATIONS	12,320	9,520	8,269

OTHER INCOME (EXPENSE):
Interest income	46	30	23
Litigation settlement, net of costs	—	1,000	438
Interest expense	(287)	(190)	(172)
Foreign currency exchange loss	(14)	(92)	(59)

Total other income (expense)	(255)	748	230

INCOME BEFORE PROVISION FOR INCOME TAXES	12,065	10,268	8,499

PROVISION FOR INCOME TAXES:
Current	3,321	2,912	3,129
Deferred	987	793	39

Total provision for income taxes	4,308	3,705	3,168

INCOME BEFORE EQUITY IN LOSS OF OTHER INVESTMENTS	7,757	6,563	5,331

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(453)	(62)	(10)

NET INCOME	$7,304	$6,501	$5,321

BASIC EARNINGS
PER COMMON SHARE	$0.66	$0.59	$0.49

DILUTED EARNINGS
PER COMMON SHARE	$0.63	$0.57	$0.48

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2001	10,648	$106	$19,048	$18,226	$37,380

Exercise of stock options	240	2	1,019		1,021
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14	1	93		94
Compensation cost of non-qualified stock options			9		9
Tax benefit from exercise of stock options			201		201
Net income				5,321	5,321

Balance, December 31, 2002	10,902	109	20,370	23,547	44,026

Exercise of stock options	98	1	393		394
Issuance of common stock under the Company’s Employee Stock Purchase Plan	19		169		169
Compensation cost of non-qualified stock options			197		197
Tax benefit from exercise of stock options			20		20
Net income				6,501	6,501

Balance, December 31, 2003	11,019	110	21,149	30,048	51,307

Exercise of stock options	108	1	621		622
Issuance of common stock under the Company’s Employee Stock Purchase Plan	20	1	253		254
Compensation cost of non-qualified stock options			132		132
Tax benefit from exercise of stock options			218		218
Net income				7,304	7,304

Balance, December 31, 2004	11,147	$112	$22,373	$37,352	$59,837

See notes to financial statements

EXACTECH, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$7,304	$6,501	$5,321
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	(520)	179	229
Inventory impairment	382	639	191
Depreciation and amortization	4,499	3,802	3,215
Compensation cost of non-qualified stock options	132	197	9
Loss on disposal of equipment	270	335	289
Foreign currency exchange loss	14	92	59
Equity in net loss of other investments	453	62	10
Tax benefit from exercise of stock options	218	20	201
Deferred income taxes	987	793	39
Changes in assets and liabilities which provided (used) net cash:
Trade receivables	(2,683)	(1,070)	(2,412)
Income taxes receivable	18	—	—
Prepaids and other assets	254	(585)	(394)
Inventories	(6,730)	(5,425)	(631)
Accounts payable	1,658	1,514	1,557
Income taxes payable	—	(383)	325
Other liabilities	(103)	1,697	607

Net cash provided by operating activities	6,153	8,368	8,615

INVESTING ACTIVITIES:
Net investment in notes receivable	(1,028)	—	—
Purchase of product licenses and designs	(362)	—	(150)
Proceeds from sale of property and equipment	8	236	—
Purchases of property and equipment	(6,763)	(8,553)	(6,440)
Other investments	(67)	(1,038)	(82)
Cost of patents and trademarks	(2,190)	(2,144)	(388)

Net cash used in investing activities	(10,402)	(11,499)	(7,060)

FINANCING ACTIVITIES:
Net payments on line of credit	—	—	(1,386)
Principal payments on debt	(739)	(353)	(300)
Proceeds from commercial construction loan	—	2,372	1,666
Proceeds from commercial equipment loan	1,096	404	—
Proceeds from issuance of common stock	876	563	1,115

Net cash provided by financing activities	1,233	2,986	1,095

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,016)	(145)	2,650

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,506	3,651	1,001

CASH AND CASH EQUIVALENTS, END OF YEAR	$490	$3,506	$3,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$246	$124	$105
Income taxes	2,880	3,251	2,804

See notes to financial statements

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, shoulder and ankle joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for musculoskeletal surgical procedures. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, the Company distributes its products in over twenty-five international markets through a network of independent distributors and in China through Exactech Asia Limited, which the Company acquired in January 2005 from its former joint venture partner (see Note 12).

In 2003, the Company acquired a 16.7% minority interest in Altiva Corporation, an early stage company building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal technologies, for an investment of $1 million. The Company accounts for its investment in Altiva utilizing the equity method, subject to consolidation under the provisions of FIN 46R (see Note 2).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents- Cash and cash equivalents consist of cash on deposit in financial institutions, including a money market account, institutional money funds, overnight repurchase agreements and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk- The Company’s accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 120 days. The Company performs credit evaluations on its customers and generally does not require collateral. The Company invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. The Company maintains an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, the Company utilizes a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of past due receivables.

Financial Instruments- The Company’s financial instruments include cash and cash equivalents, trade receivables and debt. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt.

Inventories- Inventories are valued at the lower of cost or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, the Company records an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2004, 2003 and 2002 were $382,000, $639,000 and $191,000, respectively.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following table summarizes inventory classification as of December 31, (in thousands):

	2004	2003
Raw materials	$3,828	$1,618
Work in process	424	263
Finished goods on hand	17,539	17,099
Finished goods on loan	9,381	5,844

	$31,172	$24,824

Property and Equipment- Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $4,137,000, $3,531,000, and $3,096,000, respectively. Maintenance and repairs are charged to expense as incurred.

Management reviews property and equipment for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying amount of the asset to the sum of expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition.

Revenue Recognition- For sales through U.S. sales agents, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. The Company’s U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. Sales credits are not customary; however, when granted, international sales revenue is reported net of credits. Prices for international sales are fixed, and there are no incentives or contingent discounts offered.

Product Licenses and Designs- Product licenses and designs of $994,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $394,000 and $322,000 at December 31, 2004 and 2003, respectively.

Deferred Financing Costs- Deferred financing costs of $235,000 and $214,000 are stated net of accumulated amortization of $92,000 and $76,000 at December 31, 2004 and 2003, respectively. These costs are amortized to interest expense over the expected life of the underlying debt.

Patents and Trademarks- Patents and trademarks of $5,364,000 and $3,179,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $834,000 and $543,000 at December 31, 2004 and 2003, respectively.

Income Taxes- Deferred income taxes are provided on temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Typically, these differences arise from

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

differing depreciation and amortization methods for tax and financial statement purposes, impairment valuation allowances on assets and tax benefits derived from stock compensation. Valuation allowances are recorded on deferred tax assets when the Company anticipates that the tax asset may not be fully realizable.

Research and Development-Research and development costs are expensed in the period incurred.

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

Options and Stock Awards- The Company currently accounts for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. In December 2004, the Financial Accounting Standards Board (“FASB”) adopted a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123 “Share-Based Payment”, which requires the Company to account for its stock-based compensation in accordance with the provisions of this standard effective July 1, 2005. See New Accounting Standards herein.

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

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation accounted for using the fair value provisions of SFAS No. 123 for each of the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$7,304	$6,501	$5,321
Add: Stock-based compensation expense included in net income, net of tax	83	125	52
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(906)	(671)	(523)

Pro forma net income	$6,481	$5,955	$4,850

Earnings per share - basic
As reported	$0.66	$0.59	$0.49
Pro forma	0.58	0.54	0.45

Earnings per share - diluted
As reported	$0.63	$0.57	$0.48
Pro forma	0.56	0.52	0.43

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

New Accounting Standards- In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. During 2004, the Company guaranteed a line of credit on behalf of Altiva Corporation, and as a result had recognized a liability related to its guarantee of $132,000 (see Note 6 - Commitments and Contingencies). The adoption of this interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company has evaluated its investment in Altiva Corporation at December 31, 2004 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. The Company will continue to analyze its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 6 - Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs- and amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material to require the treatment of such costs as period costs as incurred. This standard is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment”. This standard requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. This standard is effective for public companies as of the beginning of the first interim period after June 15, 2005. The adoption of this standard is expected to increase the Company’s compensation cost in the range of $500,000 to $600,000, net of the impact of income taxes, in 2005.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

3.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$2,650	$2,403	$2,504
State	671	509	625

Total current	3,321	2,912	3,129

Deferred:
Federal	834	641	48
State	153	152	(9)

Total deferred	987	793	39

Total provision	$4,308	$3,705	$3,168

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	4.6%	4.3%	4.8%
R&D credit	-2.8%	-2.3%	-2.4%
Other	1.3%	0.3%	0.9%

	37.1%	36.3%	37.3%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002
Deferred tax liabilities:
Basis difference in property and equipment	$3,834	$2,726	$1,866
Basis difference in patents	9	64	16

Gross deferred tax liabilities	3,843	2,790	1,882

Deferred tax assets:
Capital loss carryover	—	—	82
Valuation allowance of capital loss carryover	—	—	(82)
Accrued liabilities not currently deductible	545	479	364

Gross deferred tax assets	545	479	364

Net deferred tax liabilities	$3,298	$2,311	$1,518

During the year ended December 31, 1998, the Company generated a capital loss carryover of $294,000 which was available to offset future taxable capital gains. A valuation allowance was charged against this deferred tax asset for the year ended December 31, 2002, assuming none of the loss would be realized. The Company did not achieve any benefit from the carryover before it expired December 31, 2003.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

4.	DEBT

Long-term debt consists of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2003-2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (2.06% as of December 31, 2004); proceeds used to finance construction of current facility	$2,400	$2,700

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (3.91% as of December 31, 2004); proceeds used to finance expansion of current facility	3,775	3,985

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (4.17% as of December 31, 2004); proceeds used to finance equipment for facility expansion	1,271	404

Total long-term debt	7,446	7,089
Less current portion	(815)	(590)

	$6,631	$6,499

The following is a schedule of debt maturities as of December 31, 2004 (in thousands):

2005	$815
2006	715
2007	715
2008	715
2009	461
Thereafter	4,025

$7,446

Industrial Revenue Bond Note Payable

In November 1997, the Company entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2004. Due to the variable nature of the note, the balance of the note payable approximates fair value.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Commercial Construction Loan Payable

In September 2002, the Company entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of its existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. The Company was in compliance with all such covenants at December 31, 2004. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Commercial Equipment Loan Payable

In February 2003, the Company entered into a commercial equipment loan with Compass Bank, providing for a loan to be used for the purchase of furnishings and equipment in connection with the expansion of its existing headquarters facility in Gainesville, Florida. The loan is secured by the purchased equipment. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. The Company was in compliance with all such covenants at December 31, 2004. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Line of Credit

The Company maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in July 2004, the credit line limit was increased to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 150 to 200 basis points, depending upon our ratio of funded debt to EBITDA. At December 31, 2004, $20.0 million was available to borrow under the Exactech line of credit; however, there were no amounts outstanding, and $917,000 was outstanding on the Altiva guaranteed line of credit bearing an interest rate of 3.89%.

5.	RELATED PARTY TRANSACTIONS

The Company has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $895,000, $966,000 and $713,000 in 2004, 2003 and 2002, respectively.

The Company has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, the Company paid Dr. Burstein $180,000, $165,000 and $135,000 in 2004, 2003 and 2002, respectively, as compensation under the consulting agreement.

The Company has entered into consulting agreements with certain of its executive officers,

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During the years ended December 31, 2004, 2003 and 2002, the Company paid royalties aggregating $340,000, $334,000 and $274,000, respectively, pursuant to these consulting agreements.

6.	COMMITMENTS AND CONTINGENCIES

Litigation- There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to two product liability suits. Both claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. These claims are currently in discovery stages. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon the Company’s experience with similar past claims, advice of counsel and the best information available. At December 31, 2004, the Company’s accrual for product liability claims decreased $214,000 from December 31, 2003, due to the reduction of active claims from six to two. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments – At December 31, 2004, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $7.4 million and $1.5 million of capital equipment, as well as purchase commitments related to certain distribution agreements of $1.4 million. Exactech’s outstanding commitment for the acquisition of a new facility was $852,000 and future payments on patented product technology acquisitions was $1.2 million at December 31, 2004. Purchases under the distribution agreements were $3.6 million, $7.9 million, and $1.8 million in 2004, 2003, and 2002, respectively.

Financing Commitments – The Company has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s sole discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of December 31, 2004, Exactech had extended to Altiva the principal sum of $1.0 million under this commitment. These loans can be convertible into shares of the capital stock of Altiva, at our option any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, we have committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, we have guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

October 30, 2008. As of December 31, 2004, there was $917,000 outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FIN 45, the Company recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004.

7.	PENSION PLAN

The Company currently sponsors a defined contribution 401(k) plan for its employees. The Company provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2004, 2003 and 2002 were $235,000, $196,000 and $151,000, respectively.

8.	COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2004			2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$7,304			$6,501			$5,321

Basic EPS:
Net income	$7,304	11,096	$0.66	$6,501	10,975	$0.59	$5,321	10,777	$0.49

Effect of dilutive securities:
Stock options		448			415			261

Diluted EPS:
Net income plus assumed conversions	$7,304	11,544	$0.63	$6,501	11,390	$0.57	$5,321	11,038	$0.48

For the year ended December 31, 2004, options to purchase 40,000 shares of common stock at exercise prices in the range of $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options’ were antidilutive under the treasury stock method. For the year ended December 31, 2003, options to purchase 138,000 shares of common stock at prices ranging from $12.13 to $17.15 per share were outstanding but were not included in the computation of diluted EPS because the options’ were antidilutive under the treasury stock method. For the year ended December 31, 2002, options to purchase 292,826 shares of common stock at prices ranging from $7.53 to $11.30 per share were outstanding but were not included in the computation of diluted EPS because the options’ were antidilutive under the treasury stock method.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Stock Options:

A summary of the status of fixed stock option grants under the Company’s stock-based compensation plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,023,026	$7.42	1,007,600	$6.24	1,062,310	$5.29
Granted	175,200	17.87	150,000	13.75	206,000	8.41
Exercised	(108,580)	5.73	(97,574)	4.04	(240,150)	3.94
Expired	(28,300)	12.77	(37,000)	9.74	(20,560)	5.73

Outstanding - December 31	1,061,346	9.18	1,023,026	7.42	1,007,600	6.24

Options exercisable at year end	694,839	$6.57	715,906	$5.96	753,875	$5.59

Weighted average fair value per share of options granted during the year		$18.52		$11.00		$5.85

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$3.34 - 3.88	63,830	63,830	1.53
4.00 - 4.00	241,500	241,500	1.41
5.31 - 7.53	142,850	111,950	3.83
7.58 - 9.08	147,750	87,050	6.95
9.41 - 9.41	146,366	144,601	5.95
10.78 - 14.46	162,350	45,108	5.96
15.42 - 18.60	144,700	800	8.75
21.09 - 21.09	12,000	—	9.50

Total	1,061,346	694,839	4.93

Remaining non-exercisable options at December 31, 2004 become exercisable as follows:

2005	111,595
2006	109,416
2007	72,516
2008	46,240
2009	26,740

366,507

Outstanding options, consisting of ten-year incentive stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable ten-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004,

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2003 and 2002, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 65, 66 and 66 percent, risk-free interest rates of 4.8, 4.2 and 3.8 percent, and expected lives of 5, 5 and 5 years.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 19,553, 19,429 and 14,012 shares in the years ended December 31, 2004, 2003 and 2002, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 45, 50 and 43 percent; and risk-free interest rates of 1.2, 1.5 and 2.3 percent. The weighted-average fair value of those purchase granted in 2004, 2003 and 2002 was $4.84, $6.75, and $5.32, respectively. There are 139,266 shares remaining available to purchase under the plan at December 31, 2004.

Stock-based Compensation Awards:

The Company sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. During 2004, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of the Company’s common stock, as discussed herein.

9.	OPERATING LEASES

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

In December 2004, the Company entered into an operating lease for an approximately 4,200 square foot office and warehouse facility in Ontario, Canada, to serve as the Company’s operations office and distribution center for Canada. The initial term of the lease is for a period of five years, commencing January 1, 2005.

Rent expense associated with operating leases was $77,000, $58,000 and $73,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2004 (in thousands):

2005	$72
2006	56
2007	23

$151

10.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2004
Net sales	$20,977	$20,398	$19,480	$20,960	$81,815
Gross profit	14,025	13,527	13,218	14,246	55,016
Net income	1,891	1,880	1,676	1,857	7,304
Basic EPS	0.17	0.17	0.15	0.17	0.66
Diluted EPS	0.16	0.16	0.14	0.16	0.63

2003
Net sales	$18,007	$17,761	$17,017	$18,470	$71,255
Gross profit	12,167	11,756	11,567	12,672	48,162
Net income	1,578	1,633	1,536	1,754	6,501
Basic EPS	0.14	0.15	0.14	0.16	0.59
Diluted EPS	0.14	0.14	0.13	0.15	0.57

11.	SEGMENT INFORMATION

The Company evaluates its operating segments by its major product lines: knee implants, hip implants, biologics, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets. Capital expenditures and income (loss) from operations by segment for the years ended December 31, 2003 and 2002 have been reclassified to match the presentation and allocation for the year ended December 31, 2004.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee Implants	Hip Implants	Biologics	Other Products	Corporate	Total
2004
Net Sales	$48,718	$15,615	$10,275	$7,207	$—	$81,815
Segment income (loss) from operations	10,459	2,243	799	(1,180)	—	12,320
Total assets, net	21,528	18,293	3,733	4,641	33,784	81,979
Capital expenditures	2,653	3,760	390	363	2,149	9,315
Depreciation and amortization	1,448	1,226	86	242	1,107	4,109

2003
Net Sales	$41,273	$14,904	$9,685	$5,393	$—	$71,255
Segment income (loss) from operations	7,757	1,691	1,361	(1,289)	—	9,520
Total assets, net	18,935	13,486	2,485	1,146	34,286	70,338
Capital expenditures	2,241	3,311	22	50	5,073	10,697
Depreciation and amortization	1,285	1,023	53	196	959	3,516

2002
Net Sales	$33,576	$14,287	$7,243	$4,196	$—	$59,302
Segment income (loss) from operations	5,132	2,451	1,643	(958)	—	8,269
Total assets, net	14,917	11,610	1,168	1,431	27,640	56,766
Capital expenditures	1,357	2,005	158	360	3,098	6,978
Depreciation and amortization	1,191	781	37	79	866	2,954

Major Customer and International Operations

During the years ended December 31, 2004, 2003 and 2002, approximately 3%, 3% and 4%, respectively, of the Company’s sales were derived from a major hospital customer. During each of the years ended December 31, 2004, 2003, and 2002, the Company’s Spanish distributor accounted for approximately 7%, 8% and 8%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2004	2003	2002
Domestic sales revenue	$66,156	$58,360	$49,861
Sales revenue from Spain	5,973	5,628	4,838
Other international sales revenue	9,686	7,267	4,603

Total sales revenue	$81,815	$71,255	$59,302

12.	RECENT EVENTS

In January 2005, the Company acquired the remaining 50% interest of its joint venture partner for the distribution of its products in China for an investment of $500,000. As a result, the Company owns a 100% interest in the foreign subsidiary. Beginning in the first quarter ending March 31, 2005, the financial results of the Company’s foreign subsidiary will be consolidated into the Company’s overall financial condition, results of operations and cash flows.

Also in January 2005, the Company acquired a 20,000 square foot facility on approximately two acres in Gainesville, Florida nearby to its main facility for a cash payment of $857,000. This new facility was acquired to provide the Company with the ability to relocate and expand its distribution facility from the currently leased property serving that purpose.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

In December 2004, the Company opened a branch office in Ontario, Canada, to expand the distribution of its products and services in the Canadian market. Currently, the Company is preparing the required regulatory applications and submissions to gain clearance to import and distribute its products to physicians and hospitals in Canada. The Company anticipates it will gain regulatory clearance and begin distribution in the second half of the year ending December 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Based upon the foregoing evaluation under the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), we concluded that our internal financial control system that consists of disclosure controls and procedures, is effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting - See “Management’s Report on Internal Control Over Financial Reporting” and Attestation Report of Deloitte & Touche LLP included on in Item 8.

Changes in Internal Controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Management” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2004 (the “Proxy Statement”) is incorporated herein by reference.

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

Aggregate fees and costs billed to us by Deloitte & Touche LLP, our principal accountant, for the fiscal years ended December 31, 2004 and 2003, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $121,585, as compared to $93,518 for the fiscal year ended December 31, 2003.

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the attestation of the Company’s internal controls over financial reporting as of December 31, 2004 were $118,790.

Audit Related Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the Company’s response to comment letters received from the Securities and Exchange Commission for the fiscal year ended December 31, 2004 were $7,280 as compared to $5,390 for the review and discussion of the appropriate accounting treatment related to the Company’s acquisition of a minority interest in Altiva Corporation for the fiscal year ended December 31, 2003.

Tax Fees

Deloitte & Touche LLP did not provide professional tax services for either of the fiscal years ended December 31, 2004 and 2003.

All Other Fees

For the fiscal year ended December 31, 2004, the Company paid Deloitte & Touche LLP $300 tuition for continuing educations workshops. For the fiscal year ended December 31, 2003, the Company paid Deloitte & Touche LLP $7,800 tuition for workshops related to compliance with requirements of the Sarbanes-Oxley Act of 2002 concerning internal controls over financial reporting.

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

PART IV

OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b) Exhibits:

Exhibit	Description
3.1	Registrant’s Articles of Incorporation, as amended(1)(7)

3.2	Registrant’s Bylaws(1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(8)

10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) (10)

10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) (10)

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(2)

10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(2)

10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(2)

10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(2)

10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(3)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(4)

10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(5)

10.72	Securities Purchase Agreement, dated October 29, 2003, by and between Exactech, Inc. and Altiva Corporation(6)

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.(9)

21.1	Subsidiaries of the Registrant(1)

14.1	Code of Business Conduct and Ethics(11)

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Appendix A filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(6)	Incorporated by reference to exhibit 2 filed with the Registrants’ Report on Form 8-K, dated October 30, 2003.
(7)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Executive Compensation Plan or Arrangement
(11)	Incorporated by reference to Appendix C filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.

(d) Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2004

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2002	$373	$309	$(80)	$602
2003	$602	$509	$(329)	$782
2004	$782	$372	$(893)	$261

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 14, 2005	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005	By:	/s/ William Petty
William Petty
Chief Executive Officer
(principal executive officer),
President and Chairman of the Board

March 14, 2005	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer
(principal financial officer and principal accounting officer)

March 14, 2005	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 14, 2005	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 14, 2005	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 14, 2005	By:	/s/ William B. Locander
William B. Locander
Director

Exhibit Index

Exhibit No.	Description
23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.