Form 10-Q
period 2005-03-31
EXACTECH INC
filed 2005-05-16
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Common Stock, $.01 par value	11,173,021

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$620	$490
Trade receivables, net of allowance of $327 and $261	17,796	16,780
Income taxes receivable	—	22
Prepaid expenses and other assets, net	615	880
Inventories	35,895	31,172
Deferred tax assets	728	545

Total current assets	55,654	49,889

PROPERTY AND EQUIPMENT:
Land	1,015	865
Machinery and equipment	12,183	11,385
Surgical instruments	19,010	16,998
Furniture and fixtures	1,909	1,781
Facilities	8,871	8,120

Total property and equipment	42,988	39,149
Accumulated depreciation	(15,488)	(14,396)
Facilities expansion in progress	11	—

Net property and equipment	27,511	24,753

OTHER ASSETS:
Product licenses and designs, net	1,179	600
Deferred financing costs, net	129	143
Notes receivable - related party	1,031	1,028
Other investments	689	809
Advances and deposits	282	227
Patents and trademarks, net	4,440	4,530
Goodwill	352	—

Total other assets	8,102	7,337

TOTAL ASSETS	$91,267	$81,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,860	$6,944
Income taxes payable	298	—
Line of credit	2,936	—
Current portion of long-term debt	815	815
Commissions payable	1,719	1,441
Royalties payable	703	570
Other liabilities	2,123	1,898

Total current liabilities	19,454	11,668

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,729	3,843
Long-term debt, net of current portion	6,503	6,631

Total long-term liabilities	10,232	10,474

Total liabilities	29,686	22,142

SHAREHOLDERS’ EQUITY:
Common stock	112	112
Additional paid-in capital	22,959	22,373
Retained earnings	38,510	37,352

Total shareholders’ equity	61,581	59,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,267	$81,979

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2005	2004
NET SALES	$22,607	$20,977

COST OF GOODS SOLD	7,638	6,952

Gross profit	14,969	14,025

OPERATING EXPENSES:
Sales and marketing	7,156	6,088
General and administrative	2,551	2,285
Research and development	1,430	1,061
Depreciation and amortization	1,149	949
Royalties	689	620

Total operating expenses	12,975	11,003

INCOME FROM OPERATIONS	1,994	3,022

OTHER INCOME (EXPENSE):
Interest income	25	6
Interest expense	(102)	(57)
Foreign currency exchange gain (loss)	(49)	40

Total other expense	(126)	(11)

INCOME BEFORE INCOME TAXES	1,868	3,011

PROVISION FOR INCOME TAXES	618	1,018

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,250	1,993

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(92)	(102)

NET INCOME	$1,158	$1,891

BASIC EARNINGS PER SHARE	$0.10	$0.17

DILUTED EARNINGS PER SHARE	$0.10	$0.16

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	11,147	$112	$22,373	$37,352	$59,837

Exercise of stock options	13		87		87
Issuance of common stock under the Company’s Employee Stock Purchase Plan	5		74		74
Compensation cost of non-qualified stock options			62		62
Tax benefit from exercise of stock options			363		363
Net income				1,158	1,158

Balance, March 31, 2005	11,165	$112	$22,959	$38,510	$61,581

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,158	$1,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	66	(177)
Inventory impairment	159	122
Depreciation and amortization	1,267	1,050
Compensation cost of non-qualified stock options	62	69
Loss on disposal of equipment	27	42
Foreign currency exchange loss (gain)	49	(40)
Equity in net loss of other investments	92	102
Deferred income taxes	(297)	147
Changes in assets and liabilities which provided (used) net cash, net of effects of acquisition:
Trade receivables	(904)	(2,277)
Prepaids and other assets	233	(961)
Inventories	(4,525)	(1,055)
Accounts payable	3,300	305
Income taxes payable	683	587
Other liabilities	230	(316)

Net cash provided by (used in) operating activities	1,600	(511)

INVESTING ACTIVITIES:
Net investment in notes receivable	(3)	—
Purchase of product licenses and designs	(600)	—
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(3,911)	(2,179)
Other investments	—	(67)
Cost of patents and trademarks	—	(11)
Acquisition of subsidiary, net of cash acquired	75	—

Net cash used in investing activities	(4,439)	(2,249)

FINANCING ACTIVITIES:
Proceeds from line of credit	2,937	—
Principal payments on debt	(129)	(53)
Proceeds from commercial equipment loan	—	1,096
Proceeds from issuance of common stock	161	134

Net cash provided by financing activities	2,969	1,177

NET DECREASE IN CASH AND CASH EQUIVALENTS	130	(1,583)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	490	3,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$620	$1,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64	$39
Income taxes	231	269
Noncash investing activities:
Acquisition of subsidiary: 50% of purchase price is payable (see Note 2)	$250	$—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiary, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiary, Exactech Asia, Ltd. (see note 2), is consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

In January 2005, the Company acquired the 50% interest of its joint venture partner for the distribution of its products in China for an investment of $500,000. As a result, the Company owns a 100% interest in the subsidiary, Exactech Asia, Ltd. The acquisition allowed the Company to gain a higher degree of control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the quarter ended March 31, 2005 have been included in the Company’s consolidated earnings. Pro forma 2004 consolidated income statement information is not materially different than the Company’s actual 2004 results of operations. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000. The purchase price of $500,000 was settled by a cash payment of $250,000, with the remaining $250,000 included in accounts payable upon the subsidiary’s achievement of specific revenue targets. The Company is continuing to evaluate the purchase price allocation.

3. OPTIONS AND STOCK AWARDS

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

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in Statement of Financial Accounting Standards (“SFAS”) No. 123 for each of the three month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$1,158	$1,891
Add: Stock-based compensation expense included in net income, net of tax	41	36
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(209)	(140)

Pro forma net income	$990	$1,787

Earnings per share - basic
As reported	$0.10	$0.17
Pro forma	0.09	0.16

Earnings per share - diluted
As reported	$0.10	$0.16
Pro forma	0.09	0.16

4. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company has evaluated its investment in Altiva Corporation at March 31, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. The Company will continue to analyze its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 7 - Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs- an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material to require the treatment of such costs as period costs as incurred. This standard is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment”. This standard requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. In April 2005, the United States Securities and Exchange Commission (“SEC”) adopted a rule delaying the effective date for this standard for public companies until the beginning of the first fiscal year after June 15, 2005. The adoption of this standard is expected to increase the Company’s compensation cost in the range of $800,000 to $1,000,000, net of the impact of income taxes, in 2006.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the “American Jobs Creation Act of 2004” (the “Act”). The Act includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (“EIE”) over the next two years. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. The Company has adopted the provisions of FSP 109-1 in 2005 and expects to record a comparable tax benefit to that recognized under the EIE in prior years. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”. This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. The interpretation requires a company to recognize a liability for the fair value of any conditional asset retirement obligation when sufficient information is available to reasonably estimate the fair value of the obligation. The application of FIN 47 is required no later than the end of fiscal years ending after December 15, 2005. The application of this interpretation is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

5. INVENTORIES

Inventories are valued at the lower of cost or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, the Company records an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the three months ended March 31, 2005 and 2004 were $159,000 and $122,000, respectively.

The following table summarizes inventory classification as of March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Raw materials	$4,903	$3,828
Work in process	462	424
Finished goods on hand	17,394	14,899
Finished goods on loan	13,136	12,021

	$35,895	$31,172

6. DEBT

Long-term debt consists of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2004-2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (2.34% as of March 31, 2005); proceeds used to finance construction of current facility	$2,400	$2,400

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (4.35% as of March 31, 2005); proceeds used to finance expansion of current facility	3,723	3,775

Commercial equipment loan payable in monthly principal installments of $25.4, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (4.60% as of March 31, 2005); proceeds used to finance equipment for facility expansion	1,195	1,271

Total long-term debt	7,318	7,446
Less current portion	(815)	(815)

	$6,503	$6,631

The following is a schedule of debt maturities as of March 31, 2005 (in thousands):

2005	$686
2006	715
2007	715
2008	715
2009	461
Thereafter	4,026

$7,318

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to three product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. Two of these claims are currently in discovery stages and one of the claims has received an initial judgment that is being appealed. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of this litigation. The Company maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon the Company’s experience with similar past claims, advice of counsel and the best information available. At March 31, 2005, the Company’s accrual for product liability claims increased $175,000 from December 31, 2004, based on the latest estimate of liability pursuant to the claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of these cases, management believes that current accruals are adequate for these potential liabilities.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments

At March 31, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.4 million and $1.9 million of capital equipment. The Company has fulfilled its purchase commitments related to certain distribution agreements. Exactech’s outstanding commitment for the remodeling of one of its facilities was $411,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at March 31, 2005.

Financing Commitments

The Company has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s sole discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of March 31, 2005, Exactech had extended to Altiva the principal sum of $1.0 million under this commitment. These loans can be convertible into shares of the capital stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company has guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of March 31, 2005, there was $1.9 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FIN 45, the Company recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. The Company may be required to consolidate Altiva in 2005 pursuant to FIN46(R) assuming that it continues the funding of product line acquisitions.

8. SEGMENT INFORMATION

The Company evaluates its operating segments by its major product lines: knee implants, hip implants, biologics, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, the Equinoxe™ shoulder, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant.

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets. Capital expenditures and income (loss) from operations by segment for the three months ended March 31, 2004 have been reclassified to match the presentation and allocation for the three months ended March 31, 2005.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Three months ended March 31,	Knee Implants	Hip Implants	Biologics	Other Products	Corporate	Total
2005
Net Sales	$13,011	$4,037	$2,633	$2,926	$—	$22,607
Segment income (loss) from operations	2,054	298	47	(405)	—	1,994
Total assets, net	24,502	20,811	4,227	5,339	36,388	91,267
Capital expenditures	943	848	614	407	1,099	3,911
Depreciation and amortization	401	360	22	73	293	1,149

2004
Net Sales	$12,836	$4,197	$2,583	$1,361	$—	$20,977
Segment income (loss) from operations	2,478	660	99	(215)	—	3,022
Total assets, net	20,930	13,495	2,086	1,442	36,209	74,162
Capital expenditures	1,693	228	—	38	231	2,190
Depreciation and amortization	372	219	11	26	321	949

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended March 31,	2005	2004
Domestic sales revenue	$18,491	$17,160
Sales revenue from Spain	1,397	1,605
Other international sales revenue	2,719	2,212

Total sales revenue	$22,607	$20,977

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$1,158			$1,891

Basic EPS:
Net income available to common shareholders	$1,158	11,151	$0.10	$1,891	11,025	$0.17

Effect of dilutive securities:
Stock options		414			442

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,158	11,565	$0.10	$1,891	11,467	$0.16

At March 31, 2005, there were 1,083,459 options to purchase shares of common stock at prices ranging from $3.34 to $21.09 per share outstanding. For the three months ended March 31, 2005, there were 202,200 options at exercise prices ranging from $10.78 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. At March 31, 2004, there were 1,012,526 options to purchase shares of common stock at prices ranging from $3.34 to $17.15 per share outstanding. For the three months ended March 31, 2004, there were 62,000 options at exercise prices ranging from $12.13 to $17.15 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

The Company develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials has increased as a percentage of the Company’s total revenues over the last five years, as the Company expands its current distribution from the ongoing introduction of new, advanced biologic materials and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip and knee spacers, and the Equinoxe™ shoulder system are expected to contribute to the Company’s anticipated revenue growth. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Exactech, Inc.

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

Overview of the Three Months Ended March 31, 2005

During the first quarter ended March 31, 2005, revenue increased 8% from the quarter ended March 31, 2004. Gross margins decreased slightly to 66.2% from 66.9% as production costs and raw materials prices increased. Operating expenses increased 18% from the prior year’s quarter ended March 31, 2004, representing 57.4% of sales as compared to 52.5% in the first quarter of 2004. Income from operations decreased 34% over the comparable quarter last year. As a result, we realized a decrease in net income of 39%. Included in these consolidated results of operations is a loss of $51,000 of our subsidiary, Exactech Asia, Ltd., as a result of the Company’s acquisition of the 50% interest of its joint venture partner for the distribution of its products in China for an investment of $500,000. The acquisition allowed the Company to gain a higher degree of control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years.

The Company continues to invest in inventory and property and equipment needed for growth. During the quarter ended March 31, 2005, we placed $3.9 million in property and equipment, primarily production equipment and surgical instrumentation, in service. The investment in inventory resulted in an increase of $4.7 million from the end of the year ended December 31, 2004. Cash flow from operations was $1.6 million for the quarter as compared to operations using cash of $511,000 during the same quarter ended March 31, 2004.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three month periods ended March 31, 2005 and March 31, 2004:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended
	March 31, 2005		March 31, 2004
Knee Implants	$13,011	57.6%	$12,836	61.2%
Hip Implants	4,037	17.9%	4,197	20.0%
Biologics	2,633	11.6%	2,583	12.3%
Other Products	2,926	12.9%	1,361	6.5%

Total	$22,607	100.0%	$20,977	100.0%

The following table includes items from the Condensed Consolidated Statements of Income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, the dollar and percentage change from quarterly period to quarterly period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2005 - 2004 Incr (decr)		% of Sales
	2005	2004	$	%	2005	2004
Net sales	22,607	20,977	1,630	7.8%	100.0%	100.0%
Cost of goods sold	7,638	6,952	686	9.9%	33.8%	33.1%

Gross profit	14,969	14,025	944	6.7%	66.2%	66.9%
Operating expenses:
Sales and marketing	7,156	6,088	1,068	17.5%	31.7%	29.0%
General and administrative	2,551	2,285	266	11.6%	11.3%	10.9%
Research and development	1,430	1,061	369	34.8%	6.3%	5.1%
Depreciation and amortization	1,149	949	200	21.1%	5.1%	4.5%
Royalties	689	620	69	11.1%	3.0%	3.0%

Total operating expenses	12,975	11,003	1,972	17.9%	57.4%	52.5%

Income from operations	1,994	3,022	(1,028)	-34.0%	8.8%	14.4%
Other income (expenses), net	(126)	(11)	(115)	1045.5%	-0.6%	-0.1%

Income before taxes	1,868	3,011	(1,143)	-38.0%	8.3%	14.4%
Provision for income taxes	618	1,018	(400)	-39.3%	2.7%	4.9%

Income before equity in net loss of other investments	1,250	1,993	(743)	-37.3%	5.5%	9.5%
Equity in net loss of other investments	(92)	(102)	10	-9.8%	-0.4%	-0.5%

Net income	1,158	1,891	(733)	-38.8%	5.1%	9.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales Revenue

Total sales revenue increased 8% to $22.6 million in the first quarter of 2005 from $21.0 million in the first quarter of 2004. Sales of knee implant products increased 1% to $13.0 million in the first quarter of 2005 from $12.8 million in the first quarter of 2004, as we experienced lower than expected growth from existing products due to supply chain delays that we expect to resolve by the end of the third quarter. Hip implant product sales decreased 4% to $4.0 million in the first quarter of 2005, as compared to $4.2 million in the first quarter of 2004. Biologics distribution revenue increased 2% to $2.63 million in the first quarter of 2005 from $2.58 million in the comparable quarter in 2004. Sales of other products, including surgical instrumentation, the Equinoxe™ shoulder, and the Cemex® bone cement system and InterSpace™ hip and knee spacers, increased 115% to $2.9 million in the first quarter of 2005 from $1.4 million in the first quarter of 2004. Sales revenue in the United States increased 8% to $18.5 million in the first quarter of 2005 as compared to $17.2 million in the first quarter of 2004. International net sales increased 8% to $4.1 million in the first quarter of 2005 from $3.8 million in the first quarter of 2004. International net sales represented 18% of worldwide sales in the first quarter of 2005, the same as the first quarter of 2004.

Gross Profit

Gross profit increased 7% to $15.0 million in the first quarter of 2005 from $14.0 million in the first quarter of 2004. As a percentage of sales, gross margin decreased slightly to 66.2% in the first quarter of 2005 as compared to 66.9% in the first quarter of 2004, as we experienced increases in raw materials costs and realized a lower than expected benefit from the volume of internally manufactured components. We expect gross margin percentages to be consistent with comparative quarters for the balance of 2005 as we continue to ramp up the volume of internally manufactured products.

Operating Expenses

Total operating expenses increased 18% to $13.0 million in the first quarter of 2005 from $11.0 million in the first quarter of 2004. The largest component of total operating expenses, sales and marketing expenses, increased 18% to $7.2 million in the first quarter of 2005 from $6.1 million in the comparable quarter of 2004. The increase resulted from the variable nature of these expenses, costs associated with the production of marketing materials for upcoming product launches, and the consolidated expenses of our Chinese subsidiary. As a percentage of sales, sales and marketing expenses increased to 31.7% in the first quarter of 2005 as compared to 29.0% in the first quarter of 2004. Sales and marketing expenses are expected to decrease to a range of 29% to 30%, as a percentage of sales, for the balance of the year ending December 31, 2005.

General and administrative expenses increased 12% to $2.6 million in the first quarter of 2005 from $2.3 million in the first quarter of 2004, primarily as a result of increases in expenses associated with the attestation of the Company’s system of internal controls over financial reporting. As a percentage of sales, general and administrative expenses increased slightly to 11.3% in the first quarter of 2005 as compared to 10.9% in the first quarter of 2004. Going forward, general and administrative expenses are anticipated to be approximately 10%, as a percentage of sales.

As expected, research and development expenses increased 35% to $1.4 million in the first quarter of 2005 from $1.1 million in the first quarter of 2004, as the Company continued to move development projects forward to expand its knee implant, hip implant, shoulder implant, and biologics product lines. As a percentage of sales, research and development expenses were 6.3% in the quarter ended March 31, 2005 as compared to 5.1% in the quarter ended March 31, 2004. Consistent with our earlier reports, we expect research and development expenses in the remaining quarters in 2005 to be approximately 7% of total sales.

Depreciation and amortization increased 21% to $1.1 million in the first quarter of 2005, as compared to $949,000 in the first quarter of 2004, as a result of continued investment in surgical instrumentation and manufacturing equipment. During the first quarter of 2005, $2.9 million of surgical instrumentation was placed in service. Royalty expenses increased 11% to $689,000 in the first quarter of 2004 from $620,000 in the first quarter of 2004, primarily due to the contribution of new products subject to royalties to the growth in sales. As a percentage of sales, royalty expenses were 3.0% in the first quarter of 2005, the same as in the first quarter of 2004.

Income from Operations

Our income from operations decreased 34% to $2.0 million, representing 8.8% of sales, in the first quarter of 2005 from $3.0 million, which was equal to 14.4% of sales, in the first quarter of 2004. The reduction in income from operations was primarily due to a larger increase in operating expenses than the growth in sales revenue. While a certain component of the operating expenses are variable, a large component of these costs are fixed in nature. Looking forward, income from operations is anticipated to be in the range of 11% to 13%, as percentage of sales, for the balance of 2005.

Other Income and Expenses

Other expenses, net of other income, increased to $126,000 in the quarter ended March 31, 2005, from $11,000 in the quarter ended March 31, 2004, as we incurred net interest expense of $77,000 as compared to $51,000 in the first quarter of 2004 due to increased borrowing under the Company’s credit facilities. In the first quarter of 2005, we realized a loss on foreign currency exchange of $49,000 due to the devaluation of the U.S. dollar with accounts payable in Euros as compared to a gain of $40,000 in the first quarter of 2004.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $92,000 for the quarter ended March 31, 2005 as compared to $102,000 for Altiva and Exactech Asia for the quarter ended March 31, 2004, prior to the Company’s acquisition of our joint venture partner’s interest in Exactech Asia in January 2005. Our share of the Altiva losses is expected to be in the range of $400,000 to $500,000 for the full year ending December 31, 2005.

Taxes and Net Income

Income before provision for income taxes decreased 38% to $1.9 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004. The effective tax rate, as a percentage of income before taxes, was 33.1% for the first quarter of 2005 as compared to 33.8% in the first quarter of 2004 as the Company benefited from the credit for increased research and development spending and a favorable adjustment of the prior year’s tax provision to the actual 2004 tax returns.

As a result of the foregoing, we realized net income of $1.2 million in the first quarter of 2005 as compared to $1.9 million in the first quarter of 2004, a decrease of 39%. As a percentage of sales, net income decreased to 5.1% for the quarter ended March 31, 2005 as compared to 9.0% in the same quarter last year. Earnings per share, on a diluted basis, were $0.10 for the first quarter of 2005, as compared to $0.16 for the first quarter of 2004.

Liquidity and Capital Resources

The Company has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At March 31, 2005, the Company had working capital of $36.2 million, a decrease of 5% from $38.2 million at the end of 2004. Working capital in 2005 decreased primarily as a result of increases in accounts payable and borrowing under the line of credit associated with the investment in inventory, which increased $4.7 million in preparation for upcoming full-scale market release of product line expansions. The Company anticipates increases in inventory to continue at a more modest pace for the balance of the year ending December 31, 2005. The Company projects that cash flows from its operating activities and borrowing under its existing line of credit will be sufficient to meet its commitments and cash requirements in the following twelve months.

Operating Activities- Operating activities provided net cash of $1.6 million for the first quarter of 2005, as compared to using net cash of $511,000 for the first quarter of 2004, as comparative increases in accounts receivable were significantly lower than the prior year. The Company’s allowance for doubtful accounts increased to $327,000 at March 31, 2005 from $261,000 at December 31, 2004 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 69, the same as the fourth quarter ended December 31, 2004, but up from 65 for the quarter ended March 31, 2004. There have not been any significant changes in the Company’s credit terms and policies and we anticipate the past due accounts to improve throughout the year ending December 31, 2005. As expected, increases in inventory used net cash of $4.5 million during the first quarter ended March 31, 2005 as compared to using net cash of $1.1 million during the same quarter ended March 31, 2004. The increase in accounts payable associated with increasing inventory provided net cash of $3.3 million for the quarter ended March 31, 2005 as compared to $305,000 in the comparable quarter ended March 31, 2004.

Investing Activities- Investing activities used cash of $4.4 million for the first quarter of 2005, as compared to $2.2 million for the first quarter of 2004, primarily for the purchase of property and equipment associated with the expansion of our surgical instrumentation in the field. For the first quarter of 2005, we used cash of $600,000 for a milestone payment associated with a biologic materials license and the acquisition of our Chinese subsidiary provided net cash of $75,000.

Financing Activities- Financing activities provided net cash of $3.0 million in the first quarter of 2005, as compared to $1.2 million in the first quarter of 2004. In the first quarter of 2005, borrowing under our line of credit provided net cash of $2.9 million to fund our inventory investment. Proceeds from the exercise of outstanding stock options provided cash of $161,000 in the first quarter of 2005 as compared to $134,000 in the first quarter of 2004.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line limit is equal to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon Exactech’s ratio of funded debt to EBITDA. At March 31, 2005, there was $2.9 million outstanding under Exactech’s line and $1.9 million was outstanding on the Altiva guaranteed line of credit bearing an interest rate of 4.36% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at March 31, 2005 was $2.4 million bearing a variable rate of interest of 2.34%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2005, there was $3.7 million outstanding under this loan bearing a variable rate of interest equal to 4.35%. During February 2003, the Company entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At March 31, 2005, $1.2 million was outstanding under this loan bearing a variable rate of interest equal to 4.60%.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. The Company was in compliance with such covenants at March 31, 2005.

At March 31, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.4 million and $1.9 million of capital equipment. The Company has fulfilled its purchase commitments related to certain distribution agreements. Exactech’s outstanding commitment for the remodeling of one of its facilities was $411,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at March 31, 2005.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of March 31, 2005, Exactech had extended to Altiva the principal sum of $1.0 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to

Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed an initial $3.0 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At March 31, 2005, there was $1.9 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch.

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

The Company has evaluated its investment in Altiva Corporation at March 31, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva does not qualify as a variable interest entity requiring consolidation. The Company will conduct its analysis of its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R. The Company may be required to consolidate Altiva in 2005 assuming that it continues the funding of product line acquisitions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2004 report on Form 10-K. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of March 31, 2005, and the weighted average interest rates are those experienced during the quarter ended March 31, 2005 (in thousands, except percentages):

	2005	2006	2007	2008	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$341					$341
Weighted average interest rate	1.2%

Liabilities

Line of credit at variable interest rate	$2,936					$2,936
Weighted average interest rate	4.5%

Industrial Revenue Bond at variable interest rate	$300	$200	$200	$200	$1,500	$2,400
Weighted average interest rate	1.9%

Commercial construction loan at variable interest rate	$158	$210	$210	$210	$2,935	$3,723
Weighted average interest rate	4.0%

Commercial equipment loan at variable interest rate	$229	$305	$305	$305	$51	$1,195
Weighted average interest rate	4.4%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, Ltd., is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the quarter ended March 31, 2005, there were no translation gains or losses.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Translation gains or losses were not material in any of the periods presented and we do not believe we are currently exposed to any material risk of loss on this basis.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the three months ended March 31, 2005, the Company expanded its formal internal financial control system due to the acquisition of our joint venture partners’ interest in our Chinese subsidiary, Exactech Asia, Ltd. While this extension did not change Exactech’s internal control over financial reporting, it did provide for the strengthening of our existing controls in the following areas: financial closing, reporting and disclosure procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to three product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. Two of these claims are currently in discovery stages and one of the claims has received an initial judgment that is being appealed. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of this litigation. The Company maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon the Company’s experience with similar past claims, advice of counsel and the best information available. At March 31, 2005, the Company’s accrual for product liability claims increased $175,000 from December 31, 2004, due to the increase in number of active claims from two to three. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of these cases, management believes that current accruals are adequate for these potential liabilities.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Exactech, Inc.

Date: May 13, 2005	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 13, 2005	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.