Form 10-Q
period 2005-06-30
EXACTECH INC
filed 2005-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2004
Common Stock, $.01 par value	11,325,252

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$905	$490
Trade receivables, net of allowance of $494 and $261	16,975	16,780
Income taxes receivable	—	22
Prepaid expenses and other assets, net	1,996	880
Inventories	42,205	31,172
Deferred tax assets	910	545

Total current assets	62,991	49,889

PROPERTY AND EQUIPMENT:
Land	1,015	865
Machinery and equipment	12,679	11,385
Surgical instruments	21,509	16,998
Furniture and fixtures	1,914	1,781
Facilities	8,869	8,120

Total property and equipment	45,986	39,149
Accumulated depreciation	(16,490)	(14,396)
Facilities expansion in progress	326	—

Net property and equipment	29,822	24,753

OTHER ASSETS:
Product licenses and designs, net	1,188	600
Deferred financing costs, net	105	143
Notes receivable - related party	1,539	1,028
Other investments	616	809
Advances and deposits	599	227
Patents and trademarks, net	4,349	4,530
Goodwill	352	—

Total other assets	8,748	7,337

TOTAL ASSETS	$101,561	$81,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,762	$6,944
Refundable deposits from customers	208	—
Income taxes payable	384	—
Line of credit	7,490	—
Current portion of long-term debt	815	815
Commissions payable	1,749	1,441
Royalties payable	764	570
Other liabilities	2,388	1,898

Total current liabilities	27,560	11,668

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,661	3,843
Long-term debt, net of current portion	6,374	6,631

Total long-term liabilities	10,035	10,474

Total liabilities	37,595	22,142

SHAREHOLDERS’ EQUITY:
Common stock	113	112
Additional paid-in capital	23,465	22,373
Retained earnings	40,388	37,352

Total shareholders’ equity	63,966	59,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,561	$81,979

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2005	2004	2005	2004
NET SALES	$23,865	$20,398	$46,472	$41,375

COST OF GOODS SOLD	7,790	6,871	15,428	13,823

Gross profit	16,075	13,527	31,044	27,552

OPERATING EXPENSES:
Sales and marketing	6,971	5,607	14,127	11,695
General and administrative	2,444	1,913	4,995	4,182
Research and development	1,562	1,273	2,992	2,351
Depreciation and amortization	1,220	996	2,369	1,945
Royalties	770	604	1,459	1,223

Total operating expenses	12,967	10,393	25,942	21,396

INCOME FROM OPERATIONS	3,108	3,134	5,102	6,156

OTHER INCOME (EXPENSE):
Interest income	20	4	45	10
Interest expense	(147)	(69)	(249)	(126)
Foreign currency exchange gain (loss)	25	26	(24)	66

Total other expenses	(102)	(39)	(228)	(50)

INCOME BEFORE INCOME TAXES	3,006	3,095	4,874	6,106

PROVISION FOR INCOME TAXES	1,056	1,125	1,674	2,143

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,950	1,970	3,200	3,963

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(72)	(90)	(164)	(192)

NET INCOME	$1,878	$1,880	$3,036	$3,771

BASIC EARNINGS PER SHARE	$0.17	$0.17	$0.27	$0.34

DILUTED EARNINGS PER SHARE	$0.16	$0.16	$0.27	$0.32

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	11,147	$112	$22,373	$37,352	$59,837

Exercise of stock options	157	1	453		454
Issuance of common stock under the Company’s Employee Stock Purchase Plan	11		143		143
Compensation cost of non-qualified stock options			129		129
Tax benefit from exercise of stock options			367		367
Net income				3,036	3,036

Balance, June 30, 2005	11,315	$113	$23,465	$40,388	$63,966

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$3,036	$3,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	233	(212)
Inventory impairment	315	241
Depreciation and amortization	2,613	2,180
Compensation cost of non-qualified stock options	129	178
Loss on disposal of equipment	66	100
Foreign currency exchange loss (gain)	24	(66)
Equity in net loss of other investments	164	192
Deferred income taxes	(547)	216
Changes in assets and liabilities which provided (used) net cash, net of effects of acquisition:
Trade receivables	(250)	(2,491)
Prepaids and other assets	(1,441)	(388)
Inventories	(10,991)	(1,869)
Accounts payable	6,435	(506)
Income taxes payable	772	337
Other liabilities	586	459

Net cash provided by operating activities	1,144	2,142

INVESTING ACTIVITIES:
Net investment in notes receivable	(511)	—
Purchase of product licenses and designs	(645)	(250)
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(7,480)	(2,657)
Other investments	—	(67)
Cost of patents and trademarks	—	(1,540)
Acquisition of subsidiary, net of cash acquired	76	—

Net cash used in investing activities	(8,560)	(4,506)

FINANCING ACTIVITIES:
Proceeds from line of credit	7,490	—
Principal payments on debt	(257)	(181)
Proceeds from commercial equipment loan	—	1,096
Proceeds from issuance of common stock	598	622

Net cash provided by financing activities	7,831	1,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	415	(827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	490	3,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$905	$2,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$139	$126
Income taxes	1,529	1,314
Noncash investing activities:
Acquisition of subsidiary: 50% of purchase price is payable (see Note 2)	$250	$—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiary, Exactech Asia, Ltd. (see note 2), is consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2. ACQUISITIONS

In January 2005, the Company acquired for an investment of $500,000 the 50% interest not owned by the Company in Exactech Asia, Ltd. (“Exactech Asia”), resulting in the Company owning 100% of Exactech Asia, which facilitates the distribution of the Company’s products in China. The acquisition allowed the Company to obtain a higher degree of control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the quarter and six months ended June 30, 2005 have been included in the Company’s consolidated earnings. Pro forma 2004 consolidated income statement information is not materially different than the Company’s actual 2004 results of operations. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000. The purchase price of $500,000 was paid with a cash payment of $250,000, with the remaining $250,000 to be paid upon the subsidiary’s achievement of specific revenue targets. At June 30, 2005, the balance in accounts payable associated with this acquisition was $188,000.

3. OPTIONS AND STOCK AWARDS

Exactech utilizes the intrinsic value method per Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for options granted to employees. The Company applies Statement of Accounting Standards (“SFAS”) No. 123 for options granted to non-employees who perform services for the Company. The Company’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of Exactech’s stock on the date of grant. Option awards typically vest in equal increments over a five year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years.

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in SFAS No. 123 for each of the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,878	$1,880	$3,036	$3,771
Add: Stock-based compensation expense included in net income, net of tax	40	34	85	70
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(239)	(203)	(455)	(327)

Pro forma net income	$1,679	$1,711	$2,666	$3,514

Earnings per share- basic
As reported	$0.17	$0.17	$0.27	$0.34
Pro forma	0.15	0.15	0.24	0.32

Earnings per share- diluted
As reported	$0.16	$0.16	$0.27	$0.32
Pro forma	0.15	0.15	0.23	0.30

4. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company has evaluated its investment in Altiva Corporation at June 30, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. The Company will continue to analyze its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 7—Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard requires that the direct effect of changes in accounting principle be retrospectively applied to prior accounting periods as if that principle had always been used. This standard also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In July of 2005 FASB issued a Proposed Interpretation of SFAS No. 109, “Accounting for Uncertain Tax Positions” (“Proposed Interpretation of SFAS No. 109”). If adopted, the Proposed Interpretation of SFAS No. 109 would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. Management does not believe the adoption of this standard will have a material impact on the Company’s financial condition, results of operations, or cash flows.

5. INVENTORIES

Inventories are valued at the lower of cost or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, the Company records an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the six months ended June 30, 2005 and 2004 were $582,000 and $241,000, respectively.

The following table summarizes the Company’s classifications of inventory as of June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Raw materials	$7,651	$3,828
Work in process	439	424
Finished goods on hand	20,569	14,899
Finished goods on loan	13,546	12,021

	$42,205	$31,172

6. DEBT

Long-term debt consists of the following at June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year in 2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (2.34% as of June 30, 2005); proceeds used to finance construction of current facility	$2,400	$2,400

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (4.78% as of June 30, 2005); proceeds used to finance expansion of current facility	3,670	3,775

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.75% (5.07% as of June 30, 2005); proceeds used to finance equipment for facility expansion	1,119	1,271

Total long-term debt	7,189	7,446
Less current portion	(815)	(815)

	$6,374	$6,631

The following is a schedule of debt maturities as of June 30, 2005 (in thousands):

Long-Term Debt
2005	$558
2006	715
2007	715
2008	715
2009	461
Thereafter	4,025

Total	$7,189

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to three product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims. Management believes these accruals are appropriate and are based on assumptions related to the Company’s past experience with similar claims, advice of counsel and the best information available. At June 30, 2005, the Company’s accrual for product liability claims increased $159,000 from December 31, 2004, based on the latest estimate of liability pursuant to such claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while management believes that current accruals are adequate for these potential liabilities, it is possible that changes in assumptions on which accruals are based could have a negative effect on the Company’s estimates.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments

At June 30, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.5 million and $1.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $986,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at June 30, 2005.

Financing Commitments

The Company has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of June 30, 2005, Exactech had extended to Altiva the principal sum of $1.5 million under this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company has guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of June 30, 2005, there was $2.1 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. The Company may be required to consolidate Altiva in 2005 pursuant to FIN46(R) assuming that it continues the funding of product line acquisitions.

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

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets. Capital expenditures and income (loss) from operations by segment for the three and six months ended June 30, 2004 have been reclassified to match the presentation and allocation for the three and six months ended June 30, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Knee	Hip	Biologics	Other	Corporate	Total
Three months ended June 30,
2005
Net sales	$13,819	$4,052	$2,644	$3,350		$23,865
Segment income (loss) from operations	2,579	405	187	(63)		3,108
Total assets, net	28,637	23,699	3,843	6,896	38,486	101,561
Capital expenditures	1,937	141	53	821	1,262	4,214
Depreciation and Amortization	429	366	38	48	339	1,220

2004
Net sales	$12,414	$3,730	$2,705	$1,549		$20,398
Segment income (loss) from operations	2,337	497	515	(215)		3,134
Total assets, net	21,528	18,293	3,733	4,641	33,784	81,979
Capital Expenditures	1,693	228	—	38	231	2,190
Depreciation and Amortization	329	275	19	29	344	996

Six months ended June 30,
2005
Net sales	$26,830	$8,088	$5,277	$6,277		$46,472
Segment income (loss) from operations	4,631	708	238	(475)		5,102
Total assets, net	28,637	23,699	3,843	6,896	38,486	101,561
Capital expenditures	2,880	989	667	1,228	2,361	8,125
Depreciation and Amortization	830	726	60	121	632	2,369

2004
Net sales	$25,250	$7,927	$5,288	$2,910		$41,375
Segment income (loss) from operations	4,716	1,142	781	(483)		6,156
Total assets, net	21,528	18,293	3,733	4,641	33,784	81,979
Capital Expenditures	1,075	1,809	250	118	1,195	4,447
Depreciation and Amortization	643	538	36	56	672	1,945

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended June 30,	2005	2004
Domestic sales revenue	$18,422	$16,381
Sales revenue from Spain	3,219	1,761
Other international sales revenue	2,224	2,256

Total sales revenue	$23,865	$20,398

Six months ended June 30,	2005	2004
Domestic sales revenue	$36,913	$33,541
Sales revenue from Spain	4,617	3,366
Other international sales revenue	4,942	4,468

Total sales revenue	$46,472	$41,375

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
Net income	$1,878			$1,880

Basic EPS:
Net income available to common shareholders	$1,878	11,199	$0.17	$1,880	11,097	$0.17

Effect of dilutive securities:
Stock options		216			592

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,878	11,415	$0.16	$1,880	11,689	$0.16

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
Net income	$3,036			$3,771

Basic EPS:
Net income available to common shareholders	$3,036	11,175	$0.27	$3,771	11,061	$0.34

Effect of dilutive securities:
Stock options		268			545

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,036	11,443	$0.27	$3,771	11,606	$0.32

At June 30, 2005, there were 1,104,668 options to purchase shares of common stock at prices ranging from $3.34 to $21.09 per share outstanding. For the three months ended June 30, 2005, there were 516,267 options at exercise prices ranging from $10.78 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2005, there were 213,800 options at exercise prices ranging from $10.78 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. At June 30, 2004, there were 1,073,946 options to purchase shares of common stock at prices ranging from $3.34 to $18.60 per share outstanding. For the three months ended June 30, 2004, there were 16,000 options at exercise prices ranging from $14.46 to $15.42 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2004, there were 151,200 options at exercise prices ranging from $14.46 to $18.60 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method.

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

Overview of the Three and Six Months Ended June 30, 2005

During the quarter ended June 30, 2005, revenue increased 17% to $23.9 million from $20.4 million in the quarter ended June 30, 2004. Diluted earnings per share for the quarter ended June 30, 2005 were $.16 based on net income of $1.9 million, which was equivalent to the quarter ended June 30, 2004.

For the six months ended June 30, 2005, revenue was $46.5 million, an increase of 12% over revenue of $41.4 million in the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $3.0 million or $.27 per diluted share, a decrease of 20% from $3.8 million or $.33 per diluted share in the six months ended June 30, 2004. Included in these consolidated results of operations is a loss of $20,000 of our subsidiary, Exactech Asia, Ltd., as a result of the Company’s acquisition in January 2005 for an investment of $500,000 of the 50% interest not owned by the Company in Exactech Asia, Ltd. (“Exactech Asia”), resulting in the Company owning 100% of Exactech Asia which facilitates the distribution of the Company’s products in China.

Gross margin for the quarter ended June 30, 2005 was 67.4% compared to 66.3% in the prior comparable quarter. For the six months ended June 30, 2005, gross margin improved slightly to 66.8% as compared to 66.6% in the six months ended June 30, 2004. Total operating expenses in the quarter increased 25% to $13.0 million. For the six months ended June 30, 2005, operating expenses increased 21% to $25.9 million from $21.4 million in the six months ended June 30, 2004.

We continued to invest in inventory and property and equipment to support new product introductions and expansion of our internal manufacturing capacity. During the six months ended June 30, 2005, we placed $7.5 million in property and equipment, primarily production equipment and surgical instrumentation, in service. The investment in inventory resulted in an increase of $11.0 million from the year ended December 31, 2004. Cash flow from operations was $1.1 million for the six months ended June 30, 2005 as compared to $2.1 million during the six months ended June 30, 2004.

The following table includes items from the Condensed Statements of Income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2005 - 2004 Incr (decr)		% of Sales
	2005	2004	$	%	2005	2004
Net sales	23,865	20,398	3,467	17.0%	100.0%	100.0%
Cost of goods sold	7,790	6,871	919	13.4%	32.6%	33.7%

Gross profit	16,075	13,527	2,548	18.8%	67.4%	66.3%

Operating expenses:
Sales and marketing	6,971	5,607	1,364	24.3%	29.2%	27.5%
General and administrative	2,444	1,913	531	27.8%	10.2%	9.4%
Research and development	1,562	1,273	289	22.7%	6.5%	6.2%
Depreciation and amortization	1,220	996	224	22.5%	5.1%	4.9%
Royalties	770	604	166	27.5%	3.2%	3.0%

Total operating expenses	12,967	10,393	2,574	24.8%	54.3%	51.0%

Income from operations	3,108	3,134	(26)	-0.8%	13.0%	15.4%
Other (expenses) income, net	(102)	(39)	(63)	161.5%	-0.4%	-0.2%

Income before taxes	3,006	3,095	(89)	-2.9%	12.6%	15.2%
Provision for income taxes	1,056	1,125	(69)	-6.1%	4.4%	5.5%

Income before equity in net loss of other investments	1,950	1,970	(20)	-1.0%	8.2%	9.7%
Equity in net loss of other investments	(72)	(90)	18	-20.0%	-0.3%	-0.4%

Net income	1,878	1,880	(2)	-0.1%	7.9%	9.2%

	Six Months Ended June 30,		2005 - 2004 Incr (decr)		% of Sales
	2005	2004	$	%	2005	2004
Net sales	46,472	41,375	5,097	12.3%	100.0%	100.0%
Cost of goods sold	15,428	13,823	1,605	11.6%	33.2%	33.4%

Gross profit	31,044	27,552	3,492	12.7%	66.8%	66.6%

Operating expenses:
Sales and marketing	14,127	11,695	2,432	20.8%	30.4%	28.3%
General and administrative	4,995	4,182	813	19.4%	10.7%	10.1%
Research and development	2,992	2,351	641	27.3%	6.4%	5.7%
Depreciation and amortization	2,369	1,945	424	21.8%	5.1%	4.7%
Royalties	1,459	1,223	236	19.3%	3.1%	3.0%

Total operating expenses	25,942	21,396	4,546	21.2%	55.8%	51.7%

Income from operations	5,102	6,156	(1,054)	-17.1%	11.0%	14.9%
Other (expenses) income, net	(228)	(50)	(178)	356.0%	-0.5%	-0.1%

Income before taxes	4,874	6,106	(1,232)	-20.2%	10.5%	14.8%
Provision for income taxes	1,674	2,143	(469)	-21.9%	3.6%	5.2%

Income before equity in net loss of other investments	3,200	3,963	(763)	-19.3%	6.9%	9.6%
Equity in net loss of other investments	(164)	(192)	28	-14.6%	-0.4%	-0.5%

Net income	3,036	3,771	(735)	-19.5%	6.5%	9.1%

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and six month periods ended June 30, 2005 and June 30, 2004:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Knee Products	$13,819	57.9%	$12,414	60.9%	$26,830	57.7%	$25,250	61.0%
Hip Products	4,052	17.0%	3,730	18.3%	8,088	17.4%	7,927	19.2%
Biologics	2,644	11.1%	2,705	13.3%	5,277	11.4%	5,288	12.8%
Other Products	3,350	14.0%	1,549	7.5%	6,277	13.5%	2,910	7.0%

Total	$23,865	100.0%	$20,398	100.0%	$46,472	100.0%	$41,375	100.0%

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Sales Revenue

For the quarter ended June 30, 2005, total sales revenue increased 17% to $23.9 million in the second quarter ended June 30, 2005 from $20.4 million in the comparable quarter ended June 30, 2004, primarily due to unit sales growth with increases in sales of the Optetrak® knee system continuing to pace the growth as we made progress in decreasing supply chain delays experienced earlier the year. Sales of knee implant products increased 11% during the quarter ended June 30, 2005 to $13.8 million from $12.4 million in the same quarter last year, with growth coming from unit increases. Hip implant sales revenue of $4.1 million during the quarter ended June 30, 2005 was an increase of 9% over the $3.7 million in revenue during the quarter ended June 30, 2004, primarily due to unit sales growth. Revenue from biologics decreased 2% during the quarter ended June 30, 2005 to $2.6 million, down from $2.7 million in the comparable quarter in 2004 due to increased competition in the market. Sales of all other products increased to $3.4 million as compared to $1.5 million in the same quarter last year, driven primarily by the Company’s distribution of the InterSpace™ pre-formed, antibiotic cement hip and knee spacers, along with the introduction of the Company’s new Equinoxe™ shoulder system. Domestically, total sales revenue increased 12% to $18.4 million, or 77% of total sales, during the quarter ended June 30, 2005, up from $16.4 million, which represented 80% of total sales, in the comparable quarter last year. Internationally, the Company continued to benefit from the expansion of the distribution of its products in Europe as total international sales revenue increased 36% to $5.5 million, representing 23% of total sales, for the quarter ended June 30, 2005, as compared to $4.0 million, which was 20% of total sales revenue, for the same quarter in 2004.

For the six months ended June 30, 2005, total sales revenue increased 12% to $46.5 million from $41.4 million in the six months ended June 30, 2004. Sales of knee implants for the six months ended June 30, 2005 increased 6% to $26.8 million, from $25.3 million in the same six months ended June 30, 2004, primarily due to unit sales growth. Sales of hip implants for the six months ended June 30, 2005 increased to 2% to $8.2 million from $7.9 million during the six months ended June 30, 2004. Revenue from biologics was $5.3 million in each of the six months ended June 30, 2005 and 2004. Sales of other products, including the InterSpace™ hip and knee spacers and the Equinoxe™ shoulder system, increased to $6.3 million during the first six months of 2005 from $2.9 million in the same six month period last year. Domestic sales revenue increased 10% to $36.9 million, representing 79% of total sales, in the six months ended June 30, 2005 from $33.5 million in the first six months ended June 30, 2004, which represented 81% of total sales. International sales for first six months of 2005 increased 22% to $9.6 million, which represented 21% of total sales, from $7.8 million in the six months ended June 30, 2004, or 19% of total sales revenue.

Gross Profit

Gross profit increased 19% to $16.1 million in the quarter ended June 30, 2005 from $13.5 million in the quarter ended June 30, 2004. As a percentage of sales, gross profit increased to 67.4% during the quarter ended June 30, 2005 as compared to 66.3% in the quarter ended June 30, 2004, primarily due to benefits resulting from increased internal production volume. For the six months ended June 30, 2005, gross profit increased 13% to $31.0 million from $27.6 million in the six months ended June 30, 2004. As a percentage of sales, gross profit increased slightly to 66.8% for the six months ended June 30, 2005 from 66.6% for the same period last year, primarily due to benefits on increased internal production volume realized during the quarter ended June 30, 2005. Looking forward, we expect gross profit, as a percentage of sales, to remain relatively stable, in comparison to last year.

Operating Expenses

Total operating expenses increased 25% to $13.0 million in the quarter ended June 30, 2005 from $10.4 million in the quarter ended June 30, 2004. As a percentage of sales, total operating expenses increased to 54.3% in the quarter ended June 30, 2005 from 51.0% in the comparable quarter ended June 30, 2004, as we continued to support our marketing and research efforts to introduce new products to market. For the first six months ended June 30, 2005, total operating expenses increased 21% to $25.9 million from $21.4 million in the six months ended June 30, 2004.

Sales and marketing expenses, the largest component of total operating expenses, increased 24% for the quarter ended June 30, 2005 to $7.0 million from $5.6 million in the same quarter last year, largely due to variable selling expenses, particularly payments made to independent sales representatives, and increased new product promotion efforts. As a percentage of sales, sales and marketing expenses were 29.2% during the quarter ended June 30, 2005, up from 27.5% in the same quarter last year. For the six months ended June 30, 2005, sales and marketing expenses increased 21% to $14.1 million from $11.7 million for the six months ended June 30, 2004. For first six months of 2005, sales and marketing expenses were 30.4%, as a percentage of sales, up from 28.3% in the same period last year, as we continued to invest in new product marketing initiatives and literature. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31% as we continue to experience marketing costs associated with continuing new product introductions.

General and administrative expenses increased 28% to $2.4 million in the quarter ended June 30, 2005 from $1.9 million in the quarter ended June 30, 2004, primarily as a result of increases in the Company’s allowance for doubtful accounts as a result of a reorganization filing by one of the Company’s hospital accounts. At June 30, 2005, the allowance for doubtful accounts increased $233,000 from the year ended December 31, 2004. As a percentage of sales, general and administrative expenses were 10.2% for the quarter ended June 30, 2005, as compared to 9.4% in the quarter ended June 30, 2004, as a result of the increased accounts receivable allowance. For the six months ended June 30, 2005, general and administrative expenses increased 19% to $5.0 million, representing 10.7% of sales, from $4.2 million, which equaled 10.1% of sales, in the six months ended June 30, 2004. General and administrative expenses for the balance of the year ending December 31, 2005 are expected in the range of 9% to 10%, as a percentage of sales.

Research and development expenses increased 23% to $1.6 million in the quarter ended June 30, 2005 from $1.3 million in the quarter ended June 30, 2004, as testing and prototyping expenditures continued on new product development projects for hip implant systems and line extensions for both the Equinoxe™ shoulder and Optetrak® knee systems. As a percentage of sales, research and development expenses increased to 6.5% in the quarter ended June 30, 2005 from 6.2% in the comparable quarter last year. For the six months ended June 30, 2005, research and development expenses increased 27% to $3.0 million, equal to 6.4% of sales, as compared to $2.3 million in the six months ended June 30, 2004, which was 5.7% of sales. Similar growth rates in research and development expenditures are expected to continue throughout the remainder of the year, equaling approximately 7% of sales, based on upcoming project milestones.

Depreciation and amortization increased 22% to $1.2 million during the quarter ended June 30, 2005 from $996,000 in the quarter ended June 30, 2004, primarily as a result of continuing investment in surgical instrumentation and manufacturing equipment. During the quarter ended June 30, 2005, we placed $2.7 million of surgical instrumentation and $432,000 of new manufacturing equipment in service. For the six months ended June 30, 2005, depreciation and amortization increased 22% to $2.4 million from $1.9 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, we placed $5.6 million of surgical instruments along with $1.0 million of new manufacturing equipment in service to support our increased internal manufacturing volume and new product introductions. As a percentage of sales, depreciation and amortization has remained relatively constant in each of the three and six month periods ended June 30, 2005 and 2004 in the range of 4.7% to 5.1%.

Royalty expenses increased 27% to $770,000 in the quarter ended June 30, 2005 from $604,000 in the quarter ended June 30, 2004, as sales growth of core hip and knee products was accompanied by incremental sales of new product lines subject to royalties. As a percentage of sales, royalty expenses increased to 3.2% during the quarter ended June 30, 2005 from 3.0% in the quarter ended June 30, 2004. For the six months ended June 30, 2005, royalty expenses increased to $1.5 million, representing 3.1% of sales, from $1.2 million in the six months ended June 30, 2004, which equaled 3.0% of sales.

Income from Operations

Our income from operations decreased slightly to $3.11 million in the quarter ended June 30, 2005 from $3.13 million in the quarter ended June 30, 2004. The decrease was attributable to the growth in total operating expenses, which outpaced the overall growth in top line sales. For the six months ended June 30, 2005, income from operations decreased 17% to $5.1 million from $6.2 million in the six months ended June 30, 2004, due primarily to lower than expected growth in total revenue earlier in the year, coupled with operating expenses that are relatively fixed in nature. Looking forward, income from operations is anticipated to be in the range of 11% to 13%, as percentage of sales, for the balance of 2005.

Other Income and Expenses

Other expenses, net of other income, increased to $102,000 during the quarter ended June 30, 2005, from $39,000 in the quarter ended June 30, 2004, primarily due to increased borrowings under the line of credit associated with inventory purchases for new product launches. We incurred net interest expense for the quarter ended June 30, 2005 of $147,000 as compared to $69,000 during the quarter ended June 30, 2004. The gain on Euro denominated accounts payable was $25,000 for the quarter as compared to $26,000 last year. For the six months ended June 30, 2005, other expenses, net of other income, increased to $228,000 from $50,000 in the six months ended June 30, 2004, as we incurred net interest expense of $249,000 from increased borrowing, up from $126,000 during the six months ended June 30, 2004. For the six months ended June 30, 2005, we experienced a currency exchange loss of $24,000 as compared to a gain of $66,000 for the six months ended June 30, 2004, as a result of fluctuations in the U.S. dollar exchange rates on Euro denominated accounts payable for raw materials.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $72,000 for the quarter ended June 30, 2005 as compared to $90,000 for Altiva and Exactech Asia for the quarter ended June 30, 2004, prior to our acquisition of the remaining 50% interest not owned by us in Exactech Asia in January 2005. For the six months ended June 30, 2005, equity method investment losses on Altiva totaled $164,000 as compared to $192,000 for Altiva and Exactech Asia for the same six month period in 2004.

Taxes and Net Income

Income before provision for income taxes decreased 3% to $3.0 million in the quarter ended June 30, 2005 from $3.1 million in the quarter ended June 30, 2004. The effective tax rate, as a percentage of income before taxes, was 35.1% for the quarter ended June 30, 2005, as compared to 36.4% in the quarter ended June 30, 2004, as the Company realized the tax benefits of strong international sales and the credit for increased research and development spending. For the six months ended June 30, 2005, income before provision for income taxes decreased 20% to $4.9 million from $6.1 million for the six months ended June 30, 2004. The effective tax rate for the first half of 2005, as a percentage of income before taxes, was 34.3% as compared to 35.1% last year, primarily due to the tax benefits of increased research and development spending.

As a result of the foregoing, we realized net income of $1.9 million in the quarter ended June 30, 2005, the same as in the quarter ended June 30, 2004. As a percentage of sales, net income was 7.9% in the quarter ended June 30, 2005, as compared to 9.2% in the same quarter last year. Earnings per share, on a diluted basis, were unchanged at $0.16 for each of the quarters ended June 30, 2005 and 2004. For the six months ended June 30, 2005, we realized net income of $3.0 million, as compared to $3.8 million in the six months ended June 30, 2004, a decrease of 20%. As a percentage of sales, net income decreased to 6.5% in the six months ended June 30, 2005 as compared to 9.1% for the comparable period ended June 30, 2004. Earnings per share, on a diluted basis, were $0.27 for the six months ended June 30, 2005 as compared to $0.33 for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At June 30, 2005, the Company had working capital of $35.4 million, a decrease of 7% from $38.2 million at the end of 2004. Working capital in 2005 decreased primarily as a result of increases in accounts payable and borrowing under the line of credit associated with the increased investment in inventory, which increased $11.0 million in preparation for ongoing and upcoming full-scale market release of product line expansions. The Company anticipates increases in inventory to continue at a more modest pace for the balance of the year ending December 31, 2005. The Company projects that cash flows from its operating activities and borrowing under its existing line of credit will be sufficient to meet its commitments and cash requirements in the following twelve months. Should existing facilities and operating activities prove insufficient to meet the Company’s cash requirements, management will seek additional funding vehicles from additional commercial debt or increasing the availability on its current line of credit.

Operating Activities- Operating activities provided net cash of $1.1 million in the six months ended June 30, 2005, as compared to $2.1 million in the six months ended June 30, 2004, as comparative increases in inventory and accounts payable were significantly higher than the prior year. The Company’s allowance for doubtful accounts increased to $494,000 at June 30, 2005 from $261,000 at December 31, 2004 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 65, down from the fourth quarter ended December 31, 2004 ratio of 69, and equivalent to the ratio for the six months ended June 30, 2004. These changes resulted primarily from the filing for reorganization bankruptcy protection by one of our hospital accounts during the quarter ended June 30, 2005. There have been no significant changes in the Company’s credit terms and policies and we anticipate the past due accounts to improve throughout the year ending December 31, 2005. As expected, increases in inventory used net cash of $11.0 million during the first six months ended June 30, 2005 as compared to using net cash of $1.9 million during the same period ended June 30, 2004. The increase in accounts payable associated with increasing inventory provided net cash of $6.4 million for the six months ended June 30, 2005 as compared to using net cash of $506,000 in the same six month period ended June 30, 2004.

Investing Activities- Investing activities used net cash of $8.6 million in the six months ended June 30, 2005, as compared to $4.5 million in the six months ended June 30, 2004, primarily relating to the purchase of surgical instrumentation for the expansion of our field equipment to support new product launches. For the first six months of 2005, we used cash of $600,000 for a milestone payment associated with a biologic materials license.

Financing Activities- Financing activities provided net cash of $7.8 million in the six months ended June 30, 2005, as compared to $1.5 million in the six months ended June 30, 2004. In the first six months of 2005, borrowings under our credit line to fund our inventory purchases provided net cash of $7.5 million, while proceeds from our commercial loans, net of payments, provided cash of $915,000 during the first six months of 2004. Proceeds from the exercise of outstanding stock options provided cash of $598,000 in the six months ended June 30, 2005, as compared to $622,000 in the six months ended June 30, 2004.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line limit is equal to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon Exactech’s ratio of funded debt to EBITDA. At June 30, 2005, there was $7.5 million outstanding under Exactech’s line and $2.1 million was outstanding on the Altiva guaranteed line of credit, both bearing an interest rate of 4.84% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at June 30, 2005 was $2.4 million bearing a variable rate of interest of 2.34%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2005, there was $3.7 million outstanding under this loan bearing a variable rate of interest equal to 4.78%. During February 2003, the Company entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.75%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At June 30, 2005, $1.1 million was outstanding under this loan bearing a variable rate of interest equal to 5.07%.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. As of the date of this filing, the Company was in compliance with such covenants.

At June 30, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.5 million and $1.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $986,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at June 30, 2005.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of June 30, 2005, Exactech had extended to Altiva the principal sum of $1.5 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, the Company has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed an initial $3.0 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At June 30, 2005, there was $2.1 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, Exactech has recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch.

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

The Company has evaluated its investment in Altiva Corporation at June 30, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva does not qualify as a variable interest entity requiring consolidation. The Company will conduct its analysis of its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R. The Company may be required to consolidate Altiva in the future assuming that it continues the funding of product line acquisitions.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve uncertainties, assumptions and risks that could cause actual outcomes and results to differ materially. These risks and assumptions include, but are not limited to the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. A further description and discussion of such risks and uncertainties is included under “Risk Factors” in our 2004 report on Form 10-K. Readers of this document are advised not to place undue reliance on these forward looking statements, since while we believe the assumptions on which such statements are based are reasonable, there can be no assurance that these forward looking statements will prove accurate. This cautionary statement applies to all forward-looking statements in this document. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates effects the amount of interest income that can be earned. For our debt instruments, changes in interest rates effect the amount of interest expense incurred.

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of June 30, 2005, and the weighted average interest rates are those experienced during the year to date ended June 30, 2005 (in thousands, except percentages):

	2005	2006	2007	2008	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$834					$834
Weighted average interest rate	1.1%

Liabilities

Line of credit at variable interest rate	$7,490					$7,490
Weighted average interest rate	4.6%

Industrial Revenue Bond at variable interest rate	$300	$200	$200	$200	$1,500	$2,400
Weighted average interest rate	2.3%

Commercial construction loan at variable interest rate	$105	$210	$210	$210	$2,935	$3,670
Weighted average interest rate	4.3%

Commercial equipment loan at variable interest rate	$153	$305	$305	$305	$51	$1,119
Weighted average interest rate	4.6%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, Ltd., is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the six months ended June 30, 2005, there were no translation gains or losses. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a market-based exchange rate. As a result, the Company expects to experience translation gains and losses for the balance of the year ending December 31, 2005; however, these gains and losses are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the six months ended June 30, 2005, the Company expanded its formal internal financial control system due to the acquisition of the remaining 50% interest in our Chinese subsidiary, Exactech Asia, Ltd. This extension provided for the strengthening of Exactech’s internal control over financial reporting in the following areas: financial closing, reporting and disclosure procedures. There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to three product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims. Management believes these accruals are appropriate and are based on assumptions related to the Company’s past experience with similar claims, advice of counsel and the best information available. At June 30, 2005, the Company’s accrual for product liability claims increased $159,000 from December 31, 2004, based on the latest estimate of liability pursuant to such claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while management believes that current accruals are adequate for these potential liabilities, it is possible that changes in assumptions on which accruals are based could have a negative effect on the Company’s estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 4, 2005.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 4, 2005, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i) The election of one member to the Company’s Board of Directors. The name of the nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
William B. Locander	10,500,449	10,613

(ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005. 10,098,102 shares were voted in favor of such proposal, 410,335 shares were voted against the proposal and 2,625 votes abstained from voting on the proposal. There were 0 shares broker non-votes with respect to such proposal.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 8, 2005	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: August 9, 2005	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.