Form 10-Q
period 2005-09-30
EXACTECH INC
filed 2005-11-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, $.01 par value	11,345,996

EXACTECH, INC.

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$603	$490
Trade receivables, net of allowance of $527 and $261	16,024	16,780
Income taxes receivable	—	22
Prepaid expenses and other assets, net	1,559	880
Inventories	50,473	31,172
Deferred tax assets	1,189	545

Total current assets	69,848	49,889

PROPERTY AND EQUIPMENT:
Land	1,015	865
Machinery and equipment	13,000	11,385
Surgical instruments	23,022	16,998
Furniture and fixtures	1,928	1,781
Facilities	8,884	8,120

Total property and equipment	47,849	39,149
Accumulated depreciation	(17,500)	(14,396)
Facilities expansion in progress	1,058	—

Net property and equipment	31,407	24,753

OTHER ASSETS:
Product licenses and designs, net	1,176	600
Deferred financing costs, net	150	143
Notes receivable - related party	1,543	1,028
Other investments	542	809
Advances and deposits	784	227
Patents and trademarks, net	4,259	4,530
Goodwill	352	—

Total other assets	8,806	7,337

TOTAL ASSETS	$110,061	$81,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,683	$6,944
Refundable deposits from customers	112	—
Income taxes payable	226	—
Line of credit	14,562	—
Current portion of long-term debt	815	815
Commissions payable	1,655	1,441
Royalties payable	652	570
Other liabilities	1,914	1,898

Total current liabilities	32,619	11,668

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,639	3,843
Long-term debt, net of current portion	7,745	6,631

Total long-term liabilities	11,384	10,474

Total liabilities	44,003	22,142

SHAREHOLDERS’ EQUITY:
Common stock	113	112
Additional paid-in capital	23,827	22,373
Retained earnings	42,118	37,352

Total shareholders’ equity	66,058	59,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,061	$81,979

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2005	2004	2005	2004
NET SALES	$21,490	$19,480	$67,962	$60,855
COST OF GOODS SOLD	6,463	6,262	21,891	20,085

Gross profit	15,027	13,218	46,071	40,770

OPERATING EXPENSES:
Sales and marketing	6,443	5,532	20,570	17,227
General and administrative	2,417	2,019	7,412	6,234
Research and development	1,389	1,145	4,381	3,463
Depreciation and amortization	1,203	976	3,572	2,921
Royalties	639	646	2,098	1,869

Total operating expenses	12,091	10,318	38,033	31,714

INCOME FROM OPERATIONS	2,936	2,900	8,038	9,056

OTHER INCOME (EXPENSE):
Interest income	33	15	78	25
Interest expense	(195)	(79)	(444)	(205)
Foreign currency exchange gain (loss)	51	(14)	27	52

Total other expenses	(111)	(78)	(339)	(128)

INCOME BEFORE INCOME TAXES	2,825	2,822	7,699	8,928

PROVISION FOR INCOME TAXES	1,021	1,012	2,695	3,155

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,804	1,810	5,004	5,773
EQUITY IN NET LOSS OF OTHER INVESTMENTS	(74)	(134)	(238)	(326)

NET INCOME	$1,730	$1,676	$4,766	$5,447

BASIC EARNINGS PER SHARE	$0.15	$0.15	$0.42	$0.49

DILUTED EARNINGS PER SHARE	$0.15	$0.14	$0.42	$0.47

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2004	11,147	$112	$22,373	$37,352	$59,837

Exercise of stock options	183	1	572		573
Issuance of common stock under the Company’s Employee Stock Purchase Plan	16		213		213
Compensation cost of non-qualified stock options			198		198
Tax benefit from exercise of stock options			471		471
Net income				4,766	4,766

Balance, September 30, 2005	11,346	$113	$23,827	$42,118	$66,058

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,766	$5,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	266	(573)
Inventory impairment	1,136	342
Depreciation and amortization	3,947	3,229
Compensation cost of non-qualified stock options	198	347
Loss on disposal of equipment	136	169
Foreign currency exchange (gain) loss	27	(52)
Equity in net loss of other investments	238	326
Deferred income taxes	(848)	647
Changes in assets and liabilities which provided (used) net cash, net of effects of acquisition:
Trade receivables	668	(1,390)
Prepaids and other assets	(1,234)	68
Inventories	(20,080)	(4,444)
Accounts payable	5,441	626
Income taxes payable	719	22
Other liabilities	(94)	526

Net cash (used in) provided by operating activities	(4,714)	5,290

INVESTING ACTIVITIES:
Net investment in notes receivable	(515)	(503)
Purchase of product licenses and designs	(669)	(362)
Proceeds from the sale of property and equipment	—	8
Purchases of property and equipment	(10,527)	(3,669)
Other investments	—	(67)
Cost of patents and trademarks	—	(2,185)
Acquisition of subsidiary, net of cash acquired	76	—

Net cash used in investing activities	(11,635)	(6,778)

FINANCING ACTIVITIES:
Proceeds from line of credit	14,562	—
Principal payments on debt	(386)	(310)
Proceeds from commercial equipment loan	1,500	1,096
Proceeds from issuance of common stock	786	755

Net cash provided by financing activities	16,462	1,541

NET INCREASE IN CASH AND CASH EQUIVALENTS	113	53

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	490	3,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$603	$3,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$236	$176
Income taxes	2,914	2,096
Noncash investing activities:
Acquisition of subsidiary: 50% of purchase price is payable (see Note 2)	$125	$—

See notes to condensed consolidated financial statements

EXACTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2. ACQUISITIONS

In January 2005, for an investment of $500,000, the Company acquired the 50% interest of its former joint venture partner in Exactech Asia, Ltd. (“Exactech Asia”), resulting in the Company owning 100% of Exactech Asia, which facilitates the distribution of the Company’s products in China. The acquisition allowed the Company to obtain a higher degree of control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the quarter and nine months ended September 30, 2005 have been included in the Company’s consolidated earnings. Pro forma 2004 consolidated income statement information is not materially different than the Company’s actual 2004 results of operations. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000. The purchase price of $500,000 was paid with a cash payment of $250,000, with the remaining $250,000 to be paid upon the subsidiary’s achievement of specific revenue targets. At September 30, 2005, the balance in accounts payable associated with this acquisition was $125,000.

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

The following table provides an expanded reconciliation of earnings per share as reported under APB No. 25 and the pro forma impact of stock-based compensation measured under the fair value approach in SFAS No. 123 for each of the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,730	$1,676	$4,766	$5,447
Add: Stock-based compensation expense included in net income, net of tax	43	34	129	103
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(297)	(259)	(742)	(587)

Pro forma net income	$1,477	$1,451	$4,152	$4,963

Earnings per share- basic
As reported	$0.15	$0.15	$0.42	$0.49
Pro forma	0.13	0.13	0.37	0.45

Earnings per share- diluted
As reported	0.15	0.14	0.42	0.47
Pro forma	0.13	0.13	0.36	0.43

4. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify and expand on accounting guidance for variable interest entities. The application of FIN 46R for companies with interests in a special purpose entity is required for fiscal years ending after December 15, 2003. The Company has evaluated its investment in Altiva Corporation at September 30, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. The Company will continue to analyze its investment in Altiva each interim period to determine if the fair value of its equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 7 - Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard requires that the direct effect of changes in accounting principle be retrospectively applied to prior accounting periods as if that principle had always been used. This standard also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This standard is effective for accounting changes and corrections of errors made is fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2005, the FASB issued a Proposed Interpretation of SFAS No. 109, “Accounting for Uncertain Tax Positions” (“Proposed Interpretation of SFAS No. 109”). If adopted, the Proposed Interpretation of SFAS No. 109 would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. Management does not believe the adoption of this standard will have a material impact on the Company’s financial condition, results of operations, or cash flows.

5. INVENTORIES

Inventories are valued at the lower of cost or market and include implants provided to customers and agents. The Company provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, the Company records an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the nine months ended September 30, 2005 and 2004 were $1,136,000 and $342,000, respectively.

The following table summarizes the Company’s classifications of inventory as of September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Raw materials	$10,228	$3,828
Work in process	415	424
Finished goods on hand	24,318	14,899
Finished goods on loan	15,512	12,021

	$50,473	$31,172

6. DEBT AND LINE OF CREDIT

Long-term debt consists of the following at September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Industrial Revenue Bond note payable in annual principal installments as follows: $300 per year from 2004-2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (2.4% as of September 30, 2005); proceeds used to finance construction of current facility	$2,400	$2,400

Commercial construction loan payable in monthly principal installments of $17.5, beginning October 2003, plus interest based on adjustable rate as determined by one month LIBOR rate (4.5% as of September 30, 2005); proceeds used to finance expansion of current facility	3,618	3,775

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.75% (4.9% as of September 30, 2005); proceeds used to finance equipment for facility expansion	1,042	1,271

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.588% (5.59% as of September 30, 2005); proceeds used to finance equipment for facility expansion	1,500

Total long-term debt	8,560	7,446
Less current portion	(815)	(815)

	$7,745	$6,631

The following is a schedule of debt maturities as of September 30, 2005 (in thousands):

Long-Term Debt
2005	$429
2006	814
2007	1,309
2008	1,309
2009	674
Thereafter	4,026

Total	$8,560

Subsequent to the balance sheet date of September 30, 2005, Exactech entered into a long-term loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, fixed via an interest rate swap agreement to an effective interest rate of 6.61%, with a local lending institution for the purpose of financing recent in process production facilities expansion. The loan is secured by Exactech’s real property.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line limit is equal to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech. The credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon Exactech’s ratio of funded debt to EBITDA. Borrowing capacity is subject to limits based on levels of accounts receivable and inventory. At September 30, 2005, there was $14.6 million outstanding under Exactech’s line, based on an availability of $18.5 million, and $2.9 million was outstanding on the Altiva guaranteed line of credit, both bearing an interest rate of 5.59%.

At September 30, 2005, the Company was in compliance with all financial covenants provided for in its long-term debt agreements.

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. The Company is currently a party to four product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. While the Company believes that these claims are without merit, and intends to vigorously defend them, the Company is unable to predict the outcome of such litigation. The Company maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims. Management believes these accruals are appropriate and are based on assumptions related to the Company’s past experience with similar claims, advice of counsel and the best information available. At September 30, 2005, the Company’s accrual for product liability claims increased $252,000 from December 31, 2004, based on the latest estimate of liability pursuant to such claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while management believes that current accruals are adequate for these potential liabilities, it is possible that changes in assumptions on which accruals are based could have a negative effect on the Company’s estimates.

The Company’s insurance policies covering product liability claims must be renewed annually. Although the Company has been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, the Company may not be able to procure acceptable policies in the future.

Purchase Commitments

At September 30, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.6 million and $2.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $352,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at September 30, 2005. In association with a renewal of one of its distribution agreements, at September 30, 2005, the Company had minimum purchase commitments of €5.7 million, equivalent to $6.8 million at an exchange rate of 1.2 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007.

Financing Commitments

The Company has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of September 30, 2005, Exactech had extended to Altiva the principal sum of $1.5 million under this commitment. Subsequent to the balance sheet date, in October 2005, Exactech extended an additional principal sum of $500,000 pursuant to this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition,

Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company has guaranteed an initial $3 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of September 30, 2005, there was $2.9 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. Each interim period, the Company evaluates its investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva assuming that it continues the funding of product line acquisitions.

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

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets. Capital expenditures and income (loss) from operations by segment for the three and nine months ended September 30, 2004 have been reclassified to match the presentation and allocation for the three and nine months ended September 30, 2005.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	(in thousands)
	Knee	Hip	Biologics	Other	Corporate	Total
Three months ended September 30,
2005
Net sales	$10,987	$3,703	$2,931	$3,869		$21,490
Segment income (loss) from operations	2,393	349	239	(44)		2,936
Total assets, net	35,233	24,849	4,172	8,148	$37,659	110,061
Capital expenditures	1,144	280	6	496	961	2,887
Depreciation and Amortization	452	351	37	89	274	1,203

2004
Net sales	$11,079	$3,762	$2,586	$2,053		$19,480
Segment income (loss) from operations	2,371	552	242	(265)		2,900
Total assets, net	21,312	15,562	3,436	3,693	$35,418	79,421
Capital expenditures	354	918	—	—	497	1,769
Depreciation and Amortization	310	267	18	38	343	976

Nine months ended September 30,
2005
Net sales	$37,817	$11,791	$8,208	$10,146		$67,962
Segment income (loss) from operations	7,052	1,041	470	(542)		8,038
Total assets, net	35,233	24,849	4,172	8,148	$37,659	110,061
Capital expenditures	4,023	1,269	674	1,724	3,322	11,012
Depreciation and Amortization	1,282	1,077	97	210	906	3,572

2004
Net sales	$36,329	$11,689	$7,874	$4,963		$60,855
Segment income (loss) from operations	7,480	1,809	565	(798)		9,056
Total assets, net	21,312	15,562	3,436	3,693	$35,418	79,421
Capital expenditures	1,429	2,727	250	118	1,692	6,216
Depreciation and Amortization	929	800	54	113	1,025	2,921

Geographic distribution of sales is summarized in the following table:

Three months ended September 30,	2005	2004
Domestic sales revenue	$17,495	$16,133
Sales revenue from Spain	850	1,226
Other international sales revenue	3,145	2,121

Total sales revenue	$21,490	$19,480

Nine months ended September 30,	2005	2004
Domestic sales revenue	$54,408	$49,674
Sales revenue from Spain	5,467	4,592
Other international sales revenue	8,087	6,589

Total sales revenue	$67,962	$60,855

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
Net income	$1,730			$1,676

Basic EPS:
Net income available to common shareholders	$1,730	11,333	$0.15	$1,676	11,122	$0.15

Effect of dilutive securities:
Stock options		225			486

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,730	11,558	$0.15	$1,676	11,608	$0.14

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
Net income	$4,766			$5,447

Basic EPS:
Net income available to common shareholders	$4,766	11,227	$0.42	$5,447	11,081	$0.49

Effect of dilutive securities:
Stock options		247			454

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,766	11,474	$0.42	$5,447	11,535	$0.47

At September 30, 2005, there were 1,063,133 options to purchase shares of common stock at prices ranging from $3.34 to $21.09 per share outstanding. For the three months ended September 30, 2005, there were 284,324 options at exercise prices ranging from $10.78 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2005, there were 208,974 options at exercise prices ranging from $10.78 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method. At September 30, 2004, there were 1,055,246 options to purchase shares of common stock at prices ranging from $3.34 to $21.09 per share outstanding. For the three and nine months ended September 30, 2004, there were 28,000 options at exercise prices ranging from $14.46 to $21.09 per share excluded from the computation of diluted EPS because the options were antidilutive under the treasury stock method.

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

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable and are related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, shoulder and hip implant product lines and biologic products and services. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products.

In marketing our products, Exactech uses a combination of traditional targeted media marketing and our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, Exactech conducts this marketing effort through continuing education forums, training programs and product development advisory panels.

Recent Events

In July 2005, Exactech registered Exactech UK Limited (“Exactech UK”), a limited liability corporation in the United Kingdom, to operate a sales and distribution office. Exactech UK is a wholly owned subsidiary of Exactech, Inc. and will transition the sale and distribution of our joint restoration product lines from our existing independent distributor in the United Kingdom beginning in the fourth quarter ending December 31, 2005.

In August 2005, we renewed and extended our distribution agreement with Waldemar Link GmBH & Co. KG (“Waldemar”), through the year ending December 31, 2007, including two year extensions available by mutual written consent of both parties. The renewal of the agreement continued Exactech’s distribution of Waldemar’s hip, knee and instrument products in the United States and Canada, while modifying the currency translation index for exchange rate fluctuations, and setting new minimum inventory purchase requirements, (see Note 7 “Commitments and Contingencies”, in the notes to the condensed consolidated financial statements included herein).

In October 2005, Regeneration Technologies, Inc. (“RTI”), announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue distributed by Exactech. The ultimate effect of this recall on Exactech’s results of operations, financial condition and cash flows is uncertain.

Overview of the Three and Nine Months Ended September 30, 2005

During the quarter ended September 30, 2005, revenue increased 10% to $21.5 million from $19.5 million, in the comparable quarter ended September 30, 2004. Net income for the quarter ended September 30, 2005 increased 3% to $1.73 million, or $.15 per diluted share, compared to $1.68 million, or $.14 per diluted share, in the quarter ended September 30, 2004.

For the nine months ended September 30, 2005, revenue increased 12% to $68.0 million from $60.9 million in the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005, decreased 13% to $4.8 million, or $.42 per diluted share, compared to $5.4 million, or $.47 per diluted share, in the nine months ended September 30, 2004. Included in these consolidated results of operations is income of $13,000 from our subsidiary, Exactech Asia, Ltd., as a result of the Company’s acquisition of the 50% interest not owned by Exactech in Exactech Asia, Ltd. (“Exactech Asia”) in January 2005.

Gross margins for the quarter ended September 30, 2005 of 69.9% were up from 67.9% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, gross margins were 67.8%, up from 67.0% for the nine months ended September 30, 2004. For the third quarter of 2005, total operating expenses increased 17% to $12.1 million from $10.3 million in the same quarter last year. For the nine months ended September 30, 2005, total operating expenses increased 20% to $38.0 million as compared to $31.7 million in the nine months ended September 30, 2004.

The current year’s investment in inventory and equipment related to our new product introductions and manufacturing capacity expansion has continued. During the nine months ended September 30, 2005, Exactech has placed $10.3 million in property and equipment, primarily production equipment and surgical instrumentation, in service. Inventory increased $19.3 million from the year ended December 31, 2004 as we have continued to invest in new product and raw materials to continue new product launches and resolve supply chain issues experienced during the first two quarters of 2005. Primarily as a result of the investment in inventory, operating activities used cash of $4.7 million during the nine months ended September 30, 2005, as compared to providing cash of $5.3 million during the nine months ended September 30, 2004.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and nine month periods ended September 30, 2005 and September 30, 2004:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Knee Products	$10,987	51.1%	$11,079	56.9%	$37,817	55.6%	$36,329	59.7%
Hip Products	3,703	17.2%	3,762	19.3%	11,791	17.4%	11,689	19.2%
Biologics	2,931	13.7%	2,586	13.3%	8,208	12.1%	7,874	12.9%
Other Products	3,869	18.0%	2,053	10.5%	10,146	14.9%	4,963	8.2%

Total	$21,490	100.0%	$19,480	100.0%	$67,962	100.0%	$60,855	100.0%

The following table includes items from the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2005 - 2004 Incr (decr)		% of Sales
	2005	2004	$	%	2005	2004
Net sales	21,490	19,480	2,010	10.3%	100.0%	100.0%
Cost of goods sold	6,463	6,262	201	3.2%	30.1%	32.1%

Gross profit	15,027	13,218	1,809	13.7%	69.9%	67.9%

Operating expenses:
Sales and marketing	6,443	5,532	911	16.5%	30.0%	28.4%
General and administrative	2,417	2,019	398	19.7%	11.2%	10.4%
Research and development	1,389	1,145	244	21.3%	6.5%	5.9%
Depreciation and amortization	1,203	976	227	23.3%	5.6%	5.0%
Royalties	639	646	(7)	-1.1%	3.0%	3.3%

Total operating expenses	12,091	10,318	1,773	17.2%	56.3%	53.0%

Income from operations	2,936	2,900	36	1.2%	13.7%	14.9%
Other (expenses) income, net	(111)	(78)	(33)	42.3%	-0.5%	-0.4%

Income before taxes	2,825	2,822	3	0.1%	13.1%	14.5%
Provision for income taxes	1,021	1,012	9	0.9%	4.8%	5.2%

Income before equity in net loss of other investments	1,804	1,810	(6)	-0.3%	8.4%	9.3%
Equity in net loss of other investments	(74)	(134)	60	-44.8%	-0.3%	-0.7%

Net income	1,730	1,676	54	3.2%	8.1%	8.6%

	Nine Months Ended September 30,		2005 - 2004 Incr (decr)		% of Sales
	2005	2004	$	%	2005	2004
Net sales	67,962	60,855	7,107	11.7%	100.0%	100.0%
Cost of goods sold	21,891	20,085	1,806	9.0%	32.2%	33.0%

Gross profit	46,071	40,770	5,301	13.0%	67.8%	67.0%

Operating expenses:
Sales and marketing	20,570	17,227	3,343	19.4%	30.3%	28.3%
General and administrative	7,412	6,234	1,178	18.9%	10.9%	10.2%
Research and development	4,381	3,463	918	26.5%	6.4%	5.7%
Depreciation and amortization	3,572	2,921	651	22.3%	5.3%	4.8%
Royalties	2,098	1,869	229	12.3%	3.1%	3.1%

Total operating expenses	38,033	31,714	6,319	19.9%	56.0%	52.1%

Income from operations	8,038	9,056	(1,018)	-11.2%	11.8%	14.9%
Other (expenses) income, net	(339)	(128)	(211)	164.8%	-0.5%	-0.2%

Income before taxes	7,699	8,928	(1,229)	-13.8%	11.3%	14.7%
Provision for income taxes	2,695	3,155	(460)	-14.6%	4.0%	5.2%
Income before equity in net loss of other investments	5,004	5,773	(769)	-13.3%	7.4%	9.5%
Equity in net loss of other investments	(238)	(326)	88	-27.0%	-0.4%	-0.5%

Net income	4,766	5,447	(681)	-12.5%	7.0%	9.0%

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Sales Revenue

For the quarter ended September 30, 2005, total sales revenue increased 10% to $21.5 million from $19.5 million in the quarter ended September 30, 2004, resulting primarily from increases in revenue from biologics, our Equinoxe™ shoulder and Cemex® product lines, including the InterSpace™ pre-formed, antibiotic cement hip and knee spacers. Revenue from biologics increased 13% to $2.9 million for the quarter ended September 30, 2005, as compared to $2.6 million for the quarter ended September 30, 2004, as we realized increases in our distribution of room temperature allograft materials and our Optecure™ allograft for spinal applications. Sales of knee implant products decreased 1% to $11.0 million for the quarter ended September 30, 2005 from $11.1 million for the quarter ended September 30, 2004. Sales of hip implant products decreased 2% to $3.7 million for the quarter ended September 30, 2005 from $3.8 million for the quarter ended September 30, 2004, as we have yet to fully realize the progress we are making to recover and grow business following previously reported supply chain issues experienced primarily during the first two quarters. Sales of all other product lines, including surgical instrumentation, increased 91% to $2.4 million for the quarter ended September 30, 2005 from $1.4 million for the comparable quarter ended September 30, 2004. Domestically, total sales increased 8% to $17.5 million, representing 81% of total sales, for the quarter ended September 30, 2005, from $16.1 million, or 83% of sales, for the comparable quarter ended September 30, 2004. Internationally, Exactech continued its expansion of its distribution in Europe as total international sales revenue increased 19% to $4.0 million, representing 19% of sales, for the quarter ended September 30, 2005, from $3.3 million, or 17% of sales, in the third quarter ended September 30, 2004.

For the nine months ended September 30, 2005, total sales revenue increased 12% to $68.0 million from $60.9 million for the nine months ended September 30, 2004. Sales of knee implants for the nine months ended September 30, 2005 increased 4% to $37.8 million, from $36.3 million for the nine months ended September 30, 2004, primarily due to unit growth contributions of the Optetrak® asymmetric product lines. Sales of hip implants in the nine months ended September 30, 2005 increased 1% to $11.8 million from $11.7 million in the comparable nine months ended September 30, 2004. The $8.2 million in revenue from biologics in the nine months ended September 30, 2005 represented an increase of 4% as compared to $7.9 million in the nine months ended September 30, 2004. Sales of other products, including the InterSpace™ hip and knee spacers and the Equinoxe™ shoulder system, increased to $10.1 million during the first nine months of 2005 from $5.0 million in the same nine month period last year. Domestic sales revenue increased 10% to $54.4 million, which represented 80% of total sales, as compared to $49.7 million, which was equal to 82% of total sales, for the nine months ended September 30, 2004. International sales for the nine months ended September 30, 2005, increased 21% to $13.6 million, equaling 20% of total sales, as compared to $11.2 million, or 18% of total sales, for the nine months ended September 30, 2004.

Gross Profit

Gross profit increased 14% to $15.0 million in the quarter ended September 30, 2005, as compared to $13.2 million in the quarter ended September 30, 2004. As a percentage of sales, gross profit increased to 69.9% in the third quarter ended September 30, 2005, as compared to 67.9% in the quarter ended September 30, 2004, as we realized cost improvements from internal manufacturing expansion and experienced positive production variances that were attributable to the significant increase in inventory. For the nine months ended September 30, 2005, gross profit increased 13% to $46.1 million from $40.8 million for the nine months ended September 30, 2004. As a percentage of sales, gross profit for nine months ended September 30, 2005 increased to 67.8% from 67.0% for the nine months ended September 30, 2004, once again, primarily due to the benefits of increased internal production volume. Looking forward, we expect gross profit, as a percentage of sales, to remain relatively stable, in comparison to prior comparable periods.

Operating Expenses

Total operating expenses increased 17% to $12.1 million for the quarter ended September 30, 2005 from $10.3 million for the quarter ended September 30, 2004. As a percentage of sales, total operating expenses increased to 56.3% for the quarter ended September 30, 2005, as compared to 53.0% for the quarter ended September 30, 2004, as we continued to invest in research and equipment associated with our ongoing efforts to introduce new products to market. For the nine months ended September 30, 2005, total operating expenses increased 20% to $38.0 million from $31.7 million for the nine months ended September 30, 2004.

Sales and marketing expenses, the largest and most variable component of total operating expenses, increased 16% to $6.4 million for the quarter ended September 30, 2005 from $5.5 million for the quarter ended September 30, 2004, as we continued to incur product promotion expenses associated with our new product launches. As a percentage of sales, sales and marketing expenses increased to

30.0% for the quarter ended September 30, 2005 as compared to 28.4% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, sales and marketing expenses increased 19% to $20.6 million as compared to $17.2 million for the nine months ended September 30, 2004, as we have continued to invest in new product marketing initiatives and distribution infrastructure throughout the year. As a percentage of sales, sales and marketing expenses increased to 30.3% for the nine months ended September 30, 2005 as compared to 28.3% for the nine months ended September 30, 2004. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to continue in the range of 29% to 31% as we continue to experience increased marketing costs associated with new product introductions in the fourth quarter and into the first half of next year.

General and administrative expenses increased 20% to $2.4 million for the quarter ended September 30, 2005 from $2.0 million for the quarter ended September 30, 2004, primarily as a result of increases in our product liability costs and allowance for doubtful accounts. At September 30, 2005, the allowance for doubtful accounts had increased $266,000 and the accrual for product liability claims had increased $252,000 from the year ended December 31, 2004. As a percentage of sales, general and administrative expenses were 11.2% for the quarter ended September 30, 2005, as compared to 10.4% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, general and administrative expenses increased 19% to $7.4 million, representing 10.9% of sales, from $6.2 million, which was equal to 10.2% of sales, for the nine months ended September 30, 2004.

Research and development expenses increased 21% to $1.4 million for the quarter ended September 30, 2005 from $1.1 million for the quarter ended September 30, 2004, from expenditures related to development and testing of new implant product lines, including the Novation™ hip system, the Equinoxe™ shoulder system, biologics and Optetrak® product line additions. As a percentage of sales, research and development expenses increased to 6.5% for the quarter ended September 30, 2005 from 5.9% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, research and development expenses increased 27% to $4.4 million, which was equal to 6.4% of sales, as compared to $3.5 million, or 5.7% of sales, for the nine months ended September 30, 2004. We anticipate expenditures for research and development to continue to increase as we continue to focus on bringing new and innovative products to market. As a percentage of sales, research and development expenses are anticipated to continue to be equal to approximately 7% in the fourth quarter and next year.

Depreciation and amortization increased 23% to $1.2 million for the quarter ended September 30, 2005 from $976,000 for the quarter ended September 30, 2004, primarily from the addition of surgical instrumentation related to product launches and our continuing investment in manufacturing equipment to support our production capacity expansion. During the quarter ended September 30, 2005, we placed $1.7 million of surgical instrumentation and $131,000 of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization increased slightly to 5.6% in the quarter ended September 30, 2005, from 5.0% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, depreciation and amortization increased 22% to $3.6 million from $2.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we have invested $6.4 million in surgical instruments and $1.2 million in manufacturing equipment. As a percentage of sales, depreciation and amortization was relatively constant at 5.3% in the nine months ended September 30, 2005, as compared to 4.8% in the nine months ended September 30, 2004.

Royalty expenses decreased 1% to $639,000 for the quarter ended September 30, 2005 from $646,000 for the quarter ended September 30, 2004, primarily as a result of current knee and hip implant product sales. As a percentage of sales, royalty expenses remained relatively constant at 3.0% for the quarter ended September 30, 2005, as compared to 3.3% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, royalty expenses increased to $2.1 million, from $1.9 million for the nine months ended September 30, 2004, representing 3.1% of sales in each of the nine month periods.

Income from Operations

Our income from operations increased 1% to $2.93 million for the quarter ended September 30, 2005 from $2.90 million for the quarter ended September 30, 2004. The modest increase was primarily due to the increase in gross margins, which were offset by increases in operating expenses. For the nine months ended September 30, 2005, income from operations decreased 11% to $8.0 million from $9.0 million for the nine months ended September 30, 2004, due primarily to lower than expected growth in total revenue earlier in the year, coupled with increases in operating expenses.

Other Income and Expenses

Other expenses, net of other income, increased to $111,000 during the quarter ended September 30, 2005, from $78,000 in the quarter ended September 30, 2004, primarily due to increased borrowings under the line of credit associated with inventory purchases. We incurred net interest expense for the quarter ended September 30, 2005 of $162,000, as compared to $64,000 for the quarter ended September 30, 2004. The gain on Euro denominated accounts payable was $51,000 for the quarter as compared to a loss of $14,000 last year. For the nine months ended September 30, 2005, other expenses, net of other income, increased to $339,000 from $128,000 in the nine months ended September 30, 2004, as we incurred net interest expense of $366,000, as compared to $180,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we experienced a currency exchange gain of $27,000 as compared to $52,000 for the nine months ended September 30, 2004, as a result of fluctuations in the U.S. dollar exchange rates on Euro denominated accounts payable for raw materials.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $74,000 for the quarter ended September 30, 2005 as compared to $134,000 for Altiva and Exactech Asia for the quarter ended September 30, 2004, prior to our acquisition of the remaining 50% interest not owned by us in Exactech Asia in January 2005. For the nine months ended September 30, 2005, equity method losses on Altiva totaled $238,000 as compared to $326,000 for Altiva and Exactech Asia for the same nine month period in 2004.

Taxes and Net Income

Income before provision for income taxes of $2.8 million remained unchanged in each of the quarters ended September 30, 2005 and 2004. The effective tax rate, as a percentage of income before taxes, was relatively unchanged at 36.2% for the quarter ended September 30, 2005, as compared to 35.9% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, income before provision for income taxes decreased 14% to $7.7 million from $8.9 million for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005, as a percentage of income before taxes, was 35.0% as compared to 35.3% last year, primarily due to the tax benefits of increased research and development spending.

As a result of the foregoing, we realized net income of $1.73 million for the quarter ended September 30, 2005, compared to $1.68 million for the quarter ended September 30, 2004, an increase of 3%. As a percentage of sales, net income decreased slightly to 8.1% for the quarter ended September 30, 2005 from 8.6% for the quarter ended September 30, 2004. Earnings per share, on a diluted basis, were $0.15 for the quarter ended September 30, 2005 as compared to $0.14 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, we realized net income of $4.8 million, as compared to $5.4 million for the nine months ended September 30, 2004, a decrease of 13%. As a percentage of sales, net income decreased to 7.0% for the nine months ended September 30, 2005, as compared to 9.0% for the nine months ended September 30, 2004. Earnings per share, on a diluted basis, were $0.42 for the nine months ended September 30, 2005 as compared to $0.47 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At September 30, 2005, the Company had working capital of $37.2 million, a decrease of 3% from $38.2 million at the end of 2004. Working capital in 2005 decreased primarily as a result of increases in accounts payable and borrowing under the line of credit associated with the increased investment in inventory, which increased $19.3 million in preparation for ongoing full-scale market release of product line expansions. The Company anticipates increases in inventory to continue at a more modest pace for the fourth quarter of the year ending December 31, 2005 and into the first half of the year ending December 31, 2006. The Company projects that cash flows from its operating activities and borrowing under its existing line of credit will be sufficient to meet its commitments and cash requirements in the following twelve months. Should existing facilities and operating activities prove insufficient to meet the Company’s cash requirements, management will seek additional funding vehicles from additional commercial debt or increasing the availability on its current line of credit.

Operating Activities- Operating activities used net cash of $4.7 million for the nine months ended September 30, 2005, as compared to providing net cash of $5.3 million for the nine months ended September 30, 2004, as comparative increases in inventory and accounts payable were significantly higher than the prior year. Our allowance for doubtful accounts increased to $527,000 at September 30, 2005 from $261,000 at December 31, 2004 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 65, down from the fourth quarter ended December 31, 2004 ratio of 69, and equivalent to the ratio for the nine months ended September 30, 2004. These changes resulted primarily from the filing for reorganization bankruptcy protection by one of our hospital accounts during the quarter ended June 30, 2005. There have been no significant changes in the Company’s credit terms and policies and we anticipate the past due accounts to improve during the fourth quarter of the year ending December 31, 2005. Increases in inventory used net cash of $20.1 million during the nine months ended September 30, 2005, as compared to $4.4 million for the nine months ended September 30, 2004. The increase in accounts payable associated with increasing inventory provided net cash of $5.4 million in the nine months ended September 30, 2005, as compared to $626,000 in the same nine month period ended September 30, 2004.

Investing Activities- Investing activities used net cash of $11.6 million for the nine months ended September 30, 2005, as compared to $6.8 million for the nine months ended September 30, 2004, primarily for the purchase of surgical instrumentation as consigned field equipment to support new product launches. During the nine months ended September 30, 2005, we used cash of $669,000 for a milestone payment associated with a biologic materials license and an instrumentation guidance system.

Financing Activities- Financing activities provided net cash of $16.5 million in the nine months ended September 30, 2005, as compared to $1.5 million in the nine months ended September 30, 2004. In the first nine months of 2005, borrowings under our credit line to fund our inventory purchases provided net cash of $14.6 million, while proceeds from our commercial loans, net of payments, provided cash of $1.1 million to finance equipment acquisitions. During the same nine month period ended September 30, 2004, proceeds from our commercial loans, net of payments, provided cash of $786,000. Proceeds from the exercise of outstanding stock options provided cash of $786,000 in the nine months ended September 30, 2005, as compared to $755,000 in the nine months ended September 30, 2004.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line limit is equal to a maximum amount of $21.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory plus 25% of consigned inventory, which consigned inventory shall not exceed $4 million or (ii) $10.5 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2006. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin which ranges from 150 to 200 basis points depending upon Exactech’s ratio of funded debt to EBITDA. At September 30, 2005, there was $14.6 million outstanding under Exactech’s line and $2.9 million was outstanding on the Altiva guaranteed line of credit, both bearing an interest rate of 5.59% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at September 30, 2005 was $2.4 million bearing a variable rate of interest of 2.80%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2005, there was $3.6 million outstanding under this loan bearing a variable rate of interest equal to 5.14%. During February 2003, Exactech entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.75%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At September 30, 2005, $1.0 million was outstanding under this loan bearing a variable rate of interest equal to 5.58%. During

September 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.59%, with the same local lending institution for purposes of acquiring office and manufacturing equipment for our expansion of our production facilities. These loans are secured by the equipment purchased with their proceeds. At September 30, 2005, $1.5 million was outstanding under this loan bearing a variable rate of interest equal to 5.59%.

Subsequent to the balance sheet date of September 30, 2005, on October 18, 2005, we entered into a Business Loan Agreement with SunTrust Bank under the terms of which the Lender extended a loan in an amount equal to $4,000,000. The SunTrust Loan was obtained to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The maturity date for the SunTrust Loan is October 18, 2015. Borrowings under the SunTrust Loan bear interest at primarily LIBOR-based rates plus a spread equal to 153 basis points, fixed via an interest rate swap agreement to an effective interest rate of 6.61%. The SunTrust Loan is secured by a first priority mortgage granted with respect to certain parcels of our real estate and a second priority mortgage with respect to certain other parcels of real estate, including, in both cases, all fixtures and certain other equipment attached, used or intended to be used in connection with the operation of such real estate.

Exactech’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. As of the date of this filing, we were in compliance with such covenants.

At September 30, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.6 million and $2.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of our facilities was $352,000 and future payments on patented product technology acquisitions included in other liabilities was $700,000 at September 30, 2005. In association with a renewal of one of our distribution agreements, at September 30, 2005, Exactech had minimum purchase commitments of €5.7 million, equivalent to $6.8 million at an exchange rate of 1.2 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007.

On October 30, 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of September 30, 2005, Exactech had extended to Altiva the principal sum of $1.5 million under this commitment. Subsequent to the balance sheet date, in October 2005, Exactech extended an additional principal sum of $500,000 pursuant to this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed an initial $3.0 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At September 30, 2005, there was $2.9 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, Exactech has recorded a liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch.

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

Exactech has evaluated its investment in Altiva Corporation at September 30, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva does not qualify as a variable interest entity requiring consolidation. We will conduct this analysis of our investment in Altiva each interim period to determine if the fair value of our equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R. Exactech may be required to consolidate Altiva in the future assuming that it continues the funding of product line acquisitions.

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

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of September 30, 2005, and the weighted average interest rates are those experienced during the nine months ended September 30, 2005 (in thousands, except percentages):

	2005	2006	2007	2008	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$627					$627
Weighted average interest rate	1.2%

Liabilities

Line of credit at variable interest rate	$—	$14,562				$14,562
Weighted average interest rate	4.8%
Industrial Revenue Bond at variable interest rate	$300	$200	$200	$200	$1,500	$2,400
Weighted average interest rate	2.4%
Commercial construction loan at variable interest rate	$53	$210	$210	$210	$2,936	$3,618
Weighted average interest rate	4.5%
Commercial equipment loan at variable interest rate	$76	$305	$305	$305	$51	$1,042
Weighted average interest rate	4.9%
Commercial equipment loan at variable interest rate	$—	$99	$594	$594	$213	$1,500
Weighted average interest rate	5.6%
Line of credit guarantee at variable interest rate	$—	$132				$132
Weighted average interest rate	4.8%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, Ltd., is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the nine months ended September 30, 2005, translation losses were not significant. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a market-based exchange rate. As a result, Exactech may experience translation gains and losses during the fourth quarter of the year ending December 31, 2005; however, these gains and losses are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of a date within 90 days of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the nine months ended September 30, 2005, Exactech expanded its formal internal financial control system due to the acquisition of the remaining 50% interest in our Chinese subsidiary, Exactech Asia, Ltd. This extension provided for the strengthening of Exactech’s internal control over financial reporting in the following areas: financial closing, reporting and disclosure procedures.

Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of its business, principally product liability cases. Exactech is currently a party to four product liability suits. The claims seek unspecified damages related to the alleged defective design, manufacture and/or sale of the Company’s total joint arthroplasty products. While we believe that these claims are without merit and intend to vigorously defend them, Exactech is unable to predict the outcome of such litigation. Exactech maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims. Management believes these accruals are appropriate and are based on assumptions related to the Company’s past experience with similar claims, advice of counsel and the best information available. At September 30, 2005, Exactech’s accrual for product liability claims increased $252,000 from December 31, 2004, based on the latest estimate of liability pursuant to such claims. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to the Company. However, while management believes that current accruals are adequate for these potential liabilities, it is possible that changes in assumptions on which accruals are based could have a negative effect on the Company’s estimates.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits
3.1	Company’s Articles of Incorporation, as amended(1)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)

10.76	Business Loan Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(3)

10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference to exhibit 10 filed with the Registrants’ Report on Form 8-K, dated October 21, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: November 8, 2005	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 8, 2005	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.