Form 10-K
period 2005-12-31
EXACTECH INC
filed 2006-03-16
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28240

EXACTECH, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-2603930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2320 NW 66TH COURT, GAINESVILLE, FL, 32653

(Address of principal executive offices)

(352) 377-1140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Common Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 7, 2006, the number of shares of the registrant’s Common Stock outstanding was 11,372,083. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $85,602,000 based on a closing sale price of $13.13 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

and

CROSS REFERENCE SHEET

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in Item 1A of this report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms “the Company,” “Exactech”, “we”, “our”, or “us” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Exactech, Inc. (the “Company”, or “Exactech”) develops, manufactures, markets, distributes and sells orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Exactech’s revenues are principally derived from sales and distribution of its joint replacement systems, including knee, shoulder, and hip implant systems, and distribution of biologic allograft services and bone cement materials used in orthopaedic surgery.

Exactech manufactures some components of its knee and hip joint replacement systems at its facility in Gainesville, Florida utilizing computer aided manufacturing equipment. Internal manufacturing is complemented by externally manufactured components through the formation of strategic alliances with suppliers and business partners. Other products and services are acquired and distributed through exclusive agreements, such as Exactech’s agreements with Regeneration Technologies, Inc. (“RTI”), Waldemar Link GmbH & Co. (“Link”), Tecres, S.p.A (“Tecres”) and Biomatlante SARL (“Biomatlante”).

In October 2003, for an investment of $1 million, Exactech acquired a 16.7% minority interest in Altiva Corporation (“Altiva”), an early stage company which is building an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement under which Exactech purchased this minority interest, we have committed to make loans available to Altiva in an amount not to exceed $5 million for a period of five years as well as provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount not to exceed $6 million. As of December 31, 2005, Exactech had extended to Altiva the principal sum of $2.0 million under its commitment and has guaranteed a $6.0 million line of credit on behalf of Altiva with Merrill Lynch Business Financial Services, Inc. The guarantee is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. Exactech also entered into a Stockholders Agreement with Altiva and some stockholders of Altiva under the terms of which Exactech was granted an option to purchase all of Altiva’s outstanding securities for a specified purchase price. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Knowledge Enterprises, Inc. in October 2005, the worldwide market for orthopaedic products in 2004 was estimated to be $23 billion, which represented an increase of 16% from the previous year. According to this study, the primary three market segments in which Exactech offers its products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $8.7 billion, $2.1 billion and $4.0 billion, respectively, during 2004. According to this report, bone and joint diseases account for half of all the chronic conditions in people over fifty years of age. With the prediction of this population of persons over fifty to double by the year 2020, the report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management shares the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

Exactech’s joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft materials, like those services distributed by Exactech, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.

The following table includes the net revenue and percentage of net revenue for each of Exactech’s product lines for the years ended December 31, 2005, 2004 and 2003:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
Knee Implants	$49,643	54.5%	$48,718	59.5%	$41,273	57.9%
Hip Implants	15,840	17.4%	15,615	19.1%	14,904	20.9%
Biologics	11,380	12.5%	10,275	12.6%	9,685	13.6%
Other Products	14,153	15.6%	7,207	8.8%	5,393	7.6%

Total	$91,016	100.0%	$81,815	100.0%	$71,255	100.0%

Knee Implants. We believe that our Optetrak® knee system represents a major advance in knee implant design. The Optetrak® knee system is a modular system designed to improve the movement of the knee cap, which is called patellar tracking, reduce the force between surfaces in a joint, also called articular contact stress, that leads to implant failure, and provide a functional range of motion.

The Optetrak® system provides for a variety of femoral components, which relate to the thighbone, or femur, region, and includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to maintain certain ligaments) or a posterior stabilized femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to eliminate certain ligaments). The Optetrak® system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The constrained version includes two types of femoral components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes stem and block augmentation to aid in repairing damaged or weakened bone. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of failure of previous treatments. During 2004, we began full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak® system. This line extension includes a cruciate sparing, posterior stabilized and a new high flexion line. These asymmetrical line extensions will provide for differentiated right and left femoral components that we hope will be successful in meeting surgeon preferences. During 2005, we released a high flexion and rotating bearing versions of the Optetrak® system. In 2006, we plan to further expand the Optetrak® line with introduction of a unicondylar knee designed for cases where only one compartment of the knee is replaced, low profile instrumentation for reduced incision surgery and a rotating bearing knee system for international markets.

In March 2002, we commenced distributing Link’s line of implant products which includes the Link®Endo-ModelTM Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-ModelTM Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement.

Hip Implants. Exactech’s line of hip implant and instrument products includes the AcuMatch® Integrated Hip System which is designed to address the majority of requirements for total hip replacement, including primary and revision needs. The system includes the C-Series cemented femoral stem, the A-Series acetabular components for the hip socket, the P-Series press-fit femoral stem, the M-Series modular femoral stem, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch® cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA® Revision Hip System.

Exactech’s AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty, or joint reconstructive surgery. The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with sufficient polyethylene thickness to help lower stresses in the polyethylene liner. The AcuMatch® M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures. A low profile instrumentation system was launched during 2004 to support cases in which the surgeon may choose a smaller incision length.

The Link hip implant product lines distributed by Exactech include the MPTM Modular Femoral Revision stem, offering surgeons a product specifically designed and required for situations where there is deficient proximal bone (the top quarter of the femur). This unique design offers enhanced stability and fatigue strength over and above competitive stems indicated for similar clinical situations. Also distributed by Exactech is the Link® Saddle Prosthesis, a salvage type prosthesis designed to support the pelvic region when the acetabulum cannot be reconstructed, the Link SPII® hip stem, and the Link® Partial Pelvis.

During 2005, we introduced the press-fit version of the new Novation™ hip system as well as Connexion GXL™ enhanced polyethelene for the AcuMatch A-Series acetabular system, which we feel will make our hip offerings more competitive. The Novation™ hip system will ultimately feature cemented primary femoral stems, and a comprehensive acetabular system which is being designed to incorporate the use of enhanced polyethylene as well as alternative bearing couples such as ceramic on ceramic and diamond on diamond. Exactech submitted its ceramic on ceramic design for PMA approval to the Food and Drug Administration (“FDA”) in the fourth quarter of 2005 and is hoping to receive approval in late 2006 or early 2007. Exactech continues to develop the diamond on diamond technology in cooperation with Diamicron, Corporation.

Biologics. Prior to December 2005, Exactech exclusively distributed worldwide bone paste materials processed by RTI for use in non-spinal musculoskeletal orthopaedic procedures. During December 2005, RTI and Exactech and RTI and Medtronic Sofamor Danek, Inc. modified their agreements providing for each organization to market the services for all musculoskeletal procedures. These unique allograft materials are distributed as Opteform® and Optefil® and are clinically proven for effectively repairing bone and filling bone defects. During 2003, Exactech expanded the breadth of its allograft materials line in cooperation with RTI by releasing the Optefil® RT line and released an Opteform® RT line during 2005. These Room Temperature, or RT, lines are allograft materials that are distributed in a non-frozen form. Exactech also distributes Regenaform® and Regenafil® allograft tissue implants for usage in oral and dental applications. In October 2005, RTI announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on Exactech’s results of operations, financial condition and cash flows is uncertain.

In March 2004, Exactech received clearance from the FDA to market a new demineralized bone matrix, or DBM, based human allograft material. We released this material to market in early 2005. OpteCureTM includes a synthetic bioabsorbable polymer carrier technology, licensed from Genzyme Corp. Exactech is currently developing variations of this material to expand the product line. Also during 2005, Exactech commenced marketing of OpteMxTM a Tri-Calcium Phosphate/Hydoxyapatite based synthetic bone graft extender licensed under a non-exclusive U.S. distribution agreement with Biomatlante.

Other Products. The AcuDriver® Automated Osteotome System is an air-driven impact hand piece that assists surgeons during joint implant revision procedures by aiding in effective removal of failed prostheses and bone cement. The AcuDriver® accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome with a mallet.

Exactech also distributes Link surgical instrumentation that can be used in various orthopaedic procedures including shoulder, knee, spine, foot, ankle and hip arthroplasty.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex® is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. Exactech distributes Cemex® in the United States under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A. In June 2004, Exactech gained FDA clearance and began marketing Cemex Genta, a bone cement containing antibiotics. In 2004 Exactech announced that Tecres had received clearance from the FDA to market pre-formed cement hip and knee spacer products containing an antibiotic that is included in our distribution agreement. The InterSpaceTM hip and knee spacers are used in two stage revision procedures involving an infection with a previously implanted prosthesis and provides orthopaedic surgeons with a new, convenient way to treat this difficult problem. We began marketing the spacers in 2004.

In 2002, Exactech acquired rights to a patented total shoulder system from Teknimed, S.A. (“Teknimed”), a French manufacturer of orthopaedic implants and processor of biological products. Teknimed continued to manufacture and distribute the shoulder system in Europe for the Company while Exactech established appropriate manufacturing support and upgraded the design. In November 2004, we received FDA clearance for marketing the EquinoxeTM primary and fracture shoulder systems in the United States. During 2005, we commenced full scale marketing of the primary and fracture systems.

Marketing and Sales

Exactech markets its orthopaedic implant products in the United States through fifty independent sales agencies and one domestic distributor. These agencies, along with their independently contracted personnel, serve as the Company’s sales representatives. Internationally, Exactech markets its products through twenty-five distributors that currently distribute products in twenty-seven countries. The customers for Exactech’s products are hospitals, surgeons and other physicians and clinics.

Exactech generally has contractual arrangements with its independent sales agencies whereby the agency is granted the exclusive right to sell the Company’s products in the specified territory. In turn, the agency is required to meet sales quotas to maintain its relationship with Exactech. We typically pay our sales agencies a commission based on net sales. Exactech is highly dependent on the expertise and customer relationships of its sales agencies. Exactech’s sales organization is managed by six Regional Directors of Sales assigned to the East, Central, Midwest, Southeast, Southwest and West regions. We have a contractual arrangement with our domestic distributor that is similar to our arrangements with our sales agencies, except we do not pay the distributor commissions and the distributor purchases inventory from the Company for use in fulfilling customer orders. Exactech currently offers its products in all fifty states, and the District of Columbia.

Exactech provides inventories of its products to its United States sales agencies until sold or returned. These inventories are necessary for sales agents to market the Company’s products and fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales agency at the time of surgery. Accordingly, Exactech is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires us to incur significant expenditures of our resources. The failure by Exactech to maintain required levels of inventory could have a material adverse effect on the Company’s expansion. As a result of the need to maintain substantial levels of inventory, Exactech is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company. We review our inventory for obsolescence on a regular basis and adjust our inventory for impairment.

During each of the years ended December 31, 2005, 2004 and 2003, approximately 3% of our sales were derived from a major hospital customer. During 2005, 2004, and 2003, one international distributor accounted for approximately 8%, 7% and 8%, respectively, of Exactech’s total sales revenue.

Exactech generally has contractual arrangements with its international distributors pursuant to which the distributor is granted the exclusive right to market our products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with us. International distributors typically purchase product inventory and instruments from us for their use in marketing and filling customer orders.

For the years ended December 31, 2005, 2004 and 2003, international sales accounted for $18,626,000, $15,659,000, and $12,895,000, respectively, representing approximately 20%, 19% and 18%, respectively, of Exactech’s sales. Of those international sales, sales to our Spanish distributor accounted for $7,397,000, $5,973,000, and $5,628,000 in 2005, 2004 and 2003, respectively. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in our history, Exactech utilized third-party vendors for the manufacture of all of our component parts, while internally performing product design, quality assurance and packaging. At present, we manufacture approximately 45% of our components in our manufacturing facility and headquarters in Gainesville, Florida. We have continued to increase the number of internally manufactured components. With the increase of internal manufacturing, we have experienced a greater degree of control of production costs, and we expect this trend to continue. Exactech continually assesses the manufacturing capabilities and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2005, 2004 and 2003, we purchased approximately 47%, 49% and 66%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers, and purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. During the first half of 2005, we experienced challenges with our supply chain that adversely impacted our ability to meet complete demand for some of our new and existing hip and knee implant products; however, we believe we have made significant progress in working with our suppliers to resolve those issues, both in the short and long-term. Exactech has developed alternative sources for components. While we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Certain tooling and equipment unique to Exactech’s products are provided by us to our suppliers. Order backlog is not a material aspect of our business.

Exactech’s internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those internally manufactured, are examined by Exactech personnel prior to assembly or packaging to ensure that our specifications and standards are maintained.

Patents and Proprietary Technology; License and Consulting Agreements

Exactech holds United States and international patents covering several of our implant components, biologic materials technologies and some of our surgical instrumentation. We believe that patents and intellectual property will continue to be important in the orthopaedic industry. In this regard, we defend our intellectual property rights and believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event some of Exactech’s intellectual property and agreements relating to our products are deemed invalid, such action could have a material adverse effect on Exactech’s financial condition and results of operations.

In connection with the development of our knee implant systems, Exactech pays royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as Chairman of the Company’s Board of Directors. New employment agreements entered into between Exactech and each of Drs. Petty and Miller on January 1, 2003 provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by Exactech to Drs. Petty and Miller.

Exactech has entered into a verbal consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 2005, Exactech paid Dr. Burstein $180,000 as compensation under this consulting agreement.

Research and Development

During 2005, 2004 and 2003, Exactech expended $5,879,000, $4,788,000 and $3,748,000, respectively, on research and development and anticipates that research and development expenses will continue to increase. Exactech’s research and development efforts contributed to the successful integration of the AcuMatch® hip systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. Exactech’s research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of our research and development efforts, we have developed strategic partnerships through agreements with Genzyme Biosurgery and Diamicron Corporation to bring expertise in advanced materials to Exactech’s products. The agreement with Genzyme is for the development of polymer-based synthetic biomaterials that when delivered with other biologic products support the growth of new bone. Through our agreement with Diamicron, we intend to apply Diamicron’s polycrystalline diamond compact, or PDC, technology to our hip implants. This diamond technology holds the promise of improved mechanical and wear characteristics over currently available technology. This technology will likely require a number of years of development and regulatory clearance prior to the release of products for sale.

Exactech believes that the purchase of intellectual property and product line assets augmented by additional development provides a cost-effective and efficient way to bring products to market and expects to continue to do so in the future to complement its internal product development.

Competition

The orthopaedic industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than Exactech. The largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. These five companies, according to a report by Knowledge Enterprises, Inc., The Worldwide Orthopedic Market 2003-2004, had an estimated aggregate market share of approximately 87% in 2004.

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

Product Liability and Insurance

Exactech is subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for similar companies. During 2003 through 2005, we experienced stable insurance premiums, as a percentage of sales. We evaluate annually our levels of product liability insurance, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure such coverage in the future at a cost deemed to be appropriate.

Government Regulation

Exactech is subject to government regulation in the United States and other countries in which it conducts business. For some products, and in some areas of the world, government regulation is significant, and there appears to be a general trend toward more stringent regulation throughout the world. Governmental regulatory actions can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of product, total or partial suspensions of production, refusals to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution. It is Exactech’s practice to comply with all regulatory requirements governing its products and operations and to conduct its affairs in an ethical manner. Exactech devotes significant time, effort and expense addressing the extensive government and regulatory requirements applicable to its business and believes that it is no more or less adversely affected by existing government regulations than are its competitors.

The primary regulatory authority in the United States is the FDA. The development, testing, marketing and manufacturing of medical devices, including reconstructive devices, are regulated under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act of 1997, the Medical Device User Fee and Modernization Act of 2002 and additional regulations promulgated by the FDA and various other federal, state and local agencies. In general, these statutes and regulations require that manufacturers adhere to certain standards designed to ensure the safety and effectiveness of medical devices. The FDA is authorized to obtain and inspect devices, their labeling and advertising, and the facilities in which they are manufactured. Exactech is registered with the FDA and believes that it is in substantial compliance with all applicable material governmental regulations.

Exactech believes it is well positioned to face the changing international regulatory environment. The International Standards Organization, or ISO, has an internationally recognized set of standards aimed at ensuring the design and manufacture of quality products. Exactech has successfully participated in ISO audits and obtained ISO registration. The European Union requires that medical devices bear a CE mark. The CE mark is an international symbol, which indicates that the product adheres to European Medical Device Directives. Each of Exactech’s medical devices sold in Europe bears the CE mark.

Exactech is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Violation of these laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. Civil penalties may also be imposed which exclude violators from participation in Medicare or state health programs. Regulators may challenge or review Exactech’s current or future activities under these laws which would be costly and time consuming and could reduce cash flows and revenues.

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

While Exactech is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience in dealing with governmental regulatory requirements and restrictions throughout the world should enable it to continue to compete effectively within this increasingly regulated environment.

Environmental Law Compliance

Exactech’s operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of Exactech’s manufacturing operations and these permits are subject to modification, renewal and revocation by the issuing authorities. Exactech does not have underground storage tanks and believes that its facilities are in substantial compliance with its permits and environmental laws and regulations and does not believe that future environmental compliance will have a material adverse effect on its business, financial condition or results of operations. Exactech’s environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at its facilities. Exactech could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which its wastes were transported.

Employees

As of December 31, 2005, Exactech employed 214 full time employees. Exactech has no union contracts and believes that its relationship with employees is good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages, as of March 6, 2006, are as follows:

Name	Age	Position
William Petty, M.D	63	Chief Executive Officer, President, and Chairman of the Board

Gary J. Miller, Ph.D	58	Executive Vice President, Research and Development

David W. Petty	39	Executive Vice President, Sales and Marketing

Joel C. Phillips	38	Chief Financial Officer and Treasurer

Betty Petty	63	Vice President, Administration and Human Resources and Corporate Secretary

William Petty, M.D. was a founder of Exactech. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President since January 2002. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty and the father of David W. Petty.

Gary J. Miller, Ph.D. was a founder and has been Executive Vice President, Research and Development of Exactech since February 2000. He was Vice President, Research and Development from 1986 until 2000 and was a Director from March 1989 through May 2003. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine’s Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

David W. Petty has been Executive Vice President, Sales and Marketing since February 2000. He has been employed by Exactech in successive capacities in the areas of Operations and Sales and Marketing for the past seventeen years, serving as Vice President, Operations from April 1991 until April 1993 and Vice President, Marketing from 1993 until 2000. He also served as a Director from March 1989 until March 1996 and again from January 2002 until May 2003. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

Joel C. Phillips, CPA has been Chief Financial Officer of Exactech since July 1998 and Treasurer since March 1996. Mr. Phillips was Manager, Accounting and Management Information Systems at the Company from April 1993 to June 1998. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a Certified Public Accountant.

Betty Petty was a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of Exactech since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2001. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty and the mother of David W. Petty.

The Company’s officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

Exactech’s Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Section 16 insider holdings reports on Form 3, Form 4 and Form 5, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/Investors/default.asp by selecting the option entitled “SEC FILINGS”. Additionally, Exactech’s board committee charters and code of ethics are available on the Company’s website and in print to any shareholder who requests them. Exactech does not intend for information contained in its web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Although it is not possible to predict or identify all risk factors inherent in Exactech’s business, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

•	Exactech is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of Exactech. A significant recall of one or more of Exactech’s products could have a material adverse effect on Exactech’s business and financial results. Exactech cannot provide assurance that such clearances will be granted or that review by government authority will not involve delays that could materially adversely effect Exactech’s revenues and earnings.

•	Exactech faces uncertainty relating to the availability of third-party reimbursement for its products. The failure by physicians, hospitals and other users of Exactech’s products to obtain sufficient reimbursement from health care payors for procedures in which Exactech’s products are used or adverse changes in governmental and private payors’ policies toward reimbursement for such procedures could have a material adverse effect on Exactech’s revenues and earnings.

•	Exactech is required to incur significant expenditures of resources in order to maintain relatively high levels of inventory. As a result of the need to maintain substantial levels of inventory, Exactech is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it could have a material adverse effect on Exactech’s earnings due to the resulting costs associated with the inventory impairment charges.

•	Exactech relies upon third party suppliers for its raw materials and supplies. Should the availability and on time delivery of raw materials and supplies needed in the production of its products and services become unreliable or the costs of such increases significantly, it could have a material adverse effect on Exactech’s earnings due to the resulting increased costs of production.

•	Exactech conducts business in a highly competitive industry. The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network, and price. In addition, Exactech faces competition for regional sales representatives within the medical community. Exactech cannot provide assurance that it will be able to compete successfully.

•	Exactech’s success is partially dependent upon its ability to successfully market new and improved products and the market acceptance of those products. The failure of its products to gain market acceptance would be likely to have a material adverse effect on its revenues and earnings. Exactech cannot provide assurance that new or improved products will gain market acceptance.

•	Exactech is subject to federal anti-kickback laws and regulations. These laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or another government sponsored health care program, or purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or product for which payment may be made by a government-sponsored health care program. Those regulators may challenge or review Exactech’s current or future activities under these laws, which would be costly and time consuming, and could increase operating costs, reduce revenues and cash flows.

•	Exactech holds patents on specific designs and processes and relies on trade secrets and proprietary know-how. Exactech cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford the Company, that those confidential or proprietary information agreements will not be breached, that the parties from whom Exactech has licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that Exactech’s trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

•	Exactech must devote substantial resources to research and development. Exactech cannot provide assurance that it will be successful in developing competitive new products and/or improving existing products so that its products remain competitive and avoid obsolescence.

•	Exactech is subject to potential product liability risks, which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. Exactech cannot provide assurance it will not face claims resulting in substantial liability for which Exactech is not fully insured. A partially or completely uninsured successful claim against Exactech of sufficient magnitude could have a material adverse effect on Exactech’s earnings and cash flows due the cost of defending itself against such a claim.

•	Exactech is subject to the risk of an inability to secure and maintain adequate levels of product liability insurance coverage on acceptable terms. Product liability insurance premiums are volatile. Should premiums continue to increase significantly, it could have a material adverse effect on Exactech’s earnings and cash flows due to the increase in operating costs that would result.

•	Exactech’s products, including products that are manufactured by third parties but distributed by us, may be subject to recall or product liability claims. These products are used in medical contexts in which it is important that those products function with precision and accuracy. If these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may choose to or be forced by regulatory agencies to withdraw such products from the market. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Exactech’s principal executive offices, research and development laboratories and manufacturing facility is a 76,000 square foot building on approximately eight acres of land owned by it in Gainesville, Florida. Exactech owns a 14,000 square foot building on approximately one and one-half acres in Gainesville, Florida adjacent to its main facility that was recently remodeled to expand our manufacturing area. In January 2005, Exactech acquired a 20,000 square foot facility on approximately two acres nearby its main facility. This new facility was acquired to provide us with future expansion capabilities.

Exactech and our subsidiaries lease a number of facilities in the United States, Canada, China and Great Britain. Among these leased facilities is a 9,500 square foot distribution facility in Gainesville, Florida. The Gainesville distribution center lease was renewed in 2005 for a term of three additional years at an annual rate of $49,000, expiring July 31, 2009. Exactech leases a 1,000 square foot office in Great Neck, New York for a term of two and one-half years at an annual rate of $26,000, expiring March 31, 2006. Exactech leases a 4,200 square foot office and warehouse facility in Ontario, Canada for a term of five years at an annual rate of $23,000 CAD (equivalent to $20,000 U.S. dollars at an exchange rate of .86 U.S. dollars per Canadian dollar as of December 31, 2005), expiring December 31, 2009, with an option to renew for an additional five year period. Exactech’s subsidiary, Exactech Asia, Ltd., leases an approximately 1,000 square foot office and warehouse facility in Shanghai, Peoples Republic of China for a term of one and one-half years at an annual rate of ¥253,000 CNY (equivalent to $30,000 U.S. dollars at an exchange rate of 0.12 U.S. dollars per Chinese Yuan Renminbi as of December 31, 2005), Expiring May 15, 2007. Exactech’s subsidiary, Exactech (UK), Ltd., leases an approximately 800 square foot office in Redditch, England for a term of three years, with an option to terminate after eighteen months, at an annual rate of £8,000 GBP (equivalent to $14,000 U.S. dollars at an exchange rate of 1.72 U.S. dollars per British Pound Sterling), expiring November 30, 2008.

Exactech owns approximately four and one-half acres of undeveloped land nearby to our existing facilities in Gainesville, Florida for future expansion requirements.

ITEM 3. LEGAL PROCEEDINGS

There are various claims, lawsuits and disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of our business, principally product liability cases. Exactech is currently a party to an initial judgment in a product liability case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2005, the Company’s accrual for product liability claims increased $15,000 from December 31, 2004, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, we may not be able to procure acceptable policies in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Exactech’s Common Stock trades on the Nasdaq National Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

	High	Low
2006
First Quarter (through March 6th)	$12.70	$11.12

2005
First Quarter	$19.58	$15.92
Second Quarter	17.20	12.80
Third Quarter	16.35	13.31
Fourth Quarter	14.77	10.88

2004
First Quarter	$18.76	$14.61
Second Quarter	22.72	18.09
Third Quarter	22.68	18.60
Fourth Quarter	20.92	17.22

No cash dividends have been paid to date by Exactech on its Common Stock. We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including future earnings, results of operations, capital requirements, Exactech’s financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. Exactech’s line of credit with Merrill Lynch Business Financial Services, Inc. limits the Company’s ability to pay dividends.

As of March 6, 2006 the Company had approximately 227 shareholders of record. The Company believes there are in excess of 2,343 beneficial owners of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which Exactech’s equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,054	$11.41	703
Equity compensation plans not approved by security holders(1)	—	—	—

Total	1,054	$11.41	703

(1)	The 2003 Executive Incentive Compensation Plan approved by shareholders at the Annual Meeting on May 2, 2003, superceded and consolidated all of the Company’s existing incentive stock plans.
(2)	See Note 9 to the Company’s consolidated financial statements for additional information regarding Exactech’s stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the audited consolidated financial statements of Exactech. This data should be read in conjunction with the financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Income Data: (in thousands, except per share amounts)
Net sales	$91,016	$81,815	$71,255	$59,302	$46,599
Cost of goods sold	29,248	26,799	23,093	19,578	16,266
Gross profit	61,768	55,016	48,162	39,724	30,333
Operating expenses:
Sales and marketing	27,046	23,077	21,600	17,616	12,977
General and administrative	9,815	8,295	7,496	6,119	4,765
Research and development	5,879	4,788	3,748	2,803	2,210
Depreciation and amortization	4,989	4,109	3,516	2,954	2,650
Royalties	2,711	2,427	2,282	1,963	1,762
Total operating expenses	50,440	42,696	38,642	31,455	24,364
Income from operations	11,328	12,320	9,520	8,269	5,969
Other income (expense):
Interest expense, net	(684)	(241)	(160)	(149)	(391)
Litigation settlement, net of costs	—	—	1,000	438	—
Foreign currency exchange gain (loss)	35	(14)	(92)	(59)	—
Income before provision for income taxes	10,679	12,065	10,268	8,499	5,578
Provision for income taxes	3,745	4,308	3,705	3,168	1,987
Income before equity in loss of other investments	6,934	7,757	6,563	5,331	3,591
Equity in net loss of other investments	(330)	(453)	(62)	(10)	(131)
Net income	6,604	7,304	6,501	5,321	3,460
Basic earnings per common share	$0.59	$0.66	$0.59	$0.49	$0.33
Diluted earnings per common share	$0.57	$0.63	$0.57	$0.48	$0.32

	2005	2004	2003	2002	2001
Balance Sheet Data: (in thousands)
Total current assets	$73,555	$49,889	$43,364	$37,489	$31,666
Total assets	115,191	81,979	70,338	56,766	47,478
Total current liabilities	15,120	11,668	9,742	6,545	5,330
Total long-term debt, net of current portion	28,581	6,631	6,499	4,313	3,000
Total liabilities	47,458	22,142	19,031	12,740	10,098
Total shareholders’ equity	67,733	59,837	51,307	44,026	37,380

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials and other product lines has increased as a percentage of the Company’s total revenues over the past several years, as Exactech expands its current distribution from the ongoing introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip and knee spacers, and the Equinoxe™ shoulder system have contributed to Exactech’s revenue growth and are expected to continue to be an important part of the Company’s anticipated future revenue growth.

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation expenses and royalty expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, shoulder and hip implant product lines and biologic materials and services. Royalty expenses consist primarily of expenditures made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Knee implant products generally carry a higher royalty charge than other implant products; however, new implant product line technologies are expected to be subject to royalty charges as they are introduced.

In marketing its products, Exactech uses a combination of traditional targeted media marketing and our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, Exactech conducts this effort through continuing education forums, training programs and product development advisory panels.

Overview of 2005

Total revenue increased 11% to $91.0 million from $81.8 million in 2004. Gross profit margin increased to 67.9% in 2005 from 67.2% in 2004, as we realized efficiency benefits from increasing our internal manufacturing. International sales of $18.6 million, which represented 20% of total sales revenue, increased 19%, as compared to $15.7 million, or 19% of total sales in 2004. As in 2004, 2005 increases in operating expenses were driven by research and development expenditures, which increased 23% from 2004, as we continued our efforts to complete new product launches as well as move new product development projects forward. Overall, operating expenses increased 18% from 2004. As a result of the growth in operating expenses outpacing sales growth, income from operations decreased 8% from 2004. Income before provision for income taxes decreased 12% to $10.7 million from $12.1 million in 2004. Net income decreased 10% from the prior year, equaling 7.3% of sales, down from 8.9% of sales achieved in 2004.

On the balance sheet at the end of 2005, working capital increased 53% to $58.4 million from $38.2 million in 2004. Included in this increase in working capital, as expected, was an increase in inventory of $22.1 million in support of the Company’s continuing development efforts to expand its knee, hip and shoulder implant product lines, as well as biologic products and services. Current liabilities increased 30% to $15.1 million due to an increase in accounts payable related to the increase in inventory and raw materials purchases. Long-term liabilities increased to $32.3 million due to increased utilization of the line of credit facility to fund the inventory expansion.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the years ended December 31, 2005, 2004 and 2003:

Sales Revenue by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
Knee Implants	$49,643	54.5%	$48,718	59.5%	$41,273	57.9%
Hip Implants	15,840	17.4%	15,615	19.1%	14,904	20.9%
Biologics	11,380	12.5%	10,275	12.6%	9,685	13.6%
Other Products	14,153	15.6%	7,207	8.8%	5,393	7.6%

Total	$91,016	100.0%	$81,815	100.0%	$71,255	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2005 as compared to 2004, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2004 as compared to 2003, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2005 - 2004 Incr (decr)		2004 - 2003 Incr (decr)		% of Sales
	2005	2004	2003	$	%	$	%	2005	2004	2003
Net sales	91,016	81,815	71,255	9,201	11.2%	10,560	14.8%	100.0%	100.0%	100.0%
Cost of goods sold	29,248	26,799	23,093	2,449	9.1%	3,706	16.0%	32.1%	32.8%	32.4%

Gross profit	61,768	55,016	48,162	6,752	12.3%	6,854	14.2%	67.9%	67.2%	67.6%

Operating expenses:
Sales and marketing	27,046	23,077	21,600	3,969	17.2%	1,477	6.8%	29.7%	28.2%	30.3%
General and administrative	9,815	8,295	7,496	1,520	18.3%	799	10.7%	10.8%	10.1%	10.5%
Research and development	5,879	4,788	3,748	1,091	22.8%	1,040	27.7%	6.5%	5.9%	5.3%
Depreciation and amortization	4,989	4,109	3,516	880	21.4%	593	16.9%	5.5%	5.0%	4.9%
Royalties	2,711	2,427	2,282	284	11.7%	145	6.4%	3.0%	3.0%	3.2%

Total operating expenses	50,440	42,696	38,642	7,744	18.1%	4,054	10.5%	55.5%	52.2%	54.2%

Income from operations	11,328	12,320	9,520	(992)	-8.1%	2,800	29.4%	12.4%	15.1%	13.4%
Other income (expenses), net	(649)	(255)	748	(394)	154.5%	(1,003)	-134.1%	-0.7%	-0.3%	1.0%

Income before taxes	10,679	12,065	10,268	(1,386)	-11.5%	1,797	17.5%	11.7%	14.7%	14.4%
Provision for income taxes	3,745	4,308	3,705	(563)	-13.1%	603	16.3%	4.1%	5.3%	5.2%

Income before equity in loss of other investments	6,934	7,757	6,563	(823)	-10.6%	1,194	18.2%	7.6%	9.5%	9.2%
Equity in loss of other investments	(330)	(453)	(62)	123	-27.2%	(391)	630.6%	-0.4%	-0.6%	-0.1%

Net income	6,604	7,304	6,501	(700)	-9.6%	803	12.4%	7.2%	8.9%	9.1%

Net Sales Revenue

Net sales revenue increased 11% in 2005 from 2004 as we experienced growth of 11% in our biologic services revenue and benefited from the introduction of our Equinoxe™ shoulder implants, along with strong growth in the distribution of our Cemex® bone cement products. During 2005, sales of knee implant products increased 2%, while sales of hip implant products increased 1%. Internationally, net sales revenue increased 19% to $18.6 million, representing 20% of total sales, from $15.7 million, or 19% of total sales, during 2004, as we continued to benefit from increases in market share in Europe with expanded distribution into Ireland and Denmark. Domestically, sales increased 9% during 2005 to $72.4 from $66.2 million in 2004, primarily due to the growth in biologics and the contribution of our shoulder implant system and bone cement product sales. During 2005, we lost some momentum in sales growth with our Optetrak® knee system, primarily due to a lack of minimally invasive surgical instrumentation until the introduction of our LPI™ instruments during the fourth quarter. In the latter part of 2005 and continuing into 2006, we have rolled-out substantial numbers of sets of our LPI instrumentation. Sales of our hip implants systems increased modestly by 1%, but were inhibited by limited product line offerings featuring alternative and hard bearing surfaces. With the introduction of our Connexion GXL™ highly cross linked polyethylene liner during the fourth quarter, hip implant sales regained some momentum, increasing 3% over the fourth quarter ended December 31, 2004. Other Product revenues increased 96% during 2005 to a total of $14.2 million primarily due to success with the cement and shoulder products.

Net sales revenue increased 15% in 2004 from 2003 as we experienced strong growth in the sale of our knee implant product lines, both in the United States and internationally. During 2004, sales of knee implant products increased 15% in the domestic market, and 30% internationally, as we benefited from increases in market share in Europe. Domestically, Exactech continued to experience market share gains with its Optetrak® knee augmented by increases in the average selling prices of its knee implant products in the range of 6% to 8%. In 2004, sales of hip implant products increased 5%, with domestic growth of 5% driven by increases in average selling prices in the range of 2% to 6%. Internationally, sales of hip implant products increased modestly by 2% from 2003. Total biologics revenue increased 6% in 2004 from 2003 as we continued to expand our product line offering to include room temperature OpteformRT® and OptefilRT® bone paste. Sales revenue from other product lines increased 34% during 2004 to $7.2 million as compared to $5.4 million during 2003, primarily from increased sales of Cemex® bone cement products. Cement sales include the InterSpaceTM hip and knee spacers which enabled Exactech to gain access to new customers with these innovative products.

Gross Profit

Gross profit margin increased in 2005 to 67.9% from 67.2% in 2004, primarily due to realization of cost benefits on continuing efforts to increase our internal manufacturing capacity. We have continued our strategy to expand the quantity of our joint replacement implant products we manufacture in our facility with the addition of a remodeled finishing facility and equipment. The Company has experienced increases in raw material costs that are projected to minimize improvement in gross margins during 2006.

Gross profit margin decreased slightly in 2004 to 67.2% from 67.6% in 2003, primarily due to the strong growth in lower margin international sales and slower than expected ramp up of lower cost internally manufactured components for our knee implant products. During 2004, we continued to expand the quantity of our joint replacement implant products we manufacture in our facility with the addition of equipment, facilities and personnel.

Operating Expenses

Sales and marketing expenses increased 17% in 2005 from 2004, primarily as a result of increases in selling costs associated with the introduction of nine new product lines, including meetings support for a worldwide surgeons conference and marketing collateral. As a percentage of sales, sales and marketing expenses were 29.7% in 2005, as compared to 28.2% in 2004. In 2004, sales and marketing expenses increased 7% from 2003, primarily as a result of increases in variable selling costs associated with sales growth, such as commissions paid to our independent agents; however, the increases in the variable costs were offset by a reduction in special marketing events of 13% as we did not host a large, worldwide surgeons conference in 2004 as we did in 2003. We expect that sales and marketing expenses in 2006 will continue to be similar to those we experienced in 2005 on a percentage of sales basis as we will continue our marketing programs in support of new product launches and customer service.

General and administrative expenses increased 18% in 2005 from 2004 primarily due to increases in the Company’s allowance for doubtful accounts and product liability insurance costs. The allowance for doubtful accounts increased $197,000 during the year primarily due to the filing of a reorganization plan under bankruptcy protection by one of our hospital accounts. In 2004, we did not experience any bad debt expense as a result of a bankruptcy of any of our customer accounts. The 11% increase in general and administrative expenses in 2004 from 2003 was primarily attributable to increases in the Company’s product liability costs, which increased 67%. Looking forward, we expect general and administrative expenses to remain in the range of 9% to 10% of sales.

Research and development expenses increased 23% in 2005 from the prior year due to Exactech’s ongoing development projects to introduce new and advanced hip implant offerings to our product lines, as well as extend our knee implant and biologic materials product lines. Our primary development efforts in 2005 continued to focus on a new hip stem system to support alternative bearing surfaces, a fracture shoulder system, a rotating bearing platform version of our Optetrak® knee system and several advanced biologic based materials. Research and development expenses increased 28% in 2004 from 2003 due to our development efforts to bring new and advanced products to market, including advanced biologic materials. Looking ahead, we expect research and development expenses in 2006 of approximately 7% of sales, to support the active projects in the pipeline for our knee systems, advanced instrumentation, new press fit and cemented hip systems, shoulder product line extensions, biologics and enhanced bearing surfaces technology.

Depreciation and amortization expenses increased 21% in 2005 when compared to 2004, as we invested $13.1 million in capital equipment, including $1.5 million to purchase manufacturing equipment and $7.9 million in surgical instrumentation. Depreciation and amortization expenses increased 17% in 2004 when compared to 2003, as we invested $9.3 million in capital equipment, including $2.2 million to purchase manufacturing equipment, $3.6 million in surgical instrumentation and $2.5 million in intellectual property. Capital expenditures in 2006 are anticipated to range from $11 million to $13 million to continue to support new product launches and increased manufacturing capacity.

During 2005, royalty expenses increased 12% from 2004, consistent with the overall growth in sales. During 2004, royalty expenses increased 6% from 2003, primarily due to the strong sales growth in Exactech’s knee implant products; however, this growth in expense was lower than sales growth due to contractual limitations contained within the knee products royalty agreements. As a percentage of sales, royalty expenses have remained constant at 3% and are anticipated to remain relatively constant in 2006 at 3% of total sales.

Income from Operations

Income from operations decreased 8% in 2005 from 2004, as growth in operating expenses outpaced growth in top line sales revenue. Income from operations increased 29% in 2004 from 2003, as growth in top line sales revenue was coupled with limited growth in operating expenses. Looking forward, we anticipate growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 11% to 13% of sales.

Other Income and Expenses

Other expenses, net of other income, increased 155% primarily during 2005 due to the cost of increased borrowing, which resulted in interest expense increasing to $810,000 from $287,000 in 2004. In 2004, other income, net of other expenses decreased 134% primarily due to the comparative reduction resulting from the receipt of the final litigation settlement payments from RTI of $1.0 million in 2003. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased borrowing under our line of credit.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $330,000 in 2005 as compared to $453,000 in 2004 for losses of Altiva and Exactech Asia, prior to the acquisition of Exactech Asia creating a wholly owned subsidiary in January 2005. Losses in equity method investees totaled $62,000 in 2003. During 2006, we anticipate losses related to our 16.7% ownership in Altiva to total between $150,000 to $250,000.

Taxes and Net Income

Income before provision for income taxes decreased 11% in 2005 from 2004. The effective income tax rate, as a percentage of income before taxes, for 2005 was 35.1%, as compared to 35.7% in 2004, primarily as a result of the benefit of the deduction for manufacturers. Income before provision for income taxes increased 18% in 2004 from 2003. The effective income tax rate for 2004 of 35.7%, as compared to 36.1% in 2003, was primarily as a result of the increased research and development credit. In 2006, we expect the effective tax rate to remain approximately 36% as the tax benefits for manufacturers are expected to offset final phase out and expiration of extraterritorial income tax benefits.

As a result of the foregoing, we realized a decrease in net income of 10% in 2005, representing 7.3% of sales and diluted earnings per share of $.57, as compared to 8.9% of sales and diluted earnings per share of $.63 in 2004. The 2004 net income increased 12% from 2003, which was 9.1% of net sales and diluted earnings per share of $.57.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At December 31, 2005, we had working capital of $58.4 million, an increase of 53% from $38.2 million at the end of 2004. Just as in 2004, working capital in 2005 increased primarily as a result of our investment in inventory, which increased $21.9 million to support implant product line expansion by virtue of the introduction of nine new product lines during the year. We anticipate increases in inventory to continue during the first half of 2006 as new product line rollouts continue to ramp up; however, the increasing trend is expected to reverse during the second half of 2006 resulting in a projected decrease in inventory by the end of the year. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet the Company’s commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities

Operating activities used net cash of $8.4 million during 2005, as compared to providing net cash of $6.2 million in 2004, primarily as a result of the increased inventory. Looking forward, we anticipate the investment in inventory to continue during the first half of 2006, with expected inventory balances decreasing during the second half of the year, dependent upon the timing of the release of active product line expansion development projects and sales of products introduced in 2005. As expected, the increase in inventory balances resulted in inventory turns decreasing to .69 during 2005 from .96 during 2004. Inventory turns are anticipated to remain relatively unchanged in the following twelve months as the inventory is not expected to decrease significantly by year-end.

In 2005, Exactech’s total accounts receivable balances increased 3% from 2004 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, remained constant at 67. Our allowance for doubtful accounts at December 31, 2005, increased to $458,000 as compared to $261,000 at December 31, 2004, primarily as a result of the additional allowance for the reorganization bankruptcy filing of one of our hospital customers of $160,000. We expect increases in accounts receivable during 2006 to be consistent with sales growth, and are not anticipating any significant changes in our credit terms or policies related to our accounts receivable.

There are various claims, lawsuits and disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of our business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2005, the Company’s accrual for product liability claims increased $15,000 from December 31, 2004, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Investing Activities

Investing activities used $14.1 million in net cash during 2005 as Exactech made significant investments in manufacturing equipment, surgical instrumentation and Altiva Corporation. In 2005, investment in manufacturing equipment used cash of $1.5 million while surgical instrumentation used cash of $7.9 million and funding for Altiva used net cash of $1.0 million. This use of cash represented an increase of 36% from 2004 when we used net cash of $10.4 million for similar investments in equipment and technology. This continued investment was consistent with management’s growth strategy to support

Exactech’s product line expansion moving forward. In 2006, investment in capital acquisitions is estimated to be in the range of $11 million to $13 million to support product line expansion and manufacturing capacity increases.

Financing Activities

During 2005, financing activities provided net cash of $23.0 million to Exactech from borrowing under an additional commercial loan for equipping our remodeled production facility, borrowing under our line of credit and a new commercial real estate loan and issuance of common stock from option exercise activity. Borrowing under the loans and credit facility provided net cash of $22.1 million, which was partially offset by principal payments on debt using net cash of $867,000. Cash provided by stock option exercise activity provided net cash of $921,000. Based on outstanding options that will vest and become exercisable in 2006, cash provided by the issuance of common stock upon the exercise of options is anticipated to be in the range of $500,000 to $750,000.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus (i) the lesser of 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. At December 31, 2005, a total of $18.2 million was available to borrow under the Exactech line of credit, of which, $17.3 million was outstanding. On the Altiva guaranteed line of credit, there was $3.4 million outstanding bearing an interest rate of 6.38% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at December 31, 2005 was $2.1 million bearing a variable rate of interest of 3.6%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2005, there was $3.6 million outstanding under this loan bearing a variable rate of interest equal to 5.9%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At December 31, 2005, $1.0 million was outstanding under this loan bearing a variable rate of interest equal to 6.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At December 31, 2005, $1.8 million was outstanding under this loan bearing a variable rate of interest equal to 6.1%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into a swap agreement as a cash flow hedge. At December 31, 2005, there was $3.9 million outstanding under this loan.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at December 31, 2005.

At December 31, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.2 million and $2.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $136,000 and future payments on patented product technology acquisitions included in other liabilities was $300,000 at December 31, 2005. In association with a renewal of one of our distribution agreements, at December 31, 2005, we had minimum purchase commitments of €4.7 million, equivalent to $5.6 million at an exchange rate of 1.19 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $3.0 million, $3.6 million, and $7.9 million in 2005, 2004, and 2003, respectively.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of December 31, 2005, Exactech had extended to Altiva the principal sum of $2.0 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech had guaranteed an initial $3.0 million line of credit with Merrill Lynch, and in October 2005, we guaranteed the remaining $3.0 million upon the renewal of our line with Merrill. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At December 31, 2005, there was $3.4 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000, with an additional liability of $120,000 recorded with the guarantee of the additional $3.0 million in October 2005, related to its guarantee of Altiva’s debt with Merrill Lynch.

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

Exactech has evaluated its investment in Altiva Corporation at December 31, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva does not qualify as a variable interest entity requiring consolidation. We will conduct an analysis of our investment in Altiva each interim period to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

Contractual Obligations and Commercial Commitments

The following table indicates Exactech’s contractual obligations at December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Industrial Revenue Bond	$2,100	$200	$400	$400	$1,100
Commercial construction loan	3,565	210	420	420	2,515
Commercial equipment loans	2,748	404	1,798	546	—
Commercial real estate loan	3,949	297	656	748	2,248
Line of credit	17,328	—	17,328	—	—
Altiva funding commitment	3,000	1,000	1,000	1,000	—
Guarantee of Altiva line of credit	252	—	—	252	—
Remodel of manufacturing facility	136	136	—	—	—
Patent acquisition milestone payments	300	300	—	—	—
Facility leases	326	114	163	49	—
Purchase obligations	16,974	14,174	2,800	—	—

	$50,678	$16,835	$24,565	$3,415	$5,863

Based on outstanding balances and interest rates on our variable rate debt at December 31, 2005, we estimate that we will incur interest charges of approximately $1.8 million in the following twelve months ending December 31, 2006. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results in 2006.

At December 31, 2005, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based on Exactech and our subsidiaries’ financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Exactech’s significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management’s opinion, Exactech’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation and accrued liabilities.

Allowance for Doubtful Accounts- Exactech’s accounts receivable consists primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. Exactech invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect Exactech’s future operating results due to increased expenses for the resulting uncollectible bad debt.

Excess and Obsolete Inventories- Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. Exactech provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, we record an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2005, 2004 and 2003 were $1,152,000, $382,000 and $639,000, respectively. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment.

Intangible Assets- In assessing the value of our intangible assets, we must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. Exactech analyzes its intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation- In accordance with the provisions of FASB Interpretation No. 46R “Consolidation of Variable Interest Entities- an interpretation of ARB No. 51”, Exactech evaluates its equity investments on a quarterly basis to determine the necessity to consolidate the investment as a subsidiary of the Company. Our wholly owned subsidiaries, Exactech Asia, Ltd. and Exactech (UK), Ltd. are fully consolidated after all material intercompany transactions and balances have been eliminated.

Accrued Liabilities- Exactech is subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against Exactech incident to the operation of its business, principally product liability claims. Exactech accrues liabilities for such claims that are deemed to be probable and reasonably estimable, as required by SFAS No. 5 “Accounting for Contingencies”, based upon Exactech’s experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, Exactech discloses the loss contingency if it is reasonably possible that a loss may be incurred, in accordance with SFAS No. 5. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to Exactech, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.

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

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2005, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2005 (in thousands, except percentages):

	2006	2007	2008	2009	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$—					$—
Weighted average interest rate	1.6%

Liabilities

Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,300	$2,100
Weighted average interest rate	2.5%

Commercial construction loan at variable interest rate	210	210	210	210	2,725	3,565
Weighted average interest rate	4.8%

Commercial equipment loan at variable interest rate	305	305	305	51	—	966
Weighted average interest rate	5.2%

Commercial equipment loan at variable interest rate	98	594	594	496	—	1,782
Weighted average interest rate	5.8%

Commercial real estate loan at fixed rate swap	296	317	339	362	2,635	3,949
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	17,328	—	—	17,328
Weighted average interest rate	5.1%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, Ltd., is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the year ended December 31, 2005, translation losses were not significant. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a market-based exchange rate. As a result, Exactech may experience translation gains and losses during the year ending December 31, 2006; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

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

Gainesville, Florida

Management of Exactech, Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Exactech’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America.

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

The management of Exactech and its subsidiaries is responsible for establishing and maintaining adequate internal control. During the first quarter of 2005, the Company completed an acquisition of Exactech Asia Ltd. The Company excluded from its assessment of the effectiveness of Exactech’s internal control over financial reporting as of December 31, 2005, Exactech Asia Ltd whose financial statements constitute 0.2 percent and 0.7 percent of net and total assets, respectively, 1.3 percent of revenues and (0.2) percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005.

Except for as discussed above, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our financial statements and internal control over financial reporting. The Audit Committee meets regularly with management to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting and the nature, extent, and results of management assessments and external audits. The Audit Committee recommended, and the Board of Directors approved, that the audited financial statements be included in this Annual Report on Form 10-K.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ William Petty	/s/ Joel Phillips
William Petty Chief Executive Officer, President, and Chairman of the Board March 15, 2006	Joel Phillips Chief Financial Officer March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exactech Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Exactech, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Exactech Asia, Ltd. which was acquired on January 25, 2005 and whose financial statements constitute 0.2 percent and 0.7 percent of net and total assets, respectively, 1.3 percent of revenues and (0.2) percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Exactech Asia, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 15, 2006

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,007	$490
Trade receivables (net of allowance of $458 and $261)	17,360	16,780
Income taxes receivable	—	22
Prepaid expenses and other assets, net	1,040	880
Inventories	53,134	31,172
Deferred tax assets	1,014	545

Total current assets	73,555	49,889

PROPERTY AND EQUIPMENT:
Land	1,015	865
Machinery and equipment	13,483	11,385
Surgical instruments	24,186	16,998
Furniture and fixtures	1,957	1,781
Facilities	8,884	8,120

Total property and equipment	49,525	39,149
Accumulated depreciation	(18,843)	(14,396)
Facilities expansion in progress	1,507	—

Net property and equipment	32,189	24,753

OTHER ASSETS:
Product licenses and designs, net	1,140	600
Deferred financing costs, net	283	143
Notes receivable - related party	2,053	1,028
Other investments	571	809
Advances and deposits	879	227
Patents and trademarks, net	4,169	4,530
Goodwill	352	—

Total other assets	9,447	7,337

TOTAL ASSETS	$115,191	$81,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,874	$6,944
Refundable deposits from customers	178	—
Income taxes payable	367	—
Current portion of long-term debt	1,109	815
Commissions payable	1,704	1,441
Royalties payable	625	570
Other liabilities	1,228	1,898

Total current liabilities	15,085	11,668

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,757	3,843
Line of credit	17,328	—
Long-term debt, net of current portion	11,253	6,631
Other long-term liabilities	35	—

Total long-term liabilities	32,373	10,474

Total liabilities	47,458	22,142

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 11,372,083 and 11,146,952 shares issued and outstanding	114	112
Additional paid-in capital	23,698	22,373
Accumulated other comprehensive loss	(35)	—
Retained earnings	43,956	37,352

Total shareholders’ equity	67,733	59,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,191	$81,979

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2005	2004	2003
NET SALES	$91,016	$81,815	$71,255

COST OF GOODS SOLD	29,248	26,799	23,093

Gross profit	61,768	55,016	48,162

OPERATING EXPENSES:
Sales and marketing	27,046	23,077	21,600
General and administrative	9,815	8,295	7,496
Research and development	5,879	4,788	3,748
Depreciation and amortization	4,989	4,109	3,516
Royalties	2,711	2,427	2,282

Total operating expenses	50,440	42,696	38,642

INCOME FROM OPERATIONS	11,328	12,320	9,520

OTHER INCOME (EXPENSE):
Interest income	126	46	30
Litigation settlement, net of costs	—	—	1,000
Interest expense	(810)	(287)	(190)
Foreign currency exchange gain (loss)	35	(14)	(92)

Total other income (expense)	(649)	(255)	748

INCOME BEFORE PROVISION FOR INCOME TAXES	10,679	12,065	10,268

PROVISION FOR INCOME TAXES:
Current	4,300	3,321	2,912
Deferred	(555)	987	793

Total provision for income taxes	3,745	4,308	3,705

INCOME BEFORE EQUITY IN LOSS OF OTHER INVESTMENTS	6,934	7,757	6,563
EQUITY IN NET LOSS OF OTHER INVESTMENTS	(330)	(453)	(62)

NET INCOME	$6,604	$7,304	$6,501

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.66	$0.59

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.63	$0.57

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	10,902	109	20,370	23,547	—	44,026

Exercise of stock options	98	1	393	—	—	394
Issuance of common stock under the Company’s Employee Employee Stock Purchase Plan	19	—	169	—	—	169
Compensation cost of non-qualified stock options	—	—	197	—	—	197
Tax benefit from exercise of stock options	—	—	20	—	—	20
Net income	—	—	—	6,501	—	6,501

Balance, December 31, 2003	11,019	110	21,149	30,048	—	51,307

Exercise of stock options	108	1	621	—	—	622
Issuance of common stock under the Company’s Employee Employee Stock Purchase Plan	20	1	253	—	—	254
Compensation cost of non-qualified stock options	—	—	132	—	—	132
Tax benefit from exercise of stock options	—	—	218	—	—	218
Net income	—	—	—	7,304	—	7,304

Balance, December 31, 2004	11,147	112	22,373	37,352	—	59,837

Exercise of stock options	201	2	636	—	—	638
Issuance of common stock under the Company’s Employee Employee Stock Purchase Plan	24	—	283	—	—	283
Compensation cost of non-qualified stock options	—	—	(92)	—	—	(92)
Tax benefit from exercise of stock options	—	—	498	—	—	498
Comprehensive Income:
Net income	—	—	—	6,604	—	6,604
Change in fair value of cash flow hedge	—	—	—	—	(35)	(35)

Other comprehensive loss						(35)

Comprehensive income						6,569

Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$6,604	$7,304	$6,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for allowance for doubtful accounts	197	(520)	179
Inventory impairment	1,152	382	639
Depreciation and amortization	5,501	4,499	3,802
Compensation (benefit) cost of non-qualified stock options	(92)	132	197
Loss on disposal of equipment	186	270	335
Foreign currency exchange loss	35	14	92
Equity in net loss of other investments	330	453	62
Tax benefit from exercise of stock options	498	218	20
Deferred income taxes	(555)	987	793
Changes in assets and liabilities which provided (used) cash:
Trade receivables	(599)	(2,683)	(1,070)
Income taxes receivable	—	18	—
Prepaids and other assets	(803)	259	(585)
Inventories	(22,757)	(6,730)	(5,425)
Accounts payable	2,388	1,658	1,514
Income taxes payable	389	—	(383)
Other liabilities	(878)	(103)	1,697

Net cash (used in) provided by operating activities	(8,404)	6,158	8,368

INVESTING ACTIVITIES:
Net investment in notes receivable	(1,025)	(1,028)	—
Purchase of product licenses and designs	(669)	(362)	—
Proceeds from sale of property and equipment	—	8	236
Purchases of property and equipment	(12,485)	(6,763)	(8,553)
Other investments	—	(67)	(1,038)
Purchase of patents and trademarks	—	(2,190)	(2,144)
Acquisition of subsidiary, net of cash acquired	75	—	—

Net cash used in investing activities	(14,104)	(10,402)	(11,499)

FINANCING ACTIVITIES:
Net proceeds on line of credit	17,328	—	—
Principal payments on debt	(867)	(739)	(353)
Proceeds from commercial construction loan	—	—	2,372
Proceeds from commercial real estate loan	4,000	—	—
Proceeds from commercial equipment loan	1,783	1,096	404
Debt issuance costs	(140)	(5)	—
Proceeds from issuance of common stock	921	876	563

Net cash provided by financing activities	23,025	1,228	2,986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517	(3,016)	(145)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	490	3,506	3,651

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,007	$490	$3,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$349	$246	$124
Income taxes	3,503	2,880	3,251
Noncash investing activities:
Cash flow hedge	$(35)	$—	$—
Acquisition of subsidiary: 50% of purchase price is payable (see Note 3)	63	—	—

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.	ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, shoulder and ankle joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for musculoskeletal surgical procedures. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, Exactech distributes its products in more than twenty-five international markets through a network of independent distributors and wholly owned subsidiaries. In China, the Company markets its products through Exactech Asia, Ltd., which the Company acquired in January 2005 from its former joint venture partner (see Note 3 - Acquisitions). In July 2005, the Company established Exactech (UK), Ltd. to market its products in the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation- The consolidated financial statements include the accounts of Exactech, Inc. and its subsidiaries. Reference in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

The Company accounts for its investment in Altiva Corporation (“Altiva”) in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”). The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. We have evaluated our investment in Altiva at December 31, 2005 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. We will continue to analyze our investment in Altiva each interim period to determine if the fair value of our equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 7 - Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring consolidation under FIN 46R.

Reclassification- Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Use of Estimates- The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents- Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds, overnight repurchase agreements and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk- Exactech’s accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. Exactech invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of past due receivables. Pursuant to our funding commitment to Altiva, we have recorded a note receivable for

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

the principal amounts extended to them to fund product line acquisitions. Each interim period, we analyze our investment in Altiva, along with Altiva’s financial position, results of operations and cash flows to determine if this receivable is impaired (see Note 7).

Financial Instruments- Exactech’s financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

Inventories- Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, we record an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2005, 2004 and 2003 were $1,152,000, $382,000 and $639,000, respectively.

The following table summarizes inventory classification as of December 31, (in thousands):

	2005	2004
Raw materials	$13,439	$3,828
Work in process	437	424
Finished goods on hand	23,289	17,539
Finished goods on loan	15,969	9,381

	$53,134	$31,172

Property and Equipment- Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $5,011,000, $4,137,000, and $3,531,000, respectively. Maintenance and repairs are charged to expense as incurred. Capitalized interest on our facility expansion in process was $48,000 for the year ended December 31, 2005.

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

Revenue Recognition- For sales through U.S. sales agents, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Exactech’s U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. Sales credits are not customary; however, when granted, international sales revenue is reported net of credits. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Product Licenses and Designs- Product licenses and designs of $1,663,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $523,000 and $394,000 at December 31, 2005 and 2004, respectively. Amortization for the following five-year period is estimated to be $693,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2006	2007	2008	2009	2010
Estimated annual amortization	$146	$146	$146	$133	$122

Deferred Financing Costs- Deferred financing costs of $387,000 and $235,000 are stated net of accumulated amortization of $104,000 and $92,000 at December 31, 2005 and 2004, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the interest method of amortization.

Patents and Trademarks- Patents and trademarks of $5,364,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $1,195,000 and $834,000 at December 31, 2005 and 2004, respectively. Amortization for the following five-year period is estimated to be $1,703,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2006	2007	2008	2009	2010
Estimated annual amortization	$359	$359	$358	$314	$313

Goodwill- Goodwill is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and is not amortized but is evaluated annually for impairment. Based on management’s evaluation as of December 31, 2005, goodwill acquired in our Chinese subsidiary, Exactech Asia, Ltd., was determined to be unimpaired. Goodwill is not expected to be deductible for tax purposes.

Income Taxes- Deferred income taxes are provided on temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Typically, these differences arise from differing depreciation and amortization methods for tax and financial statement purposes, impairment valuation allowances on assets, income or loss of foreign subsidiaries and tax benefits derived from stock compensation. Valuation allowances are recorded on deferred tax assets when we anticipate that the tax asset may not be fully realizable.

Research and Development- Research and development costs are expensed in the period incurred.

Earnings Per Share- Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Options and Stock Awards- Exactech currently accounts for stock-based compensation granted to its directors and employees utilizing the intrinsic value method per Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Beginning in January 2006, we will account for such stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payments”, which requires the recognition to compensation cost of the fair value of our stock-based compensation granted to employees and directors. For stock-based compensation granted to non-employees, we account for the fair value of such options in accordance with Emerging Issues Task Force Consensus (“EITF”) 96-18, which requires the fair value of stock awards to be remeasured until a measurement date is achieved.

Exactech’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. Option awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 9 – Common Shareholders’ Equity for additional information regarding the Company’s stock option awards.

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation accounted for using the fair value provisions of SFAS No. 123 for each of the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$6,604	$7,304	$6,501
Add: Stock-based compensation expense (income) included in net income, net of tax	(61)	83	125
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(2,956)	(906)	(671)

Pro forma net income	$3,587	$6,481	$5,955

Earnings per share- basic
As reported	$0.59	$0.66	$0.59
Pro forma	0.32	0.58	0.54

Earnings per share- diluted
As reported	$0.57	$0.63	$0.57
Pro forma	0.31	0.56	0.52

Included in the pro forma expense for 2005 is $1,792,000, net of tax, for the impact of the acceleration of out-of-the-money options in November 2005, see Note 9 – Common Shareholders’ Equity.

Hedging Activities- Exactech accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, as amended. SFAS No. 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. Exactech’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. Exactech does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company’s interest rate swap agreement is based on dealer quotes.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Foreign Currency Translation- The functional currency of our Chinese subsidiary, Exactech Asia, Ltd., is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the year ended December 31, 2005, translation losses were not significant. Gains and losses resulting from the transactions of Exactech and its subsidiaries, which are made in currencies different from their own, are included in income as they occur and are included in other income (expense) in the Consolidated Statements of Income. We recognized currency gains (losses) of $35, $(14), and $(92) in 2005, 2004, and 2003 respectively.

Other Comprehensive Income (Loss)- Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS No. 133. The following table provides information on the components of the Company’s other comprehensive income (loss) for the year ended December 31, 2005 (in thousands). Exactech had no derivative instruments during the years ended December 31, 2004 or 2003:

Year ended December 31,	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2005
Change in fair value of cash flow hedge	$(55)	$20	$(35)

New Accounting Standards- In November 2004, the FASB issued SFAS No. 151, “Inventory Costs- an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material to require the treatment of such costs as period costs as incurred. This standard is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Exactech’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payments” (SFAS No. 123R). This standard requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. In April 2005, the United States Securities and Exchange Commission (“SEC”) adopted a rule delaying the effective date for this standard for public companies until the beginning of the first fiscal year after June 15, 2005. Exactech adopted this standard as of January 1, 2006 using the modified prospective method, as defined by SFAS No. 123R. The adoption of this standard is expected to have a material effect on the Company’s compensation cost; however, this effect is subject to a number of uncertainties, including but not limited to the future price of Exactech’s stock and the number of future grants of such forms of share-based compensation.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the “American Jobs Creation Act of 2004” (the “Act”). The Act includes tax relief for domestic manufacturers by providing a tax deduction of up to 9 percent (when fully phased-in) of the lesser of “qualified production activities income” (as defined by the Act) or taxable income. In conjunction with creating this new deduction, the Act phases out the current Extraterritorial Income Exclusion (“EIE”) through 2005 and 2006. The FSP requires that the new deduction be accounted for as a special deduction because it is based on the future performance of specific activities, including level of wages. We have adopted the provisions of FSP 109-1 in 2005 and have recorded a comparable tax benefit to that recognized under the EIE in prior years.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143”. This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity. The interpretation requires a company to recognize a liability for the fair value of any conditional asset retirement obligation when sufficient information is available to reasonably estimate the fair value of the obligation. The application of FIN 47 is required no later than the end of fiscal years ending after December 15, 2005. Exactech adopted this interpretation for the year ended December 31, 2005. This adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard requires that the direct effect of changes in accounting principle be retrospectively applied to prior accounting periods as if that principle had always been used. This standard also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This standard is effective for accounting changes and corrections of errors made is fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on Exactech’s financial condition, results of operations or cash flows.

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

3.	ACQUISTIONS

In January 2005, for an investment of $500,000, we acquired the remaining 50% interest of our former joint venture partner in Exactech Asia, Ltd. (“Exactech Asia”), resulting in the Exactech owning 100% of Exactech Asia, which facilitates the distribution of the Company’s products in China. The acquisition allowed us to obtain control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on Exactech’s balance sheet at their estimated fair values. The results of operations for the year ended December 31, 2005 have been included in the Company’s consolidated earnings from the date of acquisition. Pro forma 2004 consolidated income statement information is not materially different than the Company’s actual 2004 results of operations. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including $863,000 of current assets and $8,000 of equipment and other assets, and liabilities, including $427,000 of current liabilities and $296,000 of other liabilities and accruals, assumed was allocated to goodwill in an amount of $352,000. The purchase price of $500,000 was paid with a cash payment of $250,000, with the remaining $250,000 to be paid upon the subsidiary’s achievement of specific revenue targets, which were considered highly probable at the acquisition date. As of December 31, 2005, we continue to believe that all such revenue targets will be achieved. At December 31, 2005, the balance of the purchase price in accounts payable associated with this acquisition was $63,000.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

4.	INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$3,440	$2,650	$2,403
State	860	671	509

Total current	4,300	3,321	2,912

Deferred:
Federal	(454)	834	641
State	(101)	153	152

Total deferred	(555)	987	793

Total provision	$3,745	$4,308	$3,705

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	4.6%	4.6%	4.3%
R&D credit	-3.8%	-2.8%	-2.3%
Other	1.4%	1.3%	0.3%

	36.2%	37.1%	36.3%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2005, 2004, and 2003 are as follows (in thousands):

	2005	2004	2003
Deferred tax liabilities:
Basis difference in property and equipment	$3,693	$3,834	$2,726
Basis difference in patents	64	9	64

Gross deferred tax liabilities	3,757	3,843	2,790

Deferred tax assets:
Accrued liabilities not currently deductible	1,014	545	479

Gross deferred tax assets	1,014	545	479

Net deferred tax liabilities	$2,743	$3,298	$2,311

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.	DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2005	2004
Industrial Revenue Bond payable in annual principal installments as follows: $300 per year from 2004-2005; $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.60% as of December 31, 2005); proceeds used to finance construction of current facility	$2,100	$2,400

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (5.87% as of December 31, 2005); proceeds used to finance expansion of current facility	3,565	3,775

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (6.12% as of December 31, 2005); proceeds used to finance equipment for facility expansion	966	1,271

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (6.14% as of December 31, 2005); proceeds used to finance equipment for production facility expansion	1,782	—

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,949	—

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (6.38% as of December 31, 2005). Proceeds used to fund inventory purchases.	17,328

Total long-term debt	29,690	7,446
Less current portion	(1,109)	(815)

	$28,581	$6,631

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following is a schedule of debt maturities as of December 31, 2005 (in thousands):

2006	$1,109
2007	1,626
2008	18,976
2009	1,318
2010	796
Thereafter	5,865

$29,690

Industrial Revenue Bond Note Payable

In November 1997, Exactech entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2005. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. Exactech was in compliance with all such covenants at December 31, 2005. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The loans are secured by the purchased equipment. The financing agreements contain financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. We were in compliance with all such covenants at December 31, 2005. Due to the variable nature of the note, the balance of the note payable approximates fair value.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by the Company’s real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2005.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Line of Credit

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus (i) the lesser of 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. At December 31, 2005, a total of $18.2 million was available to borrow under the Exactech line of credit, of which, $17.3 million was outstanding. On the Altiva guaranteed line of credit, there was $3.4 million outstanding bearing an interest rate of 6.38%.

6.	RELATED PARTY TRANSACTIONS

Exactech has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $1,308,000, $895,000 and $966,000 in 2005, 2004 and 2003, respectively.

Exactech has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000, $180,000 and $165,000 in 2005, 2004 and 2003, respectively, as compensation under the consulting agreement.

Exactech has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During the years ended December 31, 2005, 2004 and 2003, we paid royalties aggregating $300,000, $340,000 and $334,000, respectively, pursuant to these consulting agreements.

7.	COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2005, the Company’s accrual for product liability claims increased $15,000 from December 31, 2004, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments – At December 31, 2005, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.2 million and $2.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $136,000 and future payments on patented product technology acquisitions included in other liabilities was $300,000 at December 31, 2005. In association with a renewal of one of our distribution agreements, at December 31, 2005, we had minimum purchase commitments of €4.7 million, equivalent to $5.6 million at an exchange rate of 1.19 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $3.0 million, $3.6 million, and $7.9 million in 2005, 2004, and 2003, respectively.

Financing Commitments – Exactech has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of December 31, 2005, Exactech had extended to Altiva the principal sum of $2.0 million under this commitment. Subsequent to the balance sheet date, in February 2006, we extended an additional principal sum of $375,000 pursuant to this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of December 31, 2005, there was $3.4 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded an initial liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. Each interim period, the Company evaluates its investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva assuming that it continues the funding of product line acquisitions. At December 31, 2005, based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation.

8.	PENSION PLAN

We currently sponsor a defined contribution 401(k) plan for our employees. Exactech provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2005, 2004 and 2003 were $278,000, $235,000 and $196,000, respectively.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

9.	COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2005			2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$6,604			$7,304			$6,501

Basic EPS:
Net income	$6,604	11,209	$0.59	$7,304	11,096	$0.66	$6,501	10,975	$0.59

Effect of dilutive securities:
Stock options		300			448			415

Diluted EPS:
Net income plus assumed conversions	$6,604	11,509	$0.57	$7,304	11,544	$0.63	$6,501	11,390	$0.57

For the year ended December 31, 2005, weighted average options to purchase 187,000 shares of common stock at exercise prices in the range of $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2004, weighted average options to purchase 40,000 shares of common stock at prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2003, weighted average options to purchase 138,000 shares of common stock at prices ranging from $12.13 to $17.15 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Non-employee stock compensation (income) expense was approximately $(61,000), $83,000, and $125,000, net of taxes, during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of the Company’s common stock, as discussed herein.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Stock Options:

A summary of the status of fixed stock option grants under the Company’s stock-based compensation plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,060,946	$9.18	1,022,626	$7.42	1,007,200	$6.24
Granted	244,950	14.61	175,200	17.87	150,000	13.75
Exercised	(226,396)	4.30	(108,580)	5.73	(97,574)	4.04
Expired	(25,541)	12.33	(28,300)	12.77	(37,000)	9.74

Outstanding - December 31	1,053,959	11.41	1,060,946	9.18	1,022,626	7.42

Options exercisable at year end	933,963	$11.38	694,839	$6.57	715,906	$5.96
Weighted average fair value per share of options granted during the year		$7.48		$18.52		$11.00

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 - 5.31	146,480	146,480	1.62
6.41 - 7.58	133,250	99,125	4.40
7.88 - 9.08	86,850	72,600	5.53
9.41 - 9.41	145,046	145,046	4.95
10.78 - 13.40	96,333	57,171	5.01
14.12 - 14.12	175,450	170,450	9.35
14.18 - 18.60	225,550	216,091	7.50
18.68 - 21.09	45,000	27,000	6.70

Total	1,053,959	933,963	5.82

Remaining non-exercisable options at December 31, 2005 become exercisable as follows:

2006	64,989
2007	35,043
2008	9,664
2009	6,400
2010	3,900

119,996

Outstanding options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. There were 218,450, 147,500 and 98,000 of such options granted to employees and non-employee directors during the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 52, 65 and 66 percent, risk-free interest rates of 4.4, 4.8 and 4.2 percent, and expected lives of 6, 5 and 5 years.

On November 30, 2005, we accelerated the vesting of certain options granted to employees and non-employee directors with an exercise price greater than or equal to $13.40 per common share. This exercise price was greater than the closing price of the Company’s shares on the Nasdaq Stock Market on the effective date of the acceleration. As a result, 428,500 options to purchase shares of common stock with varying remaining vesting periods became immediately exercisable. This acceleration was made pursuant to our desire to retain qualified and competent employees to commit their efforts and service towards the success of Exactech. Because the options’ exercise price was equal to the fair value of the common stock on the date of grant and was greater than the market price, no expense was recorded at the time of the acceleration of the vesting schedules.

During the years ended December 31, 2005, 2004 and 2003, there were 26,500, 27,700 and 52,000 options granted to non-employee sales agents and consultants, respectively. Options granted to non-employees typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. At December 31, 2005, there were 147,583 of such options outstanding, of which, 82,337 were exercisable.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 24,000, 20,000 and 19,000 shares in the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2005, 2004 and 2003, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 44, 45 and 50 percent; and risk-free interest rates of 2.8, 1.2 and 1.5 percent. The weighted-average fair value of those purchase shares granted in 2005, 2004 and 2003 was $5.10, $4.84, and $6.75, respectively. There are 115,000 shares remaining available to purchase under the plan at December 31, 2005.

10.	OPERATING LEASES

In November 2005, we renewed our operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, which serves as Exactech’s Distribution Center and warehouse. The renewal term of the lease is for a period of three years, commencing August 1, 2006.

In September 2005, our Chinese subsidiary, Exactech Asia, Ltd., entered into an operating lease for an office and storehouse facility in Shanghai, Peoples Republic of China, which serves as a sales and distribution office. The initial term of the office lease is for a period of twenty-one months, commencing September 1, 2005, and the initial term of the storehouse lease is for a period of ten months, commencing September 1, 2005.

In August 2005, our United Kingdom sudsidiary, Exactech (UK), Ltd., entered into an operating lease for an office facility in Redditch, England, to serve as a sales and distribution office. The initial term of the lease is for a period of three years, commencing December 1, 2005, with an option for the tenant to cancel the lease after the initial eighteen months.

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In December 2004, we entered into an operating lease for an approximately 4,200 square foot office and warehouse facility in Ontario, Canada, to serve as our operations office and distribution center for Canada. The initial term of the lease is for a period of five years, commencing January 1, 2005.

In July 2003, we entered into an operating lease for an approximately 1,000 square foot office facility in Great Neck, New York, to serve as our operations office for the metropolitan New York and surrounding area. The initial term of the lease is for a period of two and one half years, commencing October 1, 2003.

Rent expense associated with operating leases was $150,000, $77,000 and $58,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2005 (in thousands):

Year Ending December 31,
2006	114
2007	93
2008	70
2009	49

$326

11.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004. All dollar amounts are in thousands, except per share amounts. Included in the operating results for the fourth quarter of 2005, is an adjustment to income of $185,000, net of taxes, attributable to variable accounting for stock options granted to non-employees as required by EITF 96-18:

	Quarter
	First	Second	Third	Fourth	Total
2005
Net sales	$22,607	$23,865	$21,490	$23,054	$91,016
Gross profit	14,969	16,075	15,027	15,697	61,768
Net income	1,158	1,878	1,730	1,838	6,604
Basic EPS	0.10	0.17	0.15	0.16	0.59
Diluted EPS	0.10	0.16	0.15	0.16	0.57

2004
Net sales	$20,977	$20,398	$19,480	$20,960	$81,815
Gross profit	14,025	13,527	13,218	14,246	55,016
Net income	1,891	1,880	1,676	1,857	7,304
Basic EPS	0.17	0.17	0.15	0.17	0.66
Diluted EPS	0.16	0.16	0.14	0.16	0.63

12.	SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges,

EXACTECH, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable, goodwill and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets.

Total gross assets held outside the United States as of December 31, 2005 was $5.9 million. Included in these assets is $3.4 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee Implants	Hip Implants	Biologics	Other Products	Corporate	Total
2005
Net Sales	$49,643	$15,840	$11,380	$14,153	$—	$91,016
Segment income (loss) from operations	9,382	1,672	793	(519)	—	11,328
Total assets, net	36,324	27,427	4,021	7,550	39,869	115,191
Capital expenditures	4,826	1,399	685	2,250	4,112	13,272
Depreciation and amortization	1,831	1,449	134	343	1,232	4,989

2004
Net Sales	$48,718	$15,615	$10,275	$7,207	$—	$81,815
Segment income (loss) from operations	10,459	2,243	799	(1,180)	—	12,320
Total assets, net	21,528	18,293	3,733	4,641	33,784	81,979
Capital expenditures	2,653	3,760	390	363	2,149	9,315
Depreciation and amortization	1,448	1,226	86	242	1,107	4,109

2003
Net Sales	$41,273	$14,904	$9,685	$5,393	$—	$71,255
Segment income (loss) from operations	7,757	1,691	1,361	(1,289)	—	9,520
Total assets, net	18,935	13,486	2,485	1,146	34,286	70,338
Capital expenditures	2,241	3,311	22	50	5,073	10,697
Depreciation and amortization	1,285	1,023	53	196	959	3,516

Major Customer and International Operations

During each of the years ended December 31, 2005, 2004 and 2003, approximately 3% of the Company’s sales were derived from a major hospital customer. During the years ended December 31, 2005, 2004, and 2003, the Company’s Spanish distributor accounted for approximately 8%, 7% and 8%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2005	2004	2003
Domestic sales revenue	$72,390	$66,156	$58,360
Sales revenue from Spain	7,397	5,973	5,628
Other international sales revenue	11,229	9,686	7,267

Total sales revenue	$91,016	$81,815	$71,255

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The management of Exactech, Inc. and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The disclosure controls and procedures ensure that material information relating to the Company is made known to the officers who certify Exactech’s financial reports and to other members of senior management and the Board of Directors.

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

Management’s Report on Internal Control Over Financial Reporting—See “Management’s Report on Internal Control Over Financial Reporting” and Attestation Report of Deloitte & Touche LLP included on page 28 in Item 8.

Changes in Internal Controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Management” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 30, 2006 (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees and costs billed to us by Deloitte & Touche LLP, our principal accountant, for the fiscal years ended December 31, 2005 and 2004, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the integrated audit of the Company’s annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2005 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $266,912, as compared to $240,375 for the fiscal year ended December 31, 2004.

Audit Related Fees

There were no fees billed by Deloitte & Touche LLP for audit related professional services for the fiscal year ended December 31, 2005, as compared to $7,280 in audit related professional services rendered in connection with the Company’s response to comment letters received from the Securities and Exchange Commission for the fiscal year ended December 31, 2004.

Tax Fees

Deloitte & Touche LLP did not provide professional tax services for either of the fiscal years ended December 31, 2005 and 2004.

All Other Fees

For each of the fiscal years ended December 31, 2005 and 2004, the Company paid Deloitte & Touche LLP $300 tuition for continuing educations workshops.

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

PART IV

OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Registrant’s Articles of Incorporation, as amended(1)(7)

3.2	Registrant’s Bylaws(1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(8)

10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) (10)

10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) (10)

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(2)

10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(2)

10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(2)

10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(2)

10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(3)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(4)

10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(5)

10.72	Securities Purchase Agreement, dated October 29, 2003, by and between Exactech, Inc. and Altiva Corporation(6)

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.(9)

10.76	Business Loan Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(12)

10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(12)

14.1	Code of Business Conduct and Ethics(11)

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Appendix A filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(6)	Incorporated by reference to exhibit 2 filed with the Registrants’ Report on Form 8-K, dated October 30, 2003.
(7)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Executive Compensation Plan or Arrangement
(11)	Incorporated by reference to Appendix C filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(12)	Incorporated by reference to exhibit 10 filed with the Registrants’ Report on Form 8-K, dated October 21, 2005

(d)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2005

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2003	$602	$509	$(329)	$782
2004	$782	$372	$(893)	$261
2005	$261	$944	$(747)	$458

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2006	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	By:	/s/ William Petty
William Petty
Chief Executive Officer
(principal executive officer),
President and Chairman of the Board

March 15, 2006	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer
(principal financial officer and principal accounting officer)

March 15, 2006	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 15, 2006	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 15, 2006	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 15, 2006	By:	/s/ William B. Locander
William B. Locander
Director

Exhibit Index

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.