Form 10-Q
period 2006-03-31
EXACTECH INC
filed 2006-05-10
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $.01 par value	11,453,993

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,337	$1,007
Trade receivables, net of allowances of $662 and $458	18,562	17,360
Prepaid expenses and other assets, net	607	1,040
Inventories	55,108	53,134
Deferred tax assets	1,160	1,014

Total current assets	76,774	73,555
PROPERTY AND EQUIPMENT:
Land	1,015	1,015
Machinery and equipment	13,948	13,483
Surgical instruments	24,546	24,186
Furniture and fixtures	2,042	1,957
Facilities	10,455	8,884

Total property and equipment	52,006	49,525
Accumulated depreciation	(20,167)	(18,843)
Facilities expansion in progress	15	1,507

Net property and equipment	31,854	32,189
OTHER ASSETS:
Product licenses and designs, net	1,103	1,140
Deferred financing costs, net	259	283
Notes receivable - related party	2,435	2,053
Other investments	506	571
Advances and deposits	633	879
Patents and trademarks, net	4,245	4,169
Goodwill	352	352
Other non-current assets	14	—

Total other assets	9,547	9,447

TOTAL ASSETS	$118,175	$115,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,006	$9,874
Refundable deposits from customers	179	178
Income taxes payable	737	367
Current portion of long-term debt	1,263	1,109
Commissions payable	2,014	1,704
Royalties payable	836	625
Other liabilities	1,449	1,228

Total current liabilities	14,484	15,085
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,718	3,757
Line of credit	19,101	17,328
Long-term debt, net of current portion	11,257	11,253
Other long-term liabilities	—	35

Total long-term liabilities	34,076	32,373

Total liabilities	48,560	47,458

SHAREHOLDERS’ EQUITY:
Common stock	114	114
Additional paid-in capital	23,955	23,698
Accumulated other comprehensive income (loss)	14	(35)
Retained earnings	45,532	43,956

Total shareholders’ equity	69,615	67,733

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,175	$115,191

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2006	2005
NET SALES	$25,412	$22,607
COST OF GOODS SOLD	8,141	7,638

Gross profit	17,271	14,969
OPERATING EXPENSES:
Sales and marketing	7,886	7,156
General and administrative	2,561	2,551
Research and development	1,541	1,430
Depreciation and amortization	1,411	1,149
Royalties	832	689

Total operating expenses	14,231	12,975

INCOME FROM OPERATIONS	3,040	1,994
OTHER INCOME (EXPENSE):
Interest income	43	25
Interest expense	(496)	(102)
Foreign currency exchange loss	(10)	(49)

Total other expense	(463)	(126)

INCOME BEFORE INCOME TAXES	2,577	1,868

PROVISION FOR INCOME TAXES	937	618

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,640	1,250
EQUITY IN NET LOSS OF OTHER INVESTMENTS	(64)	(92)

NET INCOME	$1,576	$1,158

BASIC EARNINGS PER SHARE	$0.14	$0.10

DILUTED EARNINGS PER SHARE	$0.14	$0.10

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733
Exercise of stock options	20	—	84	—	—	84
Issuance of common stock under the Company’s
Employee Stock Purchase Plan	7	—	67	—	—	67
Compensation cost of stock options	—	—	82	—	—	82
Tax benefit from exercise of stock awards	—	—	24	—	—	24
Comprehensive Income:
Net income	—	—	—	1,576	—	1,576
Change in fair value of cash flow hedge, net of tax	—	—	—	—	49	49

Other comprehensive income						49

Comprehensive income	—	—	—	—	—	1,625

Balance, March 31, 2006	11,399	$114	$23,955	$45,532	$14	$69,615

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,576	$1,158
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for allowance for doubtful accounts and sales returns	204	66
Inventory impairment	(36)	159
Depreciation and amortization	1,559	1,267
Compensation cost of stock awards	82	62
Loss on disposal of equipment	30	27
Foreign currency exchange loss	35	49
Equity in net loss of other investments	65	92
Deferred income taxes	(185)	(297)
Changes in assets and liabilities which (used) provided net cash, net of effects of acquisition:
Trade receivables	(1,406)	(904)
Prepaids and other assets	679	233
Inventories	(1,938)	(4,525)
Accounts payable	(2,020)	3,300
Income taxes payable	370	683
Other liabilities	742	230

Net cash (used in) provided by operating activities	(243)	1,600

INVESTING ACTIVITIES:
Net investment in notes receivable	(382)	(3)
Purchase of product licenses and designs	—	(600)
Purchases of property and equipment	(1,008)	(3,911)
Cost of patents and trademarks	(167)	—
Acquisition of subsidiary, net of cash acquired	—	75

Net cash used in investing activities	(1,557)	(4,439)

FINANCING ACTIVITIES:
Net proceeds on line of credit	1,773	2,937
Principal payments on debt	(201)	(129)
Proceeds from commercial equipment loan	349	—
Debt issuance costs	34	—
Excess tax benefit from exercise of stock options	24	—
Proceeds from issuance of common stock	151	161

Net cash provided by financing activities	2,130	2,969

NET INCREASE IN CASH AND CASH EQUIVALENTS	330	130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,007	490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,337	$620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$158	$64
Income taxes	727	231
Noncash investing activities:
Cash flow hedge	$49	$—
Acquisition of subsidiary: 50% of purchase price is payable	63	250

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	ACQUISITIONS

In January 2005, Exactech acquired the 50% interest of its joint venture partner for the distribution of our products in China for an investment of $500,000. As a result, Exactech now owns a 100% interest in the subsidiary, Exactech Asia. The acquisition allowed the Company to gain a higher degree of control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the quarters ended March 31, 2006 and 2005, respectively, have been included in the Company’s consolidated earnings. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000.

3.	OPTIONS AND STOCK AWARDS ACCOUNTING POLICY

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Exactech as of the beginning of the first annual reporting period that begins after December 31, 2005. On January 1, 2006, Exactech adopted SFAS 123R using the modified prospective method. As a result of the adoption of this standard, Exactech recognized $82,000, and a tax benefit of $30,000 in net income during the three months ended March 31, 2006. The effect of adoption this standard on basic and diluted earnings per share was not material.

Exactech applied the intrinsic-value method under APB Opinion 25 in accounting for employee options prior to December 31, 2005 as well as shares issued under its Employee Stock Purchase Plan (“ESPP”). Exactech has disclosed the effect on net income and earnings per share as if Exactech had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three month period ended March 31, 2006. Exactech continues to apply Emerging Issues Task Force

Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

Exactech’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. Option awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 9 – Shareholders’ Equity for additional information regarding the Company’s stock option awards, including the ESPP.

The following table provides an expanded reconciliation of the pro forma impact of stock-based compensation measured under the fair value approach in SFAS No. 123 for the three month period ended March 31, 2005 (in thousands, except per share amounts):

2005
Net income, as reported	$1,158
Add: Stock-based compensation expense included in net income, net of tax	41
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(209)

Pro forma net income	$990

Earnings per share- basic
As reported	$0.10
Pro forma	0.09
Earnings per share- diluted
As reported	$0.10
Pro forma	0.09

4.	NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs- an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material to require the treatment of such costs as period costs as incurred. This standard is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. Accordingly, Exactech adopted this standard on January 1, 2006. The adoption of this standard did not have a material effect on Exactech’s financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard requires that the direct effect of changes in accounting principle be retrospectively applied to prior accounting periods as if that principle had always been used. This standard also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This standard is effective for accounting changes and corrections of errors made is fiscal years beginning after December 15, 2005. Exactech adopted this standard for the year ending December 31, 2006. The adoption of this standard had no effect on Exactech’s financial condition, results of operations or cash flows.

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

Inventories are valued at the lower of cost or market and include implants provided to distributors and agents. Exactech also provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, we record an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. There were no impairment charges taken for the three months ended March 31, 2006. For the three months ended March 31, 2005 an impairment charge of $159,000 was recorded.

The following table summarizes inventory classification as of March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Raw materials	$14,615	$13,439
Work in process	334	437
Finished goods on hand	24,312	23,289
Finished goods on loan	15,847	15,969

	$55,108	$53,134

6.	DEBT

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.23% as of March 31, 2006); proceeds used to finance construction of current facility	$2,100	$2,100
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.29% as of March 31, 2006); proceeds used to finance expansion of current facility	3,520	3,565
Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (6.56% as of March 31, 2006); proceeds used to finance equipment for facility expansion	890	966
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (6.38% as of March 31, 2006); proceeds used to finance equipment for production facility expansion	2,133	1,782
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,877	3,949
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (6.82% as of March 31, 2006). Proceeds used to fund inventory purchases.	19,101	17,328

Total long-term debt	31,621	29,690
Less current portion	(1,263)	(1,109)

	$30,358	$28,581

The following is a schedule of debt maturities as of March 31, 2006 (in thousands):

2006	$918
2007	1,626
2008	20,749
2009	1,417
2010	1,048
Thereafter	5,863

$31,621

7.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. The Company has accrued, in accordance with SFAS No. 5, an amount which management believes is probable and estimable for this case. At March 31, 2006, the Company’s accrual for product liability claims increased $4,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At March 31, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $6.5 million and $1.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $25,000. On one of our distribution agreements, at March 31, 2006, we had minimum purchase commitments of €3.5 million, equivalent to $4.2 million at an exchange rate of 1.21 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $1.1 million and $1.3 million during the three months ended March 31, 2006 and 2005, respectively.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million until October 30, 2008, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of March 31, 2006, Exactech had extended to Altiva the principal sum of $2.4 million under this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of March 31, 2006, there was $4.3 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded an initial liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. It is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At March 31, 2006, the results of this analysis did not require consolidation of Altiva.

8.	SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s notes to its consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Total gross assets held outside the United States as of March 31, 2006 was $5.9 million. Included in these assets is $3.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Three months ended March 31,	Knee Implants	Hip Implants	Biologics	Other Products	Corporate	Total
2006
Net Sales	$13,866	$3,832	$3,344	$4,370	$—	$25,412
Segment income (loss) from operations	2,548	405	197	(110)	—	3,040
Total assets, net	36,571	29,001	3,598	7,658	41,347	118,175
Capital expenditures	207	264	36	164	504	1,175
Depreciation and amortization	530	395	37	122	327	1,411
2005
Net Sales	$13,011	$4,037	$2,633	$2,926	$—	$22,607
Segment income (loss) from operations	2,054	298	47	(406)	—	1,994
Total assets, net	24,502	20,811	4,227	5,339	36,388	91,267
Capital expenditures	943	848	614	407	1,763	4,575
Depreciation and amortization	401	360	22	73	293	1,149

Geographic distribution of sales is summarized in the following table (in thousands):

	2006	2005
Three months ended March 31,
Domestic sales revenue	$19,708	$18,491
Sales revenue from Spain	2,226	1,397
Other international sales revenue	3,478	2,719

Total sales revenue	$25,412	$22,607

9.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
Net income	$1,576			$1,158
Basic EPS:
Net income available to common shareholders	$1,576	11,375	$0.14	$1,158	11,151	$0.10

Effect of dilutive securities:
Stock options		221			414
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,576	11,596	$0.14	$1,158	11,565	$0.10

For the three months ended March 31, 2006, weighted average options to purchase 490,000 shares of common stock at exercise prices ranging from $11.30 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2005, weighted average options to purchase 202,000 shares of common stock at exercise prices ranging from $10.78 to $21.09 were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval in May 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the 2003 Plan, options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. There were no grants of such options to employees and non-employee directors during the three months ended March 31, 2006 and 15,000 of such options were granted during the three months ended March 31, 2005. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0, expected volatility of 63 percent, based upon Exactech’s historic volatility, risk-free interest rate of 4.1 percent, and an expected life of 6 years, based upon historic exercise activity of such options.

Options granted to non-employees typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. During the three months ended March 31, 2006 there were no options granted to non-employee sales agents and consultants, and during the three months ended March 31, 2005, there were 19,500 options granted to non-employee sales agents and consultants. At March 31, 2006, there were 141,000 of such options outstanding, of which, 109,000 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $82,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively. The total excess income tax benefit recognized for share-based compensation arrangements was $24,000 and $363,000 for the three months ended March 31, 2006 and 2005, respectively.

Stock Options

A summary of the option activity under the 2003 Plan as of March 31, 2006 and 2005, and changes during each of the respective three month periods is presented in the following table:

	2006				2005
Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - January 1	1,053,959	$11.41			1,060,946	$9.18
Granted	—	—			34,500	18.68
Exercised	(20,950)	4.00			(12,687)	6.96
Forfeited or expired	(533)	18.65			(1,500)	10.16

Outstanding - March 31	1,032,476	$11.56	5.69	$3,400,000	1,081,259	$9.51

Exercisable - March 31	946,352	$11.56	5.65	$3,121,000	713,558	$6.75	3.47	$7,295,000

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $188,000 and $130,000

The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $13.90.

A summary of the status of the options issued under the Company’s 2003 Plan as of March 31, 2006 is presented in the following table:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 - 6.41	160,530	160,530	2.07
6.88 - 8.50	131,500	102,100	4.47
8.63 - 9.08	53,600	46,000	5.41
9.41 - 9.41	145,046	145,046	4.70
10.78 - 13.40	96,333	70,333	4.76
14.12 - 14.12	175,450	170,450	9.11
14.18 - 18.60	225,350	219,723	7.25
18.68 - 21.09	44,667	32,170	6.48

Total	1,032,476	946,352	5.69

At March 31, 2006, the remaining non-exercisable options outstanding under the 2003 Plan become exercisable as summarized in the following table:

2006	31,450
2007	34,710
2008	9,664
2009	6,400
2010	3,900

86,124

As of March 31, 2006, there was $191,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 7,000 and 5,000 shares during the three months ended March 31, 2006 and 2005, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes-Merton option pricing model with the following assumptions for 2006 and 2005, respectively: dividend yield of zero for all years; an expected life of 1 year for all years, based upon the length of the offering period; expected volatility of 36 and 44 percent, based upon Exactech’s historic volatility; and risk-free interest rates of 4.5 and 2.8 percent. The weighted-average fair value of those purchase shares granted in the three months ended March 31, 2006 and 2005 was $2.41 and $5.93, respectively. There are 108,000 shares remaining available to purchase under the plan at March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic services to hospitals and physicians in the United States and internationally. Exactech’s revenues are principally derived from sales and distribution of its joint replacement systems, including knee, shoulder, and hip implant systems, and distribution of biologic allograft services and bone cement materials used in orthopaedic surgery. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, and the InterSpace™ pre-formed, antibiotic cement hip and knee spacers have contributed to the Company’s revenue growth. Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Exactech, Inc and its subsidiaries.

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

In marketing our products, we use a combination of traditional targeted media marketing; however, our primary marketing focus is direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on knowing our customers and developing relationships to meet the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors internationally, we conduct our targeted marketing efforts through continuing education forums, training programs and product development advisory panels.

Overview of the Three Months Ended March 31, 2006

During the first quarter ended March 31, 2006, revenue increased 12% from the quarter ended March 31, 2005. Gross margins increased to 68% from 66% as we continued to benefit from lower production costs realized through expanded internal manufacturing. Operating expenses increased 10% from the quarter ended March 31, 2005, representing 56% of sales as compared to 57% in the first quarter of 2005. Income from operations increased 53% over the comparable quarter last year. As a result, we realized an increase in net income of 36%. Included in these consolidated results of operations are losses of $49,000 and $10,000 of our subsidiaries, Exactech Asia and Exactech UK, respectively.

We continued to invest in inventory and property and equipment to support our new products and expanding distribution. During the quarter ended March 31, 2006, we placed $1.0 million in property and equipment, primarily surgical instrumentation, in service. The investment in inventory to support new products continued but as expected, at a lower rate than the prior year, resulting in an increase of $2.0 million from the end of the year ended December 31, 2005. Operating activities used net cash of $243,000 for the quarter as compared to operations providing cash of $1.6 million during the same quarter ended March 31, 2005.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three month periods ended March 31, 2006 and March 31, 2005:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended
	March 31, 2006		March 31, 2005
Knee Implants	$13,866	54.6%	$13,011	57.6%
Hip Implants	3,832	15.1%	4,037	17.9%
Biologics	3,344	13.2%	2,633	11.6%
Other Products	4,370	17.2%	2,926	12.9%

Total	$25,412	100.0%	$22,607	100.0%

The following table includes items from the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, the dollar and percentage change from quarterly period to quarterly period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2006 - 2005 Incr (decr)		% of Sales
	2006	2005	$	%	2006	2005
Net sales	25,412	22,607	2,805	12.4%	100.0%	100.0%
Cost of goods sold	8,141	7,638	503	6.6%	32.0%	33.8%

Gross profit	17,271	14,969	2,302	15.4%	68.0%	66.2%
Operating expenses:
Sales and marketing	7,886	7,156	730	10.2%	31.0%	31.7%
General and administrative	2,561	2,551	10	0.4%	10.1%	11.3%
Research and development	1,541	1,430	111	7.8%	6.1%	6.3%
Depreciation and amortization	1,411	1,149	262	22.8%	5.6%	5.1%
Royalties	832	689	143	20.8%	3.3%	3.0%

Total operating expenses	14,231	12,975	1,256	9.7%	56.0%	57.4%

Income from operations	3,040	1,994	1,046	52.5%	12.0%	8.8%
Other income (expenses), net	(463)	(126)	(337)	267.5%	-1.8%	-0.6%

Income before taxes	2,577	1,868	709	38.0%	10.1%	8.3%
Provision for income taxes	937	618	319	51.6%	3.7%	2.7%

Income before equity in net loss of other investments	1,640	1,250	390	31.2%	6.5%	5.5%
Equity in net loss of other investments	(64)	(92)	28	-30.4%	-0.3%	-0.4%

Net income	1,576	1,158	418	36.1%	6.2%	5.1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales Revenue

Total sales revenue increased 12% to $25.4 million in the first quarter of 2006 from $22.6 million in the first quarter of 2005. Sales of knee implant products increased 7% to $13.9 million in the first quarter of 2006 from $13.0 million in the first quarter of 2005, as we realized contribution from the introduction of our rotating bearing product line extension of our Optetrak® knee system. Hip implant product sales decreased 5% to $3.8 million in the first quarter of 2006, as compared to $4.0 million in the first quarter of 2005, as we continued to experience competitive pressure from the lack of an alternative bearing surface product offerings. Biologics distribution revenue increased 27% to $3.3 million in the first quarter of 2006 from $2.6 million in the comparable quarter in 2005, as we continued to gain market penetration with our expanded product service offerings, including our Optecure™ service for use in spinal procedures. Sales of other products, including surgical instrumentation, the Equinoxe™ shoulder, and the

Cemex® bone cement systems and InterSpace™ hip and knee spacers, increased 49% to $4.4 million in the first quarter of 2006 from $2.9 million in the first quarter of 2005. Sales revenue in the United States increased 7% to $19.7 million in the first quarter of 2006 as compared to $18.5 million in the first quarter of 2005. International net sales increased 39% to $5.7 million in the first quarter of 2006 from $4.1 million in the first quarter of 2005. International net sales represented 22% of worldwide sales in the first quarter of 2006, as compared to 18% in the first quarter of 2005.

Gross Profit

Gross profit increased 15% to $17.3 million in the first quarter of 2006 from $15.0 million in the first quarter of 2005. As a percentage of sales, gross margin increased to 68.0% in the first quarter of 2006 as compared to 66.2% in the first quarter of 2005, as we continued to benefit from lower costs realized by expanded internal manufacturing of our implant products. We expect gross margin percentages to be in the range of 67% to 69% for the balance of 2006 as we anticipate increases in raw materials cost to somewhat offset cost improvements from internally manufactured products.

Operating Expenses

Total operating expenses increased 10% to $14.2 million in the first quarter of 2006 from $13.0 million in the first quarter of 2005. The largest component of total operating expenses, sales and marketing expenses, increased 10% to $7.9 million in the first quarter of 2006 from $7.2 million in the comparable quarter of 2005. The increase resulted from the variable nature of these expenses as well as the costs associated with the production of marketing materials and meetings. As a percentage of sales, sales and marketing expenses decreased to 31.0% in the first quarter of 2006 as compared to 31.7% in the first quarter of 2005. Sales and marketing expenses are expected to continue in the range of 29% to 31%, as a percentage of sales, for the balance of the year ending December 31, 2006.

General and administrative expenses remained constant at $2.6 million in each of the quarters ended March 31, 2006 and 2005, primarily due to reduced product liability costs and general expense control efforts. As a result, general and administrative expenses were down to 10.1%, as a percentage of sales, in the first quarter of 2006 as compared to 11.3% in the first quarter of 2005. Going forward, general and administrative expenses are anticipated to be approximately 9% to 10%, as a percentage of sales.

Research and development expenses increased 8% to $1.5 million in the first quarter of 2006 from $1.4 million in the first quarter of 2005, as we continued to advance development projects that expand our joint reconstruction and biologics product lines. As a percentage of sales, research and development expenses were relatively unchanged at 6.1% in the quarter ended March 31, 2006 as compared to 6.3% in the quarter ended March 31, 2005. We expect research and development expenses in to be approximately 7% to 8% of total sales for the balance of the year ending December 31, 2006.

Depreciation and amortization increased 23% to $1.4 million in the first quarter of 2006, as compared to $1.1 million in the first quarter of 2005, as a result of continued investment in surgical instrumentation last year and continuing into the first quarter of this year. During the first quarter of 2006, $500,000 of surgical instrumentation was purchased. Royalty expenses increased 21% to $832,000 in the first quarter of 2006 from $689,000 in the first quarter of 2005, primarily due sales growth in knee implant product lines. As a percentage of sales, royalty expenses were relatively constant at 3.3% in the first quarter of 2006, as compared to 3.0% in the first quarter of 2005.

Income from Operations

Our income from operations increased 53% to $3.0 million, representing 12.0% of sales, in the first quarter of 2006 from $2.0 million, which represented 8.8% of sales, in the first quarter of 2005, as a result of the growth in sales revenue outpacing the growth in operating expenses. Looking forward, income from operations is anticipated to be in the range of 11% to 13%, as a percentage of sales, for the balance of 2006.

Other Income and Expenses

Other expenses, net of other income, increased to $463,000 in the quarter ended March 31, 2006, from $126,000 in the quarter ended March 31, 2005, as we incurred net interest expense of $453,000 as compared to $77,000 in the first quarter of 2005 due to increased borrowing under our credit facilities. In the first quarter of 2006, we realized a loss on foreign currency exchange of $10,000 as compared to a $49,000 loss in the first quarter of 2005, primarily due to exchange rate fluctuations on Euro denominated accounts payable on inventory purchases.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $64,000 for the quarter ended March 31, 2006 as compared to $92,000 for the quarter ended March 31, 2005. Our share of the Altiva losses is expected to be in the range of $150,000 to $250,000 for the full year ending December 31, 2006.

Taxes and Net Income

Income before provision for income taxes increased 38% to $2.6 million in the first quarter of 2006 from $1.9 million in the first quarter of 2005. The effective tax rate, as a percentage of income before taxes, was 36.4% for the first quarter of 2006 as compared to 33.1% in the first quarter of 2005, primarily as a result of the expiration of the credit for research and development spending.

As a result of the foregoing, we realized net income of $1.6 million in the first quarter of 2006 as compared to $1.2 million in the first quarter of 2005, an increase of 36%. As a percentage of sales, net income increased to 6.2% for the quarter ended March 31, 2006 as compared to 5.1% in the same quarter last year. Earnings per share, on a diluted basis, were $0.14 for the first quarter of 2006, as compared to $0.10 for the first quarter of 2005.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At March 31, 2006, we had working capital of $62.3 million, an increase of 7% from $58.4 million at the end of 2005. Working capital in the first quarter ended March 31, 2006 increased primarily as a result of an increase in accounts receivable of $1.2 million and inventory of $2.0 million. We anticipate increases in inventory to continue at a more modest pace for the first half of the year ending December 31, 2006, followed by modest decreases during the latter half of the year. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities- Operating activities used net cash of $243,000 for the first quarter of 2006, as compared to providing net cash of $1.6 million for the first quarter of 2005, primarily as a result of a significant decrease in accounts payable as compared to a significant increase in the first quarter of 2005. Our allowance for doubtful accounts and sales returns increased to $662,000 at March 31, 2006 from $458,000 at December 31, 2005 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 63, down from 69 for the first quarter of 2005. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to increase proportionately with sales growth. As expected, increases in inventory used net cash of $1.9 million during the first quarter ended March 31, 2006 as compared to using net cash of $4.5 million during the same quarter ended March 31, 2005. The decrease in accounts payable for the first quarter of 2006 used cash $2.0 million as compared to providing net cash of $3.3 million for the quarter ended March 31, 2005.

Investing Activities- Investing activities used cash of $1.6 million for the first quarter of 2006, as compared to $4.4 million for the first quarter of 2005, as we continued the expansion of our surgical instrumentation in the field and internal manufacturing capability.

Financing Activities- Financing activities provided net cash of $2.1 million in the first quarter of 2006, as compared to $3.0 million in the first quarter of 2005. In the first quarter of 2006, borrowing under our line of credit provided net cash of $1.8 million. Proceeds from the exercise of outstanding stock options provided cash of $151,000 in the first quarter of 2006 as compared to $161,000 in the first quarter of 2005.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus (i) the lesser of 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. At March 31, 2006, a total of $20.1 million was available to borrow under the Exactech line of credit, of which, $19.1 million was outstanding. On the Altiva guaranteed line of credit, there was $4.3 million outstanding bearing an interest rate of 6.8% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at March 31, 2006 was $2.1 million bearing a variable rate of interest of 3.2%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2006, there was $3.5 million outstanding under this loan bearing a variable rate of interest equal to 6.3%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At March 31, 2006, $890,000 was outstanding under this loan bearing a variable rate of interest equal to 6.6%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2006, $2.1 million was outstanding under this loan bearing a variable rate of interest equal to 6.4%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into a swap agreement as a cash flow hedge. At March 31, 2006, there was $3.9 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at March 31, 2006.

At March 31, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $6.5 million and $1.2 million of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $25,000 and future payments on patented product technology acquisitions included in other liabilities was $300,000 at March 31, 2006. In association with a renewal of one of our distribution agreements, at March 31, 2006, we had minimum purchase commitments of €3.5 million, equivalent to $4.2 million at an exchange rate of 1.21 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $1.1 million and $1.3 million during the three months ended March 31, 2006 and 2005, respectively.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of March 31, 2006, Exactech had extended to Altiva the principal sum of $2.4 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C

Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech had guaranteed an initial $3.0 million line of credit with Merrill Lynch, and in October 2005, we guaranteed the remaining $3.0 million upon the renewal of our line with Merrill. This guarantee is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At March 31, 2006, there was $4.3 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000, with an additional liability of $120,000 recorded with the guarantee of the additional $3.0 million in October 2005, related to its guarantee of Altiva’s debt with Merrill Lynch.

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

Exactech has evaluated its investment in Altiva Corporation at March 31, 2006 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At March 31, 2006, the results of this analysis did not require consolidation of Altiva.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, market acceptance of the Company’s products, the outcome of litigation, and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2005 annual report on Form 10-K. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of March 31, 2006, and the weighted average interest rates are those experienced during the quarter year ended March 31, 2006 (in thousands, except percentages):

	2006	2007	2008	2009	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$987					$987
Weighted average interest rate	0.3%
Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,300	$2,100
Weighted average interest rate	3.1%
Commercial construction loan at variable interest rate	165	210	210	210	2,725	3,520
Weighted average interest rate	6.0%
Commercial equipment loan at variable interest rate	229	305	305	51	—	890
Weighted average interest rate	6.3%
Commercial equipment loan at variable interest rate	99	594	594	594	252	2,133
Weighted average interest rate	6.3%
Commercial real estate loan at fixed rate swap	225	317	339	362	2,634	3,877
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	—	19,101	—	—	19,101
Weighted average interest rate	6.6%

Exactech invoices and receives payment from unaffiliated international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on those accounts receivable. The functional currency of our UK subsidiary, Exactech UK, is the U.S. dollar; however, Exactech UK invoices its UK customers in British Pound Sterling (GBP). As a result, we are subject to exchange rate fluctuations on the accounts receivable of our UK subsidiary. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the quarter ended March 31, 2006, translation losses were not significant. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a market-based exchange rate. As a result, Exactech may experience translation gains and losses during the year ending December 31, 2006; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

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

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the first quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2006, the Company’s accrual for product liability claims increased $4,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2006, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K.

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

Exactech, Inc.

Date: May 9, 2006	By:	/s/ William Petty
William Petty, M.D. Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 9, 2006	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.