Form 10-Q
period 2006-06-30
EXACTECH INC
filed 2006-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock, $.01 par value	11,469,567

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,255	$1,007
Trade receivables, net of allowances of $558 and $458	18,926	17,360
Prepaid expenses and other assets, net	1,937	1,040
Inventories	53,171	53,134
Deferred tax assets	1,153	1,014

Total current assets	77,442	73,555

PROPERTY AND EQUIPMENT:
Land	1,015	1,015
Machinery and equipment	13,734	13,483
Surgical instruments	24,728	24,186
Furniture and fixtures	2,042	1,957
Facilities	10,455	8,884

Total property and equipment	51,974	49,525
Accumulated depreciation	(20,538)	(18,843)
Facilities expansion in progress	21	1,507

Net property and equipment	31,457	32,189

OTHER ASSETS:
Product licenses and designs, net	1,067	1,140
Deferred financing costs, net	243	283
Notes receivable - related party	2,897	2,053
Other investments	456	571
Advances and deposits	889	879
Patents and trademarks, net	4,130	4,169
Goodwill	352	352
Other non-current assets	48	—

Total other assets	10,082	9,447

TOTAL ASSETS	$118,981	$115,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,510	$9,874
Refundable deposits from customers	221	178
Income taxes payable	981	367
Current portion of long-term debt	1,416	1,109
Commissions payable	1,977	1,704
Royalties payable	854	625
Other liabilities	2,223	1,228

Total current liabilities	14,182	15,085

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,646	3,757
Line of credit	17,944	17,328
Long-term debt, net of current portion	10,901	11,253
Other long-term liabilities	—	35

Total long-term liabilities	32,491	32,373

Total liabilities	46,673	47,458

SHAREHOLDERS’ EQUITY:
Common stock	115	114
Additional paid-in capital	24,531	23,698
Accumulated other comprehensive income (loss)	48	(35)
Retained earnings	47,614	43,956

Total shareholders’ equity	72,308	67,733

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,981	$115,191

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2006	2005	2006	2005
NET SALES	$26,565	$23,865	$51,976	$46,472

COST OF GOODS SOLD	9,115	7,790	17,255	15,428

Gross profit	17,450	16,075	34,721	31,044

OPERATING EXPENSES:
Sales and marketing	7,185	6,971	15,071	14,127
General and administrative	2,304	2,444	4,865	4,995
Research and development	1,663	1,562	3,204	2,992
Depreciation and amortization	1,421	1,220	2,832	2,369
Royalties	850	770	1,682	1,459

Total operating expenses	13,423	12,967	27,654	25,942

INCOME FROM OPERATIONS	4,027	3,108	7,067	5,102

OTHER INCOME (EXPENSE):
Interest income	52	20	95	45
Interest expense	(581)	(147)	(1,077)	(249)
Foreign currency exchange (loss) gain	(36)	25	(46)	(24)

Total other expenses	(565)	(102)	(1,028)	(228)

INCOME BEFORE INCOME TAXES	3,462	3,006	6,039	4,874

PROVISION FOR INCOME TAXES	1,330	1,056	2,267	1,674

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,132	1,950	3,772	3,200

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(50)	(72)	(114)	(164)

NET INCOME	$2,082	$1,878	$3,658	$3,036

BASIC EARNINGS PER SHARE	$0.18	$0.17	$0.32	$0.27

DILUTED EARNINGS PER SHARE	$0.18	$0.16	$0.31	$0.27

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733

Exercise of stock options	83	1	347	—	—	348
Issuance of common stock under the Company’s Employee Stock Purchase Plan	14	—	131	—	—	131
Compensation cost of stock options	—	—	128	—	—	128
Tax benefit from exercise of stock awards	—	—	227	—	—	227
Comprehensive Income:
Net income	—	—	—	3,658	—	3,658
Change in fair value of cash flow hedge, net of tax	—	—	—	—	83	83

Other comprehensive income						83

Comprehensive income	—	—	—	—	—	3,741

Balance, June 30, 2006	11,469	$115	$24,531	$47,614	$48	$72,308

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$3,658	$3,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for doubtful accounts and sales returns	96	233
Inventory impairment	346	315
Depreciation and amortization	3,136	2,613
Compensation cost of stock awards	128	129
Tax benefit from exercise of stock options	227	—
Excess tax benefit from exercise of stock options	(169)	—
Loss on disposal of equipment	83	66
Foreign currency exchange loss	35	24
Equity in net loss of other investments	114	164
Deferred income taxes	(250)	(547)
Changes in assets and liabilities which provided (used) net cash, net of effects of acquisition:
Trade receivables	(1,662)	(250)
Prepaids and other assets	(112)	(1,441)
Inventories	(383)	(10,991)
Accounts payable	(3,474)	6,435
Income taxes payable	614	772
Other liabilities	702	586

Net cash provided by operating activities	3,089	1,144

INVESTING ACTIVITIES:
Net investment in notes receivable	(844)	(511)
Purchase of product licenses and designs	—	(645)
Purchases of property and equipment	(2,088)	(7,480)
Cost of patents and trademarks	(168)	—
Acquisition of subsidiary, net of cash acquired	—	76

Net cash used in investing activities	(3,100)	(8,560)

FINANCING ACTIVITIES:
Net proceeds on line of credit	616	7,490
Principal payments on debt	(403)	(257)
Proceeds from commercial equipment loan	349	—
Debt issuance costs	49	—
Excess tax benefit from exercise of stock options	169	—
Proceeds from issuance of common stock	479	598

Net cash provided by financing activities	1,259	7,831

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,248	415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,007	490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,255	$905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$354	$139
Income taxes	1,674	1,529
Noncash investing and financing activities:
Acquisition of subsidiary: 50% of purchase price is payable	$63	$250
Cash flow hedge	83	—
Financing of insurance premiums	795	—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

In January 2005, Exactech acquired the 50% interest of its joint venture partner for the distribution of our products in China for an investment of $500,000. As a result, Exactech now owns a 100% interest in the subsidiary, Exactech Asia. The acquisition allowed us to gain control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the three and six months ended June 30, 2006 and 2005, respectively, have been included in the Company’s consolidated earnings. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000.

3. OPTIONS AND STOCK AWARDS ACCOUNTING POLICY

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement of Financial Accounting Standard 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement was effective for Exactech as of the beginning of the first annual reporting period that began after December 31, 2005. On January 1, 2006, we adopted SFAS 123R using the modified prospective method. As a result of the adoption of this standard, we recognized compensation cost of $128,000, and a tax benefit of $49,000 in net income during the six months ended June 30, 2006. The effect of the adoption this standard on basic and diluted earnings per share was not material.

Exactech applied the intrinsic-value method under APB Opinion 25 in accounting for employee options prior to December 31, 2005 as well as shares issued under its Employee Stock Purchase Plan (“ESPP”). We have disclosed the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six month periods ended June 30, 2005. We continue to apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

Exactech’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. Option awards typically vest in equal increments over a five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 9 – Shareholders’ Equity for additional information regarding our stock option awards, including the ESPP.

The following table provides an expanded reconciliation of the pro forma impact of stock-based compensation measured under the fair value approach in SFAS No. 123 for the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,878	$3,036
Add: Stock-based compensation expense included in net income, net of tax	40	85
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(239)	(455)

Pro forma net income	$1,679	$2,666

Earnings per share- basic
As reported	$0.17	$0.27
Pro forma	0.15	0.24

Earnings per share- diluted
As reported	$0.16	$0.27
Pro forma	0.15	0.23

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertain tax positions that are more likely than not to be sustained upon examination by a relevant taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of this standard will have a material impact on the Company’s financial condition, results of operations, or cash flows.

5. INVENTORIES

Inventories are valued at the lower of cost or market and include implants provided to distributors and agents. Exactech also provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, we record an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the six months ended June 30, 2006 and 2005 were $346,000 and $315,000, respectively.

The following table summarizes the Company’s classifications of inventory as of June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Raw materials	$14,630	$13,439
Work in process	318	437
Finished goods on hand	22,401	23,289
Finished goods on loan	15,822	15,969

	$53,171	$53,134

6. DEBT

Long-term debt consists of the following at June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (4.04% as of June 30, 2006); proceeds used to finance construction of current facility	$2,100	$2,100

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.79% as of June 30, 2006); proceeds used to finance expansion of current facility	3,467	3,565

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (7.05% as of June 30, 2006); proceeds used to finance equipment for facility expansion	815	966

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (6.86% as of June 30, 2006); proceeds used to finance equipment for production facility expansion	2,131	1,782

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,804	3,949

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (7.72% as of June 30, 2006). Proceeds used to fund inventory purchases.	17,944	17,328

Total long-term debt	30,261	29,690
Less current portion	(1,416)	(1,109)

	$28,845	$28,581

The following is a schedule of debt maturities as of June 30, 2006 (in thousands):

2006	$717
2007	1,626
2008	19,592
2009	1,417
2010	1,048
Thereafter	5,861

$30,261

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. The Company has accrued, in accordance with SFAS No. 5, an amount which management believes is probable and estimable for this case. At June 30, 2006, the Company’s accrual for product liability claims increased $13,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future. During the quartered ended June 30, 2006, we entered into a financing agreement for the payment of our product liability premiums covering the period of April 1, 2006 through March 31, 2007. The agreement requires an initial payment and seven monthly installments along with a finance charge of 4.9% beginning April 30, 2006.

Purchase Commitments

At June 30, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.2 million and $831,000 of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $25,000. On one of our distribution agreements, at June 30, 2006, we had minimum purchase commitments of €2.8 million, equivalent to $3.5 million at a current exchange rate of 1.26 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreement were $1.7 million and $1.8 million during the six months ended June 30, 2006 and 2005, respectively.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million until October 30, 2008, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of June 30, 2006, Exactech had extended to Altiva the principal sum of $2.8 million under this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of June 30, 2006, there was $4.4 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, we recorded an initial liability of $132,000 related to our guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. It is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At June 30, 2006, the results of this analysis did not require consolidation of Altiva.

8. SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics, and other products. The “other” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to Exactech’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

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

Total gross assets held outside the United States as of June 30, 2006 was $4.4 million. Included in these assets is $2.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table:

	(in thousands)
	Knee	Hip	Biologics	Other	Corporate	Total
Three months ended June 30, 2006
Net sales	$14,415	$4,576	$2,962	$4,612	$—	$26,565
Segment income (loss) from operations	3,264	765	107	(109)	—	4,027
Total assets at June 30, net	34,730	28,524	3,424	7,943	44,360	118,981
Capital expenditures	785	—	—	118	178	1,081
Depreciation and Amortization	538	395	39	120	329	1,421

2005
Net sales	$13,819	$4,052	$2,644	$3,350	$—	$23,865
Segment income (loss) from operations	2,579	405	187	(63)	—	3,108
Total assets at June 30, net	28,637	23,699	3,843	6,896	38,486	101,561
Capital Expenditures	1,937	141	53	821	1,262	4,214
Depreciation and Amortization	429	366	38	48	339	1,220

Six months ended June 30, 2006
Net sales	$28,281	$8,408	$6,306	$8,981	$—	$51,976
Segment income (loss) from operations	5,813	1,171	304	(221)	—	7,067
Total assets at June 30, net	34,730	28,524	3,424	7,943	44,360	118,981
Capital expenditures	992	264	36	282	682	2,256
Depreciation and Amortization	1,068	790	76	242	656	2,832

2005
Net sales	$26,830	$8,088	$5,277	$6,277	$—	$46,472
Segment income (loss) from operations	4,631	708	238	(475)	—	5,102
Total assets at June 30, net	28,637	23,699	3,843	6,896	38,486	101,561
Capital Expenditures	2,880	989	667	1,228	2,361	8,125
Depreciation and Amortization	830	726	60	121	632	2,369

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended June 30,	2006	2005
Domestic sales revenue	$20,083	$18,422
Sales revenue from Spain	2,937	3,219
Other international sales revenue	3,545	2,224

Total sales revenue	$26,565	$23,865

Six months ended June 30,	2006	2005
Domestic sales revenue	$39,790	$36,913
Sales revenue from Spain	5,163	4,617
Other international sales revenue	7,023	4,942

Total sales revenue	$51,976	$46,472

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
Net income	$2,082			$1,878

Basic EPS:
Net income available to common shareholders	$2,082	11,448	$0.18	$1,878	11,199	$0.17

Effect of dilutive securities:
Stock options		217			216

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,082	11,665	$0.18	$1,878	11,415	$0.16

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
Net income	$3,658			$3,036

Basic EPS:
Net income available to common shareholders	$3,658	11,423	$0.32	$3,036	11,175	$0.27

Effect of dilutive securities:
Stock options		219			268

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,658	11,642	$0.31	$3,036	11,443	$0.27

For the three months ended June 30, 2006, weighted average options to purchase 459,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2006, weighted average options to purchase 475,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2005, weighted average options to purchase 516,000 shares of common stock at exercise prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2005, weighted average options to purchase 214,000 shares of common stock at exercise prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval in May 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the 2003 Plan, options, consisting primarily of ten-year incentive stock options, typically vest and become exercisable ratably over a five-year period from the date of grant. The options expire in a maximum of ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable period. There were no grants of such options to employees and non-employee directors during the six months ended June 30, 2006 and 230,450 of such options were granted during the six months ended June 30, 2005. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0, expected volatility of 54 percent, based upon Exactech’s historic volatility, risk-free interest rate of 3.8 percent, and an expected life of 6 years, based upon historic exercise activity of such options.

Options granted to non-employees typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. During the six months ended June 30, 2006 there were no options granted to non-employee sales agents and consultants, and during the six months ended June 30, 2005, there were 24,500 options granted to non-employee sales agents and consultants. At June 30, 2006, there were 148,000 of such options outstanding, of which, 117,000 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $79,000, net of income tax benefit of $49,000 and $85,000, net of income tax benefit of $44,000 for the six months ended June 30, 2006 and 2005, respectively.

Stock Options

A summary of the option activity under the 2003 Plan as of June 30, 2006 and 2005, and changes during each of the respective six month periods is presented in the following table:

	2006				2005
Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - January 1	1,053,959	$11.41			1,060,946	$9.18
Granted	—	—			230,450	14.74
Exercised	(83,746)	4.14			(181,737)	4.35
Forfeited or expired	(3,200)	10.85			(6,991)	8.21

Outstanding - June 30	967,013	$12.05	5.80	$2,652,000	1,102,668	$11.14	6.03	$3,520,000

Exercisable - June 30	891,689	$12.06	5.80	$2,436,000	596,048	$8.23	4.27	$3,127,000

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $794,000 and $1,674,000, respectively.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2005 was $7.41.

A summary of the status of the options issued under the Company’s 2003 Plan as of June 30, 2006 is presented in the following table:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 - 6.41	98,580	98,580	3.02
6.88 - 8.50	130,500	106,500	4.25
8.63 - 9.08	53,600	49,800	5.17
9.41 - 9.41	144,700	144,700	4.45
10.78 - 13.40	95,333	69,333	4.56
14.12 - 14.12	174,450	170,450	8.86
14.18 - 17.15	101,850	96,823	5.94
18.60 - 21.09	168,000	155,503	7.45

Total	967,013	891,689	5.80

At June 30, 2006, the remaining non-exercisable options outstanding under the 2003 Plan become exercisable as summarized in the following table:

2006	20,650
2007	34,876
2008	9,498
2009	6,400
2010	3,900

75,324

As of June 30, 2006, there was $148,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan. The cost is expected to be recognized over a weighted-average period of 1.25 years.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 13,000 and 11,000 shares during the six months ended June 30, 2006 and 2005, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes-Merton option pricing model with the following assumptions for 2006 and 2005, respectively: dividend yield of zero for all years; an expected life of 1 year for all years, based upon the length of the offering period; expected volatility of 36 and 44 percent, based upon Exactech’s historic volatility; and risk-free interest rates of 4.5 and 2.8 percent. The weighted-average fair value of those purchase shares granted in the six months ended June 30, 2006 and 2005 was $2.82 and $5.93, respectively. There are 102,000 shares remaining available to purchase under the plan at June 30, 2006.

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

Overview of the Three and Six Months Ended June 30, 2006

During the second quarter ended June 30, 2006, revenue increased 11% to $26.6 million from $23.9 million in the comparable quarter ended June 30, 2005, as we continued to realize contribution from expansion of our product offerings in all of our product lines. Gross margins decreased slightly to 66% from 67% as result of the sales mix between international and domestic markets. Operating expenses increased 4% from the second quarter ended June 30, 2005, representing 51% of total sales as compared to 54%. Net income for the second quarter ended June 30, 2006 increased 11% and diluted earnings per share were $0.18 as compared to $0.16 last year.

For the six months ended June 30, 2006, revenue was $52.0 million, an increase of 12% over revenue of $46.5 million in the six months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $3.7 million or $.31 per diluted share, an increase of 21% from $3.0 million or $.27 per diluted share in the six months ended June 30, 2005. Included in these consolidated results of operations for the six months ended June 30, 2006 are losses of $87,000 and $72,000 of our subsidiaries, Exactech Asia and Exactech UK, respectively.

We continued to make progress in managing our inventory, keeping inventory levels relatively unchanged from the year ended December 31, 2005, while increasing top line sales revenue. During the six months ended June 30, 2006, we placed $2.1 million in property and equipment, primarily production equipment and surgical instrumentation, in service. Cash flow from operations was $3.0 million for the six months ended June 30, 2006 as compared to $1.1 million during the six months ended June 30, 2005.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and six month periods ended June 30, 2006 and June 30, 2005:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Knee Products	$14,415	54.3%	$13,819	57.9%	$28,281	54.4%	$26,830	57.7%
Hip Products	4,576	17.2%	4,052	17.0%	8,408	16.2%	8,088	17.4%
Biologics	2,962	11.2%	2,644	11.1%	6,306	12.1%	5,277	11.4%
Other Products	4,612	17.4%	3,350	14.0%	8,981	17.3%	6,277	13.5%

Total	$26,565	100.0%	$23,865	100.0%	$51,976	100.0%	$46,472	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2006 - 2005 Incr (decr)		% of Sales
	2006	2005	$	%	2006	2005
Net sales	26,565	23,865	2,700	11.3%	100.0%	100.0%
Cost of goods sold	9,115	7,790	1,325	17.0%	34.3%	32.6%

Gross profit	17,450	16,075	1,375	8.6%	65.7%	67.4%
Operating expenses:
Sales and marketing	7,185	6,971	214	3.1%	27.0%	29.2%
General and administrative	2,304	2,444	(140)	-5.7%	8.7%	10.2%
Research and development	1,663	1,562	101	6.5%	6.3%	6.5%
Depreciation and amortization	1,421	1,220	201	16.5%	5.3%	5.1%
Royalties	850	770	80	10.4%	3.2%	3.2%

Total operating expenses	13,423	12,967	456	3.5%	50.5%	54.3%

Income from operations	4,027	3,108	919	29.6%	15.2%	13.0%
Other (expenses) income, net	(565)	(102)	(463)	453.9%	-2.1%	-0.4%

Income before taxes	3,462	3,006	456	15.2%	13.0%	12.6%
Provision for income taxes	1,330	1,056	274	25.9%	5.0%	4.4%

Income before equity in net loss of other investments	2,132	1,950	182	9.3%	8.0%	8.2%
Equity in net loss of other investments	(50)	(72)	22	-30.6%	-0.2%	-0.3%

Net income	2,082	1,878	204	10.9%	7.8%	7.9%

	Six Months Ended June 30,		2006 - 2005 Incr (decr)		% of Sales
	2006	2005	$	%	2006	2005
Net sales	51,976	46,472	5,504	11.8%	100.0%	100.0%
Cost of goods sold	17,255	15,428	1,827	11.8%	33.2%	33.2%

Gross profit	34,721	31,044	3,677	11.8%	66.8%	66.8%
Operating expenses:
Sales and marketing	15,071	14,127	944	6.7%	29.0%	30.4%
General and administrative	4,865	4,995	(130)	-2.6%	9.4%	10.7%
Research and development	3,204	2,992	212	7.1%	6.2%	6.4%
Depreciation and amortization	2,832	2,369	463	19.5%	5.4%	5.1%
Royalties	1,682	1,459	223	15.3%	3.2%	3.1%

Total operating expenses	27,654	25,942	1,712	6.6%	53.2%	55.8%

Income from operations	7,067	5,102	1,965	38.5%	13.6%	11.0%
Other (expenses) income, net	(1,028)	(228)	(800)	350.9%	-2.0%	-0.5%

Income before taxes	6,039	4,874	1,165	23.9%	11.6%	10.5%
Provision for income taxes	2,267	1,674	593	35.4%	4.4%	3.6%

Income before equity in net loss of other investments	3,772	3,200	572	17.9%	7.3%	6.9%
Equity in net loss of other investments	(114)	(164)	50	-30.5%	-0.2%	-0.4%

Net income	3,658	3,036	622	20.5%	7.0%	6.5%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Sales Revenue

For the quarter ended June 30, 2006, total sales revenue increased 11% to $26.6 from $23.9 million in the comparable quarter ended June 30, 2005, as we continued to realize contribution from expansion of our product offerings in all of our product lines. Sales of knee implant products increased 4% during the quarter ended June 30, 2006 to $14.4 million from $13.8 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex asymmetric and rotating platform components. Hip implant sales revenue of $4.6 million during the quarter ended June 30, 2006 was an increase of 13% over the $4.1 million in revenue during the quarter ended June 30, 2005, primarily due to the contribution of our new Novation™ hip system. Revenue from biologics increased 12% during the quarter ended June 30, 2006 to $2.9 million, up from $2.6 million in the comparable quarter in 2005, primarily as a result of the market penetration of our Optecure™ service. Sales of all other products increased to $4.6 million as compared to $3.4 million in the same quarter last year, as we continued to experience growth in the distribution of the InterSpace™ pre-formed, antibiotic cement hip and knee spacers, along with the Company’s Equinoxe™ shoulder system. Domestically, total sales revenue increased 9% to $20.1 million, or 76% of total sales, during the quarter ended June 30, 2006, up from $18.4 million, which represented 77% of total sales, in the comparable quarter last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as total international sales revenue increased 19% to $6.5 million, representing 24% of total sales, for the quarter ended June 30, 2006, as compared to $5.4 million, which was 23% of total sales revenue, for the same quarter in 2005.

For the six months ended June 30, 2006, total sales revenue increased 12% to $52.0 million from $46.5 million in the six months ended June 30, 2005. Sales of knee implants for the six months ended June 30, 2006 increased 5% to $28.3 million, from $26.8 million in the same six months ended June 30, 2005, primarily due to the contribution of product line extensions. Sales of hip implants for the six months ended June 30, 2006 increased 4% to $8.4 million from $8.1 million during the six months ended June 30, 2005, as we have benefited from the contribution of the Novation™ hip system and our Connection GXL™ enhanced polyethylene. Revenue from biologics increased 20% during the six months ended June 30, 2006 to $6.3 million, as compared to $5.3 million in the six months ended June 30, 2005. Sales of other products, including the InterSpace™ hip and knee spacers and the Equinoxe™ shoulder system, increased to $9.0 million during the first six months of 2006 from $6.3 million in the same six month period last year. Domestic sales revenue increased 8% to $39.8 million, representing 77% of total sales, in the six months ended June 30, 2006 from $36.9 million in the six months ended June 30, 2005, which represented 79% of total sales. International sales for first six months of 2006 increased 28% to $12.2 million, which represented 23% of total sales, from $9.6 million in the six months ended June 30, 2005, or 21% of total sales revenue.

Gross Profit

Gross profit increased 9% to $17.5 million in the quarter ended June 30, 2006 from $16.1 million in the quarter ended June 30, 2005. As a percentage of sales, gross profit decreased to 66% during the quarter ended June 30, 2006 as compared to 67% in the quarter ended June 30, 2005, primarily due to a larger international sales mix. For the six months ended June 30, 2006, gross profit increased 12% to $34.7 million from $31.0 million in the six months ended June 30, 2005. As a percentage of sales, gross profit remained constant, at 67% for each of the six months ended June 30, 2006 and 2005, respectively, primarily as a result of margin decreases from second quarter variances and sales mix offsetting margin gains from expanded internal manufacturing capability. Looking forward, we expect gross profit, as a percentage of sales, to range from 67% to 68%.

Operating Expenses

Total operating expenses increased 4% to $13.4 million in the quarter ended June 30, 2006, from $13.0 million in the quarter ended June 30, 2005. As a percentage of sales, total operating expenses decreased to 50.5% in the quarter ended June 30, 2006 from 54.3% in the comparable quarter ended June 30, 2005, primarily due to efforts targeted to controlling growth in operating expenses. For the first six months ended June 30, 2006, total operating expenses increased 7% to $27.7 million from $25.9 million in the six months ended June 30, 2005.

Sales and marketing expenses, the largest component of total operating expenses, increased 3% for the quarter ended June 30, 2006 to $7.2 million from $7.0 million in the same quarter last year, mostly due to variable selling expenses, which were offset by comparatively lower expenditures for marketing meetings. As a percentage of sales, sales and marketing expenses were 27% during the quarter ended June 30, 2006, down from 29% in the same quarter last year. For the six months ended June 30, 2006, sales and marketing expenses increased 7% to $15.1 million from $14.1 million for the six months ended June 30, 2005. For the first six months of 2006, sales and marketing expenses were 29%, as a percentage of sales, down from 30% in the same period last year, as we expended comparatively less on national marketing meetings. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31% as we project to experience marketing costs associated with new product introductions later in the year ending December 31, 2006.

General and administrative expenses decreased 6% to $2.3 million in the quarter ended June 30, 2006 from $2.4 million in the quarter ended June 30, 2005, primarily as a result of the comparative charge in the second quarter of 2005 for doubtful accounts as a result of a reorganization filing by one of the Company’s hospital accounts. During the quarter ended June 30, 2006, we did not incur a similar charge. At June 30, 2006, the allowance for doubtful accounts decreased $19,000 from the year ended December 31, 2005. As a percentage of sales, general and administrative expenses were 9% for the quarter ended June 30, 2006, as compared to 10% in the quarter ended June 30, 2005. For the six months ended June 30, 2006, general and administrative expenses decreased 3% to $4.9 million, representing 9% of sales, from $5.0 million, which equaled 11% of sales, in the six months ended June 30, 2005. General and administrative expenses for the balance of the year ending December 31, 2006 are expected in the range of 9% to 10%, as a percentage of sales.

Research and development expenses increased 7% to $1.7 million in the quarter ended June 30, 2006 from $1.6 million in the quarter ended June 30, 2005. Prototyping and testing expenditures on new hip, biologics and shoulder product development projects led the increases. As a percentage of sales, research and development expenses were relatively unchanged at 6.3% in the quarter ended June 30, 2006 and 6.5% in the comparable quarter last year. For the six months ended June 30, 2006, research and development expenses increased 7% to $3.2 million, equal to 6.2% of sales, as compared to $3.0 million in the six months ended June 30, 2005, which was equal to 6.4% of sales. More robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses throughout the remainder of the year, equaling approximately 7% of sales, as upcoming project milestones are expected to be reached.

Depreciation and amortization increased 17% to $1.4 million during the quarter ended June 30, 2006 from $1.2 million in the quarter ended June 30, 2005, primarily as a result of continuing investment in surgical instrumentation and manufacturing equipment. During the quarter ended June 30, 2006, we placed $871,000 of surgical instrumentation and $154,000 of new manufacturing equipment in service. For the six months ended June 30, 2006, depreciation and amortization increased 20% to $2.8 million from $2.4 million in the six months ended June 30, 2005. For the six months ended June 30, 2006, we placed $1.4 million of surgical instruments along with $521,000 of new manufacturing equipment in service, as well as completed a $1.6 million expansion to one of our manufacturing facilities to support our increased internal manufacturing volume. As a percentage of sales, depreciation and amortization has remained relatively constant in each of the three and six month periods ended June 30, 2006 and 2005 in the range of 5.1% to 5.4%.

Royalty expenses increased 10% to $850,000 in the quarter ended June 30, 2006 from $770,000 in the quarter ended June 30, 2005, consistent with sales growth of core hip and knee products. As a percentage of sales, royalty expenses remained constant at 3.2% during the each of the quarters ended June 30, 2006 and 2005. For the six months ended June 30, 2006, royalty expenses increased to $1.7 million, representing 3.2% of sales, from $1.5 million in the six months ended June 30, 2005, which equaled 3.1% of sales.

Income from Operations

Our income from operations increased 30% to $4.0 million in the quarter ended June 30, 2006 from $3.1 million in the quarter ended June 30, 2005, as growth in top line sales revenue outpaced growth in total operating expenses. For the six months ended June 30, 2006, income from operations increased 39% to $7.1 million from $5.1 million in the six months ended June 30, 2005, as we benefited from efforts to control operating expenses and reduce production costs through internal manufacturing expansion. Looking forward, income from operations is anticipated to be in the range of 12% to 13%, as percentage of sales, for the balance of 2006.

Other Income and Expenses

Other expenses, net of other income, increased to $565,000 during the quarter ended June 30, 2006, from $102,000 in the quarter ended June 30, 2005, primarily due to increased interest expense on borrowings under the line of credit. We incurred net interest expense for the quarter ended June 30, 2006 of $581,000 as compared to $147,000 during the quarter ended June 30, 2005. For the six months ended June 30, 2006, other expenses, net of other income, increased to $1.0 million from $228,000 in the six months ended June 30, 2005, as we incurred net interest expense of $1.1 million, up from $249,000 during the six months ended June 30, 2005.

Equity Method Investee Gains and Losses

Losses from our equity method investment in Altiva totaled $50,000 for the quarter ended June 30, 2006 as compared to $72,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, equity method investment losses in Altiva totaled $114,000 as compared to $164,000 for the same six month period in 2005. Our share of the Altiva losses is expected to be in the range of $150,000 to $250,000 for the full year ending December 31, 2006.

Taxes and Net Income

Income before provision for income taxes increased 15% to $3.5 million in the quarter ended June 30, 2006 from $3.0 million in the quarter ended June 30, 2005. The effective tax rate, as a percentage of income before taxes, was 38.4% for the quarter ended June 30, 2006, as compared to 35.1% in the quarter ended June 30, 2005, primarily as a result of the expiration of the credit for increased research and development spending. For the six months ended June 30, 2006, income before provision for income taxes increased 24% to $6.0 million from $4.9 million for the six months ended June 30, 2005. The effective tax rate for the first half of 2006, as a percentage of income before taxes, was 37.6% as compared to 34.3% last year. Management expects the tax credit for research and development spending to be renewed by Congress later this year and effective tax rates to range from 36% to 37%.

As a result of the foregoing, we realized net income of $2.1 million in the quarter ended June 30, 2006, an increase of 11% from $1.9 million in the quarter ended June 30, 2005. As a percentage of sales, net income was relatively the same at 7.8% in the quarter ended June 30, 2006, as compared to 7.9% in the same quarter last year. Earnings per share, on a diluted basis, increased to $0.18 for quarter ended June 30, 2006, from $0.16 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, we realized net income of $3.7 million, as compared to $3.0 million in the six months ended June 30, 2005, an increase of 21%. As a percentage of sales, net income increased to 7.0% in the six months ended June 30, 2006 as compared to 6.5% for the comparable period ended June 30, 2005. Earnings per share, on a diluted basis, were $0.31 for the six months ended June 30, 2006 as compared to $0.27 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At June 30, 2006, we had working capital of $63.3 million, an increase of 8% from $58.4 million at the end of 2005. Working capital in 2006 has increased primarily as a result of improved cash flow from our operations. This has resulted in increased cash balances and enabled us to reduce our outstanding accounts payable. We experienced a modest increase in our inventory, as we projected. We expect inventory balances to decrease during the remainder of the year ending December 31, 2006. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities- Operating activities provided net cash of $3.1 million in the six months ended June 30, 2006, as compared to $1.1 million in the six months ended June 30, 2005. A primary contributor to this change related to comparative increases in inventory being significantly lower than the prior year. Our allowance for doubtful accounts and sales returns increased to $558,000 at June 30, 2006 from $458,000 at December 31, 2006 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 63, down from the ratio of 65 for the six months ended June 30, 2005. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to increase proportionately with sales growth. As projected, increases in inventory used net cash of $383,000 during the first six months ended June 30, 2006, which was significantly lower than using net cash of $11.0 million during the same period ended June 30, 2005. The decrease in accounts payable for the six months ended June 30, 2006 used net cash of $3.5 million, in contrast to an increase, which provided net cash of $6.4 million for the six months ended June 30, 2005 associated with increasing inventory.

Investing Activities- Investing activities used net cash of $3.1 million in the six months ended June 30, 2006, as compared to $8.6 million in the six months ended June 30, 2005, the decrease primarily relating to the fewer purchases of surgical instrumentation and manufacturing equipment related to the completion of an expansion to our manufacturing facility. For the first six months of 2005, we used cash of $600,000 for a milestone payment associated with a biologic materials license.

Financing Activities- Financing activities provided net cash of $1.3 million in the six months ended June 30, 2006, as compared to $7.8 million in the six months ended June 30, 2005. In the first six months of 2006, borrowings under our credit line and commercial debt facilities were significantly lower, $965,000, as compared to $7.5 million in the first six months of 2005 to fund our inventory expansion last year. Proceeds from the exercise of outstanding stock options provided cash of $479,000 in the six months ended June 30, 2006, as compared to $598,000 in the six months ended June 30, 2005.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus (i) the lesser of 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. At June 30, 2006, a total of $19.8 million was available to borrow under the Exactech line of credit, of which, $17.9 million was outstanding. On the Altiva guaranteed line of credit, there was $4.4 million outstanding bearing an interest rate of 7.7% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at June 30, 2006 was $2.1 million bearing a variable rate of interest of 4.0%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2006, there was $3.5 million outstanding under this loan bearing a variable rate of interest equal to 6.8%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At June 30, 2006, $815,000 was outstanding under this loan bearing a variable rate of interest equal to 7.0%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2006, $2.1 million was outstanding under this loan bearing a variable rate of interest equal to 6.9%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into a swap agreement as a cash flow hedge. At June 30, 2006, there was $3.8 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at June 30, 2006.

At June 30, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.2 million and $831,000 of capital equipment. Exactech’s outstanding commitment for the remodeling of one of its facilities was $25,000. On one of our distribution agreements, at June 30, 2006, we had minimum purchase commitments of €2.8 million, equivalent to $3.5 million at an exchange rate of 1.26 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreement were $1.7 million and $1.8 million during the six months ended June 30, 2006 and 2005, respectively.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of June 30, 2006, Exactech had extended to Altiva the principal sum of $2.8 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech had guaranteed an initial $3.0 million line of credit with Merrill Lynch, and in October 2005, we guaranteed the remaining $3.0 million upon the renewal of our line with Merrill. This guarantee is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At June 30, 2006, there was $4.4 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000, with an additional liability of $120,000 recorded with the guarantee of the additional $3.0 million in October 2005, related to its guarantee of Altiva’s debt with Merrill Lynch.

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

We have evaluated our investment in Altiva Corporation at June 30, 2006 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At June 30, 2006, the results of this analysis did not require consolidation of Altiva.

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

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. The amounts presented approximate the financial instruments’ fair market value as of June 30, 2006, and the weighted average interest rates are those experienced during the year to date ended June 30, 2006 (in thousands, except percentages):

	2006	2007	2008	2009	Thereafter	Total
Cash and cash equivalents

Overnight repurchase account at variable interest rate	$1,239					$1,239
Weighted average interest rate	1.1%

Liabilities

Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,300	$2,100
Weighted average interest rate	3.4%

Commercial construction loan at variable interest rate	112	210	210	210	2,725	3,467
Weighted average interest rate	6.2%

Commercial equipment loan at variable interest rate	154	305	305	51	—	815
Weighted average interest rate	6.6%

Commercial equipment loan at variable interest rate	99	594	594	594	250	2,131
Weighted average interest rate	6.5%

Commercial real estate loan at fixed rate swap	152	317	339	362	2,634	3,804
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	17,944	—	—	17,944
Weighted average interest rate	7.0%

Exactech invoices and receives payment from unaffiliated international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on those accounts receivable. The functional currency of our UK subsidiary, Exactech UK, is the U.S. dollar; however, Exactech UK invoices its UK customers in British Pound Sterling (GBP). As a result, we are subject to exchange rate fluctuations on the accounts receivable of our UK subsidiary. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Exactech Asia’s financial statements are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the quarter and six months ended June 30, 2006, translation losses were not significant. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a market-based exchange rate. As a result, Exactech has and will likely continue to experience translation gains and losses during the year ending December 31, 2006; however, these gains and losses have not and are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the quarter and six months ended June 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to one product liability suit. The claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. The Company has accrued, in accordance with SFAS No. 5, an amount which management believes is probable and estimable for this case. At June 30, 2006, the Company’s accrual for product liability claims increased $13,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A. Risk Factors

Information about risk factors for the three and six months ended June 30, 2006, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 17, 2006.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 17, 2006, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i) The election of two members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
William Petty, M.D.	10,330,724	281,635
Albert H. Burstein, PhD.	10,321,976	290,383

(ii) A proposal to ratify the selection of Deloitte & Touche LLP to serve as the Company’s independent public accounting firm for the fiscal year ending December 31, 2006. 10,580,535 shares were voted in favor of such proposal, 24,241 shares were voted against the proposal and 7,583 votes abstained from voting on the proposal. There were 0 shares broker non-votes with respect to such proposal.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

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

Exactech, Inc.

Date: August 7, 2006	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: August 7, 2006	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.