Form 10-Q
period 2006-09-30
EXACTECH INC
filed 2006-11-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $.01 par value	11,508,477

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$771	$1,007
Trade receivables, net of allowances of $519 and $458	19,102	17,360
Prepaid expenses and other assets, net	1,618	1,040
Inventories	51,907	53,134
Deferred tax assets	1,224	1,014

Total current assets	74,622	73,555

PROPERTY AND EQUIPMENT:
Land	1,015	1,015
Machinery and equipment	14,769	13,483
Surgical instruments	25,800	24,186
Furniture and fixtures	2,060	1,957
Facilities	10,477	8,884

Total property and equipment	54,121	49,525
Accumulated depreciation	(21,781)	(18,843)
Facilities expansion in progress	—	1,507

Net property and equipment	32,340	32,189

OTHER ASSETS:
Product licenses and designs, net	1,030	1,140
Deferred financing costs, net	258	283
Notes receivable - related party	2,905	2,053
Other investments	403	571
Advances and deposits	289	879
Patents and trademarks, net	4,036	4,169
Goodwill	352	352

Total other assets	9,273	9,447

TOTAL ASSETS	$116,235	$115,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,277	$9,874
Income taxes payable	600	367
Current portion of long-term debt	1,570	1,109
Commissions payable	1,854	1,704
Royalties payable	685	625
Other liabilities	1,641	1,406

Total current liabilities	12,627	15,085

LONG-TERM LIABILITIES:
Deferred tax liabilities	3,718	3,757
Line of credit	13,910	17,328
Long-term debt, net of current portion	11,383	11,253
Other long-term liabilities	9	35

Total long-term liabilities	29,020	32,373

Total liabilities	41,647	47,458

SHAREHOLDERS’ EQUITY:
Common stock	115	114
Additional paid-in capital	25,024	23,698
Accumulated other comprehensive loss	(9)	(35)
Retained earnings	49,458	43,956

Total shareholders’ equity	74,588	67,733

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,235	$115,191

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2006	2005	2006	2005
NET SALES	$24,286	$21,490	$76,262	$67,962

COST OF GOODS SOLD	7,816	6,463	25,071	21,891

Gross profit	16,470	15,027	51,191	46,071

OPERATING EXPENSES:
Sales and marketing	7,059	6,443	22,130	20,570
General and administrative	2,411	2,417	7,276	7,412
Research and development	1,423	1,389	4,627	4,381
Depreciation and amortization	1,378	1,203	4,210	3,572
Royalties	691	639	2,373	2,098

Total operating expenses	12,962	12,091	40,616	38,033

INCOME FROM OPERATIONS	3,508	2,936	10,575	8,038

OTHER INCOME (EXPENSE):
Interest income	81	33	176	78
Interest expense	(652)	(195)	(1,729)	(444)
Foreign currency exchange (loss) gain	(49)	51	(95)	27

Total other expenses	(620)	(111)	(1,648)	(339)

INCOME BEFORE INCOME TAXES	2,888	2,825	8,927	7,699

PROVISION FOR INCOME TAXES	991	1,021	3,258	2,695

INCOME BEFORE EQUITY IN NET OF OTHER INVESTMENTS LOSS	1,897	1,804	5,669	5,004

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(53)	(74)	(167)	(238)

NET INCOME	$1,844	$1,730	$5,502	$4,766

BASIC EARNINGS PER SHARE	$0.16	$0.15	$0.48	$0.42

DILUTED EARNINGS PER SHARE	$0.16	$0.15	$0.47	$0.42

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733

Exercise of stock options	115	1	702			703
Issuance of common stock under the Company’s Employee Stock Purchase Plan	21		198			198
Compensation cost of stock options			169			169
Tax benefit from exercise of stock awards			257			257
Comprehensive Income:
Net income				5,502		5,502
Change in fair value of cash flow hedge, net of tax					26	26

Other comprehensive income						26

Comprehensive income						5,528

Balance, September 30, 2006	11,508	$115	$25,024	$49,458	$(9)	$74,588

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,502	$4,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	61	266
Inventory impairment	473	1,136
Depreciation and amortization	4,660	3,947
Compensation cost of stock awards	169	198
Tax benefit from exercise of stock options	257	471
Excess tax benefit from exercise of stock options	(170)	—
Loss on disposal of equipment	86	136
Foreign currency exchange (gain) loss	(95)	27
Equity in net loss of other investments	167	238
Deferred income taxes	(249)	(848)
Changes in assets and liabilities which provided (used) net cash, net of effects of acquisition:
Trade receivables	(1,803)	668
Prepaids and other assets	130	(1,234)
Inventories	754	(20,080)
Accounts payable	(3,620)	5,441
Income taxes payable	233	248
Other liabilities	454	(94)

Net cash provided by (used in) operating activities	7,009	(4,714)

INVESTING ACTIVITIES:
Net investment in notes receivable	(852)	(515)
Purchase of product licenses and designs	—	(669)
Purchases of property and equipment	(4,368)	(10,527)
Cost of patents and trademarks	(168)	—
Acquisition of subsidiary, net of cash acquired	—	76

Net cash (used in) provided by investing activities	(5,388)	(11,635)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(3,418)	14,562
Principal payments on debt	(606)	(386)
Proceeds from commercial equipment loan	1,189	1,500
Debt issuance costs	(93)	—
Excess tax benefit from exercise of stock options	170	—
Proceeds from issuance of common stock	901	786

Net cash (used in) provided by financing activities	(1,857)	16,462

NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(236)	113

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,007	490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$771	$603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$552	$236
Income taxes	3,089	2,914
Noncash investing and financing activities:
Acquisition of subsidiary: 50% of purchase price is payable (see Note 2)	$—	$125
Cash flow hedge	26	—
Financing of insurance premiums	199	—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2. ACQUISITIONS

In January 2005, Exactech acquired the 50% interest of its joint venture partner for the distribution of our products in China for an investment of $500,000. As a result, Exactech now owns a 100% interest in the subsidiary, Exactech Asia. The acquisition allowed us to gain control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on the Company’s balance sheet at their estimated fair values. The results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, have been included in the Company’s consolidated earnings. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill in an amount of $352,000.

3. OPTIONS AND STOCK AWARDS ACCOUNTING POLICY

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement of Financial Accounting Standard 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement was effective for Exactech as of the beginning of the first annual reporting period that began after December 31, 2005. On January 1, 2006, we adopted SFAS 123R using the modified prospective method. As a result of the adoption of this standard, we recognized compensation cost of $169,000, and a tax benefit of $63,000 in net income during the nine months ended September 30, 2006. The effect of the adoption this standard on basic and diluted earnings per share was not material.

Exactech applied the intrinsic-value method under APB Opinion 25 in accounting for employee options prior to January 1, 2006, as well as shares issued under its Employee Stock Purchase Plan (“ESPP”). We have disclosed the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine month periods ended September 30, 2005. We continue to apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

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

The following table provides an expanded reconciliation of the pro forma impact of stock-based compensation measured under the fair value approach in SFAS No. 123 for the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,730	$4,766
Add: Stock-based compensation expense included in net income, net of tax	43	129
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(297)	(742)

Pro forma net income	$1,476	$4,153

Earnings per share- basic
As reported	$0.15	$0.42
Pro forma	0.13	0.37

Earnings per share- diluted
As reported	0.15	0.42
Pro forma	0.13	0.36

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertain tax positions that are more likely than not to be sustained upon examination by a relevant taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Exactech is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS Nos. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. Currently, Exactech does not have a defined benefit pension plan, and therefore the adoption of SFAS 158 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. Exactech is currently evaluating the effect of SAB 108 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

5. INVENTORIES

Inventories are valued at the lower of cost or market and include implants provided to distributors and agents. Exactech also provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the annual sales of such inventory items. As a result of this analysis, we record an allowance to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the nine months ended September 30, 2006 and 2005 were $473,000 and $1,136,000, respectively.

The following table summarizes the Company’s classifications of inventory as of September 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Raw materials	$13,935	$13,439
Work in process	447	437
Finished goods on hand	20,805	23,289
Finished goods on loan	16,720	15,969

	$51,907	$53,134

6. DEBT

Debt consists of the following at September 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.8% as of September 30, 2006); proceeds used to finance construction of current facility	$2,100	$2,100
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.83% as of September 30, 2006); proceeds used to finance expansion of current facility	3,415	3,565
Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (7.08% as of September 30, 2006); proceeds used to finance equipment for facility expansion	737	966
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (7.08% as of September 30, 2006); proceeds used to finance equipment for production facility expansion	2,972	1,782
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,729	3,949
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (7.32% as of September 30, 2006). Proceeds used to fund inventory purchases.	13,910	17,328

Total debt	26,863	29,690
Less current portion	(1,570)	(1,109)

	$25,293	$28,581

The following is a schedule of debt maturities as of September 30, 2006:

2006	$512
2007	1,626
2008	15,558
2009	1,416
2010	1,048
Thereafter	6,703

$26,863

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to two product liabilities suits. In the first suit, the claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. In the second suit, Exactech is a named party to a case alleging improper manufacturing of a biologics product that Exactech distributes. Exactech has tendered this case to the manufacturer of the product and is awaiting acceptance of tender. While we believe the claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. The Company has accrued, in accordance with SFAS No. 5, an amount which management believes is probable and estimable for this case. At September 30, 2006, the Company’s accrual for product liability claims increased $16,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future. During the quarter ended June 30, 2006, we entered into a financing agreement for the payment of our product liability premiums covering the period of April 1, 2006 through March 31, 2007. The agreement requires an initial payment and seven monthly installments along with a finance charge of 4.9% beginning April 30, 2006. At September 30, 2006, the balance remaining on this financing commitment was $199,000.

Purchase Commitments

At September 30, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.4 million and $753,000 of capital equipment. On one of our distribution agreements, at September 30, 2006, we had minimum purchase commitments of €1.7 million, equivalent to $2.2 million at a current exchange rate of 1.27 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreement were $2.4 million and $2.3 million during the nine months ended September 30, 2006 and 2005, respectively.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation (“Altiva”) in an amount of up to $5 million until October 30, 2008, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of September 30, 2006, Exactech had extended to Altiva the principal sum of $2.9 million under this commitment. These loans can be convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, the Altiva line was increased by an additional $3 million line of credit, which was guaranteed with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of September 30, 2006, there was $5.0 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, we recorded an initial liability of $132,000 related to our guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. It is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At September 30, 2006, the results of this analysis did not require consolidation of Altiva.

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

Total gross assets held outside the United States as of September 30, 2006 was $4.7 million. Included in these assets is $3.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table:

	(in thousands)
	Knee	Hip	Biologics	Other	Corporate	Total
Three months ended September 30,
2006
Net sales	$12,030	$4,533	$3,373	$4,350	$—	$24,286
Segment income from operations	2,756	538	189	26	—	3,509
Total assets, net	35,758	28,316	3,129	7,150	41,882	116,235
Capital expenditures	1,851	37	—	226	283	2,397
Depreciation and Amortization	526	388	36	124	304	1,378

2005
Net sales	$10,987	$3,703	$2,931	$3,869	$—	$21,490
Segment income (loss) from operations	2,392	349	239	(44)	—	2,936
Total assets, net	35,233	24,849	4,172	8,148	37,659	110,061
Capital expenditures	1,144	280	6	496	961	2,887
Depreciation and Amortization	452	351	37	89	274	1,203

Nine months ended September 30,
2006
Net sales	$40,311	$12,942	$9,679	$13,330	$—	$76,262
Segment income (loss) from operations	8,575	1,686	508	(194)	—	10,575
Total assets, net	35,758	28,316	3,129	7,150	41,882	116,235
Capital expenditures	2,843	301	36	508	965	4,653
Depreciation and Amortization	1,594	1,178	112	366	960	4,210

2005
Net sales	$37,817	$11,791	$8,208	$10,146	$—	$67,962
Segment income (loss) from operations	7,066	1,041	463	(532)	—	8,038
Total assets, net	35,233	24,849	4,172	8,148	37,659	110,061
Capital expenditures	4,023	1,269	674	1,724	3,506	11,196
Depreciation and Amortization	1,282	1,077	97	210	906	3,572

Geographic distribution of sales is summarized in the following table (in thousands):

	2006	2005
Three months ended September 30,
Domestic sales revenue	$19,853	$17,495
Sales revenue from Spain	1,306	850
Other international sales revenue	3,127	3,145

Total sales revenue	$24,286	$21,490

Nine months ended September 30,
Domestic sales revenue	$59,643	$54,408
Sales revenue from Spain	6,469	5,467
Other international sales revenue	10,150	8,087

Total sales revenue	$76,262	$67,962

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
Net income	$1,844			$1,730

Basic EPS:
Net income available to common shareholders	$1,844	11,487	$0.16	$1,730	11,333	$0.15

Effect of dilutive securities:
Stock options		201			225

Diluted EPS:

Net income available to common shareholders plus assumed conversions	$1,844	11,688	$0.16	$1,730	11,558	$0.15

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
Net income	$5,502			$4,766

Basic EPS:
Net income available to common shareholders	$5,502	11,441	$0.48	$4,766	11,227	$0.42

Effect of dilutive securities:
Stock options		213			247

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,502	11,654	$0.47	$4,766	11,474	$0.42

For the three months ended September 30, 2006, weighted average options to purchase 458,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2006, weighted average options to purchase 479,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2005, weighted average options to purchase 284,324 shares of common stock at exercise prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2005, weighted average options to purchase 208,974 shares of common stock at exercise prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval in May 2003. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the 2003 Plan, options, consisting primarily of ten-year incentive stock options, typically vest and become exercisable ratably over a five-year period from the date of grant. The options expire in a maximum of ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable period. There were no grants of such options to employees and non-employee directors during the nine months ended September 30, 2006 and 230,450 of such options were granted during the nine months ended September 30, 2005. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0, expected volatility of 54 percent, based upon Exactech’s historic volatility, risk-free interest rate of 3.9 percent, and an expected life of 6 years, based upon historic exercise activity of such options.

Options granted to non-employees typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. During the nine months ended September 30, 2006 there were no options granted to non-employee sales agents and consultants, and during the nine months ended September 30, 2005, there were 24,500 options granted to non-employee sales agents and consultants. At September 30, 2006, there were 81,500 of such options outstanding, of which, 50,476 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $169,000, net of income tax benefit of $63,000 and $198,000, net of income tax benefit of $69,000 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Options

A summary of the option activity under the 2003 Plan as of September 30, 2006 and 2005, and changes during each of the respective nine month periods is presented in the following table:

	2006				2005
Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding – January 1	1,053,959	$11.41			1,060,946	$9.18
Granted	—	—			230,450	14.74
Exercised	(116,079)	6.05			(207,446)	4.38
Forfeited or Expired	(16,300)	12.51			(20,817)	12.35

Outstanding – September 30	921,580	$12.07	5.81	$1,466,000	1,063,133	$11.26	5.91	$3,763,000

Exercisable – September 30	858,256	$12.03	5.81	$1,167,000	581,222	$8.41	4.25	$3,714,000

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $871,000 and $1,930,000, respectively.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 was $7.41.

A summary of the status of the options issued under the Company’s 2003 Plan as of September 30, 2006 is presented in the following table:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 –6.41	98,580	98,580	2.77
6.88 – 8.50	122,750	110,750	4.22
8.63 – 9.08	53,350	49,550	4.91
9.41 – 9.41	144,700	144,700	4.20
10.78 –13.40	59,500	33,500	6.97
14.12 –14.12	174,450	170,450	8.61
14.18 –17.15	101,250	96,223	5.69
18.60 –21.09	167,000	154,503	7.19

Total	921,580	858,256	5.81

At September 30, 2006, the remaining non-exercisable options outstanding under the 2003 Plan become exercisable as summarized in the following table:

2006	8,650
2007	34,876
2008	9,498
2009	6,400
2010	3,900

63,324

As of September 30, 2006, there was $115,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan. The cost is expected to be recognized over a weighted-average period of 1.22 years.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 20,000 and 17,000 shares during the nine months ended September 30, 2006 and 2005, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes-Merton option pricing model with the following assumptions for 2006 and 2005, respectively: dividend yield of zero for all years; an expected life of 1 year for all years, based upon the length of the offering period; expected volatility of 36 and 44 percent, based upon Exactech’s historic volatility; and risk-free interest rates of 4.5 and 2.8 percent. The weighted-average fair value of those purchase shares granted in the nine months ended September 30, 2006 and 2005 was $2.91 and $5.93, respectively. There are 95,000 shares remaining available to purchase under the plan at September 30, 2006.

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

Overview of the Three and Nine Months Ended September 30, 2006

During the third quarter ended September 30, 2006, revenue increased 13% to $24.3 million from $21.5 million in the comparable quarter ended September 30, 2005, as we continued to realize contribution from expansion of our product offerings in all of our product lines. Gross margins decreased slightly to 68% from 70% as result of unfavorable overhead variances. Operating expenses increased 7% from the third quarter ended September 30, 2005, representing 53% of total sales as compared to 56%. Net income for the third quarter ended September 30, 2006 increased 7% and diluted earnings per share were $0.16 as compared to $0.15 last year.

For the nine months ended September 30, 2006, revenue was $76.3 million, an increase of 12% over revenue of $68.0 million in the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $5.5 million or $.47 per diluted share, an increase of 15% from $4.8 million or $.42 per diluted share in the nine months ended September 30, 2005. Included in these consolidated results of operations for the nine months ended September 30, 2006 are losses of $137,000 and $137,000 of our subsidiaries, Exactech Asia and Exactech UK, respectively.

We continued to make progress in managing our inventory, reducing inventory levels from the year ended December 31, 2005, while increasing net sales revenue. During the nine months ended September 30, 2006, we placed $4.5 million in property and equipment, primarily production equipment and surgical instrumentation, into service. Cash flow from operations was $7.0 million for the nine months ended September 30, 2006 as compared to a net cash outflow from operations of $4.7 million during the nine months ended September 30, 2005.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the three and nine month periods ended September 30, 2006 and September 30, 2005:

Sales Revenue by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Knee Products	$12,030	49.5%	$10,987	51.1%	$40,311	52.8%	$37,817	55.6%
Hip Products	4,533	18.7	3,703	17.2	12,942	17.0	11,791	17.4
Biologics	3,373	13.9	2,931	13.7	9,679	12.7	8,208	12.1
Other Products	4,350	17.9	3,869	18.0	13,330	17.5	10,146	14.9

Total	$24,286	100.0%	$21,490	100.0%	$76,262	100.0%	$67,962	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2006 - 2005 Inc (decr)		% of Sales
	2006	2005	$	%	2006	2005
Net sales	$24,286	$21,490	2,796	13.0	100.0%	100.0%
Cost of goods sold	7,816	6,463	1,353	20.9	32.2	30.1

Gross profit	16,470	15,027	1,443	9.6	67.8	69.9

Operating expenses:
Sales and marketing	7,059	6,443	616	9.6	29.1	30.0
General and administrative	2,411	2,417	(6)	(0.2)	9.9	11.2
Research and development	1,423	1,389	34	2.4	5.9	6.5
Depreciation and amortization	1,378	1,203	175	14.5	5.7	5.6
Royalties	691	639	52	8.1	2.8	3.0

Total operating expenses	12,962	12,091	871	7.2	53.4	56.3

Income from operations	3,508	2,936	572	19.5	14.4	13.7
Other (expenses) income, net	(620)	(111)	(509)	458.6	(2.6)	(0.5)

Income before taxes	2,888	2,825	63	2.2	11.9	13.1
Provision for income taxes	991	1,021	(30)	(2.9)	4.1	4.8

Income before equity in net loss of other investments	1,897	1,804	93	5.2	7.8	8.4
Equity in net loss of other investments	(53)	(74)	21	(28.4)	(0.2)	(0.3)

Net income	$1,844	$1,730	114	6.6	7.6	8.1

	Nine Months Ended September 30,		2006 - 2005 Inc (decr)		% of Sales
	2006	2005	$	%	2006	2005
Net sales	$76,262	$67,962	8,300	12.2	100.0%	100.0%
Cost of goods sold	25,071	21,891	3,180	14.5	32.9	32.2

Gross profit	51,191	46,071	5,120	11.1	67.1	67.8

Operating expenses:
Sales and marketing	22,130	20,570	1,560	7.6	29.0	30.3
General and administrative	7,276	7,412	(136)	(1.8)	9.5	10.9
Research and development	4,627	4,381	246	5.6	6.1	6.4
Depreciation and amortization	4,210	3,572	638	17.9	5.5	5.3
Royalties	2,373	2,098	275	13.1	3.1	3.1

Total operating expenses	40,616	38,033	2,583	6.8	53.3	56.0

Income from operations	10,575	8,038	2,537	31.6	13.9	11.8
Other (expenses) income, net	(1,648)	(339)	(1,309)	386.1	(2.2)	(0.5)

Income before taxes	8,927	7,699	1,228	16.0	11.7	11.3
Provision for income taxes	3,258	2,695	563	20.9	4.3	4.0

Income before equity in net loss of other investments	5,669	5,004	665	13.3	7.4	7.4
Equity in net loss of other investments	(167)	(238)	71	(29.8)	(0.2)	(0.4)

Net income	$5,502	$4,766	736	15.4	7.2	7.0

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Sales Revenue

For the quarter ended September 30, 2006, total sales revenue increased 13% to $24.3 from $21.5 million in the comparable quarter ended September 30, 2005, as we continued to realize contribution from expansion of our product offerings in all of our product lines. Sales of knee implant products increased 9% during the quarter ended September 30, 2006 to $12.0 million from $11.0 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating platform components. Hip implant sales revenue of $4.5 million during the quarter ended September 30, 2006 was an increase of 22% over the $3.7 million in revenue during the quarter ended September 30, 2005, primarily due to the gaining momentum of our new Novation™ hip system. Revenue from biologics increased 15% during the quarter ended September 30, 2006 to $3.4 million, up from $2.9 million in the comparable quarter in 2005, primarily as a result of the market penetration of our Optecure™ service. Sales of all other products increased to $4.4 million as compared to $3.9 million in the same quarter last year, as we continued to experience growth in the distribution of the InterSpace™ pre-formed, antibiotic cement hip, knee, and shoulder spacers. Domestically, total sales revenue increased 13% to $19.9 million, or 82% of total sales, during the quarter ended September 30, 2006, up from $17.5 million, which represented 81% of total sales, in the comparable quarter last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as total international sales revenue increased 11% to $4.4 million, representing 18% of total sales, for the quarter ended September 30, 2006, as compared to $4.0 million, which was 19% of total sales revenue, for the same quarter in 2005.

For the nine months ended September 30, 2006, total sales revenue increased 12% to $76.3 million from $68.0 million in the nine months ended September 30, 2005. Sales of knee implants for the nine months ended September 30, 2006 increased 7% to $40.3 million, from $37.8 million in the same nine months ended September 30, 2005, primarily due to the contribution of product line extensions. Sales of hip implants for the nine months ended September 30, 2006 increased 10% to $12.9 million from $11.8 million during the nine months ended September 30, 2005, as we have benefited from the contribution of the Novation™ hip system and our Connexion GXL™ enhanced polyethylene. Revenue from biologics increased 18% during the nine months ended September 30, 2006 to $9.7 million, as compared to $8.2 million in the nine months ended September 30, 2005, principally due to increases in our Optecure™ service. Sales of other products, including the InterSpace™ hip knee and shoulder spacers and the Equinoxe™ shoulder system, increased to $13.3 million during the first nine months of 2006 from $10.1 million in the same nine month period last year. Domestic sales revenue increased 10% to $59.6 million, representing 78% of total sales, in the nine months ended September 30, 2006 from $54.4 million in the nine months ended September 30, 2005, which represented 80% of total sales. International sales for first nine months of 2006 increased 23% to $16.6 million, which represented 22% of total sales, from $13.6 million in the nine months ended September 30, 2005, or 20% of total sales revenue.

Gross Profit

Gross profit increased 10% to $16.5 million in the quarter ended September 30, 2006 from $15.0 million in the quarter ended September 30, 2005. As a percentage of sales, gross profit decreased to 68% during the quarter ended September 30, 2006 as compared to 70% in the quarter ended September 30, 2005, primarily due to unfavorable overhead variances as a result of our inventory reductions. For the nine months ended September 30, 2006, gross profit increased 11% to $51.2 million from $46.1 million in the nine months ended September 30, 2005. As a percentage of sales, gross profit decreased slightly to 67% for the nine months ended September 30, 2006 as compared to 68% for the same period in 2005. Looking forward, we expect gross profit, as a percentage of sales, to range from 67% to 68%.

Operating Expenses

Total operating expenses increased 7% to $13.0 million in the quarter ended September 30, 2006, from $12.1 million in the quarter ended September 30, 2005. As a percentage of sales, total operating expenses decreased to 53% in the quarter ended September 30, 2006 from 56% in the comparable quarter ended September 30, 2005, primarily due to efforts targeted to controlling growth in operating expenses. For the first nine months ended September 30, 2006, total operating expenses increased 7% to $40.6 million from $38.0 million in the nine months ended September 30, 2005.

Sales and marketing expenses, the largest component of total operating expenses, increased 10% for the quarter ended September 30, 2006 to $7.1 million from $6.4 million in the same quarter last year, primarily due to variable selling expenses. As a percentage of sales, sales and marketing expenses were 29% during the quarter ended September 30, 2006, down from 30% in the same quarter last year. For the nine months ended September 30, 2006, sales and marketing expenses increased 8% to $22.1 million from $20.6 million for the nine months ended September 30, 2005. For the first nine months of 2006, sales and marketing expenses were 29%, as a percentage of sales, down from 30% in the same period last year, as we expended comparatively less on national marketing meetings. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31% as we project to experience marketing costs associated with new product introductions later in the year ending December 31, 2006.

General and administrative expenses remained constant at $2.4 million for the quarters ended September 30, 2006 and 2005, primarily as a result of our efforts to manage the administrative expenses. Our bad debt expense decreased $134,000 for the third quarter of 2006 as compared to the same quarter in 2005. As a percentage of sales, general and administrative expenses were 10% for the quarter ended September 30, 2006, as compared to 11% in the quarter ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses decreased 2% to $7.3 million, representing 10% of sales, from $7.4 million, which equaled 11% of sales, in the nine months ended September 30, 2005. General and administrative expenses for the balance of the year ending December 31, 2006 are expected in the range of 9% to 10%, as a percentage of sales.

Research and development expenses remained relatively constant at $1.4 million for the quarters ended September 30, 2006 and 2005. As a percentage of sales, research and development expenses decreased slightly to 6% for the quarter ended September 30, 2006 from 7% for the comparable quarter last year. For the nine months ended September 30, 2006, research and development expenses increased 6% to $4.6 million, equal to 6% of sales, as compared to $4.4 million in the nine months ended September 30, 2005, which was equal to 6% of sales. More robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses throughout the remainder of the year, equaling approximately 7% of sales, as we expect to reach upcoming project milestones.

Depreciation and amortization increased 15% to $1.4 million during the quarter ended September 30, 2006 from $1.2 million in the quarter ended September 30, 2005, primarily as a result of continuing investment in surgical instrumentation and manufacturing equipment. During the quarter ended September 30, 2006, we placed $1.2 million of surgical instrumentation and $869,000 of new manufacturing equipment in service. For the nine months ended September 30, 2006, depreciation and amortization increased 18% to $4.2 million from $3.6 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we placed $2.6 million of surgical instruments along with $1.4 million of new manufacturing equipment in service, as well as completed a $1.6 million expansion to one of our manufacturing facilities to support our increased internal manufacturing volume. As a percentage of sales, depreciation and amortization has remained relatively constant in each of the three and nine month periods ended September 30, 2006 and 2005 in the range of 5.3% to 5.7%.

Royalty expenses increased 8% to $691,000 in the quarter ended September 30, 2006 from $639,000 in the quarter ended September 30, 2005, consistent with sales growth of core hip and knee products. As a percentage of sales, royalty expenses remained constant at 3% during the each of the quarters ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, royalty expenses increased to $2.4 million, from $2.1 million in the nine months ended September 30, 2005. Royalty expenses, as a percentage of sales, for the nine months ended September 30, 2006 and 2005 remained constant at 3%.

Income from Operations

Our income from operations increased 20% to $3.5 million in the quarter ended September 30, 2006 from $2.9 million in the quarter ended September 30, 2005, as growth in top line sales revenue outpaced growth in total operating expenses. For the nine months ended September 30, 2006, income from operations increased 32% to $10.6 million from $8.0 million in the nine months ended September 30, 2005, as we benefited from efforts to control operating expenses and reduce production costs through internal manufacturing expansion. Looking forward, we anticipate income from operations to be in the range of 13% to 14% of sales for the fourth quarter of 2006.

Other Income and Expenses

Other expenses, net of other income, increased to $620,000 during the quarter ended September 30, 2006, from $111,000 in the quarter ended September 30, 2005, primarily due to increased interest expense on borrowings under the line of credit. We incurred net interest expense for the quarter ended September 30, 2006 of $571,000 as compared to $162,000 during the quarter ended September 30, 2005. For the nine months ended September 30, 2006, other expenses, net of other income, increased to $1.6 million from $339,000 in the nine months ended September 30, 2005, as we incurred net interest expense of $1.6 million, up from $366,000 during the nine months ended September 30, 2005.

Equity Method Investee Gains and Losses

Losses from our equity method investment in Altiva totaled $53,000 for the quarter ended September 30, 2006 as compared to $74,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, equity method investment losses in Altiva totaled $167,000 as compared to $238,000 for the same nine month period in 2005. We expect our share of the Altiva losses to be in the range of $200,000 to $230,000 for the full year ending December 31, 2006.

Taxes and Net Income

Income before provision for income taxes increased 2% to $2.9 million in the quarter ended September 30, 2006 from $2.8 million in the quarter ended September 30, 2005. The effective tax rate, as a percentage of income before taxes, was 34% for the quarter ended September 30, 2006, as compared to 36% in the quarter ended September 30, 2005, primarily as a result of the true up of the tax provision to the tax returns for the year ended December 31, 2005. For the nine months ended September 30, 2006, income before provision for income taxes increased 16% to $8.9 million from $7.7 million for the nine months ended September 30, 2005. The effective tax rate for the first nine months of 2006, as a percentage of income before taxes, was 36% as compared to 35% last year. Management is not certain if the tax credit for research and development spending will be renewed by Congress later this year; however, effective tax rates are expected to range from 36.5% to 37.5% due in part to lower effective state tax rates.

As a result of the foregoing, we realized net income of $1.8 million in the quarter ended September 30, 2006, an increase of 7% from $1.7 million in the quarter ended September 30, 2005. As a percentage of sales, net income was relatively the same at 8% in the quarters ended September 30, 2006 and 2005. Earnings per share, on a diluted basis, increased to $0.16 for quarter ended September 30, 2006, from $0.15 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, we realized net income of $5.5 million, as compared to $4.8 million in the nine months ended September 30, 2005, an increase of 15%. As a percentage of sales, net income remained constant at 7% in the nine months ended September 30, 2006 as compared to the same period for 2005. Earnings per share, on a diluted basis, were $0.47 for the nine months ended September 30, 2006 as compared to $0.42 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At September 30, 2006, we had working capital of $62.0 million, an increase of 6% from $58.4 million at the end of 2005. Working capital in 2006 has increased primarily as a result of improved cash flow from our operations. This has resulted in increased cash balances, and enabled us to reduce our outstanding accounts payable. We experienced a modest decrease in our inventory, as we projected. We expect inventory balances to continue to decrease during the remainder of the year ending December 31, 2006. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities- Operating activities provided net cash of $7.0 million in the nine months ended September 30, 2006, as compared to a net cash outflow from operations of $4.7 million during the nine months ended September 30, 2005. A primary contributor to this change related to comparative decreases in inventory as compared to increases in the prior year. Our allowance for doubtful accounts and sales returns increased to $519,000 at September 30, 2006 from $458,000 at December 31, 2005 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, remained constant at 65 for each of the nine months ended September 30, 2006 and 2005. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to increase proportionately with sales growth. As projected, decreases in inventory provided cash of $754,000 during the first nine months ended September 30, 2006, which was significant compared to net cash used of $20.1 million during the same period ended September 30, 2005. The decrease in accounts payable for the nine months ended September 30, 2006 used net cash of $3.6 million, in contrast to an increase, which provided net cash of $5.4 million for the nine months ended September 30, 2005 associated with increasing inventory.

Investing Activities- Investing activities used net cash of $5.4 million in the nine months ended September 30, 2006, as compared to $11.6 million in the nine months ended September 30, 2005, the decrease primarily relating to the fewer purchases of surgical instrumentation and manufacturing equipment related to the completion of an expansion to our manufacturing facility. For the first nine months of 2005, we used cash of $600,000 for a milestone payment associated with a biologic materials license.

Financing Activities- Financing activities used net cash of $1.9 million in the nine months ended September 30, 2006, as compared to $16.5 million in net cash provided for the nine months ended September 30, 2005. In the first nine months of 2006, we made net repayments under our credit line of $3.4 million, as compared to net borrowings of $14.6 million in the first nine months of 2005. Net borrowings under our commercial debt facilities also decreased to $583,000 during the nine months ended September 30, 2006, as compared to $1.1 million in the first nine months of 2005. The increases in 2005 were a result of our need to fund our inventory expansion last year. Proceeds from the exercise of outstanding stock options provided cash of $901,000 in the nine months ended September 30, 2006, as compared to $786,000 in the nine months ended September 30, 2005.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). In addition to this maximum, the credit line may not exceed (a) the sum of 80% of the value of qualified accounts receivable, plus (i) the lesser of 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. At September 30, 2006, a total of $18.9 million was available to borrow under the Exactech line of credit, of which, $13.9 million was outstanding. On the Altiva guaranteed line of credit, there was $5.0 million outstanding bearing an interest rate of 7.3% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at September 30, 2006 was $2.1 million bearing a variable rate of interest of 3.8%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2006, there was $3.4 million outstanding under this loan bearing a variable rate of interest equal to 6.8%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At September 30, 2006, $737,000 was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At September 30, 2006, $3.0 million was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into a swap agreement as a cash flow hedge. At September 30, 2006, there was $3.7 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at September 30, 2006.

At September 30, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.4 million and $753,000 of capital equipment. On one of our distribution agreements, at September 30, 2006, we had minimum purchase commitments of €1.7 million, equivalent to $2.2 million at a current exchange rate of 1.27 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreement were $2.4 million and $2.3 million during the nine months ended September 30, 2006 and 2005, respectively.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment is upon the request of Altiva’s management and board of directors, and is subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of September 30, 2006, Exactech had extended to Altiva the principal sum of $2.9 million under this commitment. These loans can be converted by Exactech into shares of Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder, at Exactech’s election any time between October 29, 2005 and October 28, 2008. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech had guaranteed an initial $3.0 million line of credit with Merrill Lynch, and in October 2005, the Altiva line was increased by an additional $3 million line of credit, which was guaranteed with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At September 30, 2006, there was $5.0 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000, with an additional liability of $120,000 recorded with the guarantee of the additional $3.0 million in October 2005, related to its guarantee of Altiva’s debt with Merrill Lynch.

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

We have evaluated our investment in Altiva Corporation at September 30, 2006 in accordance with the provisions of FIN 46R, and based upon this analysis, it is management’s opinion that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. However, on a quarterly basis we evaluate our investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva should we meet the funding threshold as defined by FIN 46R. At September 30, 2006, the results of this analysis did not require consolidation of Altiva.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payors for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2005 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2006, and the weighted average interest rates are those experienced during the year to date ended September 30, 2006 (in thousands, except percentages):

	2006	2007	2008	2009	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$910	—	—	—	—	$910
Weighted average interest rate	1.4%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,300	$2,100
Weighted average interest rate	3.5%

Commercial construction loan at variable interest rate	60	210	210	210	2,725	3,415
Weighted average interest rate	6.4%

Commercial equipment loan at variable interest rate	77	305	305	50	—	737
Weighted average interest rate	6.7%

Commercial equipment loan at variable interest rate	99	594	594	594	1,091	2,972
Weighted average interest rate	6.5%

Commercial real estate loan at fixed rate swap	76	317	339	362	2,635	3,729
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	13,910	—	—	13,910
Weighted average interest rate	7.2%

Exactech invoices and receives payment from unaffiliated international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on those accounts receivable. The functional currency of our UK subsidiary, Exactech UK, is the U.S. dollar; however, Exactech UK invoices its UK customers in British Pound Sterling (GBP). As a result, we are subject to exchange rate fluctuations on the accounts receivable of our UK subsidiary. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Exactech Asia’s financial statements are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income”. During the quarter and nine months ended September 30, 2006, translation losses were not significant. In July 2005, the Chinese government removed the U.S. dollar index on the Yuan, permitting a currency-based exchange rate. As a result, Exactech has and will likely continue to experience translation gains and losses during the year ending December 31, 2006; however, these gains and losses have not and are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures- Based on their evaluation as of the filing date of this Form 10-Q, Exactech’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control- During the quarter and nine months ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to two product liabilities suits. In the first suit, the claimant received an initial judgment in the case in Madrid, Spain, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. In the second suit, Exactech is a named party to a case alleging improper manufacturing of a biologics product that Exactech distributes. Exactech has tendered this case to the manufacturer of the product and is awaiting acceptance of tender. While we believe the claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. The Company has accrued, in accordance with SFAS No. 5, an amount which management believes is probable and estimable for this case. At September 30, 2006, the Company’s accrual for product liability claims increased $16,000 from December 31, 2005, as a result of the judgment, which is denominated in Euros. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A. Risk Factors

Information about risk factors for the three and nine months ended September 30, 2006, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

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

Exactech, Inc.

Date: November 9, 2006	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 9, 2006	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.