Form 10-K
period 2006-12-31
EXACTECH INC
filed 2007-03-16
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(352) 377-1140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of March 12, 2007, the number of shares of the registrant’s Common Stock outstanding was 11,536,087. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $91,800,000 based on a closing sale price of $13.75 for the Common Stock as reported on the NASDAQ National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A)

and

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

Exactech manufactures some components of its knee, shoulder, and hip joint replacement systems at its facility in Gainesville, Florida utilizing computer aided manufacturing equipment. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as Exactech’s agreements with Waldemar Link GmbH & Co. (“Link”), and Tecres, S.p.A (“Tecres”), and non-exclusive agreements, such as with Regeneration Technologies, Inc. (“RTI”) and Biomatlante SARL (“Biomatlante”).

Exactech continues to hold a 16.7% minority interest in Altiva Corporation (“Altiva”), a company which is continuing to build an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. As part of the agreement under which Exactech purchased this minority interest, we have committed to make loans available to Altiva in an amount not to exceed $5 million for a period of five years as well as provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount not to exceed $6 million. As of December 31, 2006, Exactech had extended to Altiva the principal sum of $2.9 million under its commitment and has guaranteed a $6.0 million line of credit on behalf of Altiva with Merrill Lynch Business Financial Services, Inc. The guarantee is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. Exactech also entered into a Stockholders Agreement with Altiva and some stockholders of Altiva under the terms of which Exactech was granted an option to purchase all of Altiva’s outstanding securities for a specified purchase price. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Knowledge Enterprises, Inc. in December 2006, the worldwide market for orthopaedic products in 2005 was estimated to be $26 billion, which represented an increase of 13% from the previous year. According to this study, the primary three market segments in which Exactech offers its products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $9.6 billion, $2.4 billion and $4.3 billion, respectively, during 2005. According to this report, bone and joint diseases account for half of all the chronic conditions in people over fifty years of age. With the prediction of this population of people doubling by the year 2020, the report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management shares the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

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

The following table includes the net revenue and percentage of net revenue for each of Exactech’s product lines for the years ended December 31, 2006, 2005 and 2004:

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
Knee Implants	$53,573	52.3%	$49,643	54.5%	$48,718	59.5%
Hip Implants	17,867	17.5	15,840	17.4	15,615	19.1
Biologics	13,344	13.0	11,380	12.5	10,275	12.6
Other Products	17,646	17.2	14,153	15.6	7,207	8.8

Total	$102,430	100.0%	$91,016	100.0%	$81,815	100.0%

Knee Implants. We believe that our Optetrak® knee system represents a major advance in knee implant design. The Optetrak® knee system is a modular system designed to improve the movement of the knee cap, which is called patellar tracking, reduce the force between surfaces in a joint, also called articular contact stress that leads to implant failure, and provide a functional range of motion.

The Optetrak® system provides for a variety of femoral components, which relate to the thighbone, or femur, region, and includes a total primary knee replacement system which is available with either a cruciate ligament sparing femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to maintain certain ligaments) or a posterior stabilized femoral component (in both cemented and porous coated designs and used in situations where the surgeon chooses to eliminate certain ligaments). The Optetrak® system also includes a constrained total knee system for revision surgery and primary surgery with severe deformities. The constrained version includes two types of femoral components: the constrained condylar modular femoral component and a constrained non-modular femoral component. The modular component includes stem and block augmentation to aid in repairing damaged or weakened bone. The constrained condylar femoral component was designed to provide greater constraint between the tibial and femoral components of the system to compensate for ligaments weakened or lost due to disease or as a result of failure of previous treatments. During 2004, we began full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak® system. This line extension also includes a cruciate sparing, posterior stabilized and a new high flexion component. These asymmetrical line extensions provide for differentiated right and left femoral components to meet surgeon preferences. During 2005, we began clinical evaluation of a new unicondylar knee system, featuring Exactech’s new “Low Profile Instrumentation™.” In 2006, we launched a rotating bearing knee system for international markets. In 2007, we plan full market introduction of the Optetrak® Uni complete with enhanced instrumentation along with updated versions of the Low Profile and ligament balancing instrument systems.

We continue to distribute Link’s line of implant products which includes the Link® Endo-ModelTM Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-ModelTM Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement.

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

Exactech’s AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty, or joint reconstructive surgery. The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with sufficient polyethylene thickness to help lower stresses in the polyethylene liner. The AcuMatch® M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures. A Low Profile Instrumentation™ system was launched during 2004 to support cases in which the surgeon may choose alternate incision lengths or less tissue disruption.

During 2005, we introduced the press-fit version of the new Novation™ hip system as well as Connexion GXL™ enhanced polyethelene for the AcuMatch A-Series acetabular system, which we believe made our hip offerings more competitive. The Novation™ hip system features both splined and cemented primary femoral stems, and will eventually offer a comprehensive acetabular system which is being designed to incorporate the use of enhanced polyethylene as well as alternative bearing couples such as ceramic-on-ceramic and diamond-on-diamond. Exactech submitted its ceramic on ceramic design for PMA approval to the Food and Drug Administration (“FDA”) in the fourth quarter of 2005, and is hoping to receive approval during 2007. Exactech continues to develop the diamond on diamond technology in cooperation with Dimicron, Corporation.

The Link hip implant product lines distributed by Exactech include the MPTM Modular Femoral Revision stem, offering surgeons a product specifically designed and required for situations where there is deficient proximal bone (the top quarter of the femur). This unique design offers enhanced stability and fatigue strength over and above competitive stems indicated for similar clinical situations. Also distributed by Exactech is the Link® Saddle Prosthesis, a salvage type prosthesis designed to support the pelvic region when the acetabulum cannot be reconstructed, the Link SPII® hip stem, and the Link® Partial Pelvis and the Link® BetaCone™ hip system, which allows for enhanced proximal load transfer, increased surface area for bony on-growth and distal splines for additional rotational stability.

Biologics: Exactech makes and distributes various products designed for the healing and regeneration of bone and wound tissue, including products which contain human allograft. Exactech has maintained a distribution relationship with Regeneration Technologies, Inc. (“RTI”) since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix. During December 2005, RTI and Exactech and RTI and Medtronic Sofamor Danek, Inc. modified their agreements providing for each organization to market the services for all musculoskeletal procedures. Prior to this modification, Exactech’s rights of distribution were limited to non-spine applications for these products. Exactech also distributes Regenaform® and Regenafil® allograft tissue implants for usage in oral and dental applications. In October 2005, RTI announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on Exactech’s results of operations, financial condition and cash flows is uncertain.

In 2005, Exactech commenced marketing of OpteMx® a Tri-Calcium Phosphate / Hydroxyapatite based synthetic bone graft extender licensed under a non-exclusive U.S. distribution agreement with

Biomatlante. Additionally, the Company launched a new platform of Demineralized Bone Matrix products, under the brand name OptecureTM. This product was the first product containing human tissue to receive clearance as a medical device from the FDA. The product also contains a synthetic bioabsorbable polymer carrier material licensed from Genzyme Corp. In 2007, Exactech intends to release line extensions of the material.

In late 2006, Exactech completed a clinical evaluation of the AccelerateTM Platelet Concentration System. Accelerate will be introduced in early 2007 as a means of extracting autologous growth factors and fibrinogen from patients’ own blood to improve the healing quality of joints and tissue following Orthopaedic procedures.

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

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. Exactech distributes Cemex in the United States under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A. In June 2004, Exactech gained FDA clearance and began marketing Cemex Genta, a bone cement containing antibiotics. In 2004 Exactech announced that Tecres had received clearance from the FDA to market pre-formed cement hip and knee spacer products containing an antibiotic that is included in our distribution agreement. The InterSpaceTM hip, knee, and shoulder spacers are used in two stage revision procedures that involve an infection with a previously implanted prosthesis and provide orthopaedic surgeons with a new, convenient way to treat this difficult problem. We began marketing the spacers in 2004. In 2006 Exactech announced that Tecres had received clearance from the FDA to market a pre-formed cement shoulder spacer product containing an antibiotic that is included in our distribution agreement.

In November 2004, we received FDA clearance for marketing the Equinoxe® primary and fracture shoulder systems in the United States. The Equinoxe systems were developed from a patented total shoulder system acquired from Teknimed, S.A., a French manufacturer of orthopaedic implants and processor of biological products. During 2005, we commenced full scale marketing of the primary and fracture systems. During 2007, we intend to release a reverse application version of the Equinoxe system. We received FDA clearance to market our Equinoxe® reverse shoulder late in the first quarter of 2007, and intend to begin a limited release to our team of clinical evaluators in the second quarter of 2007 with the full market release coming in the second half of 2007.

Marketing and Sales

Exactech markets its orthopaedic implant products in the United States through a network of independent sales agencies, direct sales representatives and domestic distributors. These organizations, along with their independently contracted personnel, serve as the Company’s sales representatives. Internationally, Exactech markets its products through a network of independent distributors and wholly owned subsidiaries that currently distribute products and services in over twenty-five countries. The customers for Exactech’s products are hospitals, surgeons and other physicians and clinics.

Exactech generally has contractual arrangements with its independent sales organizations whereby they are granted the exclusive right to sell the Company’s products in the specified territory. In turn, the sales organizations are required to meet sales quotas to maintain their relationships with Exactech. We typically pay our sales agencies a commission based on net sales. Exactech is highly dependent on the expertise and customer relationships of its sales agencies. Exactech’s sales organization is managed by Regional Directors of Sales assigned to regions throughout the United States. We have contractual arrangements with our domestic distributors that are similar to our arrangements with our sales agencies, except we do not pay the distributors commissions and the distributors purchase inventory from the Company for use in fulfilling customer orders. Exactech currently offers its products in all fifty states, and the District of Columbia.

Exactech provides inventories of its products to its United States sales organizations until sold or returned. These inventories are necessary for sales representatives to market the Company’s products and fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. Accordingly, Exactech is required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires us to incur significant expenditures of our resources. The failure by Exactech to maintain required levels of inventory could have a material adverse effect on the Company’s expansion. As a result of the need to maintain substantial levels of inventory, Exactech is subject to the risk of inventory obsolescence. In the event that a substantial portion of the Company’s inventory becomes obsolete, it would have a material adverse effect on the Company. We review our inventory for obsolescence on a regular basis and adjust our inventory for impairment.

During each of the years ended December 31, 2006, 2005 and 2004, approximately 3% of our sales were derived from a major hospital customer. During 2006, 2005, and 2004, one international distributor accounted for approximately 8%, 8% and 7%, respectively, of Exactech’s total sales.

Exactech generally has contractual arrangements with its international distributors pursuant to which the distributor is granted the exclusive right to market our products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with us. International distributors typically purchase product inventory and instruments from us for their use in marketing and filling customer orders. Exactech operates wholly owned subsidiary operations in China and the United Kingdom, and a branch office in Canada.

For the years ended December 31, 2006, 2005 and 2004, international sales accounted for $22,272,000, $18,626,000, and $15,659,000, respectively, representing approximately 22%, 20% and 19%, respectively, of Exactech’s net sales. Of those international sales, sales to our Spanish distributor accounted for $8,405,000, $7,397,000, and $5,973,000 in 2006, 2005 and 2004, respectively. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in our history, we utilized third-party vendors for the manufacture of all of our component parts, while internally performing product design, quality assurance and packaging. At present, we manufacture approximately 55% of our implant components in our manufacturing facility and headquarters in Gainesville, Florida. We have continued to increase the number of internally manufactured components. With the increase of internal manufacturing, we have experienced a greater degree of control of production costs, and we expect this trend to continue. Exactech continually assesses the manufacturing capabilities and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2006, 2005 and 2004, we purchased approximately 41%, 47% and 49%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers, and purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. During the first half of 2005, we experienced challenges with our supply chain that adversely impacted our ability to meet complete demand for some of our new and existing hip and knee implant products; however, we believe we have made significant progress in working with our suppliers to resolve those issues, both in the short and long-term. Exactech has continued to develop alternative sources for components. While we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Certain tooling and equipment unique to Exactech’s products are provided by us to our suppliers. Order backlog is not a material aspect of our business.

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

Exactech also pays royalties to a significant hospital customer, pursuant to a license agreement we entered into for their assistance in the development, training, and promotion of our knee implant systems.

Exactech has entered into a verbal consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. During 2006, Exactech paid Dr. Burstein $180,000 as compensation under this consulting agreement.

Research and Development

During 2006, 2005 and 2004, Exactech expended $6,241,000, $5,879,000 and $4,788,000, respectively, on research and development and anticipates that research and development expenses will continue to increase. Exactech’s research and development efforts contributed to the successful release of the Novation® hip stem systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. Exactech’s research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of our research and development efforts, we have developed strategic partnerships through agreements with Genzyme Biosurgery Corporation and Dimicron Corporation to bring expertise in advanced materials to Exactech’s products. The agreement with Genzyme is for the development of polymer-based synthetic biomaterials, that when delivered with other biologic products support the growth of new bone. Through our agreement with Dimicron, we intend to apply Dimicron’s polycrystalline diamond compact, or PDC, technology to our hip implants. This diamond technology holds the promise of improved mechanical and wear characteristics over currently available technology. This technology will likely require a number of years of development and regulatory clearance prior to the release of products for sale.

Exactech believes that the purchase of intellectual property and product line assets augmented by additional development provides a cost-effective and efficient way to bring products to market and expects to continue to do so in the future to complement its internal product development.

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than Exactech. The largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. According to “The Worldwide Orthopedic Market 2005-2006” by Knowledge Enterprises, Inc, these five companies had an estimated aggregate market share of approximately 56% in 2005.

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

Product Liability and Insurance

Exactech is subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for similar companies. During 2004 through 2006, we experienced stable insurance premiums as a percentage of sales. We evaluate annually our levels of product liability insurance, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure such coverage in the future at a cost deemed to be appropriate.

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

Employees

As of December 31, 2006, Exactech employed 215 full time employees. Exactech has no union contracts and believes that its relationship with employees is good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages, as of March 6, 2007, are as follows:

Name	Age	Position
William Petty, M.D	64	Chief Executive Officer, President, and Chairman of the Board
Gary J. Miller, Ph.D	59	Executive Vice President, Research and Development
David W. Petty	40	Executive Vice President, Sales and Marketing
Joel C. Phillips	39	Chief Financial Officer and Treasurer
Bruce Thompson	49	Senior Vice President, General Manager – Biologics Division
Betty Petty	64	Vice President, Administration and Human Resources and Corporate Secretary

William Petty, M.D. is a founder of Exactech. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President since January 2002. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty, and the father of David W. Petty.

Gary J. Miller, Ph.D. is a founder and has been Executive Vice President, Research and Development of Exactech since February 2000. He was Vice President, Research and Development from 1986 until 2000 and was a Director from March 1989 through May 2003. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held an Adjunct Associate Professorship in the College of Veterinary Medicine’s Small Animal Surgical Sciences Division since 1982 and was appointed as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences in 1995. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

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

Bruce Thompson has been Senior Vice President, General Manager – Biologics Division since joining the Company in July 2004. Prior to joining Exactech, Mr. Thompson spent 22 years with Smith & Nephew in their Orthopaedic Division. During that time, he held various positions within Smith & Nephew, including Vice President – International Sales, Vice President – Product Planning and Launch, Vice President, General Manager – Spine Division, Group Director of Trauma Manufacturing, Director of Materials Management, and held various product and sales management positions. Mr. Thompson earned a B.S. in Accountancy at Miami University, Oxford, Ohio, and completed the Executive MBA program at the University of Memphis in 1989.

Betty Petty is a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Secretary of Exactech since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2001. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty and the mother of David W. Petty.

The Company’s officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

Exactech’s Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/Investors/default.asp by selecting the option entitled “SEC FILINGS”. Additionally, Exactech’s board committee charters and code of ethics are available on the Company’s website and in print to any shareholder who requests them. Exactech does not intend for information contained in its web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Although it is not possible to predict or identify all risk factors inherent in Exactech’s business, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

•

Exactech is subject to extensive government regulation. Failure to obtain government approvals and clearances for new products and/or modifications to existing products on a timely basis would likely have a material adverse effect on the business and financial results of Exactech. A significant recall of one or more of Exactech’s products could have a material adverse effect on Exactech’s business and financial results. Exactech cannot provide assurance that such clearances will be granted or that review by government authorities will not involve delays that could materially adversely affect Exactech’s revenues and earnings.

•

Exactech expects the healthcare industry to face increased scrutiny over reimbursement and healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer Exactech’s products. In both the United States and other countries, sales of Exactech’s products will depend in part upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers, and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products could adversely impact sales. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products.

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

•

Exactech’s sales revenues are partially derived from the distribution of third party manufacturer’s products. Should we fail to meet the minimum sales performance or purchases commitments common to such third party manufacturer distribution agreements, those third parties may elect to discontinue Exactech’s distribution of their products and services. Should Exactech lose the rights to one or more of its distribution agreements, it could have a material adverse effect on its revenues and earnings.

•

Exactech is subject to federal anti-kickback laws and regulations. There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

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

•

Exactech’s products, including products that are manufactured by third parties but distributed by us, may be subject to recall or product liability claims. These products are used in medical contexts in which it is important that those products function with precision and accuracy. If these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may choose to or be forced by regulatory agencies to withdraw such products from the market. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition. In October 2005, Regeneration Technologies, Inc. (“RTI”), a distributor of allograft materials with whom Exactech has a distribution relationship, announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on Exactech’s results of operations, financial condition and cash flows is uncertain.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Exactech’s principal executive offices, research and development laboratories and manufacturing facility is a 76,000 square foot building on approximately eight acres of land owned by it in Gainesville, Florida.

Exactech owns a 14,000 square foot building on approximately one and one-half acres in Gainesville, Florida adjacent to its main facility that was remodeled to expand our manufacturing area. In January 2005, Exactech acquired a 20,000 square foot facility on approximately two acres nearby its main facility. During 2007, this facility is scheduled to be equipped as an expanded customer operations center to improve our ability and efficiency in fulfilling our customers’ orders. During January 2007, we entered into a contract to purchase a 10,000 square foot building on approximately one acre of land adjacent to the leased distribution facility in Gainesville, Florida, for $840,000. The acquisition of this new facility is anticipated to close during the first quarter ending March 31, 2007.

Exactech and our subsidiaries lease a number of facilities in the United States, Canada, China and Great Britain. Among these leased facilities is a 9,500 square foot distribution facility in Gainesville, Florida. The Gainesville distribution center lease was renewed in 2005 for a term of three additional years at an annual rate of $49,000, expiring July 31, 2009. Exactech leases a 1,000 square foot office in Great Neck, New York for a term of two years at an annual rate of approximately $27,000, expiring March 31, 2008. Exactech leases a 4,200 square foot office and warehouse facility in Ontario, Canada for a term of five years at an annual rate of $23,000 CAD (equivalent to $20,000 U.S. dollars at an exchange rate of .86 U.S. dollars per Canadian dollar as of December 31, 2006), expiring December 31, 2009, with an option to renew for an additional five year period. Exactech’s subsidiary, Exactech Asia, leases an approximately 1,000 square foot office and warehouse facility in Shanghai, Peoples Republic of China for a term of one and one-half years at an annual rate of ¥253,000 CNY (equivalent to $32,000 U.S. dollars at an exchange rate of 0.13 U.S. dollars per Chinese Yuan Renminbi as of December 31, 2006), expiring May 15, 2007. Exactech’s subsidiary, Exactech (UK), Ltd., leases an approximately 800 square foot office in Redditch, England for a term of three years, with an option to terminate after eighteen months, at an annual rate of £8,000 GBP (equivalent to $16,000 U.S. dollars at an exchange rate of 1.96 U.S. dollars per British Pound Sterling as of December 31, 2006), expiring November 30, 2008.

Exactech owns approximately four and one-half acres of undeveloped land nearby to our existing facilities in Gainesville, Florida for future expansion requirements.

ITEM 3.	LEGAL PROCEEDINGS

There are various claims, lawsuits and disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of our business, principally product liability cases. Exactech is currently a party to a product liability suit. In a case filed in Madrid, Spain, the claimant received an initial judgment, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2006, the Company’s accrual for product liability claims increased $26,000 from December 31, 2005, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to the Company, we may not be able to procure acceptable policies in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Exactech’s Common Stock trades on the Nasdaq National Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of the Common Stock, as reported on the Nasdaq National Market:

2007	High	Low
First Quarter (through March 7th)	$16.75	$14.10

2006
First Quarter	$14.30	$11.00
Second Quarter	14.97	12.75
Third Quarter	14.53	12.10
Fourth Quarter	14.50	12.31

2005
First Quarter	$19.58	$15.92
Second Quarter	17.20	12.80
Third Quarter	16.35	13.31
Fourth Quarter	14.77	10.88

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

As of March 7, 2007 the Company had approximately 215 shareholders of record. The Company believes there are in excess of 3,159 beneficial owners of the Company’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which Exactech’s equity securities are authorized for issuance.

Equity Compensation Plan Information(2)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,025	$12.30	601
Equity compensation plans not approved by security holders(1)	—	—	—

Total	1,025	$12.30	601

(1)	The 2003 Executive Incentive Compensation Plan approved by shareholders at the Annual Meeting on May 2, 2003, superseded and consolidated all of the Company’s previous incentive stock plans.
(2)	See Note 9 to the Company’s consolidated financial statements for additional information regarding Exactech’s stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Common Stock since December 31, 2001 with (i) the Nasdaq Stock Market index prepared by the Center for Research in Security Prices (“CRSP”), and (ii) CRSP’s index for companies with similar Standard Industry Codes (“SIC”) as the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the audited consolidated financial statements of Exactech. This data should be read in conjunction with the financial statements, the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Year Ended December 31,
	2006	2005		2004	2003	2002
Statement of Income Data:
(in thousands, except per share amounts)
Net sales	$102,430	$91,016		$81,815	$71,255	$59,302
Cost of goods sold	36,571	31,959		29,226	25,375	21,541
Gross profit	65,859	59,057		52,589	45,880	37,761
Operating expenses:
Sales and marketing	30,012	27,046		23,077	21,600	17,616
General and administrative	9,955	9,815		8,295	7,496	6,119
Research and development	6,241	5,879		4,788	3,748	2,803
Depreciation and amortization	5,718	4,989		4,109	3,516	2,954
Total operating expenses	51,926	47,729		40,269	36,360	29,492
Income from operations	13,933	11,328		12,320	9,520	8,269
Other income (expense):
Interest expense, net	(1,941)	(684)		(241)	(160)	(149)
Litigation settlement, net of costs	—	—		—	1,000	438
Foreign currency exchange gain (loss)	(114)	35		(14)	(92)	(59)
Income before provision for income taxes	11,878	10,679		12,065	10,268	8,499
Provision for income taxes	3,954	3,745		4,308	3,705	3,168
Income before equity in loss of other investments	7,924	6,934		7,757	6,563	5,331
Equity in net loss of other investments	(172)	(330)		(453)	(62)	(10)
Net income	7,752	6,604		7,304	6,501	5,321
Basic earnings per common share	$0.68	$0.59		$0.66	$0.59	$0.49
Diluted earnings per common share	$0.67	$0.57		$0.63	$0.57	$0.48

	2006	2005		2004	2003	2002
Balance Sheet Data:
(in thousands)
Total current assets	$60,087	$53,919	*	$49,889	$43,364	$37,489
Total assets	113,274	114,575	*	81,979	70,338	56,766
Total current liabilities	11,940	15,085		11,668	9,742	6,545
Total long-term debt, net of current portion	21,784	28,581		6,631	6,499	4,313
Total liabilities	36,351	46,842	*	22,142	19,031	12,740
Total shareholders’ equity	76,923	67,733		59,837	51,307	44,026

*	As restated – See Note 2 in the accompanying Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials and other product lines has increased as a percentage of the Company’s total revenues over the past several years, as Exactech expands its current distribution from the ongoing introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers, and the Equinoxe™ shoulder system have contributed to Exactech’s revenue growth and are expected to continue to be an important part of the Company’s anticipated future revenue growth.

Exactech’s operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on the Company’s behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, shoulder and hip implant product lines and biologic materials and services.

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

Overview of 2006

Total sales increased 13% to $102.4 million from $91.0 million in 2005. Gross profit margin decreased to 64% in 2006 from 65% in 2005, as we experienced increases in the cost of purchasing raw materials. International sales of $22.3 million, which represented 22% of total sales, increased 20%, as compared to $18.6 million, or 20% of total sales in 2005. Increases in operating expenses in 2006 were driven by additional sales and marketing efforts to promote our new products, which increased 11% from 2005. Overall, operating expenses increased 9% from 2005. As a result of the sales growth outpacing the growth in operating expenses, income from operations increased 23% from 2005. Income before provision for income taxes increased 11% to $11.9 million from $10.7 million in 2005. Net income increased 17% from the prior year, equaling 8% of sales, up from the 7% of sales achieved in 2005.

On the balance sheet, at the end of 2006, working capital increased 24% to $48.1 million from $38.8 million in 2005. This increase in working capital, was a result of the additional current inventory we held as of December 31, 2006, as well as the reduction in accounts payable. The decrease in accounts payable, resulted in the current liabilities decrease of 21% to $11.9 million. We hold certain inventory as non-current due to our estimation of inventory that we will not turn over within a twelve month period. (See Note 2 to the accompanying Notes to Consolidated Financial Statements.) Long-term liabilities decreased to $24.4 million due to increased cash flow from operations.

The following table includes the net revenue and percentage of net sales for each of Exactech’s product lines for the years ended December 31, 2006, 2005 and 2004:

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
Knee Implants	$53,573	52.3%	$49,643	54.5%	$48,718	59.5%
Hip Implants	17,867	17.5	15,840	17.4	15,615	19.1
Biologics	13,344	13.0	11,380	12.5	10,275	12.6
Other Products	17,646	17.2	14,153	15.6	7,207	8.8

Total	$102,430	100.0%	$91,016	100.0%	$81,815	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2006 as compared to 2005, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2005 as compared to 2004, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2006 - 2005 Incr (decr)		2005 – 2004 Incr (decr)		% of Sales
	2006	2005	2004	$	%	$	%	2006	2005	2004
Net sales	102,430	91,016	81,815	11,414	12.5	9,201	11.2	100.0	100.0	100.0
Cost of goods sold	36,571	31,959	29,226	4,612	14.4	2,733	9.4	35.7	35.1	35.7

Gross profit	65,859	59,057	52,589	6,802	11.5	6,468	12.3	64.3	64.9	64.3
Operating expenses:
Sales and marketing	30,012	27,046	23,077	2,966	11.0	3,969	17.2	29.3	29.7	28.2
General and administrative	9,955	9,815	8,295	140	1.4	1,520	18.3	9.7	10.8	10.1
Research and development	6,241	5,879	4,788	362	6.2	1,091	22.8	6.1	6.5	5.9
Depreciation and amortization	5,718	4,989	4,109	729	14.6	880	21.4	5.6	5.5	5.0

Total operating expenses	51,926	47,729	40,269	4,197	8.8	7,460	18.5	50.7	52.5	49.2

Income from operations	13,933	11,328	12,320	2,605	23.0	(992)	(8.1)	13.6	12.4	15.1
Other income (expenses), net	(2,055)	(649)	(255)	(1,406)	216.6	(394)	154.5	(2.0)	(0.7)	(0.3)

Income before taxes	11,878	10,679	12,065	1,199	11.2	(1,386)	(11.5)	11.6	11.7	14.8
Provision for income taxes	3,954	3,745	4,308	209	5.6	(563)	(13.1)	3.9	4.1	5.3

Income before equity in loss of other investments	7,924	6,934	7,757	990	14.3	(823)	(10.6)	7.7	7.6	9.5
Equity in loss of other investments	(172)	(330)	(453)	158	(47.9)	123	(27.2)	(0.2)	(0.4)	(0.6)

Net income	7,752	6,604	7,304	1,148	17.4	(700)	(9.6)	7.5	7.2	8.9

Net Sales

Net sales increased 13% in 2006 from 2005, primarily due to unit sales increases. We experienced growth of 17% in our biologic services revenue and benefited from 25% increase in our other products revenue due to market share gains with our Equinoxe™ shoulder implants and Cemex® bone cement products. During 2006, sales of knee implant products increased 8%, while sales of hip implant products increased 13%. Internationally, net sales increased 20% to $22.3 million, representing 22% of total sales, from $18.6 million, or 20% of total sales, during 2005, as we continued to benefit from increases in market share in Southern Europe. Domestically, sales increased 11% during 2006 to $80.1 from $72.4 million in 2005, primarily due to the growth in biologics services, and the contribution of our shoulder and bone cement product sales. During 2006, we gained significant momentum in sales growth with our Optetrak® knee system and hip products in the second half of the year. Sales growth in hips for the second half of the year was 22% primarily due to increased acceptance and market penetration with our Novation hip system. Knee sales growth in the second half of the year was 11% primarily due to the strength of the rotating bearing knee system internationally as well as market penetration with the asymmetric system domestically.

Net sales increased 11% in 2005 from 2004 as we experienced growth of 11% in our biologic services revenue and benefited from the introduction of our Equinoxe™ shoulder implants, along with strong growth in the distribution of our Cemex® bone cement products. During 2005, sales of knee implant products increased 2%, while sales of hip implant products increased 1%. Internationally, net sales increased 19% to $18.6 million, representing 20% of total sales, from $15.7 million, or 19% of total sales, during 2004, as we continued to benefit from increases in market share in Europe with expanded distribution into Ireland and Denmark. Domestically, sales increased 9% during 2005 to $72.4 from $66.1 million in 2004, primarily due to the growth in biologics and the contribution of our shoulder implant system and bone cement product sales. During 2005, we lost some momentum in sales growth with our Optetrak® knee system, primarily due to a lack of minimally invasive surgical instrumentation until the introduction of our LPI™ instruments during the fourth quarter. In the latter part of 2005 and continuing into 2006, we have rolled-out substantial numbers of sets of our LPI instrumentation. Sales of our hip implants systems increased modestly by 1%, but were inhibited by limited product line offerings featuring alternative and hard bearing surfaces. With the introduction of our Connexion GXL™ highly cross Linked polyethylene liner during the fourth quarter, hip implant sales regained some momentum, increasing 3% over the fourth quarter ended December 31, 2004. Other Product revenues increased 96% during 2005 to a total of $14.2 million primarily due to success with the cement and shoulder products.

Gross Profit

Gross profit margin decreased in 2006 to 64% from 65% in 2005, which was a result of increased raw material costs we experienced during the year. The increases in raw material costs were partially offset by the cost benefits we are realizing on our continuing efforts to increase our internal manufacturing capacity. We have continued our strategy to expand the quantity of our joint replacement implant products we manufacture in our facility with the addition of a remodeled finishing facility and equipment. Royalty expenses were reclassified from operating expenses to cost of goods sold for all periods presented. These royalty expenses represent payments made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. The reclassification resulted in a reduction of 3% to gross margin for each of the years presented, and a reduction of approximately 3% to our operating expenses as a percentage of sales.

Gross profit margin increased in 2005 to 65% from 64% in 2004, primarily due to realization of cost benefits on continuing efforts to increase our internal manufacturing capacity.

Operating Expenses

Sales and marketing expenses increased 11% in 2006 from 2005, primarily as a result of increases in the variable selling costs associated with the increase in sales and the costs associated with the promotion of new product lines. As a percentage of sales, sales and marketing expenses were 29% in 2006, as compared to 30% in 2005. In 2005, sales and marketing expenses increased 17% from 2004, primarily as a result of increases in selling costs associated with the introduction of nine new product lines, as well as meetings support for a worldwide surgeons conference and marketing materials. We expect that sales and marketing expenses in 2007 will continue to be similar to those we experienced in 2006 on a percentage of sales basis as we will continue our marketing programs in support of new product launches and customer service.

General and administrative expenses remained relatively stable with only a 1% increase in 2006 from 2005. This increase was principally a result of our recognition of stock compensation expense pursuant to our adoption of Statement of Financial Accounting Standards No. 123, revised 2004 (“SFAS 123R”), which became effective in January 2006. Stock compensation expense was $246,000 for the year ended December 31, 2006. Partially offsetting the increase was a reduction in our expense associated with our allowance for doubtful accounts. The allowance for doubtful accounts decreased $31,000 during the year primarily due to our improved collection efforts. The 18% increase in general and administrative expenses in 2005 from 2004 was primarily attributable to increases in the Company’s allowance for doubtful accounts and product liability insurance costs. The allowance for doubtful accounts increased $197,000 during 2005 primarily due to the filing of a reorganization plan under bankruptcy protection by one of our hospital accounts. In 2004, we did not experience any bad debt expense as a result of a bankruptcy of any of our customer accounts.

Research and development expenses increased 6% in 2006 from the prior year due to Exactech’s ongoing development projects to introduce new and advanced hip implant products, as well as extend our knee implant and biologic materials products. Our primary development efforts in 2006 continued to focus on a new hip stem system to support alternative bearing surfaces, a reverse shoulder system, a rotating bearing platform version of our Optetrak® knee system and several advanced biologic based materials. Research and development expenses increased 23% in 2005 from 2004 due to projects to introduce hip implant offerings to our product lines, as well as extend our knee implant and biologic materials product lines.

Depreciation and amortization expenses increased 15% in 2006 when compared to 2005, as we invested $6.0 million in capital equipment, including $1.5 million to purchase manufacturing equipment and $4.0 million in surgical instrumentation. Depreciation and amortization expenses increased 21% in 2005 when compared to 2004, as we invested $13.1 million in capital equipment, including $1.5 million to purchase manufacturing equipment and $7.9 million in surgical instrumentation. Capital expenditures in 2007 are anticipated to range from $10 million to $12 million to continue to support new product launches, increased manufacturing capacity and a transition and upgrade of our distribution facilities.

Income from Operations

Income from operations increased 23% in 2006 from 2005, as a result of our 13% increase in sales and our focus to keep our growth in costs at an optimal level. Income from operations decreased 8% in 2005 from 2004, as growth in operating expenses outpaced growth in top line sales. Looking forward, we anticipate growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 13% to 15% of sales.

Other Income and Expenses

Other expenses, net of other income, increased 217% during 2006 due to the cost of increased borrowing, which resulted in interest expense increasing to $2.2 million in 2006 from $810,000 in 2005. In 2005, other income, net of other expenses increased 155%, which was also due to the cost of increased borrowing, and resulted in interest expense increasing to $810,000 from $287,000 in 2004. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased borrowing under our line of credit.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $172,000 in 2006 as compared to $330,000 in 2005. Losses from equity method investments in Altiva totaled $330,000 in 2005 as compared to $453,000 in 2004 for losses of Altiva and Exactech Medical (Shanghai), prior to our acquisition of Exactech Medical (Shanghai) resulting in it becoming our wholly owned subsidiary in January 2005. During 2007, we anticipate that Altiva will breakeven or achieve modest profitability.

Taxes and Net Income

Income before provision for income taxes increased 11% in 2006 from 2005. The effective income tax rate, as a percentage of income before taxes, for 2006 was 33.3%, as compared to 35.1% in 2005, as a result of the benefit of the deduction for United States manufacturers. Income before provision for income taxes decreased 11% in 2005 from 2004. The effective income tax rate, as a percentage of income before taxes, for 2005 was 35.1%, as compared to 35.7% in 2004, primarily as a result of the benefit of the deduction for United States manufacturers. In 2007, we expect the effective tax rate to be approximately 34% as the tax benefits for manufacturers are expected to offset final phase out and expiration of extraterritorial income tax benefits.

As a result of the foregoing, we realized an increase in net income of 17% in 2006, representing 8% of sales and diluted earnings per share of $.67, as compared to 7% of sales and diluted earnings per share of $.57 in 2005. The 2005 net income decreased 10% from 2004, which was 9% of net sales and diluted earnings per share of $.63.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, sales of equity securities and cash flows from its operating activities. At December 31, 2006, we had working capital of $48.1 million, an increase of 24% from $38.8 million at the end of 2005. Working capital in 2006 increased as a result of the additional current inventory we held as of December 31, 2006, as well as the reduction in accounts payable. We hold certain inventory as non-current due to our estimation of inventory that we will not turn over within a twelve month period, and have reclassified certain prior period inventories to correspond with current year presentation. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet the Company’s commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities

Operating activities provided net cash of $13.5 million during 2006, as compared to using net cash of $8.4 million in 2005, primarily as a result of a decrease in inventory of $2.7 million. Looking forward, we anticipate the current trend in inventory reduction to continue during 2007. As expected, the increase in inventory balances during 2005 resulted in a residual effect on inventory turns, which decreased to 0.71 during 2006 from 0.74 during 2005 as the increase in average inventory outpaced the growth in sales. Inventory turns are anticipated to improve during 2007 as sales and corresponding gross margin dollars are expected to grow while inventory levels are expected to remain relatively constant.

In 2006, Exactech’s total accounts receivable balances increased 1% from 2005 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, decreased from 67 for 2005 to 61 for 2006. Our allowance for doubtful accounts and sales return allowance at December 31, 2006, increased to $572,000 as compared to $458,000 at December 31, 2005, primarily as a result of our increased sales for 2006. We expect increases in accounts receivable during 2007 to be consistent with sales growth, and are not anticipating any significant changes in our credit terms or policies related to our accounts receivable.

There are various claims, lawsuits and disputes with third parties and pending actions involving various allegations against Exactech incident to the operation of our business, principally product liability cases. Exactech is currently a party to one product liability suit. Exactech is currently a party to a product liability suit. In a case filed in Madrid, Spain, the claimant received an initial judgment, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2006, the Company’s accrual for product liability claims increased $26,000 from December 31, 2005, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Investing Activities

Investing activities used $7.3 million in net cash during 2006 due to investments we made in capital expenditures and Altiva Corporation. In 2006, investment in manufacturing equipment used cash of $1.5 million while surgical instrumentation used cash of $4.0 million and funding for Altiva used net cash of $851,000. This use of cash represented a decrease of 50% from 2005 when we used net cash of $14.1 million for similar investments in equipment and technology. In 2007, investment in capital acquisitions is estimated to be in the range of $10 million to $12 million to support product line expansion, manufacturing capacity increases and a transition and upgrade of our distribution facilities.

Financing Activities

During 2006, financing activities used net cash of $5.2 million as Exactech paid $7.5 million on the line of credit and other commercial loans, which was partially offset by additional borrowing under a commercial equipment loan that provided net cash of $1.2 million. Additional offsets to the net use of cash for borrowing activities, included cash provided by stock option exercise activity of $977,000 during 2006. Based on outstanding exercisable options, cash provided by the issuance of common stock upon the exercise of options is anticipated to be in the range of $300,000 to $500,000 during 2007.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at December 31, 2006, a total of $18.4 million was available to borrow under the Exactech line of credit, of which, $11.1 million had been borrowed, bearing interest currently at 7.32%. On the Altiva guaranteed line of credit, there was $5.6 million outstanding bearing an interest rate of 7.32% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at December 31, 2006 was $1.8 million bearing a variable rate of interest of 4.0%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2006, there was $3.4 million outstanding under this loan bearing a variable rate of interest equal to 6.9%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At December 31, 2006, $662,000 was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At December 31, 2006, $2.8 million was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At December 31, 2006, there was $3.7 million outstanding under this loan.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at December 31, 2006.

At December 31, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.0 million and outstanding commitments for the purchase of capital equipment of $650,000. In association with a renewal of one of our distribution agreements, at December 31, 2006, we had minimum purchase commitments of €2.6 million, equivalent to $3.4 million at an exchange rate of 1.32 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $9.0 million, $9.4 million, and $8.9 million in 2006, 2005, and 2004, respectively.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of December 31, 2006, Exactech had extended to Altiva the principal sum of $2.9 million under this commitment, bearing interest currently at 8.87%. Subsequent to the December 31, 2006 balance sheet date, in February 2007, we extended an additional principal sum of $260,000 pursuant to this commitment. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. At Exactech’s election any time between October 29, 2005 and October 28, 2008, these loans can be converted by Exactech into shares of Altiva’s Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder,. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech had guaranteed an initial $3.0 million line of credit with Merrill Lynch, and in October 2005, we guaranteed the remaining $3.0 million upon the renewal of our line with Merrill. This guaranty is limited to a principal amount not to exceed $6.0 million and a term not to exceed October 30, 2008. At December 31, 2006, there was $5.6 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Exactech has recorded a liability of $132,000, with an additional liability of $120,000 recorded with the guarantee of the additional $3.0 million in October 2005, related to its guarantee of Altiva’s debt with Merrill Lynch.

Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be equal to 80% of the valuation of Altiva’s business (the “Altiva Valuation”), which valuation is subject to a floor of $25.0 million and adjustments for the amounts of indebtedness, cash and cash equivalents and accounts payable Altiva holds at the time the purchase price is calculated. The stockholders agreement provides that the Altiva Valuation will be calculated by applying a buyout multiple (the “Buyout Multiple”) to Altiva’s trailing twelve months revenue as of the date the purchase price is calculated. This Buyout Multiple is calculated by reference to an “Exactech Multiple” which is calculated by dividing Exactech’s average stock price for the preceding 90 days by Exactech’s trailing twelve months revenue per share. Under the formulations set forth in the stockholders agreement with respect to the relationship between the Buyout Multiple and the Exactech Multiple, the Buyout Multiples would range from 1.5 to 4.0 based on the Exactech Multiple at that time.

Exactech has evaluated its investment in Altiva Corporation at December 31, 2006 in accordance with the provisions of FIN 46R, and based upon this analysis, and have determined that Altiva does not qualify as a variable interest entity requiring consolidation. We will conduct an analysis of our investment in Altiva each interim period to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring further consideration for consolidation under FIN 46R.

Contractual Obligations and Commercial Commitments

The following table indicates Exactech’s contractual obligations at December 31, 2006 (in thousands):

Contractual Obligations	Payments Due by Period Contractual Obligations
	Total	2007	2008-2009	2010-2011	Thereafter
Industrial Revenue Bond	$1,800	$200	$400	$400	$800
Commercial construction loan	3,363	218	420	420	2,305
Commercial equipment loans	3,485	900	1,544	1,041	—
Commercial real estate loan	3,653	315	697	799	1,842
Line of credit	11,116	—	11,116	—	—
Interest on long-term debt (1)	5,025	1,640	1,431	784	1,170
Altiva funding commitment	2,100	1,050	1,050	—	—
Guarantee of Altiva line of credit	252	—	252	—	—
Facility leases	265	126	139	—	—
Purchase obligations	9,113	9,113	—	—	—

	$40,172	$13,562	$17,049	$3,444	$6,117

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2006, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

At December 31, 2006, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

During January 2007, we entered into a contract to purchase a 10,000 square foot building on approximately one acre of land adjacent to the leased distribution facility in Gainesville, Florida, for $840,000. The acquisition of this new facility is anticipated to close during the first quarter of 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based on Exactech and our subsidiaries’ financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Exactech’s significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management’s opinion, Exactech’s critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation, accrued liabilities, and provision for income taxes.

Allowance for Doubtful Accounts and Sales Returns – Exactech’s accounts receivable consists primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. Exactech invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect Exactech’s future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales turn experience. At December 31, 2006, our allowance for sales returns was $145,000. We did not record any sales return allowance during 2005, due to the amount being insignificant.

Excess and Obsolete Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. Exactech provides significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2006, 2005 and 2004 were $269,000, $1,152,000 and $382,000, respectively. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment. Inventory is also reviewed for the ability to turn over the inventory within the following year, and total inventory that is not projected to be sold during the following twelve month period based on projected cost of goods sold is classified as a non-current asset on the consolidated balance sheets. During 2005, we experienced an increase in total inventory of $22.1 million in support of the Company’s continuing development efforts to expand product lines to protect against supply chain delays that were experienced during the first half of 2005. This was achieved by certain management actions including adding alternative sources of supply, increasing orders and increasing inventory related to internal manufacturing capabilities. Subsequent to the issuance of the Company’s 2005 financial statements, the Company determined that $19,020,000 of inventory previously included in current assets as of December 31, 2005, should have been classified as non-current assets based on expected inventory turns. As a result, the consolidated balance sheet as of December 31, 2005 has been restated to reduce current inventory, current deferred tax assets, current assets, and long-term deferred tax liabilities by $19,020,000, $616,000, $19,636,000 and $616,000 respectively from amounts previously reported to properly present non-current inventory. As of December 31, 2006 and 2005, we had $11,679,000 and $19,020,000 of inventory recorded as a non-current asset, respectively. We believe that the reduction in non-current inventory will continue as total inventory levels remain stable while sales and related cost of goods sold are expected to grow.

Intangible Assets – In assessing the value of our intangible assets, we must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Exactech analyzes its intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation – In accordance with the provisions of FIN 46R “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, Exactech evaluates its equity investments on a quarterly basis to determine the necessity to consolidate the investment as a subsidiary of the Company. Our wholly owned subsidiaries, Exactech Asia and Exactech (UK), Ltd. are fully consolidated after all material intercompany transactions and balances have been eliminated.

Accrued Liabilities – Exactech is subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against Exactech incident to the operation of its business, principally product liability claims. Exactech accrues liabilities for such claims that are deemed to be probable and reasonably estimable, as required by SFAS 5 “Accounting for Contingencies”, based upon Exactech’s experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, Exactech discloses the loss contingency if it is reasonably possible that a loss may be incurred, in accordance with SFAS 5. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to Exactech, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.

Provision for Income Taxes – Management must use estimates and professional judgment in calculating the provision for income taxes in determining the deductibility and technical merit of the positions taken on the Company’s tax returns. In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective beginning January 1, 2007, management will evaluate its tax positions to determine if they are more likely than not to be sustained upon examination, and measure the benefit to be recognized in the financial statements. Should any of our tax positions be determined to be uncertain, it may result in an increase in current and/or future taxes due.

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

The following table provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $16,000 in 2007. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2006, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2006 (in thousands, except percentages):

	2007	2008	2009	2010	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$1,081	$—	$—	$—	$—	$1,081
Weighted average interest rate	1.5%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,000	$1,800
Weighted average interest rate	3.5%
Commercial construction loan at variable interest rate	218	210	210	210	2,515	3,363
Weighted average interest rate	6.5%
Commercial equipment loan at variable interest rate	306	305	51	—	—	662
Weighted average interest rate	6.8%
Commercial equipment loan at variable interest rate	594	594	594	594	447	2,823
Weighted average interest rate	6.8%
Commercial real estate loan at fixed rate swap	315	337	360	386	2,255	3,653
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	11,116	—	—	—	11,116
Weighted average interest rate	7.2%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the year ended December 31, 2006 and 2005, translation losses were not significant. Exactech may experience translation gains and losses during the year ending December 31, 2007; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for 2006 were $114,000 as compared to a gain of $35,000 in 2005, primarily due to the strength of the Euro as compared to the U.S. dollar for much of the year. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R “Share-Based Payments.”

As discussed in Note 2, the accompanying consolidated balance sheet as of December 31, 2005 has been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 16, 2007

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(in thousands, except share and per share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,006	$1,007
Trade receivables, net of allowances of $572 and $458	17,524	17,360
Prepaid expenses and other assets, net	1,325	1,040
Income taxes receivable	219	—
Inventories – current (As restated – See Note 2)	38,742	34,114
Deferred tax assets (As restated – See Note 2)	271	398

Total current assets	60,087	53,919

PROPERTY AND EQUIPMENT:
Land	1,015	1,015
Machinery and equipment	14,851	13,483
Surgical instruments	26,189	24,186
Furniture and fixtures	2,078	1,957
Facilities	10,481	8,884

Total property and equipment	54,614	49,525
Accumulated depreciation	(22,386)	(18,843)
Facilities expansion in progress	—	1,507

Net property and equipment	32,228	32,189

OTHER ASSETS:
Product licenses and designs, net	994	1,140
Deferred financing costs, net	228	283
Notes receivable – related party	2,904	2,053
Other investments	398	571
Advances and deposits	466	879
Non-current inventory (As restated – See Note 2)	11,679	19,020
Patents and trademarks, net	3,938	4,169
Goodwill	352	352

Total other assets	20,959	28,467

TOTAL ASSETS	$113,274	$114,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,621	$9,874
Income taxes payable	113	367
Accrued expenses	4,258	3,304
Current portion of long-term debt	1,633	1,109
Other liabilities	315	431

Total current liabilities	11,940	15,085
LONG-TERM LIABILITIES:
Deferred tax liabilities (As restated – See Note 2)	2,620	3,141
Line of credit	11,116	17,328
Long-term debt, net of current portion	10,668	11,253
Other long-term liabilities	7	35

Total long-term liabilities	24,411	31,757

Total liabilities	36,351	46,842

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value; 30,000,000 shares authorized, 11,518,089 and 11,372,083 shares issued and outstanding	115	114
Additional paid-in capital	25,105	23,698
Accumulated other comprehensive loss	(5)	(35)
Retained earnings	51,708	43,956

Total shareholders’ equity	76,923	67,733

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,274	$114,575

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
NET SALES	$102,430	$91,016	$81,815

COST OF GOODS SOLD	36,571	31,959	29,226

Gross profit	65,859	59,057	52,589

OPERATING EXPENSES:
Sales and marketing	30,012	27,046	23,077
General and administrative	9,955	9,815	8,295
Research and development	6,241	5,879	4,788
Depreciation and amortization	5,718	4,989	4,109

Total operating expenses	51,926	47,729	40,269

INCOME FROM OPERATIONS	13,933	11,328	12,320

OTHER INCOME (EXPENSE):
Interest income	238	126	46
Interest expense	(2,179)	(810)	(287)
Foreign currency exchange (loss) gain	(114)	35	(14)

Total other expenses	(2,055)	(649)	(255)

INCOME BEFORE INCOME TAXES	11,878	10,679	12,065

PROVISION FOR INCOME TAXES
Current	4,348	4,300	3,321
Deferred	(394)	(555)	987

Total provision for income taxes	3,954	3,745	4,308

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	7,924	6,934	7,757

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(172)	(330)	(453)

NET INCOME	$7,752	$6,604	$7,304

BASIC EARNINGS PER SHARE	$0.68	$0.59	$0.66

DILUTED EARNINGS PER SHARE	$0.67	$0.57	$0.63

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	11,019	$110	$21,149	$30,048	$—	$51,307

Exercise of stock options	108	1	621	—	—	622
Issuance of common stock under the Company’s Employee Stock Purchase Plan	20	1	253	—	—	254
Compensation cost of stock options	—	—	132	—	—	132
Tax benefit from exercise of stock awards	—	—	218	—	—	218
Net income and comprehensive income	—	—	—	7,304	—	7,304

Balance, December 31, 2004	11,147	112	22,373	$37,352	—	59,837

Exercise of stock options	201	2	636	—	—	638
Issuance of common stock under the Company’s Employee Stock Purchase Plan	24	—	283	—	—	283
Compensation cost of stock options	—	—	(92)	—	—	(92)
Tax benefit from exercise of stock awards	—	—	498	—	—	498
Comprehensive Income:
Net income	—	—	—	6,604	—	6,604
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(35)	(35)

Other comprehensive loss	—	—	—	—	—	(35)

Comprehensive income	—	—	—	—	—	6,569

Balance, December 31, 2005	11,372	114	23,698	$43,956	(35)	67,733

Exercise of stock options	117	1	709	—	—	710
Issuance of restricted common stock for services	2	—	24	—	—	24
Issuance of common stock under the Company’s Employee Stock Purchase Plan	27	—	267	—	—	267
Compensation cost of stock options	—	—	222	—	—	222
Tax benefit from exercise of stock awards	—	—	185	—	—	185
Comprehensive Income:
Net income	—	—	—	7,752	—	7,752
Change in fair value of cash flow hedge, net of tax	—	—	—	—	30	30

Other comprehensive income						30

Comprehensive income						7,782

Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$7,752	$6,604	$7,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reduction in) allowance for doubtful accounts and sales returns	114	197	(520)
Inventory impairment	269	1,152	382
Depreciation and amortization	6,342	5,501	4,499
Restricted common stock issued for services	24	—	—
Compensation cost (benefit) of stock awards	222	(92)	132
Tax benefit from exercise of stock options	185	498	218
Excess tax benefit from exercise of stock options	(201)	—	—
Loss on disposal of equipment	208	186	270
Foreign currency exchange loss (gain)	114	(35)	14
Equity in net loss of other investments	172	330	453
Deferred income taxes	(394)	(555)	987
Changes in assets and liabilities which provided (used) cash:
Trade receivables	(278)	(599)	(2,683)
Income taxes receivable	(219)	—	18
Prepaids and other assets	251	(803)	259
Inventories	2,444	(22,757)	(6,730)
Accounts payable	(4,384)	2,458	1,658
Income taxes payable	(254)	389	—
Other liabilities	1,099	(878)	(103)

Net cash provided by (used in) operating activities	13,466	(8,404)	6,158

INVESTING ACTIVITIES:
Net investment in notes receivable	(851)	(1,025)	(1,028)
Purchase of product licenses and designs	—	(669)	(362)
Proceeds from sale of property and equipment	—	—	8
Purchases of property and equipment	(6,024)	(12,485)	(6,763)
Other Investments	—	—	(67)
Cost of patents and trademarks	(171)	—	(2,190)
Acquisition of subsidiary, net of cash acquired	(250)	75	—

Net cash used in investing activities	(7,296)	(14,104)	(10,402)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(6,212)	17,328	—
Principal payments on debt	(1,259)	(867)	(739)
Proceeds from long-term debt	1,189	5,783	1,096
Debt issuance costs	(67)	(140)	(5)
Excess tax benefit from exercise of stock options	201	—	—
Proceeds from issuance of common stock	977	921	876

Net cash (used in) provided by financing activities	(5,171)	23,025	1,228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	999	517	(3,016)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,007	490	3,506

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,006	$1,007	$490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,982	$349	$246
Income taxes	4,427	3,503	2,880
Noncash investing and financing activities:
Acquisition of subsidiary	$—	$63	$—
Purchases of property and equipment, payable	17	118	—
Cash flow hedge	30	(35)	—

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, shoulder and ankle joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for musculoskeletal surgical procedures. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, Exactech distributes its products in more than twenty-five international markets through a network of independent distributors and wholly owned subsidiaries. In China, the Company markets its products through Exactech Asia, which the Company acquired in January 2005 from its former joint venture partner (see Note 3 - Acquisitions). In July 2005, the Company established Exactech (UK), Ltd. to market its products in the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Exactech, Inc. and its subsidiaries. References in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

The Company accounts for its investment in Altiva Corporation (“Altiva”) in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”). The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. We have evaluated our investment in Altiva at December 31, 2006 in accordance with the provisions of FIN 46R, and based upon this analysis, and have determined that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring consolidation. We will continue to analyze our investment in Altiva each interim period to determine if the fair value of our 16.7% equity investment, guarantee of a line of credit on behalf of Altiva and commitment to fund convertible debt (see Note 7 - Commitments and Contingencies) constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support, thus requiring further consideration for consolidation under FIN 46R.

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Expenses incurred for payment of royalties have been reclassified from operating expense to cost of goods sold. These royalty expenses represent payments made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Royalty expense was $3,096,000, $2,711,000 and $2,427,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The reclassification resulted in a reduction of 3% to gross margin for each of the three years, and a reduction of approximately 3% to our operating expenses as a percentage of sales.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds, overnight repurchase agreements and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk – Exactech’s accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. Exactech invoices sales to international distributors in U.S. dollars and is not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage to each tier of past due receivables. Pursuant to our funding commitment to Altiva, we have recorded a note receivable for the principal amounts extended to them to fund product line acquisitions. Each interim period, we analyze our investment in Altiva, along with Altiva’s financial position, results of operations and cash flows to determine if this receivable is impaired (see Note 7).

Financial Instruments – Exactech’s financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2006, 2005 and 2004 were $269,000, $1,152,000 and $382,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and any inventory that is not projected to be sold during the following twelve month period is classified as a non-current asset on the consolidated balance sheets. As of December 31, 2006 and 2005, we had $11,679,000 and $19,020,000 of inventory recorded as a non-current asset, respectively. Subsequent to the issuance of the Company’s 2005 financial statements, the Company determined that $19,020,000 of inventory previously included in current assets as of December 31, 2005 should have been classified as non-current assets based on expected inventory turns. Additionally, the deferred tax asset of $616,000 related to the non-current inventory should have been classified as long-term. As a result, the consolidated balance sheet as of December 31, 2005 has been restated to reduce current inventory, current deferred tax assets, current assets, and long-term deferred tax liabilities by $19,020,000, $616,000, $19,636,000 and $616,000 respectively from amounts previously reported to properly present non-current inventory.

The following table summarizes inventory classification as of December 31, (in thousands):

	2006	2005
Raw materials	$14,227	$13,439
Work in process	500	437
Finished goods on hand	18,748	23,289
Finished goods on loan	16,946	15,969

Inventory total	50,421	53,134
Non-current inventory	11,679	19,020

Inventory – current	$38,742	$34,114

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $5,827,000, $5,011,000, and $4,137,000, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Maintenance and repairs are charged to expense as incurred. Capitalized interest on our facility expansion in process was $48,000 for the year ended December 31, 2005. No capitalized interest was recognized in 2006 and 2004.

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

Revenue Recognition – For sales through U.S. sales agents, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Exactech’s U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2006, our allowance for sales returns was $145,000. We did not recognize any sales return allowance at December 31, 2005, due to the fact that sales returns were not significant in 2005. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

Product Licenses and Designs – Product licenses and designs of $1,663,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $669,000 and $523,000 at December 31, 2006 and 2005, respectively. Amortization for the following five-year period is estimated to be $671,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2007	2008	2009	2010	2011
Estimated annual amortization	$146	$146	$133	$123	$123

Deferred Financing Costs – Deferred financing costs of $375,000 and $387,000 are stated net of accumulated amortization of $147,000 and $104,000 at December 31, 2006 and 2005, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

Patents and Trademarks – Patents and trademarks of $5,446,000 and $5,364,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $1,508,000 and $1,195,000 at December 31, 2006 and 2005, respectively. Amortization for the following five-year period is estimated to be $1,747,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2007	2008	2009	2010	2011
Estimated annual amortization	$378	$377	$335	$334	$323

Goodwill – Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, and is not amortized but is evaluated annually for impairment. Based on management’s evaluation as of December 31, 2006, goodwill acquired in our Chinese subsidiary, Exactech Asia, was determined to be unimpaired. Goodwill is not expected to be deductible for tax purposes.

Income Taxes – Deferred income taxes are provided with respect to temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Typically, these differences arise from differing depreciation and amortization methods for tax and financial statement purposes, impairment valuation allowances on assets, income or loss of foreign subsidiaries and tax benefits derived from stock compensation. Valuation allowances are recorded on deferred tax assets when we anticipate that the tax asset may not be fully realizable.

Accrued Expenses – Accrued expenses as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005
Commissions payable	$2,091	$1,704
Compensation payable	755	264
Royalties payable	703	625
Miscellaneous accrued expenses	709	711

	$4,258	$3,304

Research and Development – Research and development costs are expensed in the period incurred.

Earnings Per Share – Basic earnings per common share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Options and Stock Awards – Beginning in January 2006, Exactech began to account for stock-based compensation granted to its directors and employees in accordance with the provisions of SFAS 123, revised 2004 (“SFAS 123R”), “Share-Based Payments”. The standard requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. We adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition to compensation cost of the fair value of our stock-based compensation granted to employees and directors. We recognized compensation cost of $246,000, and a tax benefit of $84,000 in net income during the year ended December 31, 2006. The effect of the adoption of this standard on both basic and diluted earnings per share was $0.02 each.

Exactech applied the intrinsic-value method under APB Opinion 25 in accounting for employee options prior to January 1, 2006, as well as shares issued under its Employee Stock Purchase Plan (“ESPP”). We have disclosed the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the year ended December 31, 2005. We continue to apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

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

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation accounted for using the fair value provisions of SFAS 123 for each of the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$6,604	$7,304
Add: Stock-based compensation expense (income) included in net income, net of tax	(61)	83
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(2,956)	(906)

Pro forma net income	$3,587	$6,481

Earnings per share- basic

As reported	$0.59	$0.66

Pro forma	0.32	0.58

Earnings per share- diluted

As reported	$0.57	$0.63

Pro forma	0.31	0.56

Included in the pro forma expense for 2005 is $1,792,000, net of tax, for the impact of the acceleration of out-of-the-money options in November 2005, see Note 9 – Common Shareholders’ Equity.

Hedging Activities – Exactech accounts for its derivative hedging activities in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, as amended. SFAS 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income (loss). Exactech’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. Exactech does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company’s interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $5,000 and $35,000 as of December 31, 2006 and 2005, respectively.

Foreign Currency Translation – The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the year ended December 31, 2006, translation losses were not significant. Gains and losses resulting from the transactions of Exactech and its subsidiaries, which are made in currencies different from their own, are included in income as they occur and are included in other income (expense) in the Consolidated Statements of Income. We recognized currency transaction gains (losses) of $(114,000), $35,000, and $(14,000) in 2006, 2005, and 2004 respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133. The following table provides information on the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2006 and 2005 (in thousands). Exactech had no derivative instruments during the year ended December 31, 2004:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in fair value of cash flow hedge:
2006	$46	$(16)	$30
2005	$(55)	$20	$(35)

New Accounting Pronouncements – In June 2006, the FASB issued FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS 109,” which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Exactech is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Exactech is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. Exactech believes that the adoption of SAB 108 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. Exactech is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

3. ACQUISTIONS

In January 2005, for an investment of $500,000, we acquired the remaining 50% interest of our former joint venture partner in Exactech Asia (“Exactech Medical (Shanghai)”), resulting in the Exactech owning 100% of Exactech Medical (Shanghai), which facilitates the distribution of the Company’s products in China. The acquisition allowed us to obtain control over the business operations, retain the current expertise of the operational management and gain access to the existing customers to continue the sales momentum gained over the past several years. The assets acquired and liabilities assumed in the business combination were recorded on Exactech’s balance sheet at their estimated fair values. The results of operations for Exactech Medical (Shanghai) for the year ended December 31, 2005 have been included in the Company’s consolidated earnings from the date of acquisition. Pro forma 2004 consolidated income statement information is not materially different than the Company’s actual 2004 results of operations. The excess of the purchase price over the estimated fair values of the underlying assets acquired, including $863,000 of current assets and $8,000 of equipment and other assets, and liabilities, including $427,000 of current liabilities and $296,000 of other liabilities and accruals, assumed was allocated to goodwill in an amount of $352,000. The purchase price of $500,000 was paid with an initial cash payment of $250,000, with the remaining $250,000 paid upon the subsidiary’s achievement of specific revenue targets, which were considered highly probable at the acquisition date. As of December 31, 2006, all such revenue targets were achieved, and remaining payments were made.

4. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$3,670	$3,440	$2,650
State	678	860	671

Total current	4,348	4,300	3,321

Deferred:
Federal	(271)	(454)	834
State	(123)	(101)	153

Total deferred	(394)	(555)	987

Total provision	$3,954	$3,745	$4,308

The components of income before income taxes were as follows (in thousands):

	2006	2005	2004
United States	$12,055	$10,816	$12,065
Foreign	(177)	(137)	—

Total	$11,878	$10,679	$12,065

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Statutory Federal rate	34.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	2.8	4.6	4.6
R&D credit	(2.3)	(3.8)	(2.8)
Other	(0.5)	1.4	1.3

	34.0%	36.2%	37.1%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2006, 2005, and 2004 are as follows (in thousands):

	2006	2005	2004
Deferred tax liabilities:
Basis difference in property and equipment	$3,863	$3,693	$3,834
Basis difference in patents	—	64	9

Gross deferred tax liabilities	3,863	3,757	3,843
Deferred tax assets:
Accrued liabilities not currently deductible	1,228	1,014	545
Basis difference in patents	37	—	—
Non-qualified stock options	20	—	—
Equity investment	229	—	—
Net operating loss of foreign subsidiaries	210	179	—
Valuation allowance	(210)	(179)	—

Gross deferred tax assets	1,514	1,014	545

Net deferred tax liabilities	$2,349	$2,743	$3,298

At December 31, 2006, net operating loss carry forwards of our foreign subsidiaries totaled $663,000 which expire beginning 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $210,000 and $179,000 at December 31, 2006 and 2005, respectively. Valuation allowances of $210,000 and $179,000 at December 31, 2006 and 2005, respectively were charged against these deferred tax assets assuming these losses would not be realized. There were no such deferred tax assets or valuation allowances in 2004. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be permanently reinvested or can be recovered in a tax-free manner.

5. DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2006	2005
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.97% as of December 31, 2006); proceeds used to finance construction of current facility	$1,800	$2,100

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.85% as of December 31, 2006); proceeds used to finance expansion of current facility	3,363	3,565

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (7.10% as of December 31, 2006); proceeds used to finance equipment for facility expansion	662	966

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (7.10% as of December 31, 2006); proceeds used to finance equipment for production facility expansion	2,823	1,782

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,653	3,949

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (7.32% as of December 31, 2006). Proceeds used to fund inventory purchases.	11,116	17,328

Total debt	23,417	29,690
Less current portion	(1,633)	(1,109)

	$21,784	$28,581

The following is a schedule of debt maturities as of December 31, 2006:

2007	$1,633
2008	12,762
2009	1,415
2010	1,390
2011	1,270
Thereafter	4,947

	$23,417

Industrial Revenue Bond Note Payable

In November 1997, Exactech entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2006. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. Exactech was in compliance with all such covenants at December 31, 2006. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The loans are secured by the purchased equipment. The financing agreements contain financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. We were in compliance with all such covenants at December 31, 2006. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by the Company’s real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge within the meaning of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2006. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Line of Credit

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires

June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. The credit line limits our ability to pay dividends. Under the above-described formulations, at December 31, 2006, a total of $18.4 million was available to borrow under the Exactech line of credit, of which, $11.1 million had been borrowed, bearing interest currently at 7.32%. On the Altiva guaranteed line of credit, there was $5.6 million outstanding bearing an interest rate of 7.32%. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

6. RELATED PARTY TRANSACTIONS

Exactech has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $1,074,000, $1,308,000 and $895,000 in 2006, 2005 and 2004, respectively. Brighton Partners is deemed to be 30% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board, President and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly own 5.5% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owns 3.3% of Brighton Partners. Other executive officers of the Company own less than 3% of Brighton Partners, Inc.

Exactech has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2006, 2005 and 2004, as compensation under the consulting agreement.

Exactech has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During the years ended December 31, 2006, 2005 and 2004, we paid royalties aggregating $300,000, $300,000 and $340,000, respectively, pursuant to these consulting agreements.

During 2006, Exactech began providing Biologic products to Altiva Corporation on consignment for sale to unaffiliated third parties. We recognize sales upon Altiva’s distribution of these products to the unaffiliated third parties. We currently own a 16.7% minority interest in Altiva Corporation. For biologic products that were sold on consignment through Altiva we recorded sales of $336,000 for the year ended December 31, 2006, and accounts receivable balance as of December 31, 2006, was $29,000.

7. COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to a product liability suit. In a case filed in Madrid, Spain, the claimant received an initial judgment, which the Company is currently appealing. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2006, the Company’s accrual for product liability claims increased $26,000 from December 31, 2005, primarily as a result of the judgment. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company.

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

Purchase Commitments – At December 31, 2006, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $5.0 million and $650,000 of capital equipment. In association with a renewal of one of our distribution agreements, at December 31, 2006, we had minimum purchase commitments of €2.6 million, equivalent to $3.4 million at an exchange rate of 1.32 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $9.0 million, $9.4 million, and $8.9 million in 2006, 2005, and 2004, respectively.

In January 2007, we entered into a contract to purchase a 10,000 square foot building on approximately one acre of land adjacent to the leased distribution facility in Gainesville, Florida, for $840,000. The acquisition of this new facility is anticipated to close during the first quarter ending March 31, 2007.

Financing Commitments – Exactech has committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of December 31, 2006, Exactech had extended to Altiva the principal sum of $2.9 million under this commitment, bearing interest currently at 8.87%. Subsequent to the balance sheet date, in February 2007, we extended an additional principal sum of $260,000 pursuant to this commitment. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans can be converted into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, the Company had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of December 31, 2006, there was $5.6 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded an initial liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. Each interim period, the Company evaluates its investment in Altiva pursuant to FIN 46R, and may be required to consolidate Altiva assuming that it continues the funding of product line acquisitions. At December 31, 2006, based upon this analysis, and have determined that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring further consideration for consolidation.

Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be equal to 80% of the valuation of Altiva’s business (the “Altiva Valuation”), which valuation is subject to a floor of $25.0 million and adjustments for the amounts of indebtedness, cash and cash equivalents and accounts payable Altiva holds at the time the purchase price is calculated. The stockholders agreement provides that the Altiva Valuation will be calculated by applying a buyout multiple (the “Buyout Multiple”) to Altiva’s trailing twelve months revenue as of the date the purchase price is calculated. This Buyout Multiple is calculated by reference to an “Exactech Multiple” which is calculated by dividing Exactech’s average stock price for the preceding 90 days by Exactech’s trailing twelve months revenue per share. Under the formulations set forth in the stockholders agreement with respect to the relationship between the Buyout Multiple and the Exactech Multiple, the Buyout Multiples would range from 1.5 to 4.0 based on the Exactech Multiple at that time.

8. PENSION PLAN

We currently sponsor a defined contribution 401(k) plan for our employees. Exactech provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2006, 2005 and 2004 were $353,000, $278,000 and $235,000, respectively.

9. COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2006			2005			2004
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$7,752			$6,604			$7,304

Basic EPS:
Net income	$7,752	11,441	$0.68	$6,604	11,209	$0.59	$7,304	11,096	$0.66

Effect of dilutive securities:
Stock options		210			300			448

Diluted EPS:
Net income plus assumed conversions	$7,752	11,651	$0.67	$6,604	11,509	$0.57	$7,304	11,544	$0.63

For the year ended December 31, 2006, weighted average options to purchase 472,000 shares of common stock at exercise prices in the range of $14.12 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2005, weighted average options to purchase 187,000 shares of common stock at prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2004, weighted average options to purchase 40,000 shares of common stock at prices ranging from $10.78 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. As of December 31, 2006, there were 600,822 total remaining shares issuable under the 2003 Plan. During 2006, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of the Company’s common stock, and restricted stock awards granted to certain members of the board of directors, as discussed herein.

Stock Options:

A summary of the status of fixed stock option grants under the Company’s stock-based compensation plans as of December 31, 2006, 2005 and 2004 and changes during the years is presented below:

	2006		2005		2004
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,053,959	$11.41	1,060,946	$9.18	1,022,626	$7.42
Granted	108,500	14.27	244,950	14.61	175,200	17.87
Exercised	(117,079)	6.07	(226,396)	4.30	(108,580)	5.73
Expired	(20,000)	12.76	(25,541)	12.33	(28,300)	12.77

Outstanding - December 31	1,025,380	$12.30	1,053,959	$11.41	1,060,946	$9.18

Options exercisable at year end	862,406	$12.02	933,963	$11.38	694,839	$6.57

Weighted average fair value per share of options vested during the year		$9.29		$10.30		$7.97

Weighted average fair value per share of options granted during the year		$9.17		$7.48		$18.52

As of December 31, 2006, the options outstanding of 1,025,380, had a weighted average remaining contractual term and aggregate intrinsic value of 5.98 years and $2,785,000, respectively. As of December 31, 2006, options vested and expected to vest of 980,052, had a weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of $12.22, 5.57 years and $2,770,000, respectively. As of December 31, 2006, the aggregate intrinsic value of options exercisable was $2,648,000.

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $878,000, $2,101,000 and $1,417,000, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 - 7.58	187,080	175,080	3.16
7.88 - 9.08	86,400	82,800	4.53
9.41 - 9.41	144,700	144,700	3.95
10.78 - 13.40	59,500	42,150	6.71
14.12 - 14.12	170,950	166,950	8.35
14.18 - 14.46	194,250	84,550	8.02
15.42 - 18.60	139,000	135,173	6.80
18.68 - 21.09	43,500	31,003	5.70

Total	1,025,380	862,406	5.98

Remaining non-exercisable options at December 31, 2006 become exercisable as follows:

2007	56,643
2008	31,465
2009	28,366
2010	25,200
2011	21,300

162,974

Outstanding options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. There were 105,000, 218,450 and 147,500 of such options granted to employees and non-employee directors during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 53, 52 and 65 percent, based upon Exactech’s historic volatility, risk-free interest rates of 4.6, 4.4 and 4.8 percent, and expected lives of 9, 6 and 5 years, based upon historic exercise activity of such options.

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

During the years ended December 31, 2006, 2005 and 2004, there were 3,500, 26,500 and 27,700 options granted to non-employee sales agents and consultants, respectively. Options granted to non-employees typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. At December 31, 2006, there were 84,000 of such options outstanding, of which, 53,626 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $246,000 and income tax benefit (expense) of $84,000, $(95,000), and $34,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the above compensation cost is Non-employee stock compensation expense (income) of approximately $36,000, $(61,000), and $83,000, net of taxes, during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, total unrecognized compensation cost related to nonvested awards was $717,000 and is expected to be recognized over a weighted-average period of 2.34 years.

Restricted Stock Awards:

Under the 2003 Plan, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During December 2006, the Committee approved equity compensation to the four outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,000 shares of common stock, or a restricted stock award of 1,675 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards.

The restricted stock awards are divided and issuable in three equal awards with grant dates of December 20, 2006, January 15, 2007, and April 15, 2007. These restricted stock awards are considered fully vested at each of the grant dates, and the fair value at the date of grant is recognized as an operating expense in the consolidated statements of income. The restricted stock awards are restricted from trading for five years from the earliest award date. There was no service period and thus, no risk or provision for forfeiture.

On December 20, 2006, we issued the first grant of 1,674 shares of our common stock to the members of our board of directors that selected the restricted stock awards, and recognized the grant date fair value for the grants of $24,000. The weighted average grant date fair value per share for the grant in the year ended December 31, 2006 was $14.26. The second installment of an aggregate of 1,674 shares of common stock was issued in January 2007, with a grant date fair value of $24,000, and the final installment of 1,677 will be issued in April 2007. We did not grant any restricted stock awards prior to this grant in December 2006.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 27,000, 24,000 and 20,000 shares in the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2006, 2005 and 2004, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 36, 44 and 45 percent; and risk-free interest rates of 4.5, 2.8 and 1.2 percent. The weighted-average fair value of those purchase shares granted in 2006, 2005 and 2004 was $2.95, $5.10, and $4.84, respectively. There are 88,000 shares remaining available to purchase under the plan at December 31, 2006.

10. OPERATING LEASES

In November 2005, we renewed our operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, which serves as Exactech’s Distribution Center and warehouse. The renewal term of the lease is for a period of three years, which commenced August 1, 2006.

In September 2005, our Chinese subsidiary, Exactech Asia, entered into an operating lease for an office and storehouse facility in Shanghai, Peoples Republic of China, which serves as a sales and distribution office. The initial term of the lease is for a period of twenty-one months, which commenced September 1, 2005.

In August 2005, our United Kingdom sudsidiary, Exactech (UK), Ltd., entered into an operating lease for an office facility in Redditch, England, to serve as a sales and distribution office. The initial term of the lease is for a period of three years, which commenced December 1, 2005, with an option for the tenant to cancel the lease after the initial eighteen months.

In December 2004, we entered into an operating lease for an approximately 4,200 square foot office and warehouse facility in Ontario, Canada, to serve as our operations office and distribution center for Canada. The initial term of the lease is for a period of five years, which commenced January 1, 2005.

In March 2006, we renewed an operating lease for an approximately 1,000 square foot office facility in Great Neck, New York, to serve as our operations office for the metropolitan New York and surrounding area. The renewal term of the lease is for a period of two years, which commenced April 1, 2006.

Rent expense associated with operating leases was $173,000, $150,000 and $77,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2006 (in thousands):

Year Ending December 31,
2007	$126
2008	91
2009	48
2010	—

$265

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005. All dollar amounts are in thousands, except per share amounts. Operating results for all quarters in 2006 include compensation cost from stock options as required by SFAS 123R. Included in the operating results for the fourth quarter of 2005, is an adjustment to income of $185,000, net of taxes, attributable to variable accounting for stock options granted to non-employees as required by EITF 96-18:

	Quarter
	First	Second	Third	Fourth	Total
2006
Net sales	$25,412	$26,564	$24,299	$26,155	$102,430
Gross profit	16,439	16,600	15,779	17,041	65,859
Net income	1,576	2,082	1,844	2,250	(1) 7,752
Basic EPS	0.14	0.18	0.16	0.20	0.68
Diluted EPS	0.14	0.18	0.16	0.19	0.67

2005
Net sales	$22,607	$23,865	$21,490	$23,054	$91,016
Gross profit	14,280	15,305	14,389	15,083	59,057
Net income	1,158	1,878	1,730	1,838	6,604
Basic EPS	0.10	0.17	0.15	0.16	0.59
Diluted EPS	0.10	0.16	0.15	0.16	0.57

(1)

Our fourth quarter net income was positively affected by an R&D tax credit of approximately $214,000, recorded during the fourth quarter, but was retroactively effective to the beginning of 2006. The R&D tax credit is a federal tax credit given to domestic manufacturers.

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

Total gross assets held outside the United States as of December 31, 2006 was $5.0 million. Included in these assets is $4.9 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

	(in thousands)
Year ended December 31,	Knee	Hip	Biologics	Other	Corporate	Total
2006
Net Sales	$53,573	$17,867	$13,344	$17,646	$—	$102,430
Segment income from operations	10,285	2,095	667	886	—	13,933
Total assets, net	34,797	27,177	3,257	7,717	40,326	113,274
Capital expenditures	4,103	423	36	586	1,047	6,195
Depreciation and amortization	2,573	1,658	229	607	1,275	6.342

2005
Net Sales	$49,643	$15,840	$11,380	$14,153	$—	$91,016
Segment income (loss) from operations	9,382	1,672	793	(519)	—	11,328
Total assets, net	36,324	27,427	4,021	7,550	39,253	114,575
Capital expenditures	4,826	1,399	685	2,250	4,112	13,272
Depreciation and amortization	2,110	1,538	198	423	1,232	5,501

2004
Net Sales	$48,718	$15,615	$10,275	$7,207	$—	$81,815
Segment income (loss) from operations	10,458	2,243	799	(1,180)	—	12,320
Total assets, net	21,528	18,293	3,733	4,641	33,784	81,979
Capital expenditures	2,653	3,760	390	363	2,149	9,315
Depreciation and amortization	1,680	1,300	135	277	1,107	4,499

Major Customer and International Operations

During each of the years ended December 31, 2006, 2005 and 2004, approximately 3% of the Company’s sales were derived from a major hospital customer. During the years ended December 31, 2006, 2005, and 2004, the Company’s Spanish distributor accounted for approximately 8%, 8% and 7%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2006	2005	2004
Domestic sales	$80,158	$72,390	$66,156
Sales from Spain	8,405	7,397	5,973
Other international sales	13,867	11,229	9,686

Total sales	$102,430	$91,016	$81,815

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting. Our remediation efforts are discussed further below under Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Introduction

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s Assessment

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO and the identification of a material weakness (as further discussed below), management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2006 as it did not provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Material Weakness

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected.

We identified the following material weakness in our internal control over financial reporting—we did not have adequately designed procedures to allocate current and non current inventory balances as required by Accounting Research Bulletin No. 43 (ARB 43). Due to the circumstances described in Note 2 to the consolidated financial statements, management has concluded that a material weakness existed in the Company’s design of the existing controls as of December 31, 2006 as defined under standards established by the Public Company Accounting Oversight Board. Management has not identified any other material weaknesses in its internal control over financial reporting. Solely as a result of this material weakness, we concluded that our internal controls over financial reporting were not effective as of December 31, 2006.

Limitations on the Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Auditor Report

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Remediation Plan – The Company’s management has taken steps to remediate the material weakness identified in Managements Report on Internal Control over Financial Reporting, through the design of controls surrounding the balance sheet classification of inventory within current and non-current assets. Management will monitor, evaluate and test the operating effectiveness of these controls in future periods.

Changes in Internal Controls – No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Exactech, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not have adequately designed procedures to allocate current and non current inventory balances as required by Accounting Research Bulletin No. 43. This material weakness resulted in an adjustment to reclassify $11.7 million of the current inventory balance to noncurrent assets as of December 31, 2006 and the restatement of the Company’s previously issued consolidated balance sheet to reclassify $19.0 million of the current inventory balance to noncurrent assets as of December 31, 2005, as described more fully in Note 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statement and financial statement schedule as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs relating to the restatement discussed in Note 2, and the adoption of Statement of Financial Accounting Standard No. 123R “Share-Based Payments” discussed in Note 2.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 16, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before April 29, 2007 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Compensation Discussion and Analysis” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “Security Ownership” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Transactions” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees and costs billed to us by Deloitte & Touche LLP, our principal accountant, for the fiscal years ended December 31, 2006 and 2005, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the integrated audit of the Company’s annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2006 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $291,700, as compared to $266,912 for the fiscal year ended December 31, 2005.

Audit Related Fees

There were no fees billed by Deloitte & Touche LLP for audit related professional services for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

Deloitte & Touche LLP did not provide professional tax services for either of the fiscal years ended December 31, 2006 and 2005.

All Other Fees

For each of the fiscal years ended December 31, 2006 and 2005, the Company paid Deloitte & Touche LLP $300 tuition for continuing education workshops.

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

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2004	$782	$372	$(893)	$261
2005	261	944	(747)	458
2006	458	837	(868)	427
Allowance for sales returns
2006	—	145	—	145

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 16, 2007		EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2007	By:	/s/ William Petty
William Petty
Chief Executive Officer, (principal executive officer) President and Chairman of the Board

March 16, 2007	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer)

March 16, 2007	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 16, 2007	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 16, 2007	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 16, 2007	By:	/s/ William B. Locander
William B. Locander
Director

Exhibit Index

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.