Form 10-Q
period 2007-03-31
EXACTECH INC
filed 2007-05-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Common Stock, $.01 par value	11,558,989

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31, 2007	(audited) December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,361	$2,006
Accounts receivable, net of allowances of $705 and $572	20,327	17,524
Prepaid expenses and other assets, net	758	1,325
Income taxes receivable	—	219
Inventories – current	41,789	38,742
Deferred tax assets	468	271

Total current assets	64,703	60,087

PROPERTY AND EQUIPMENT:
Land	1,139	1,015
Machinery and equipment	15,129	14,851
Surgical instruments	27,780	26,189
Furniture and fixtures	2,216	2,078
Facilities	11,196	10,481
Projects in process	16	—

Total property and equipment	57,476	54,614
Accumulated depreciation	(23,867)	(22,386)

Net property and equipment	33,609	32,228

OTHER ASSETS:
Notes receivable – related party	3,533	2,904
Other investments	326	398
Deferred financing and deposits, net	687	694
Non-current inventory	6,697	11,679
Product licenses and designs, net	958	994
Patents and trademarks, net	3,843	3,938
Goodwill	352	352

Total other assets	16,396	20,959

TOTAL ASSETS	$114,708	$113,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,471	$5,621
Income taxes payable	1,221	113
Accrued expenses and other liabilities	4,469	4,573
Current portion of long-term debt	1,630	1,633

Total current liabilities	13,791	11,940

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,502	2,620
Line of credit	8,796	11,116
Long-term debt, net of current portion	10,312	10,668
Other long-term liabilities	15	7

Total long-term liabilities	21,625	24,411

Total liabilities	35,416	36,351

SHAREHOLDERS’ EQUITY:
Common stock	116	115
Additional paid-in capital	25,600	25,105
Accumulated other comprehensive loss	(12)	(5)
Retained earnings	53,588	51,708

Total shareholders’ equity	79,292	76,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,708	$113,274

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2007	2006
NET SALES	$29,596	$25,412

COST OF GOODS SOLD	10,861	8,973

Gross profit	18,735	16,439

OPERATING EXPENSES:
Sales and marketing	9,116	7,886
General and administrative	2,970	2,561
Research and development	1,699	1,541
Depreciation and amortization	1,482	1,411

Total operating expenses	15,267	13,399

INCOME FROM OPERATIONS	3,468	3,040

OTHER INCOME (EXPENSE):
Interest income	69	43
Interest expense	(420)	(496)
Foreign currency exchange loss	(21)	(10)

Total other expenses	(372)	(463)

INCOME BEFORE INCOME TAXES	3,096	2,577
PROVISION FOR INCOME TAXES	1,144	937

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,952	1,640

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(72)	(64)

NET INCOME	$1,880	$1,576

BASIC EARNINGS PER SHARE	$0.16	$0.14

DILUTED EARNINGS PER SHARE	$0.16	$0.14

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923
Exercise of stock options	27	1	204	—	—	205
Issuance of restricted common stock for services	2	—	24	—	—	24
Issuance of common stock under the Company’s Employee Stock Purchase Plan	7	—	84	—	—	84
Compensation cost of stock options	—	—	134	—	—	134
Tax benefit from exercise of stock awards	—	—	49	—	—	49
Comprehensive Income:
Net income	—	—	—	1,880	—	1,880
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(7)	(7)

Other comprehensive loss						(7)

Comprehensive income						1,873

Balance, March 31, 2007	11,554	$116	$25,600	$53,588	$(12)	$79,292

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,880	$1,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	133	204
Inventory impairment	350	(36)
Depreciation and amortization	1,659	1,559
Restricted common stock issued for services	24	—
Compensation cost of stock awards	134	82
Tax benefit from exercise of stock options	49	24
Excess tax benefit from exercise of stock options	(52)	—
Loss on disposal of equipment	7	30
Foreign currency exchange loss	21	35
Equity in net loss of other investments	72	65
Deferred income taxes	(315)	(185)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,936)	(1,406)
Income taxes receivable	219	—
Prepaids and other assets	583	679
Inventories	1,585	(1,938)
Accounts payable	829	(2,020)
Income taxes payable	1,108	370
Accrued expense & other liabilities	(99)	742

Net cash provided by (used in) operating activities	5,251	(219)

INVESTING ACTIVITIES:
Notes receivable issued to related party	(629)	(382)
Purchases of property and equipment	(2,916)	(1,008)
Cost of patents and trademarks	—	(167)

Net cash used in investing activities	(3,545)	(1,557)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(2,320)	1,773
Principal payments on debt	(363)	(201)
Proceeds from long-term debt	—	349
Debt issuance costs	(9)	34
Excess tax benefit from exercise of stock options	52	—
Proceeds from issuance of common stock	289	151

Net cash (used in) provided by financing activities	(2,351)	2,106

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(645)	330
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,006	1,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,361	$1,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$382	$158
Income taxes	58	727
Noncash investing and financing activities:
Acquisition of subsidiary	$—	$63
Cash flow hedge gain (loss)	(7)	49

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2006 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month periods ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

A significant item reclassified for the three month period ended March 31, 2006, was the expense incurred for payment of royalties, which has been reclassified from operating expense to cost of goods sold. These royalty expenses represent payments made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Royalty expense was $832,000 for the three months ended March 31, 2006. The reclassification resulted in a reduction of 3% to gross margin for the three month period ended March 31, 2006, and a reduction of approximately 3% to our operating expenses as a percentage of sales.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Exactech is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

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

3. INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three months ended March 31, 2007 were $350,000. No impairment charges were recognized for the three months ended March 31, 2006. Inventory is also reviewed for the ability to turn over the inventory within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of March 31, 2007 and December 31, 2006, we had $6,697,000 and $11,679,000 of inventory recorded as a non-current asset, respectively.

The following table summarizes the Company’s classifications of inventory as of March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Raw materials	$13,529	$14,227
Work in process	482	500
Finished goods on hand	16,167	18,748
Finished goods on loan	18,308	16,946

Inventory total	48,486	50,421
Non-current inventory	6,697	11,679

Inventory – current	$41,789	$38,742

4. INCOME TAX

Exactech adopted the provisions of FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Exactech’s adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense. For the three months ended March 31, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2003 and forward remain open under United States statutes of limitation.

5. DEBT

Debt consists of the following at March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.71% as of March 31, 2007); proceeds used to finance construction of current facility	$1,800	$1,800
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.82% as of March 31, 2007); proceeds used to finance expansion of current facility	3,303	3,363
Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (7.07% as of March 31, 2007); proceeds used to finance equipment for facility expansion	585	662
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (7.07% as of March 31, 2007); proceeds used to finance equipment for production facility expansion	2,674	2,823
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,580	3,653
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (7.32% as of March 31, 2007). Proceeds used to fund inventory purchases.	8,796	11,116

Total debt	20,738	23,417
Less current portion	(1,630)	(1,633)

	$19,108	$21,784

The following is a schedule of debt maturities as of March 31, 2007, for the years ended December 31:

2007	$1,274
2008	10,442
2009	1,415
2010	1,390
2011	1,270
Thereafter	4,947

$20,738

6. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to a product liability suit. In a case filed in Madrid, Spain, the claimant received an initial judgment, which the Company appealed. On April 16, 2007, the Company received a favorable judgment on the appeal that reversed the initial judgment against and awarded litigation costs to the Company. The plaintiff has asked for leave to appeal the reversal, however to date has not filed an appeal of the judgment. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2007, the Company’s accrual for product liability claims decreased $23,000 from December 31, 2006, primarily as a result of the resolution of certain claims. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At March 31, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.4 million and outstanding commitments for the purchase of capital equipment of $264,000. In association with a renewal of one of our distribution agreements, at March 31, 2007, we had minimum purchase commitments of €1.8 million, equivalent to $2.4 million at an exchange rate of 1.33 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $2.3 million during the three months ended March 31, 2007.

Financing Commitments

Exactech has committed to make loans available to our equity method investee, Altiva Corporation, in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of March 31, 2007, Exactech had extended to Altiva the principal sum of $3.5 million under this commitment, bearing interest currently at 8.85%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans can be converted into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of March 31, 2007, there was $5.9 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment. Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. We may be required to consolidate Altiva assuming that we continue the funding of product line acquisitions. At March 31, 2007, based upon this analysis, we have determined that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring further consideration for consolidation.

Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be equal to 80% of the valuation of Altiva’s business, which valuation is subject to a floor of $25.0 million and adjustments for the amounts of indebtedness, cash and cash equivalents and accounts payable Altiva holds at the time the purchase price is calculated. The stockholders agreement provides that the Altiva valuation will be calculated by applying a buyout multiple to Altiva’s trailing twelve months revenue as of the date the purchase price is calculated. This buyout multiple is calculated by reference to an “Exactech Multiple” which is calculated by dividing Exactech’s average stock price for the preceding 90 days by Exactech’s trailing twelve months revenue per share. Under the formulations set forth in the stockholders agreement with respect to the relationship between the buyout multiple and the Exactech Multiple, the buyout multiples would range from 1.5 to 4.0 based on the Exactech Multiple at that time.

7. SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics, and other products. The “other” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to Exactech’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Total gross assets held outside the United States as of March 31, 2007, was $5.3 million. Included in these assets is $4.0 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table:

(in thousands)	Knee	Hip	Biologics	Other	Corporate	Total
Three months ended March 31,
2007
Net sales	$15,732	$5,504	$3,481	$4,879	$—	$29,596
Segment profit (loss)	2,723	515	131	99	(372)	3,096
Total assets, net	34,530	24,287	3,590	9,093	43,208	114,708
Capital expenditures	1,061	332	22	290	1,211	2,916
Depreciation and Amortization	634	386	37	158	444	1,659

2006
Net sales	$13,866	$3,832	$3,344	$4,370	$—	$25,412
Segment profit (loss)	2,548	405	197	(110)	(463)	2,577	(1)
Total assets, net	36,571	29,001	3,598	7,658	40,696	117,524	(2)
Capital expenditures	207	264	36	164	504	1,175
Depreciation and Amortization	612	417	56	147	327	1,559	(3)

(1)

The segment profit (loss) for the three month period ended March 31, 2006, was adjusted to reflect our income before income taxes. The adjustment of $463,000 was related to interest and other expense and is not allocated to individual segments.

(2)

The total assets as of March 31, 2006, was adjusted to reflect the deferred tax asset change from current to non-current, related to our reclassification of current inventory to non-current inventory in 2006.

(3)	Depreciation and amortization for the three month period ended March 31, 2006, was adjusted to include depreciation expense included in our cost of goods sold.

Geographic distribution of sales is summarized in the following table (in thousands):

	2007	2006
Three months ended March 31,
Domestic sales	$22,714	$19,708
Sales from Spain	2,683	2,226
Other international sales	4,199	3,478

Total sales	$29,596	$25,412

8. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
Net income	$1,880			$1,576

Basic EPS:
Net income available to common shareholders	$1,880	11,534	$0.16	$1,576	11,375	$0.14

Effect of dilutive securities:
Stock options		251			221

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,880	11,785	$0.16	$1,576	11,596	$0.14

For the three months ended March 31, 2007, weighted average options to purchase 298,760 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2006, weighted average options to purchase 490,000 shares of common stock at exercise prices ranging from $11.30 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant, and has a maximum term of ten years. As of March 31, 2007, there were 601,422 total remaining shares issuable under the 2003 Plan.

We apply the fair-value method under SFAS 123R in accounting for employee options, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”). The fair value of each option granted to employees and each ESPP award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with weighted-average assumptions used for grants on the date of grant. We apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $134,000 and $82,000 and income tax benefit of $49,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $29,000 and $39,000, net of taxes, during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, total unrecognized compensation cost related to unvested awards was $632,000 and is expected to be recognized over a weighted-average period of 2.22 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2007 and changes during the quarter is presented below:

	2007
	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,025,380	$12.30
Granted	—	—		—
Exercised	(27,650)	7.41		229
Forfeited or Expired	(600)	14.27

Outstanding – March 31	997,130	$12.43	5.89	$3,932

Exercisable – March 31	843,582	$12.23	5.46	$3,557

Weighted average fair value per share of options vested during the quarter		$13.9

Weighted average fair value per share of options granted during the quarter		$—

Outstanding options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were no stock options granted during the three months ended March 31, 2007 and 2006.

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

On December 20, 2006, we issued the first award of 1,674 shares of our common stock to the members of our board of directors that selected the restricted stock awards, and recognized the grant date fair value for the grants of $24,000. The second award of an aggregate of 1,674 shares of common stock was issued January 15, 2007, with a grant date fair value of $24,000. The weighted average grant date fair value per share for the January 2007 grant was $14.40. The final award of 1,677 was issued in April 2007, with a grant date fair value of $28,000. We did not grant any restricted stock awards prior to the grant in December 2006.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 7,000 shares in each of the three months ended March 31, 2007 and 2006. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2007 and 2006, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 31 and 36 percent; and risk-free interest rates of 5.1 and 4.5 percent. The weighted-average fair value of those purchase shares granted in 2007 and 2006 was $3.06 and $2.41, respectively. There are 81,000 shares remaining available to purchase under the plan at March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials and other product lines has increased as a percentage of the Company’s total revenues over the past several years, as Exactech expands its current distribution from the ongoing introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers, and the Equinoxe® shoulder system have contributed to Exactech’s revenue growth and are expected to continue to be an important part of the Company’s anticipated future revenue growth.

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

Overview of the Three Months Ended March 31, 2007

During the quarter ended March 31, 2007, sales increased 16.5% to $29.6 million from $25.4 million in the comparable quarter ended March 31, 2006, as we continued to realize contribution from expansion of our product offerings in all of our product lines. Gross margins decreased slightly to 63.3% from 64.7% as a result of mix shift in business with a higher mix of international sales that carry a lower gross margin. Operating expenses increased 13.9% from the quarter ended March 31, 2006, representing 51.5% of total sales as compared to 52.7% in the first quarter of 2006. Net income for the quarter ended March 31, 2007 increased 19.3% and diluted earnings per share were $0.16 as compared to $0.14 last year. Included in these consolidated results of operations for the three months ended March 31, 2007 is a loss of $41,000 from our subsidiary, Exactech Asia, and income of $2,000 from our subsidiary, Exactech UK.

We continued to make progress in managing our inventory, reducing inventory levels from the year ended December 31, 2006, while increasing net sales. During the three months ended March 31, 2007, we acquired $2.9 million in property and equipment, including a new building purchased during the quarter, as well as new production equipment and surgical instrumentation. Cash flow from operations was $5.3 million for the three months ended March 31, 2007 as compared to a net cash outflow from operations of $219,000 during the three months ended March 31, 2006.

The following table includes the net sales and percentage of net sales for each of Exactech’s product lines for the three month periods ended March 31, 2007 and March 31, 2006:

Sales by Product Line
(dollars in thousands)

	Three Months Ended
	March 31, 2007		March 31, 2006
Knee Products	$15,732	53.2%	$13,866	54.5%
Hip Products	5,504	18.6	3,832	15.1
Biologics	3,481	11.7	3,344	13.2
Other Products	4,879	16.5	4,370	17.2

Total	$29,596	100.0%	$25,412	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2007 – 2006 Inc (decr)		% of Sales
	2007	2006	$	%	2007	2006
Net sales	$29,596	$25,412	4,184	16.5	100.0%	100.0%
Cost of goods sold	10,861	8,973	1,888	21.0	36.7	35.3

Gross profit	18,735	16,439	2,296	14.0	63.3	64.7
Operating expenses:
Sales and marketing	9,116	7,886	1,230	15.6	30.8	31.0
General and administrative	2,970	2,561	409	16.0	10.0	10.1
Research and development	1,699	1,541	158	10.3	5.7	6.1
Depreciation and amortization	1,482	1,411	71	5.0	5.0	5.5

Total operating expenses	15,267	13,399	1,868	13.9	51.5	52.7

Income from operations	3,468	3,040	428	14.1	11.8	12.0
Other (expenses) income, net	(372)	(463)	(91)	(19.7)	(1.3)	(1.8)

Income before taxes	3,096	2,577	519	20.1	10.5	10.2
Provision for income taxes	1,144	937	207	22.1	3.9	3.7

Income before equity in net loss of other investments	1,952	1,640	312	19.0	6.6	6.5
Equity in net loss of other investments	(72)	(64)	8	12.5	(0.2)	(0.3)

Net income	$1,880	$1,576	304	19.3	6.4	6.2

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales

For the quarter ended March 31, 2007, total sales increased 16.5% to $29.6 from $25.4 million in the comparable quarter ended March 31, 2006. Sales of knee implant products increased 13.5% during the quarter ended March 31, 2007 to $15.7 million from $13.9 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating platform components. Hip implant sales of $5.5 million during the quarter ended March 31, 2007 was an increase of 43.6% over the $3.8 million in sales during the quarter ended March 31, 2006, primarily due to the continued momentum of our new Novation™ hip system. Sales from biologics increased 4.1% during the quarter ended March 31, 2007 to $3.5 million, up from $3.3 million in the comparable quarter in 2006, as our Optecure™ service continues to gain market penetration. Sales of all other products increased to $4.9 million as compared to $4.4 million in the same quarter last year, as we continued to gain sales revenues with our Equinoxe® shoulder system and InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 15.3% to $22.7 million, or 76.7% of total sales, during the quarter ended March 31, 2007, up from $19.7 million, which represented 77.6% of total sales, in the comparable quarter last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as total international sales increased 20.7% to $6.9 million, representing 23.3% of total sales, for the quarter ended March 31, 2007, as compared to $5.7 million, which was 22.5% of total sales, for the same quarter in 2006.

Gross Profit

Gross profit increased 14.0% to $18.7 million in the quarter ended March 31, 2007 from $16.4 million in the quarter ended March 31, 2006. As a percentage of sales, gross profit decreased to 63.3% during the quarter ended March 31, 2007 as compared to 64.7% in the quarter ended March 31, 2006, primarily due to the mix shift to more international business. Our royalty expenses also increased as a result of our sales results. Looking forward, we expect gross profit, as a percentage of sales, to range from 63% to 65%.

Operating Expenses

Total operating expenses increased 13.9% to $15.3 million in the quarter ended March 31, 2007 from $13.4 million in the quarter ended March 31, 2006. As a percentage of sales, total operating expenses decreased to 51.5% in the quarter ended March 31, 2007 from 52.7% in the comparable quarter ended March 31, 2006.

Sales and marketing expenses, the largest component of total operating expenses, increased 15.6% for the quarter ended March 31, 2007 to $9.1 million from $7.9 million in the same quarter last year, primarily due to our additional expenses on national marketing meetings. As a percentage of sales, sales and marketing expenses were 30.8% during the quarter ended March 31, 2007, down from 31.0% in the same quarter last year. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31%.

General and administrative expenses increased 16.0% to $3.0 million in the quarter ended March 31, 2007 from $2.6 million in the quarter ended March 31, 2006 primarily as a result of additional audit fees related to the financial audit for 2006. Our general and administrative expenses also increased in correlation to our sales due to additional support services required as our operations grow. As a percentage of sales, general and administrative expenses remained relatively flat at 10.0% for the quarter ended March 31, 2007, as compared to 10.1% in the quarter ended March 31, 2006. General and administrative expenses for the balance of the year ending December 31, 2007 are expected to be in the range of 9% to 10%, as a percentage of sales.

Research and development expenses increased 10.3% for the quarter ended March 31, 2007 to $1.7 million from $1.5 million in the same quarter last year. As a percentage of sales, research and development expenses decreased slightly to 5.7% for the quarter ended March 31, 2007 from 6.1% for the comparable quarter last year. More robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses throughout the remainder of the year, ranging from 5% to 7% of sales.

Depreciation and amortization increased 5.0% to $1.5 million during the quarter ended March 31, 2007 from $1.4 million in the quarter ended March 31, 2006, primarily as a result of continuing investment in surgical instrumentation and the expansion of our manufacturing operations. During the quarter ended March 31, 2007, we acquired a warehouse facility for $715,000 in our existing complex, placed $1.6 million of surgical instrumentation and $293,000 of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization decreased during the three month period ended March 31, 2007 to 5.0% as compared to 5.5% for the three month period ended March 31, 2006.

Income from Operations

Our income from operations increased 14.1% to $3.5 million in the quarter ended March 31, 2007 from $3.0 million in the quarter ended March 31, 2006, as growth in top line sales outpaced growth in total operating expenses. Looking forward, we anticipate income from operations to be in the range of 13% to 14% of sales for the remainder of 2007.

Other Income and Expenses

Other expenses, net of other income, decreased to $372,000 during the quarter ended March 31, 2007, from $463,000 in the quarter ended March 31, 2006, primarily due to a reduction in interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the quarter ended March 31, 2007 of $351,000 as compared to $453,000 during the quarter ended March 31, 2006.

Equity Method Investee Gains and Losses

Losses from our equity method investment in Altiva totaled $72,000 for the quarter ended March 31, 2007 as compared to $64,000 for the quarter ended March 31, 2006. We anticipate that Altiva will reduce their comparative losses for the remainder of 2007.

Taxes and Net Income

Income before provision for income taxes increased 20.1% to $3.1 million in the quarter ended March 31, 2007 from $2.6 million in the quarter ended March 31, 2006. The effective tax rate, as a percentage of income before taxes, was 37.0% for the quarter ended March 31, 2007, as compared to 36.4% in the quarter ended March 31, 2006. We expect our effective tax rates to range from 36.5% to 37.5% for the balance of 2007. Upon our adoption of FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, on January 1, 2007, we evaluated the impact and determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $1.9 million in the quarter ended March 31, 2007, an increase of 19.3% from $1.6 million in the quarter ended March 31, 2006. As a percentage of sales, net income was relatively the same at 6.4% and 6.2% in the quarters ended March 31, 2007 and 2006, respectively. Earnings per share, on a diluted basis, increased to $0.16 for quarter ended March 31, 2007, from $0.14 for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, exercise of stock options and cash flows from its operating activities. At March 31, 2007, we had working capital of $50.9 million, an increase of 5.7% from $48.1 million at the end of 2006. Working capital in 2007 has increased primarily as a result of improved cash flow from our operations. We experienced a decrease in our total inventory, as we projected. We expect total inventory balances to continue to decrease modestly during the remainder of the year ending December 31, 2007. We hold certain inventory as non-current due to our estimation of inventory that we will not turn over within a twelve month period. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $5.3 million in the three months ended March 31, 2007, as compared to a net cash outflow from operations of $219,000 during the three months ended March 31, 2006. A primary contributor to this change related to additional decreases in inventory as compared to the prior year. A partial offset to the operating cash inflow for the first three months of 2007 was an increase in accounts receivable of $2.9 million, which is attributable to sales growth. Our allowance for doubtful accounts and sales returns increased to $705,000 at March 31, 2007 from $572,000 at December 31, 2006 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, improved for the three months ended March 31, 2007 to 58 from a ratio of 63 for the three months ended March 31, 2006. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. As projected, decreases in inventory provided cash of $1.6 million during the first three months ended March 31, 2007, which was significant compared to net cash used of $1.9 million during the same period ended March 31, 2006. The increase in accounts payable and income tax payable for the three months ended March 31, 2007 provided aggregate net cash of $2.2 million, in contrast to a decrease, which used net cash of $1.6 million for the three months ended March 31, 2006.

Investing Activities - Investing activities used net cash of $3.5 million in the three months ended March 31, 2007, as compared to $1.6 million in the three months ended March 31, 2006, the increase primarily relating to the additional purchases of surgical instrumentation and manufacturing equipment as well as the acquisition of the building.

Financing Activities - Financing activities used net cash of $2.4 million in the three months ended March 31, 2007, as compared to $2.1 million in net cash provided for the three months ended March 31, 2006. In the first three months of 2007, we made net repayments under our credit line of $2.3 million, as compared to net borrowings of $1.8 million in the first three months of 2006. Our commercial debt facilities decreased by $363,000 as a result of repayments during the three months ended March 31, 2007, as compared to $201,000 in the first three months of 2006. Proceeds from the exercise of stock options provided cash of $289,000 in the three months ended March 31, 2007, as compared to $151,000 in the three months ended March 31, 2006, and the proceeds were used to fund capital expenditures.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line is limited to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at March 31, 2007, a total of $19.7 million was available to borrow under the Exactech line of credit, of which, $8.8 million had been borrowed, bearing interest currently at 7.32%. On the Altiva guaranteed line of credit, there was $5.9 million outstanding bearing an interest rate of 7.32% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at March 31, 2007 was $1.8 million bearing a variable rate of interest of 3.7%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2007, there was $3.3 million outstanding under this loan bearing a variable rate of interest equal to 6.8%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At March 31, 2007, $585,000 was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2007, $2.7 million was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At March 31, 2007, there was $3.6 million outstanding under this loan.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at March 31, 2007.

At March 31, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.4 million and outstanding commitments for the purchase of capital equipment of $264,000. In association with a renewal of one of our distribution agreements, at March 31, 2007, we had minimum purchase commitments of €1.8 million, equivalent to $2.4 million at an exchange rate of 1.33 U.S. dollars per Euro, for the purchase of inventory during the term of the agreement, ending December 31, 2007. Purchases under the distribution agreements were $2.3 million and during the three months ended March 31, 2007.

In October 2003, Exactech acquired a 16.7% minority interest in our equity method investee, Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of March 31, 2007, Exactech had extended to Altiva the principal sum of $3.5 million under this commitment, bearing interest currently at 8.85%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. At Exactech’s election any time between October 29, 2005 and October 28, 2008, these loans can be converted by Exactech into shares of Altiva’s Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of March 31, 2007, there was $5.9 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment.

Exactech, Altiva, all other holders of Altiva’s preferred stock and certain officers of Altiva have also entered into a stockholders agreement under the terms of which Exactech was granted an option, exercisable any time between October 29, 2005 and October 28, 2008, to purchase all of the outstanding shares of Altiva’s common stock, preferred stock and securities that are convertible into common stock or preferred stock, or all or substantially all of the assets of Altiva. The purchase price payable under this buyout option will be equal to 80% of the valuation of Altiva’s business, which valuation is subject to a floor of $25.0 million and adjustments for the amounts of indebtedness, cash and cash equivalents and accounts payable Altiva holds at the time the purchase price is calculated. The stockholders agreement provides that the Altiva valuation will be calculated by applying a buyout multiple to Altiva’s trailing twelve months revenue as of the date the purchase price is calculated. This buyout multiple is calculated by reference to an “Exactech Multiple” which is calculated by dividing Exactech’s average stock price for the preceding 90 days by Exactech’s trailing twelve months revenue per share. Under the formulations set forth in the stockholders agreement with respect to the relationship between the buyout multiple and the Exactech Multiple, the buyout multiples would range from 1.5 to 4.0 based on the Exactech Multiple at that time.

Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. Exactech has evaluated its investment in Altiva Corporation at March 31, 2007 in accordance with the provisions of FIN 46R, and based upon this analysis, and have determined that Altiva does not qualify as a variable interest entity requiring consolidation.

During 2006, Exactech began providing Biologic products to Altiva Corporation on consignment for sale to unaffiliated third parties. We recognize sales upon Altiva’s distribution of these products to the unaffiliated third parties. For biologic products that were sold on consignment through Altiva we recorded sales of $132,000 for the three months ended March 31, 2007, and accounts receivable balance as of March 31, 2007, was $97,000.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2006 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exactech is exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $11,000 for the remainder of 2007. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2007, and the weighted average interest rates are those experienced during the year to date ended March 31, 2007 (in thousands, except percentages):

	2007	2008	2009	2010	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$611	$—	$—	$—	$—	$611
Weighted average interest rate	3.2%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,000	$1,800
Weighted average interest rate	3.7%
Commercial construction loan at variable interest rate	158	210	210	210	2,515	3,303
Weighted average interest rate	6.8%
Commercial equipment loan at variable interest rate	229	305	51	—	—	585
Weighted average interest rate	7.1%
Commercial equipment loan at variable interest rate	445	594	594	594	447	2,674
Weighted average interest rate	7.1%
Commercial real estate loan at fixed rate swap	242	337	360	386	2,255	3,580
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	8,796	—	—	—	8,796
Weighted average interest rate	7.3%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the three months ended March 31, 2007 and 2006, translation losses were not significant. Exactech may experience translation gains and losses during the year ending December 31, 2007; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the first three months of 2007 were $21,000 as compared to $10,000 during the same period in 2006, primarily due to the strength of the Euro as compared to the U.S. dollar for much of the quarter. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures – Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control – There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for changes implemented relating to the remediation of the material weakness identified in our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Management developed and implemented new specific procedures to enhance the design of the internal controls surrounding management’s process of allocating current and non-current inventory balances, required by Accounting Research Bulletin 43. Management diligently evaluated the control activities to ensure proper reporting of current and non-current inventory balances.

As of March 31, 2007, we believe that we have taken the steps necessary to remediate this material weakness, although we will continue to monitor these procedures and controls vigorously and will make any further changes that management determines are necessary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. Exactech is currently a party to a product liability suit. In a case filed in Madrid, Spain, the claimant received an initial judgment, which the Company appealed. On April 16, 2007, the Company received a favorable judgment on the appeal that reversed the initial judgment against and awarded litigation costs to the Company. The plaintiff has asked for leave to appeal the reversal, however to date has not filed an appeal of the judgment. While we believe that this claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. Exactech therefore maintains insurance, subject to self-insured retention limits, for these and all such claims, and establishes accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2007, the Company’s accrual for product liability claims decreased $23,000 from December 31, 2006, primarily as a result of the resolution of certain claims. This and similar matters are subject to various uncertainties, and it is possible that this matter may be resolved unfavorably to the Company. However, while it is not possible to predict with certainty the outcome of this or similar cases, it is the opinion of management that, upon ultimate resolution, this case will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2007, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2006.

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

Exactech, Inc.

Date: May 8, 2007	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 8, 2007	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.