Form 10-Q
period 2007-06-30
EXACTECH INC
filed 2007-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $.01 par value	11,580,826

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) June 30, 2007	(audited) December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800	$2,006
Accounts receivable, net of allowances of $849 and $572	22,271	17,524
Prepaid expenses and other assets, net	1,471	1,325
Income taxes receivable	505	219
Inventories – current	44,966	38,742
Deferred tax assets	483	271

Total current assets	70,496	60,087

PROPERTY AND EQUIPMENT:
Land	1,140	1,015
Machinery and equipment	15,307	14,851
Surgical instruments	29,022	26,189
Furniture and fixtures	2,238	2,078
Facilities	11,196	10,481
Projects in process	724	—

Total property and equipment	59,627	54,614
Accumulated depreciation	(25,081)	(22,386)

Net property and equipment	34,546	32,228

OTHER ASSETS:
Notes receivable – related party	3,882	2,904
Other investments	219	398
Deferred financing and deposits, net	731	694
Non-current inventory	2,236	11,679
Product licenses and designs, net	1,214	994
Patents and trademarks, net	2,311	3,938
Goodwill	352	352

Total other assets	10,945	20,959

TOTAL ASSETS	$115,987	$113,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,174	$5,621
Income taxes payable	—	113
Accrued expenses and other liabilities	5,291	4,573
Line of credit	7,418	—
Current portion of long-term debt	1,635	1,633

Total current liabilities	22,518	11,940

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,386	2,620
Line of credit	—	11,116
Long-term debt, net of current portion	9,951	10,668
Other long-term liabilities	—	7

Total long-term liabilities	12,337	24,411

Total liabilities	34,855	36,351

SHAREHOLDERS’ EQUITY:
Common stock	116	115
Additional paid-in capital	25,980	25,105
Accumulated other comprehensive income (loss)	35	(5)
Retained earnings	55,001	51,708

Total shareholders’ equity	81,132	76,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,987	$113,274

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2006	2007	2006
NET SALES	$31,559	$26,565	$61,155	$51,976

COST OF GOODS SOLD	11,760	9,965	22,621	18,937

Gross profit	19,799	16,600	38,534	33,039

OPERATING EXPENSES:
Sales and marketing	9,299	7,185	18,415	15,071
General and administrative	2,936	2,304	5,906	4,865
Research and development	2,011	1,663	3,710	3,204
Impairment loss	1,519	—	1,519	—
Depreciation and amortization	1,533	1,421	3,015	2,832

Total operating expenses	17,298	12,573	32,565	25,972

INCOME FROM OPERATIONS	2,501	4,027	5,969	7,067

OTHER INCOME (EXPENSE):
Interest income	85	52	154	95
Interest expense	(347)	(581)	(767)	(1,077)
Foreign currency exchange loss	(27)	(36)	(48)	(46)

Total other expenses	(289)	(565)	(661)	(1,028)

INCOME BEFORE INCOME TAXES	2,212	3,462	5,308	6,039

PROVISION FOR INCOME TAXES	692	1,330	1,836	2,267

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	1,520	2,132	3,472	3,772

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(107)	(50)	(179)	(114)

NET INCOME	$1,413	$2,082	$3,293	$3,658

BASIC EARNINGS PER SHARE	$0.12	$0.18	$0.29	$0.32

DILUTED EARNINGS PER SHARE	$0.12	$0.18	$0.28	$0.31

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923
Exercise of stock options	42	1	340	—	—	341
Issuance of restricted common stock for services	3	—	52	—	—	52
Issuance of common stock under the Employee Stock Purchase Plan	15	—	174	—	—	174
Compensation cost of stock options	—	—	251	—	—	251
Tax benefit from exercise of stock awards	—	—	58	—	—	58
Comprehensive income:
Net income	—	—	—	3,293	—	3,293
Change in fair value of cash flow hedge, net of tax	—	—	—	—	40	40

Other comprehensive income						40

Comprehensive income						3,333

Balance, June 30, 2007	11,578	$116	$25,980	$55,001	$35	$81,132

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,293	$3,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for doubtful accounts and sales returns	277	96
Inventory impairment	522	346
Depreciation and amortization	3,367	3,136
Restricted common stock issued for services	52	—
Compensation cost of stock awards	251	128
Tax benefit from exercise of stock options	58	227
Excess tax benefit from exercise of stock options	(52)	(169)
Loss on disposal of equipment	38	83
Loss on impairment	1,519	—
Foreign currency exchange loss	48	35
Equity in net loss of other investments	179	114
Deferred income taxes	(446)	(250)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(5,024)	(1,662)
Prepaids and other assets	(145)	(112)
Inventories	2,697	(383)
Accounts payable	2,430	(3,474)
Income taxes payable/receivable	(399)	614
Accrued expense & other liabilities	729	702

Net cash provided by operating activities	9,394	3,089

INVESTING ACTIVITIES:
Notes receivable issued to related party	(978)	(844)
Purchases of property and equipment	(5,454)	(2,088)
Purchases of product licenses and designs	(300)	—
Cost of patents and trademarks	—	(168)

Net cash used in investing activities	(6,732)	(3,100)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(3,698)	616
Principal payments on debt	(719)	(403)
Proceeds from long-term debt	—	349
Debt issuance costs	(18)	49
Excess tax benefit from exercise of stock options	52	169
Proceeds from issuance of common stock	515	479

Net cash (used in) provided by financing activities	(3,868)	1,259

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,206)	1,248
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,006	1,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$800	$2,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$716	$354
Income taxes	2,577	1,674
Non-cash investing and financing activities:
Acquisition of subsidiary	$—	$63
Cash flow hedge gain	40	83
Financing of insurance premiums	—	795

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE, 2007 AND 2006

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

A significant item reclassified for the three and six month periods ended June 30, 2006, was the expense incurred for payment of royalties, which has been reclassified from operating expense to cost of goods sold. These royalty expenses represent payments made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Royalty expense was $850,000 for the three months ended June 30, 2006 and $1,682,000 for the six months ended June 30, 2006.

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

3.	INTANGIBLE ASSET IMPAIRMENT

As a part of our comprehensive hard bearing program, we entered a license and distribution agreement with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that will adversely impact their ability to produce the diamond hip bearings they had been developing.

Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the current full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our condensed consolidated statement of income.

4.	INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and six months ended June 30, 2007, were $172,000 and $522,000, respectively. Impairment charges for the three and six months ended June 30, 2006 were $346,000 and $346,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the next twelve months, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of June 30, 2007 and December 31, 2006, we had $2,236,000 and $11,679,000 of inventory recorded as a non-current asset, respectively.

The following table summarizes the Company’s classifications of inventory as of June 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Raw materials	$11,383	$14,227
Work in process	730	500
Finished goods on hand	16,535	18,748
Finished goods on loan	18,554	16,946

Inventory total	47,202	50,421
Non-current inventory	2,236	11,679

Inventory – current	$44,966	$38,742

5.	INCOME TAX

Exactech adopted the provisions of FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Exactech’s adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2003 and forward remain open to examination under United States statutes of limitation.

6.	DEBT

Debt consists of the following at June 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2007-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.79% as of June 30, 2007); proceeds used to finance construction of current facility	$1,800	$1,800

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.82% as of June 30, 2007); proceeds used to finance expansion of current facility	3,250	3,363

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (7.07% as of June 30, 2007); proceeds used to finance equipment for facility expansion	508	662

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (7.07% as of June 30, 2007); proceeds used to finance equipment for production facility expansion	2,526	2,823

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,502	3,653

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (7.07% as of June 30, 2007). Proceeds used to fund inventory purchases.	7,418	11,116

Total debt	19,004	23,417
Less current portion	(9,053)	(1,633)

	$9,951	$21,784

The following is a schedule of debt maturities as of June 30, 2007, for the years ended December 31:

2007	$918
2008	9,064
2009	1,415
2010	1,390
2011	1,270
Thereafter	4,947

$19,004

7.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of the business, principally product liability cases. We recently settled a product liability suit filed in Madrid, Spain, for $13,000, which will be paid during the third quarter of 2007. We are unable to predict the ultimate outcome of outstanding litigation such as this. Therefore we maintain insurance, subject to self-insured retention limits, for these and all such claims, and we establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2007, our accrual for product liability claims decreased $212,000 from December 31, 2006, primarily as a result of the resolution of the case in Madrid, Spain and resolution of certain other claims. Certain matters are subject to various uncertainties, and it is possible that those matters may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At June 30, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.1 million and outstanding commitments for the purchase of capital equipment of $554,000. We maintain several distribution agreements with third parties, of which we had $5.0 million in purchases during the six months ended June 30, 2007. In association with of one of our distribution agreements, at June 30, 2007, we had a remaining minimum commitment to purchase €1.3 million, equivalent to $1.7 million at an exchange rate of 1.35 U.S. dollars per Euro, for the purchase of inventory during the remaining term of the agreement, ending December 31, 2007.

Financing Commitments

Exactech has committed to make loans available to our equity method investee, Altiva Corporation, in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of June 30, 2007, Exactech had extended to Altiva the principal sum of $3.9 million under this commitment, bearing interest currently at 8.6%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans can be converted into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of June 30, 2007, there was $6.0 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment. Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. We may be required to consolidate Altiva assuming that we continue the funding of product line acquisitions. At June 30, 2007, based upon this analysis, we have determined that Altiva qualifies as a business as defined by FIN 46R and does not qualify as a variable interest entity requiring further consideration for consolidation.

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

8.	SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee, hip, biologics, upper extremity and other products. The “other” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. We previously included our upper extremity product line in the “other” segment, however, due to the growth in the upper extremity segment we have separated this segment and reclassified segment amounts for prior periods. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to Exactech’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Total gross assets held outside the United States as of June 30, 2007, was $5.8 million. Included in these assets is $4.3 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table:

(in thousands)	Knee	Hip		Biologics	Upper Extremity	Other	Corporate	Total
Three months ended June 30,
2007
Net sales	$16,862	$5,416		$3,925	$2,334	$3,022	$—	$31,559
Segment profit (loss)	2,400	(738	)(1)	282	701	(144)	(289)	2,212
Total assets, net	32,807	23,622		3,982	3,840	5,056	46,680	115,987
Capital expenditures	739	483		309	164	100	1,043	2,838
Depreciation and Amortization	657	393		45	85	79	449	1,708

2006
Net sales	$14,415	$4,576		$2,962	$1,257	$3,355	$—	$26,565
Segment profit (loss)	3,265	766		107	343	(454)	(565)	3,462	(2)
Total assets, net	34,730	28,524		3,424	3,513	4,430	43,602	118,223	(3)
Capital expenditures	785	—		—	45	73	178	1,081
Depreciation and Amortization	622	422		57	78	69	329	1,577	(4)

Six months ended June 30,
2007
Net sales	$32,594	$10,920		$7,406	$3,922	$6,313	$—	$61,155
Segment profit (loss)	5,123	(223	)(1)	413	1,105	(449)	(661)	5,308
Total assets, net	32,807	23,622		3,982	3,840	5,056	46,680	115,987
Capital expenditures	1,800	815		331	291	263	2,254	5,754
Depreciation and Amortization	1,291	779		82	167	155	893	3,367

2006
Net sales	$28,281	$8,408		$6,306	$2,405	$6,576	$—	$51,976
Segment profit (loss)	5,813	1,171		304	660	(881)	(1,028)	6,039	(2)
Total assets, net	34,730	28,524		3,424	3,513	4,430	43,602	118,223	(3)
Capital expenditures	992	264		36	69	213	682	2,256
Depreciation and Amortization	1,234	839		113	160	134	656	3,136	(4)

(1)

The segment profit (loss) for the three and six month periods ended June 30, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 3 for further discussion on the impairment.

(2)

The segment profit (loss) for the three and six month periods ended June 30, 2006, was adjusted to reflect our income before income taxes. The adjustments of $565,000 and $1,028,000 were related to interest and other expense and are not allocated to individual segments.

(3)

The total assets as of June 30, 2006, were adjusted to reflect the deferred tax asset change from current to non-current, related to our reclassification of current inventory to non-current inventory in 2006.

(4)	Depreciation and amortization for the three and six month period ended June 30, 2006, were adjusted to include depreciation expense included in our cost of goods sold.

Geographic distribution of sales is summarized in the following table (in thousands):

	2007	2006
Three months ended June 30,
Domestic sales	$23,260	$20,083
Sales from Spain	3,267	2,937
Other international sales	5,032	3,545

Total sales	$31,559	$26,565

	2007	2006
Six months ended June 30,
Domestic sales	$45,974	$39,790
Sales from Spain	5,950	5,163
Other international sales	9,231	7,023

Total sales	$61,155	$51,976

9.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
Net income	$1,413			$2,082

Basic EPS:
Net income available to common shareholders	$1,413	11,540	$0.12	$2,082	11,448	$0.18

Effect of dilutive securities:
Stock options		253			217

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,413	11,793	$0.12	$2,082	11,665	$0.18

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
Net income	$3,293			$3,658

Basic EPS:
Net income available to common shareholders	$3,293	11,547	$0.29	$3,658	11,423	$0.32

Effect of dilutive securities:
Stock options		252			219

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,293	11,799	$0.28	$3,658	11,642	$0.31

For the three months ended June 30, 2007, weighted average options to purchase 300,543 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2006, weighted average options to purchase 459,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the six months ended June 30, 2007, weighted average options to purchase 299,652 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2006, weighted average options to purchase 475,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant, and has a maximum term of ten years. As of June 30, 2007, there were 596,422 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $251,000 and $128,000 and income tax benefit of $58,000 and $49,000 for the six months ended June 30, 2007 and 2006, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $28,000 and $48,000, net of taxes, during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, total unrecognized compensation cost related to unvested awards was $556,000 and is expected to be recognized over a weighted-average period of 2.13 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2007 and changes during the six months is presented below:

	2007
Options	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,025,380	$12.30
Granted	5,000	15.97		–
Exercised	(42,066)	8.09		313
Forfeited or Expired	(600)	14.27

Outstanding – June 30	987,714	$12.50	5.69	$3,994

Exercisable – June 30	834,366	$12.26	5.26	$3,618

Weighted average fair value per share of options vested during the period		$10.06

Weighted average fair value per share of options granted during the period		$6.10

Outstanding options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 5,000 stock options granted to our newly elected non-employee director upon election to the board of directors in May 2007. There were no other grants of stock options during the six months ended June 30, 2007. No stock options were granted during the six months ended June 30, 2006.

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

The restricted stock awards were divided and issuable in three equal awards with grant dates of December 20, 2006, January 15, 2007, and April 15, 2007. These restricted stock awards were considered fully vested at each of the grant dates, and the fair value at the date of grant was recognized as an operating expense in the consolidated statements of income. The restricted stock awards are restricted from trading for five years from the earliest award date. There was no service period and thus, no risk or provision for forfeiture.

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

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased approximately 15,000 and 13,000 shares in each of the six months ended June 30, 2007 and 2006. The fair value of the employee’s purchase rights is estimated using the Black-Scholes-Merton option-pricing model with the following assumptions for 2007 and 2006, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 31 and 36 percent; and risk-free interest rates of 5.1 and 4.5 percent. The weighted-average fair value of those purchase shares granted in 2007 and 2006 was $3.24 and $2.82, respectively. There are 73,580 shares remaining available to purchase under the plan at June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

Exactech develops, manufactures, markets and sells orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Exactech’s revenues are primarily derived from sales of its knee and hip joint replacement systems; however, revenues from worldwide distribution of biologic materials and other product lines has increased as a percentage of the Company’s total revenues over the past several years, as Exactech expands its current distribution from the ongoing introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers, and the Equinoxe® shoulder systems have contributed to Exactech’s revenue growth and are expected to continue to be an important part of the Company’s anticipated future revenue growth.

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

Overview of the Three and Six Months Ended June 30, 2007

During the three months ended June 30, 2007, sales increased 19% to $31.6 million from $26.6 million in the comparable quarter ended June 30, 2006, as we continued to experience success in our new products, as well as continued growth with our existing product lines. Gross margins remained relatively consistent at 63% from 62% for the same quarter of 2006. Operating expenses increased 38% from the quarter ended June 30, 2006, representing 55% of total sales as compared to 47% in the second quarter of 2006. The increase in operating expense as a percentage of sales was primarily due to an impairment charge of $1.5 million taken against our intangible assets, which represented 5% of operating expenses, as a percentage of sales. Net income for the quarter ended June 30, 2007 decreased 32% and diluted earnings per share were $0.12 as compared to $0.18 last year. Included in these consolidated results of operations for the three months ended June 30, 2007, is a gain of $17,000 from our subsidiary, Exactech Asia, and a loss of $13,000 from our subsidiary, Exactech UK. If we exclude the pre-tax non-cash impairment charge of $1.5 million, our net income would have increased 15% with a diluted earnings per share of $0.20 for the quarter ended June 30, 2007. See “Non-GAAP Financial Measures” later in this Management’s Discussion and Analysis for further discussion on amounts excluding the impairment charge.

During the six months ended June 30, 2007, sales increased 18% to $61.2 million from $52.0 million in the comparable period ended June 30, 2006, as we continued to experience growth across all of our major product lines, aided by the success in our new products.

Gross margins decreased slightly to 63% from 64%, as a result of our sales growth internationally, which have traditionally experienced a lower gross margin. Operating expenses increased 25% from the six months ended June 30, 2006, representing 53% of total sales as compared to 50% in the first six months of 2006. The increase also reflected the $1.5 million impairment charge previously discussed. Net income for the six months ended June 30, 2007 decreased 10% and diluted earnings per share were $0.28 as compared to $0.31 last year. Included in these consolidated results of operations for the six months ended June 30, 2007, is a loss of $20,000 from our subsidiary, Exactech Asia, and a loss of $11,000 from our subsidiary, Exactech UK. If we exclude the pre-tax impairment charge of $1.5 million, our net income would have increased 17% with a diluted earnings per share of $0.36 for the six months ended June 30, 2007. See “Non-GAAP Financial Measures” later in this section for further discussion on amounts excluding the impairment charge.

We continued to make progress in managing our inventory, reducing inventory levels by $3.2 million from the year ended December 31, 2006, while increasing net sales. During the six months ended June 30, 2007, we acquired $5.5 million in property and equipment, including a new building purchased during the first quarter, as well as new production equipment and surgical instrumentation. Cash flow from operations was $9.4 million for the six months ended June 30, 2007 as compared to a net cash flow from operations of $3.1 million during the six months ended June 30, 2006.

The following table includes the net sales and percentage of net sales for each of Exactech’s product lines for the three and six month periods ended June 30, 2007 and June 30, 2006:

Sales by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Knee Products	$16,862	53.4%	$14,415	54.3%	$32,594	53.3%	$28,281	54.4%
Hip Products	5,416	17.2	4,576	17.2	10,920	17.9	8,408	16.2
Biologics	3,925	12.4	2,962	11.2	7,406	12.1	6,306	12.1
Upper Extremity	2,334	7.4	1,257	4.7	3,922	6.4	2,405	4.6
Other Products	3,022	9.6	3,355	12.6	6,313	10.3	6,576	12.7

Total	$31,559	100.0%	$26,565	100.0%	$61,155	100.0%	$51,976	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2007 - 2006 Inc (decr)		% of Sales
	2007	2006	$	%	2007	2006
Net sales	$31,559	$26,565	4,994	18.8	100.0%	100.0%
Cost of goods sold	11,760	9,965	1,795	18.0	37.3	37.6

Gross profit	19,799	16,600	3,199	19.3	62.7	62.4

Operating expenses:
Sales and marketing	9,299	7,185	2,114	29.4	29.4	27.0
General and administrative	2,936	2,304	632	27.4	9.3	8.7
Research and development	2,011	1,663	348	20.9	6.4	6.3
Impairment loss	1,519	—	1,519	—	4.8	—
Depreciation and amortization	1,533	1,421	112	7.9	4.9	5.3

Total operating expenses	17,298	12,573	4,725	37.6	54.8	47.3

Income from operations	2,501	4,027	(1,526)	(37.9)	7.9	15.1
Other (expenses) income, net	(289)	(565)	276	(48.8)	(0.9)	(2.1)

Income before taxes	2,212	3,462	(1,250)	(36.1)	7.0	13.0
Provision for income taxes	692	1,330	(638)	(48.0)	2.2	5.0

Income before equity in net loss of other investments	1,520	2,132	(612)	(28.7)	4.8	8.0
Equity in net loss of other investments	(107)	(50)	(57)	(114.0)	(0.3)	(0.2)

Net income	$1,413	$2,082	(669)	(32.1)	4.5	7.8

	Six Months Ended June 30,		2007 – 2006 Inc (decr)		% of Sales
	2007	2006	$	%	2007	2006
Net sales	$61,155	$51,976	9,179	17.7	100.0%	100.0%
Cost of goods sold	22,621	18,937	3,684	19.5	37.0	36.4

Gross profit	38,534	33,039	5,495	16.6	63.0	63.6
Operating expenses:
Sales and marketing	18,415	15,071	3,344	22.2	30.1	29.0
General and administrative	5,906	4,865	1,041	21.4	9.6	9.4
Research and development	3,710	3,204	506	15.8	6.1	6.2
Impairment loss	1,519	—	1,519	—	2.5	—
Depreciation and amortization	3,015	2,832	183	6.5	4.9	5.4

Total operating expenses	32,565	25,972	6,593	25.4	53.2	50.0

Income from operations	5,969	7,067	(1,098)	(15.5)	9.8	13.6
Other (expenses) income, net	(661)	(1,028)	367	(35.7)	(1.1)	(2.0)

Income before taxes	5,308	6,039	(731)	(12.1)	8.7	11.6
Provision for income taxes	1,836	2,267	(431)	(19.0)	3.0	4.4

Income before equity in net loss of other investments	3,472	3,772	(300)	(8.0)	5.7	7.2
Equity in net loss of other investments	(179)	(114)	(65)	(57.0)	(0.3)	(0.2)

Net income	$3,293	$3,658	(365)	(10.0)	5.4	7.0

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Sales

For the quarter ended June 30, 2007, total sales increased 19% to $31.6 from $26.6 million in the comparable quarter ended June 30, 2006. Sales of knee implant products increased 17% during the quarter ended June 30, 2007 to $16.9 million from $14.4 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating platform components. Hip implant sales of $5.4 million during the quarter ended June 30, 2007 was an increase of 18% over the $4.6 million in sales during the quarter ended June 30, 2006, primarily due to the continued momentum of our new Novation™ hip system. Sales from biologics increased 33% during the quarter ended June 30, 2007 to $3.9 million, up from $3.0 million in the comparable quarter in 2006, as our Optecure™ service continues to gain market penetration. Sales from our upper extremity implants have increased 86% to $2.3 million during the second quarter of 2007 as compared to $1.3 million during the same period of 2006, as we benefited from the initial sales of our Equinoxe® reverse shoulder system and continued to experience market shares gains with our primary shoulder system. Sales of all other products decreased to $3.0 million as compared to $3.4 million in the same quarter last year. Domestically, total sales increased 16% to $23.3 million, or 74% of total sales, during the quarter ended June 30, 2007, up from $20.1 million, which represented 76% of total sales, in the comparable quarter last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as total international sales increased 28% to $8.3 million, representing 26% of total sales, for the quarter ended June 30, 2007, as compared to $6.5 million, which was 24% of total sales, for the same quarter in 2006.

For the six months ended June 30, 2007, total sales increased 18% to $61.2 from $52.0 million in the comparable six months ended June 30, 2006. Hip implant sales increased 30% to $10.9 million during the six months ended June 30, 2007, from $8.4 million in sales during the six months ended June 30, 2006, which was due to the continued momentum of our Novation™ hip system. Sales from biologics increased 17% during the six months ended June 30, 2007 to $7.4 million, up from $6.3 million in the comparable period in 2006, as our Optecure™ service continued to drive the growth. Sales of knee implant products was $32.6 million, an increase of 15% during the six months ended June 30, 2007 from $28.3 million in the same period last year, primarily resulting from the contribution of our line extensions to our Optetrak® knee system. Sales from our upper extremity implants has increased 63% to $3.9 million during the first six months of 2007 as compared to $2.4 million during the same period of 2006, as we continued to experience gains in market share with our primary Equinoxe® implant system coupled with the initial introduction of our Equinoxe® reverse shoulder system. Sales of all other products decreased to $6.3 million as compared to $6.6 million in the same quarter last year. Domestically, total sales increased 16% to $46.0 million, or 75% of total sales, during the six months ended June 30, 2007, up from $39.8 million, which represented 77% of total sales, in the comparable period last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as international sales increased 25% to $15.2 million, representing 25% of total sales, for the six months ended June 30, 2007, as compared to $12.2 million, which was 23% of total sales, for the same six month period in 2006.

Gross Profit

Gross profit increased 19% to $19.8 million in the quarter ended June 30, 2007 from $16.6 million in the quarter ended June 30, 2006. As a percentage of sales, gross profit increased to 63% during the quarter ended June 30, 2007 as compared to 62% in the quarter ended June 30, 2006, primarily due to improvements in manufacturing efficiencies from a change in our production mix.

Our gross profit of $38.5 million in the six months ended June 30, 2007, represented an increase of 17% from $33.0 million in the six months ended June 30, 2006. As a percentage of sales, gross profit decreased to 63% during the six months ended June 30, 2007 as compared to 64% in the six months ended June 30, 2006, primarily due to the growth of our international business, which typically results in lower gross margins.

Operating Expenses

Total operating expenses increased 38% to $17.3 million in the quarter ended June 30, 2007 from $12.6 million in the quarter ended June 30, 2006. As a percentage of sales, total operating expenses increased to 55% in the quarter ended June 30, 2007 from 47% in the comparable quarter ended June 30, 2006. Total operating expenses for the six months ended June 30, 2007, increased 25% to $32.6 million from $26.0 million in the six months ended June 30, 2006. As a percentage of sales, total operating expenses increased to 53% in the six months ended June 30, 2007 from 50% in the comparable period ended June 30, 2006.

Sales and marketing expenses, the largest component of total operating expenses, increased 29% for the quarter ended June 30, 2007 to $9.3 million from $7.2 million in the same quarter last year, primarily due to our promotion of new products and variable selling expenses. As a percentage of sales, sales and marketing expenses were 29% during the quarter ended June 30, 2007, up from 27% in the same quarter last year. Sales and marketing expenses increased 22% for the six months ended June 30, 2007 to $18.4 million from $15.1 million in the same period last year, primarily due to additional variable selling expenses and marketing costs associated with the introduction of new products. As a percentage of sales, sales and marketing expenses were 30% during the six months ended June 30, 2007, up from 29% in the same six months last year. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31% for the balance of 2007.

General and administrative expenses increased 27% to $2.9 million in the quarter ended June 30, 2007 from $2.3 million in the quarter ended June 30, 2006 primarily as a result of additional administrative costs associated with the growth in operations and regulatory activities. As a percentage of sales, general and administrative expenses remained consistent at 9% for the quarter ended June 30, 2007, as compared to 9% in the quarter ended June 30, 2006. General and administrative expenses increased 21% to $5.9 million in the six months ended June 30, 2007 from $4.9 million in the six months ended June 30, 2006, as a result of growth in operations and additional audit fees related to the year ended 2006. As a percentage of sales, general and administrative expenses increased to 10% for the six months ended June 30, 2007, as compared to 9% for the same period in 2006. General and administrative expenses for the balance of the year ending December 31, 2007 are expected to be in the range of 9% to 10%, as a percentage of sales.

Research and development expenses increased 21% for the quarter ended June 30, 2007 to $2.0 million from $1.7 million in the same quarter last year. As a percentage of sales, research and development expenses remained relatively constant at 6% for the quarter ended June 30, 2007 and for the comparable quarter last year. Research and development expenses for the six months ended June 30, 2007, increased 16% to $3.7 million from $3.2 million in the same six-month period last year. As a percentage of sales, research and development expenses remained unchanged at 6% for the six months ended June 30, 2007 and for the same period last year. More robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses throughout the remainder of the year, ranging from 6% to 7% of sales.

Our operating expenses during the three and six month periods ended June 30, 2007, include an impairment loss of $1.5 million we recognized in association with the impairment of the full carrying value of a license to a patent we hold with Dimicron Corporation. The license is part of a purchase and distribution agreement that we entered into with Dimicron to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization increased 8% to $1.5 million during the quarter ended June 30, 2007 from $1.4 million in the quarter ended June 30, 2006, primarily as a result of continuing investment in surgical instrumentation and the expansion of our manufacturing operations. During the quarter ended June 30, 2007, we placed $1.4 million of surgical instrumentation and $402,000 of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization during the three month period ended June 30, 2007, remained at 5% as compared to 5% for the three month period ended June 30, 2006. Depreciation and amortization increased 7% to $3.0 million during the six months ended June 30, 2007 from $2.8 million in the six months ended

June 30, 2006, primarily as a result of continuing investment in surgical instrumentation and the expansion of our operations. During the six months ended June 30, 2007, we acquired a warehouse facility for $715,000 in our existing complex, placed $3.0 million of surgical instrumentation and $694,000 of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization continued at 5% for both the six month period ended June 30, 2007 and the six month period ended June 30, 2006.

Income from Operations

Our income from operations decreased 38% to $2.5 million in the quarter ended June 30, 2007 from $4.0 million in the quarter ended June 30, 2006, primarily as a result of the impairment loss discussed above. Our income from operations decreased 16% in the six months ended June 30, 2007, to $6.0 million from $7.1 million in the same period in 2006. Looking forward, we anticipate income from operations to be in the range of 13% to 14% of sales for the remainder of 2007.

Other Income and Expenses

Other expenses, net of other income, decreased to $289,000 during the quarter ended June 30, 2007, from $565,000 in the quarter ended June 30, 2006, primarily due to a reduction in interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the quarter ended June 30, 2007 of $262,000 as compared to $529,000 during the quarter ended June 30, 2006. Other expenses, net of other income, decreased to $661,000 during the six months ended June 30, 2007, from $1.0 million in the same period of the prior year, again, due to the reduction in interest expense. We incurred net interest expense for the six months ended June 30, 2007 of $613,000 as compared to $982,000 during the six months ended June 30, 2006.

Equity Method Investee Gains and Losses

Losses from our equity method investment in Altiva totaled $107,000 for the quarter ended June 30, 2007 as compared to $50,000 for the same quarter of 2006. Loss from our investment in Altiva was $179,000 for the first six months of 2007, as compared to a loss of $114,000 for the same six months of 2006. We anticipate that Altiva will reduce their comparative losses for the remainder of 2007.

Taxes and Net Income

Income before provision for income taxes decreased 36% to $2.2 million in the quarter ended June 30, 2007 from $3.5 million in the quarter ended June 30, 2006. The effective tax rate, as a percentage of income before taxes, was 31% for the quarter ended June 30, 2007, as compared to 38% in the quarter ended June 30, 2006. Income before provision for income taxes decreased 12% to $5.3 million in the six months ended June 30, 2007 from $6.0 million in the six months ended June 30, 2006. The effective tax rate, as a percentage of income before taxes, was 35% for the six months ended June 30, 2007, as compared to 38% in the six months ended June 30, 2006. The decrease in the effective tax rate for the three and six months ended June 30, 2007 as compared to the same periods last year was primarily the result of an increase in anticipated credits related to research and development as well as a favorable impact upon filing of the 2006 tax returns. We expect our effective tax rates to range from 35% to 37% for the balance of 2007. Upon our adoption of FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, on January 1, 2007, we evaluated the impact and determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the six months ended June 30, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $1.4 million in the quarter ended June 30, 2007, a decrease of 32% from $2.1 million in the quarter ended June 30, 2006. As a percentage of sales, net income decreased to 5% in the quarter ended June 30, 2007, from 8% in the quarter ended June 30, 2006. Earnings per share, on a diluted basis, decreased to $0.12 for the quarter ended June 30,

2007, from $0.18 for the quarter ended June 30, 2006. Net income for the six months ended June 30, 2007, decreased 10% to $3.3 million from net income of $3.7 million for the same period in 2006. Diluted earnings per share decreased to $0.28 for the six months ended June 30, 2007, from $0.31 for the quarter ended June 30, 2006.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude our intangible asset impairment less the tax effect of the impairment. Because the impairment is an infrequent non-cash item, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this unusual component included in GAAP financial measures.

Excluding the impact of the pre-tax charge of $1.5 million for the intangible asset impairment recognized in the second quarter of 2007, net income for the three months ended June 30, 2007, increased 15% to $2.4 million, as compared to net income of $2.1 million for the same quarter of 2006. Adjusted diluted earnings per share for the second quarter of 2007 increased to $0.20 as compared to diluted earnings per share of $.18 for the second quarter of 2006. Adjusted net income for the six months ended June 30, 2007, increased 17% to $4.3 million as compared to net income of $3.7 million for the six months ended June 30, 2006. Adjusted diluted earnings per share for the six months of 2007 increased to $0.36 as compared to diluted earnings per share of $.31 for the same period of 2006.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2006	2007	2006
Net Income	$1,413	$2,082	$3,293	$3,658
Adjustments for asset impairment charge
Impairment loss, pre-tax	1,519	—	1,519	—
Income tax benefit	542	—	542	—

	977	—	977	—

Adjusted net income—excluding impairment charge	$2,390	$2,082	$4,270	$3,658

Diluted earnings per share	$0.12	$0.18	$0.28	$0.31
Adjustment of impairment charge, net	0.08	—	0.08	—

Adjusted diluted earnings per share	$0.20	$0.18	$0.36	$0.31

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, exercise of stock options and cash flows from its operating activities. At June 30, 2007, we had working capital of $48.0 million, which is relatively unchanged from $48.1 million at the end of 2006. Working capital in 2007 was affected by improved cash flow from operations, which was offset by our line of credit becoming due within a year and being classified into current liabilities. We continue to experience a decrease in our total inventory, as we projected. We expect total inventory balances to increase modestly during the remainder of the year ending December 31, 2007, as we continue to expand the market release of our Equinoxe® reverse shoulder system and the ceramic bearing line extension for our Novation™ hip system. We hold certain inventory as non-current due to our estimation of inventory that we will not turn over within a twelve month period. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities—Operating activities provided net cash of $9.4 million in the six months ended June 30, 2007, as compared to a net cash flow from operations of $3.1 million during the six months ended June 30, 2006. Primary contributors to this change related to additional decreases in inventory as compared to the prior year and an increase in accounts payable as our purchasing increased in relation to our improved sales. A partial offset to the operating cash inflow for the first six months of 2007 was an increase in accounts receivable of $5.0 million, which is also attributable to the sales growth. Our allowance for doubtful accounts and sales returns increased to $849,000 at June 30, 2007 from $572,000 at December 31, 2006 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, improved for the six months ended June 30, 2007 to 59 from a ratio of 63 for the six months ended June 30, 2006. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. As projected, decreases in inventory provided cash of $2.7 million during the first six months ended June 30, 2007, which was significant compared to net cash used of $383,000 during the same period in 2006. The increase in accounts payable and the non-cash asset impairment loss taken during the period ended June 30, 2007 provided aggregate net cash of $3.9 million, in contrast to a usage in operating cash flow of $3.5 million from accounts payable for the six months ended June 30, 2006.

Investing Activities—Investing activities used net cash of $6.7 million in the six months ended June 30, 2007, as compared to $3.1 million in the six months ended June 30, 2006, primarily as a result of the additional purchases of surgical instrumentation and manufacturing equipment, as well as the acquisition of additional land and facilities for future expansion.

Financing Activities—Financing activities used net cash of $3.9 million in the six months ended June 30, 2007, as compared to $1.3 million in net cash provided for the six months ended June 30, 2006. In the first six months of 2007, we made net repayments under our credit line of $3.7 million, as compared to net borrowings of $616,000 in the first six months of 2006. Our commercial debt facilities decreased by $719,000 as a result of repayments during the six months ended June 30, 2007, as compared to $403,000 in the first six months of 2006. Proceeds from the exercise of stock options provided cash of $515,000 in the six months ended June 30, 2007, as compared to $479,000 in the six months ended June 30, 2006, and the proceeds were used to fund operating activities.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line is limited to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at June 30, 2007, a total of $19.1 million was available to borrow under the Exactech line of credit, of which, $7.4 million had been borrowed, bearing interest currently at 7.07%, which is classified as current debt on our condensed consolidated balance sheet as of June 30, 2007. On the Altiva guaranteed line of credit, there was $6.0 million outstanding bearing an interest rate of 7.07% (as described below).

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at June 30, 2007 was $1.8 million bearing a variable rate of interest of 3.8%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2007, there was $3.3 million outstanding under this loan bearing a variable rate of interest equal to 6.8%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At June 30, 2007, $508,000 was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2007, $2.5 million was outstanding under this loan bearing a variable rate of interest equal to 7.1%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At June 30, 2007, there was $3.5 million outstanding under this loan.

The Company’s credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at June 30, 2007.

At June 30, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.1 million and outstanding commitments for the purchase of capital equipment of $554,000. We maintain several distribution agreements with third parties, of which we had $5.0 million in purchases during the six months ended June 30, 2007. In association with of one of our distribution agreements, at June 30, 2007, we had a remaining minimum commitment to purchase €1.3 million, equivalent to $1.7 million at an exchange rate of 1.35 U.S. dollars per Euro, for the purchase of inventory during the remaining term of the agreement, ending December 31, 2007.

In October 2003, Exactech acquired a 16.7% minority interest in our equity method investee, Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of June 30, 2007, Exactech had extended to Altiva the principal sum of $3.9 million under this commitment, bearing interest currently at 8.86%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. At Exactech’s election any time between October 29, 2005 and October 28, 2008, these loans can be converted by Exactech into shares of Altiva’s Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guaranty is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of June 30, 2007, there was $6.0 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment.

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

Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. Exactech has evaluated its investment in Altiva Corporation at June 30, 2007 in accordance with the provisions of FIN 46R, and based upon this analysis, has determined that Altiva does not qualify as a variable interest entity requiring consolidation.

During 2006, Exactech began providing Biologic products to Altiva Corporation on consignment for distribution to unaffiliated third parties. We recognize service revenues upon Altiva’s distribution of these products to the unaffiliated third parties. For biologic products that were distributed through Altiva we recorded revenues of $166,000 and $298,000 for the three and six months ended June 30, 2007, respectively. Their accounts receivable balance as of June 30, 2007, was $227,000.

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

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $7,000 for the remainder of 2007. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2007, and the weighted average interest rates are those experienced during the year to date ended June 30, 2007 (in thousands, except percentages):

	2007	2008	2009	2010	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$695	$—	$—	$—	$—	$695
Weighted average interest rate	2.4%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,000	$1,800
Weighted average interest rate	3.8%

Commercial construction loan at variable interest rate	105	210	210	210	2,515	3,250
Weighted average interest rate	6.8%

Commercial equipment loan at variable interest rate	152	305	51	—	—	508
Weighted average interest rate	7.1%

Commercial equipment loan at variable interest rate	297	594	594	594	447	2,526
Weighted average interest rate	7.1%

Commercial real estate loan at fixed rate swap	164	337	360	386	2,255	3,502
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	7,418	—	—	—	7,418
Weighted average interest rate	7.2%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the three and six months ended June 30, 2007 and 2006, translation losses were not significant. Exactech may experience translation gains and losses during the year ending December 31, 2007; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S.

dollars and recorded in the financial statements. Foreign currency transaction losses for the first six months of 2007 were $48,000 as compared to $46,000 during the same period in 2006, primarily due to the strength of the Euro as compared to the U.S. dollar for much of the quarter. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures – Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control – There were no changes in our internal control over financial reporting that occurred during the six months ended June 30 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for changes implemented relating to the remediation of the material weakness identified in our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Management developed and implemented new specific procedures to enhance the design of the internal controls surrounding management’s process of allocating current and non-current inventory balances, required by Accounting Research Bulletin 43. Management diligently evaluated the control activities to ensure proper reporting of current and non-current inventory balances.

As of June 30, 2007, we believe that we have taken the steps necessary to remediate this material weakness, although we will continue to monitor these procedures and controls vigorously and will make any further changes that management determines are necessary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of the business, principally product liability cases. We recently settled a product liability suit filed in Madrid, Spain, for $13,000, which will be paid during the third quarter of 2007. We are unable to predict the ultimate outcome of outstanding litigation such as this. Therefore we maintain insurance, subject to self-insured retention limits, for these and all such claims, and we establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2007, our accrual for product liability claims decreased $212,000 from December 31, 2006, primarily as a result of the resolution of the case in Madrid, Spain and resolution of certain other claims. Certain matters are subject to various uncertainties, and it is possible that those matters may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A.	Risk Factors

Information about risk factors for the six months ended June 30, 2007, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 16, 2007.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 9, 2007, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i) The election of three members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
R. Wynn Kearney, Jr. M.D.	10,362,702	61,304
Paul Metts, CPA	10,362,212	61,794
James G. Binch	10,386,145	37,861

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 8, 2007	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: August 8, 2007	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.