Form 10-Q
period 2007-09-30
EXACTECH INC
filed 2007-11-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common Stock, $.01 par value	11,596,001

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30, 2007	(audited) December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$805	$2,006
Accounts receivable, net of allowances of $816 and $572	21,448	17,524
Prepaid expenses and other assets, net	1,338	1,325
Income taxes receivable	—	219
Inventories – current	47,684	38,742
Deferred tax assets	470	271

Total current assets	71,745	60,087

PROPERTY AND EQUIPMENT:
Land	1,139	1,015
Machinery and equipment	15,919	14,851
Surgical instruments	30,548	26,189
Furniture and fixtures	2,250	2,078
Facilities	11,196	10,481
Projects in process	1,710	—

Total property and equipment	62,762	54,614
Accumulated depreciation	(26,588)	(22,386)

Net property and equipment	36,174	32,228

OTHER ASSETS:
Notes receivable – related party	4,394	2,904
Other investments	123	398
Deferred financing and deposits, net	814	694
Non-current inventory	2,132	11,679
Product licenses and designs, net	1,453	994
Patents and trademarks, net	2,247	3,938
Goodwill	352	352

Total other assets	11,515	20,959

TOTAL ASSETS	$119,434	$113,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,854	$5,621
Income taxes payable	264	113
Accrued expenses and other liabilities	5,742	4,573
Line of credit	5,088	—
Current portion of long-term debt	1,641	1,633

Total current liabilities	23,589	11,940

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,338	2,620
Line of credit	—	11,116
Long-term debt, net of current portion	9,589	10,668
Other long-term liabilities	37	7

Total long-term liabilities	11,964	24,411

Total liabilities	35,553	36,351

SHAREHOLDERS’ EQUITY:
Common stock	116	115
Additional paid-in capital	26,293	25,105
Accumulated other comprehensive loss	(14)	(5)
Retained earnings	57,486	51,708

Total shareholders’ equity	83,881	76,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,434	$113,274

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2007	2006	2007	2006
NET SALES	$29,985	$24,286	$91,140	$76,262

COST OF GOODS SOLD	10,056	8,507	32,677	27,444

Gross profit	19,929	15,779	58,463	48,818

OPERATING EXPENSES:
Sales and marketing	9,826	7,059	28,241	22,130
General and administrative	2,405	2,411	8,311	7,276
Research and development	2,037	1,423	5,747	4,627
Impairment loss	—	—	1,519	—
Depreciation and amortization	1,476	1,378	4,491	4,210

Total operating expenses	15,744	12,271	48,309	38,243

INCOME FROM OPERATIONS	4,185	3,508	10,154	10,575

OTHER INCOME (EXPENSE):
Interest income	98	81	252	176
Interest expense	(330)	(652)	(1,097)	(1,729)
Foreign currency exchange loss	(4)	(49)	(52)	(95)

Total other expenses	(236)	(620)	(897)	(1,648)

INCOME BEFORE INCOME TAXES	3,949	2,888	9,257	8,927

PROVISION FOR INCOME TAXES	1,351	991	3,187	3,258

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,598	1,897	6,070	5,669

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(113)	(53)	(292)	(167)

NET INCOME	$2,485	$1,844	$5,778	$5,502

BASIC EARNINGS PER SHARE	$0.22	$0.16	$0.50	$0.48

DILUTED EARNINGS PER SHARE	$0.21	$0.16	$0.49	$0.47

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923
Exercise of stock options	48	1	512	—	—	513
Issuance of restricted common stock for services	3	—	52	—	—	52
Issuance of common stock under the Employee Stock Purchase Plan	22	—	184	—	—	184
Compensation cost of stock options	—	—	376	—	—	376
Tax benefit from exercise of stock awards	—	—	64	—	—	64
Comprehensive income:
Net income	—	—	—	5,778	—	5,778
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(9)	(9)

Other comprehensive loss						(9)

Comprehensive income						5,769

Balance, September 30, 2007	11,591	$116	$26,293	$57,486	$(14)	$83,881

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,778	$5,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for allowance for doubtful accounts and sales returns	245	61
Inventory impairment	633	473
Depreciation and amortization	5,035	4,660
Restricted common stock issued for services	52	—
Compensation cost of stock awards	376	169
Tax benefit from exercise of stock options	64	257
Excess tax benefit from exercise of stock options	(36)	(170)
Loss on disposal of equipment	32	86
Loss on impairment	1,519	—
Foreign currency exchange loss	52	95
Equity in net loss of other investments	292	167
Deferred income taxes	(481)	(249)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(4,169)	(1,803)
Prepaids and other assets	(73)	130
Inventories	(28)	754
Accounts payable	5,107	(3,810)
Income taxes payable/receivable	370	233
Accrued expense & other liabilities	1,190	454

Net cash provided by operating activities	15,958	7,009

INVESTING ACTIVITIES:
Notes receivable issued to related party	(1,490)	(852)
Purchases of property and equipment	(8,619)	(4,368)
Purchases of product licenses and designs	(600)	—
Cost of patents and trademarks	—	(168)

Net cash used in investing activities	(10,709)	(5,388)

FINANCING ACTIVITIES:
Net repayments on line of credit	(6,028)	(3,418)
Principal payments on debt	(1,071)	(606)
Proceeds from long-term debt	—	1,189
Debt issuance costs	(84)	(93)
Excess tax benefit from exercise of stock options	36	170
Proceeds from issuance of common stock	697	901

Net cash used in financing activities	(6,450)	(1,857)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,201)	(236)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,006	1,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$805	$771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,020	$552
Income taxes	3,180	3,089
Non-cash investing and financing activities:
Cash flow hedge (loss) gain	$(9)	$26
Financing of insurance premiums	—	199

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER, 2007 AND 2006

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

All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia and Exactech UK, are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

A significant item reclassified for the three and nine month periods ended September 30, 2006, was the expense incurred for payment of royalties, which has been reclassified from operating expense to cost of goods sold. These royalty expenses represent payments made to the owners of patents and contributing surgeons who have licensed the use of their inventions or contributed their professional expertise to Exactech for our product development and manufacturing uses. Royalty expense was $691,000 for the three months ended September 30, 2006 and $2,373,000 for the nine months ended September 30, 2006.

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

3. INTANGIBLE ASSET IMPAIRMENT

As a part of our comprehensive hard bearing program, we entered into a license and distribution agreement with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the current full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our condensed consolidated statement of income.

4. INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and nine months ended September 30, 2007, were $111,000 and $633,000, respectively. Impairment charges for the three and nine months ended September 30, 2006 were $127,000 and $473,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the next twelve months, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of September 30, 2007 and December 31, 2006, we had $2,132,000 and $11,679,000 of inventory recorded as a non-current asset, respectively.

The following table summarizes the Company’s classifications of inventory as of September 30, 2007 and December 31, 2006 (in thousands):

	September, 30 2007	December 31, 2006
Raw materials	$12,008	$14,227
Work in process	782	500
Finished goods on hand	18,190	18,748
Finished goods on loan	18,836	16,946

Inventory total	49,816	50,421
Non-current inventory	2,132	11,679

Inventory – current	$47,684	$38,742

5. INCOME TAX

Exactech adopted the provisions of FASB Interpretation 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Exactech’s adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2004 and forward remain open to examination under United States statutes of limitation.

6. DEBT

Debt consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2007-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.92% as of September 30, 2007); proceeds used to finance construction of current facility	$1,800	$1,800

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.64% as of September 30, 2007); proceeds used to finance expansion of current facility	3,198	3,363

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (6.89% as of September 30, 2007); proceeds used to finance equipment for facility expansion	432	662

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (6.89% as of September 30, 2007); proceeds used to finance equipment for production facility expansion	2,377	2,823

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,423	3,653

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (6.87% as of September 30, 2007). Proceeds used to fund inventory purchases.	5,088	11,116

Total debt	16,318	23,417
Less current portion	(6,729)	(1,633)

	$9,589	$21,784

The following is a schedule of debt maturities as of September 30, 2007, for the years ended December 31:

2007	$562
2008	6,734
2009	1,415
2010	1,390
2011	1,270
Thereafter	4,947

$16,318

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of the business, principally product liability cases. We recently settled a product liability suit filed in Madrid, Spain, for $13,000, which was paid during the third quarter of 2007. We are currently a party to several products liability suits related to the products distributed by Exactech on behalf of Regeneration Technologies, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that these cases are without merit, we are unable to predict the outcome of this or other such litigation. Therefore, we maintain product liability insurance, subject to self-insured retention limits, for these and all such claims, and establish accruals for product liability and other claims, based upon our experience with past claims, advice of counsel, and the best information available. At September 30, 2007, our accrual for product liability claims decreased $220,000 from December 31, 2006, primarily as a result of the resolution of the case in Madrid, Spain and resolution of certain other claims. Certain matters are subject to various uncertainties, and it is possible that those matters may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At September 30, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.2 million and outstanding commitments for the purchase of capital equipment of $666,000. We maintain several distribution agreements with third parties, of which we had $7.8 million in purchases during the nine months ended September 30, 2007. During October 2007, we agreed with Waldemar Link to terminate our distribution of Link® hip, knee, and ankle products and assist in the transition of distribution of the Link products after the expiration of the agreement on December 31, 2007. Pursuant to this agreement, Waldemar Link will repurchase any inventory, including surgical instrumentation that remains as of December 31, 2007, which is currently estimated to be approximately $7.8 million.

Financing Commitments

Exactech has committed to make loans available to Altiva Corporation, a company in which we hold a minority interest in an amount of up to $5 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of September 30, 2007, Exactech had extended to Altiva the principal sum of $4.4 million under this commitment, bearing interest currently at 8.9%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans can be converted into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008, and in the event that Exactech loans the full $5 million commitment, upon conversion of all outstanding balances under the loans, Exactech will own a 54.5% interest in Altiva. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of September 30, 2007, there was $6.0 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment. Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. We may be required to consolidate Altiva assuming that we continue the funding of product line acquisitions. Exactech has evaluated its investment in Altiva Corporation at September 30, 2007 in accordance with the provisions of FIN 46R, and based upon this analysis, has determined that Altiva does not qualify as a variable interest entity requiring consolidation.

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

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable, goodwill and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets. Total gross assets held outside the United States as of September 30, 2007, was $6.0 million. Included in these assets is $4.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table:

(in thousands)	Knee	Hip		Biologics	Upper Extremity	Other	Corporate	Total
Three months ended September 30,
2007
Net sales	$14,325	$5,997		$4,228	$2,434	$3,001	$—	$29,985
Segment profit (loss)	2,810	658		125	706	(114)	(236)	3,949
Total assets, net	32,594	22,943		4,862	4,474	7,719	46,842	119,434
Capital expenditures	573	668		22	332	309	1,561	3,465
Depreciation and Amortization	626	380		50	93	86	433	1,668

2006
Net sales	$12,030	$4,533		$3,373	$1,130	$3,220	$—	$24,286
Segment profit (loss)	2,762	515		204	326	(299)	(620)	2,888	(2)
Total assets, net	35,758	28,316		3,129	3,600	3,550	41,049	115,402	(3)
Capital expenditures	1,851	37		—	132	94	283	2,397
Depreciation and Amortization	603	414		58	75	70	304	1,524	(4)

Nine months ended September 30,
2007
Net sales	$46,919	$16,917		$11,634	$6,356	$9,314	$—	$91,140
Segment profit (loss)	7,933	435	(1)	538	1,811	(563)	(897)	9,257
Total assets, net	32,594	22,943		4,862	4,474	7,719	46,842	119,434
Capital expenditures	2,373	1,483		353	623	572	3,815	9,219
Depreciation and Amortization	1,917	1,159		132	260	241	1,326	5,035

2006
Net sales	$40,311	$12,942		$9,679	$3,533	$9,797	$—	$76,262
Segment profit (loss)	8,575	1,686		508	986	(1,180)	(1648)	8,927	(2)
Total assets, net	35,758	28,316		3,129	3,600	3,550	41,049	115,402	(3)
Capital expenditures	2,843	301		36	201	307	965	4,653
Depreciation and Amortization	1,837	1,253		171	235	204	960	4,660	(4)

(1)	The segment profit (loss) for the nine month period ended September 30, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 3 for further discussion on the impairment.
(2)

The segment profit (loss) for the three and nine month periods ended September 30, 2006, was adjusted to reflect our income before income taxes. The adjustments of $620,000 and $1,648,000 were related to interest and other expense and are not allocated to individual segments.

(3)

The total assets as of September 30, 2006, were adjusted to reflect the deferred tax asset change from current to non-current, related to our reclassification of current inventory to non-current inventory in 2006.

(4)	Depreciation and amortization for the three and nine month period ended September 30, 2006, were adjusted to include depreciation expense included in our cost of goods sold.

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended September 30,	2007	2006
Domestic sales	$24,616	$19,853
International sales	5,369	4,433

Total sales	$29,985	$24,286

Nine months ended September 30,	2007	2006
Domestic sales	$70,590	$59,643
International sales	20,637	16,619

Total sales	$91,140	$76,262

9. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
Net income	$2,485			$1,844

Basic EPS:
Net income available to common shareholders	$2,485	11,544	$0.22	$1,844	11,487	$0.16

Effect of dilutive securities:
Stock options		244			201

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,485	11,788	$0.21	$1,844	11,688	$0.16

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
Net income	$5,778			$5,502

Basic EPS:
Net income available to common shareholders	$5,778	11,559	$0.50	$5,502	11,441	$0.48

Effect of dilutive securities:
Stock options		249			213

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,778	11,808	$0.49	$5,502	11,654	$0.47

For the three months ended September 30, 2007, weighted average options to purchase 309,570 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2006, weighted average options to purchase 458,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the nine months ended September 30, 2007, weighted average options to purchase 302,997 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2006, weighted average options to purchase 479,000 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of the Company’s pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant, and has a maximum term of ten years. As of September 30, 2007, there were 589,256 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $376,000 and $169,000 and income tax benefit of $64,000 and $257,000 for the nine months ended September 30, 2007 and 2006, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $44,000 and $55,000, net of taxes, during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, total unrecognized compensation cost related to unvested awards was $550,000 and is expected to be recognized over a weighted-average period of 2.08 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2007 and changes during the nine months is presented below:

	2007
Options	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,025,380	$12.30
Granted	20,000	15.62		—
Exercised	(47,816)	8.95		317
Forfeited or Expired	(8,434)	15.13

Outstanding – September 30	989,130	$12.50	5.53	$3,966

Exercisable – September 30	834,282	$12.15	5.04	$3,691

Weighted average fair value per share of options vested during the period		$9.71

Weighted average fair value per share of options granted during the period		$8.70

Outstanding options, consisting primarily of ten-year incentive stock options, vest and become exercisable ratably over a five-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable ten-year period. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 5,000 stock options granted to our newly elected non-employee director upon election to the board of directors in May 2007. There were 15,000 of employee stock options granted in August 2007. No stock options were granted during the nine months ended September 30, 2006.

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

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased approximately 22,000 and 20,000 shares in each of the nine months ended September 30, 2007 and 2006. The fair value of the employee’s purchase rights is estimated using the Black-Scholes-Merton option-pricing model with the following assumptions for 2007 and 2006, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 31 and 36 percent; and risk-free interest rates of 5.1 and 4.5 percent. The weighted-average fair value of those purchase shares granted in 2007 and 2006 was $3.31 and $2.91, respectively. There are 65,905 shares remaining available to purchase under the plan at September 30, 2007.

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

In marketing its products, Exactech uses a combination of traditional targeted media marketing and direct customer contact and service to orthopaedic surgeons, which is our primary marketing focus. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, Exactech conducts this effort through continuing education forums, training programs and product development advisory panels.

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

Overview of the Three and Nine Months Ended September 30, 2007

During the three months ended September 30, 2007, sales increased 23% to $30.0 million from $24.3 million in the comparable quarter ended September 30, 2006, as we continued to experience success of our new products, as well as continued growth with our existing product lines. Gross margins increased to 66% from 65% for the same quarter of 2006. Operating expenses increased 28% from the quarter ended September 30, 2006, representing 53% of total sales as compared to 51% in the third quarter of 2006. The increase in operating expense, as a percentage of sales, was primarily a result of our increased sales and marketing expenses due to a focus on promotion and marketing of our newly launched products, most notably the Novation® AHS Ceramic on Ceramic hip bearing system and the Equinoxe® Reverse Shoulder system. Net income for the quarter ended September 30, 2007 increased 35% and diluted earnings per share were $0.21 as compared to $0.16 last year. Included in these consolidated results of operations for the three months ended September 30, 2007, is a gain of $37,000 from our subsidiary, Exactech Asia, and a loss of $9,000 from our subsidiary, Exactech UK.

During the nine months ended September 30, 2007, sales increased 20% to $91.1 million from $76.3 million in the comparable period ended September 30, 2006, as we continued to experience growth across all of our major product lines, aided by the success in our new products. Gross margins remained constant at 64%, for each of the nine months ended September 30, 2007 and 2006. Operating expenses increased 26% from the nine months ended September 30, 2006, representing 53% of total sales as compared to 50% in the first nine months of 2006. The increase was partially due to an impairment charge of $1.5 million taken against our intangible assets, which increased operating expenses, as a percentage of sales by approximately 2%. Net income for the nine months ended September 30, 2007 increased 5% and diluted earnings per share were $0.49 as compared to $0.47 last year. Included in these consolidated results of operations for the nine months ended September 30, 2007, is a loss of $42,000 from our subsidiary, Exactech Asia, and a loss of $18,000 from our subsidiary, Exactech UK. If we exclude the pre-tax impairment charge of $1.5 million, our net income would have increased 23% with a diluted earnings per share of $0.57 for the nine months ended September 30, 2007. See “Non-GAAP Financial Measures” later in this section for further discussion on amounts excluding the impairment charge.

Our net inventory balance was reduced by $605,000 from the year ended December 31, 2006, as we continue to make progress in managing our inventory while increasing net sales. During the nine months ended September 30, 2007, we acquired $8.6 million in property and equipment, including a new building purchased during the first quarter, as well as new production equipment and surgical instrumentation. Cash flow from operations was $16.0 million for the nine months ended September 30, 2007 as compared to $7.0 million during the nine months ended September 30, 2006.

The following table includes the net sales and percentage of net sales for each of Exactech’s product lines for the three and nine month periods ended September 30, 2007 and September 30, 2006:

Sales by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Knee Products	$14,325	47.8%	$12,030	49.5%	$46,919	51.5%	$40,311	52.9%
Hip Products	5,997	20.0	4,533	18.7	16,917	18.5	12,942	17.0
Biologics	4,228	14.1	3,373	13.9	11,634	12.8	9,679	12.7
Upper Extremity	2,434	8.1	1,130	4.6	6,356	7.0	3,533	4.6
Other Products	3,001	10.0	3,220	13.3	9,314	10.2	9,797	12.8

Total	$29,985	100.0%	$24,286	100.0%	$91,140	100.0%	$76,262	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2007 - 2006 Inc (decr)		% of Sales
	2007	2006	$	%	2007	2006
Net sales	$29,985	$24,286	5,699	23.4	100.0%	100.0%
Cost of goods sold	10,056	8,507	1,549	18.2	33.5	35.0

Gross profit	19,929	15,779	4,150	26.3	66.5	65.0

Operating expenses:
Sales and marketing	9,826	7,059	2,767	39.1	32.8	29.1
General and administrative	2,405	2,411	(6)	(0.2)	8.0	9.9
Research and development	2,037	1,423	614	43.1	6.8	5.9
Impairment loss	—	—	—	—	—	—
Depreciation and amortization	1,476	1,378	98	7.1	4.9	5.7

Total operating expenses	15,744	12,271	3,473	28.2	52.5	50.6

Income from operations	4,185	3,508	677	19.3	14.0	14.4
Other (expenses) income, net	(236)	(620)	384	(61.9)	(0.8)	(2.6)

Income before taxes	3,949	2,888	1,061	36.7	13.2	11.8
Provision for income taxes	1,351	991	360	36.3	4.5	4.1

Income before equity in net loss of other investments	2,598	1,897	701	36.9	8.7	7.7
Equity in net loss of other investments	(113)	(53)	(60)	113.2	(0.4)	(0.2)

Net income	$2,485	$1,844	641	34.7	8.3	7.5

	Nine Months Ended September 30,		2007 – 2006 Inc (decr)		% of Sales
	2007	2006	$	%	2007	2006
Net sales	$91,140	$76,262	14,878	19.5	100.0%	100.0%
Cost of goods sold	32,677	27,444	5,233	19.0	35.8	36.0

Gross profit	58,463	48,818	9,645	19.7	64.2	64.0

Operating expenses:
Sales and marketing	28,241	22,130	6,111	27.6	31.0	29.0
General and administrative	8,311	7,276	1,035	14.2	9.1	9.5
Research and development	5,747	4,627	1,120	24.2	6.3	6.1
Impairment loss	1,519	—	1,519	—	1.7	—
Depreciation and amortization	4,491	4,210	281	6.6	4.9	5.5

Total operating expenses	48,309	38,243	10,066	26.3	53.0	50.1

Income from operations	10,154	10,575	(421)	(3.9)	11.2	13.9
Other (expenses) income, net	(897)	(1,648)	751	(45.5)	(1.0)	(2.2)

Income before taxes	9,257	8,927	330	3.6	10.2	11.7
Provision for income taxes	3,187	3,258	(71)	(2.1)	3.5	4.3

Income before equity in net loss of other investments	6,070	5,669	401	7.0	6.7	7.4
Equity in net loss of other investments	(292)	(167)	(125)	74.8	(0.3)	(0.2)

Net income	$5,778	$5,502	276	5.0	6.4	7.2

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Sales

For the quarter ended September 30, 2007, total sales increased 23% to $30.0 from $24.3 million in the comparable quarter ended September 30, 2006. Sales of knee implant products increased 19% during the quarter ended September 30, 2007 to $14.3 million from $12.0 million in the same quarter last year, primarily due to the contribution of the line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating platform components. Hip implant sales of $6.0 million during the quarter ended September 30, 2007 was an increase of 32% over the $4.5 million in sales during the quarter ended September 30, 2006, primarily due to the continued momentum of our expanded Novation hip system. Sales from biologics increased 25% during the quarter ended September 30, 2007 to $4.2 million, up from $3.4 million in the comparable quarter in 2006, as our Optecure® service continues to gain market penetration, as does our Accelerate™ platelet concentrating system. Sales from our upper extremity implants have increased 115% to $2.4 million during the third quarter of 2007 as compared to $1.1 million during the same period of 2006, as we benefited from the sales of our Equinoxe reverse shoulder system and continued to experience market shares gains with our primary system. Sales of all other products decreased to $3.0 million as compared to $3.2 million in the same quarter last year. Domestically, total sales increased 24% to $24.6 million, or 82% of total sales, during the quarter ended September 30, 2007, up from $19.9 million, which represented 82% of total sales, in the comparable quarter last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe and Latin America as total international sales increased 21% to $5.4 million, representing 18% of total sales, for the quarter ended September 30, 2007, as compared to $4.4 million, which was 18% of total sales, for the same quarter in 2006.

For the nine months ended September 30, 2007, total sales increased 20% to $91.1 from $76.3 million in the comparable nine months ended September 30, 2006. Hip implant sales increased 31% to $16.9 million during the nine months ended September 30, 2007, from $12.9 million in sales during the nine months ended September 30, 2006, which was due to the continued momentum of our Novation hip system. Sales from biologics increased 20% during the nine months ended September 30, 2007 to $11.6 million, up from $9.7 million in the comparable period in 2006, as our Optecure service continued to drive the growth. Sales of knee implant products was $46.9 million, an increase of 16% during the nine months ended September 30, 2007 from $40.3 million in the same period last year, primarily resulting from the contribution of our line extensions to our Optetrak knee system. Sales from our upper extremity implants have increased 80% to $6.4 million during the first nine months of 2007 as compared to $3.5 million during the same period of 2006, as we continued to experience gains in market share with our primary Equinoxe implant system coupled with the initial introduction of our Equinoxe reverse shoulder system. Sales of all other products decreased to $9.3 million as compared to $9.8 million in the same period last year. Domestically, total sales increased 18% to $70.6 million, or 77% of total sales, during the nine months ended September 30, 2007, up from $59.6 million, which represented 78% of total sales, in the comparable period last year. Internationally, we continued to benefit from the expansion of the distribution of our products in Europe as international sales increased 24% to $20.6 million, representing 23% of total sales, for the nine months ended September 30, 2007, as compared to $16.6 million, which was 22% of total sales, for the same nine month period in 2006.

Gross Profit

Gross profit increased 26% to $19.9 million in the quarter ended September 30, 2007 from $15.8 million in the quarter ended September 30, 2006. As a percentage of sales, gross profit increased to 66% during the quarter ended September 30, 2007 as compared to 65% in the quarter ended September 30, 2006, primarily due to our ongoing initiative to improve our manufacturing efficiencies and increase the volume of our implant components produced internally.

Our gross profit of $58.5 million in the nine months ended September 30, 2007, represented an increase of 20% from $48.8 million in the nine months ended September 30, 2006. As a percentage of sales, gross profit remained constant at 64% for both the nine months ended September 30, 2007 and 2006.

Operating Expenses

Total operating expenses increased 28% to $15.7 million in the quarter ended September 30, 2007 from $12.3 million in the quarter ended September 30, 2006. As a percentage of sales, total operating expenses increased to 53% in the quarter ended September 30, 2007 from 51% in the comparable quarter ended September 30, 2006. Total operating expenses for the nine months ended September 30, 2007, increased 26% to $48.3 million from $38.2 million in the nine months ended September 30, 2006. As a percentage of sales, total operating expenses increased to 53% in the nine months ended September 30, 2007 from 50% in the comparable period ended September 30, 2006.

Sales and marketing expenses, the largest component of total operating expenses, increased 39% for the quarter ended September 30, 2007 to $9.8 million from $7.1 million in the same quarter last year, primarily due to our promotion and launch activities for several new products including our Novation AHS ceramic-on-ceramic hips system, Equinoxe reverse shoulder system, and variable selling expenses. As a percentage of sales, sales and marketing expenses were 33% during the quarter ended September 30, 2007, up from 29% in the same quarter last year. Sales and marketing expenses increased 28% for the nine months ended September 30, 2007 to $28.2 million from $22.1 million in the same period last year, primarily due to variable selling expenses and marketing costs associated with the introduction of new products. As a percentage of sales, sales and marketing expenses were 31% during the nine months ended September 30, 2007, up from 29% in the same nine months last year. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31% for the fourth quarter of 2007.

General and administrative expenses remained flat at $2.4 million in the quarters ended September 30, 2007 and September 30, 2006. As a percentage of sales, general and administrative expenses decreased to 8% for the quarter ended September 30, 2007, as compared to 10% in the quarter ended September 30, 2006. General and administrative expenses increased 14% to $8.3 million in the nine months ended September 30, 2007 from $7.3 million in the nine months ended September 30, 2006, as a result of growth in operations and additional audit fees related to the year ended 2006. As a percentage of sales, general and administrative expenses decreased to 9% for the nine months ended September 30, 2007, as compared to 10% for the same period in 2006. General and administrative expenses for the balance of the year ending December 31, 2007 are expected to be in the range of 8% to 9%, as a percentage of sales.

Research and development expenses increased 43% for the quarter ended September 30, 2007 to $2.0 million from $1.4 million in the same quarter last year, as we continue to experience costs related to the clinical trial for the Optetrak RBKTM knee system. As a percentage of sales, research and development expenses increased to 7% for the quarter ended September 30, 2007 from 6% for the comparable quarter last year. Research and development expenses for the nine months ended September 30, 2007, increased 24% to $5.7 million from $4.6 million in the same nine-month period last year. As a percentage of sales, research and development expenses remained unchanged at 6% for the nine months ended September 30, 2007 and for the same period last year. As we continue to move ongoing development projects along, we expect research and development expenditures to continue to increase through the fourth quarter, ranging from 7% to 8% of sales.

Our operating expenses during the nine month period ended September 30, 2007, includes an impairment loss of $1.5 million recognized during the second quarter, in association with the impairment of the full carrying value of a license to a patent we hold. The license is part of a purchase and distribution agreement that we entered into with Dimicron Corporation to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization increased 7% to $1.5 million during the quarter ended September 30, 2007 from $1.4 million in the quarter ended September 30, 2006, primarily as a result of continuing investment in surgical instrumentation and the expansion of our manufacturing operations. During the quarter ended September 30, 2007, we placed $1.6 million of surgical instrumentation and $677,000 of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization decreased to 5% during the three month period ended September 30, 2007, as compared to 6% for the three month period ended September 30, 2006. Depreciation and amortization increased 7% to $4.5 million during the nine months ended September 30, 2007 from $4.2 million in the nine months ended September 30, 2006, primarily as a result of continuing investment in surgical instrumentation to support our new product launches. During the nine months ended September 30, 2007, we acquired a warehouse facility for $715,000 in our existing complex, placed $4.6 million of surgical instrumentation and $1.3 million of new manufacturing equipment in service. As a percentage of sales, depreciation and amortization decreased to 5% for the nine month period ended September 30, 2007 from 6% for the nine month period ended September 30, 2006.

Income from Operations

Our income from operations increased 19% to $4.2 million in the quarter ended September 30, 2007 from $3.5 million in the quarter ended September 30, 2006, as a result of improved sales during the quarter. Our income from operations decreased 4% in the nine months ended September 30, 2007, to $10.2 million from $10.6 million in the same period in 2006, primarily as a result of the intangible asset impairment loss taken during the second quarter of 2007. Looking forward, we anticipate income from operations to be in the range of 13% to 14% for the fourth quarter of 2007.

Other Income and Expenses

Other expenses, net of other income, decreased to $236,000 during the quarter ended September 30, 2007, from $620,000 in the quarter ended September 30, 2006, primarily due to a reduction in interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the quarter ended September 30, 2007 of $232,000 as compared to $571,000 during the quarter ended September 30, 2006. Other expenses, net of other income, decreased to $897,000 during the nine months ended September 30, 2007, from $1.6 million in the same period of the prior year, again, due to the reduction in interest expense. We incurred net interest expense for the nine months ended September 30, 2007 of $845,000 as compared to $1.6 million during the nine months ended September 30, 2006.

Equity Method Investee Gains and Losses

Losses from our equity method investment in Altiva totaled $113,000 for the quarter ended September 30, 2007 as compared to $53,000 for the same quarter of 2006. Loss from our investment in Altiva was $292,000 for the first nine months of 2007, as compared to a loss of $167,000 for the same nine months of 2006. We anticipate that Altiva will reduce their comparative losses for the fourth quarter of 2007.

Taxes and Net Income

Income before provision for income taxes increased 37% to $3.9 million in the quarter ended September 30, 2007 from $2.9 million in the quarter ended September 30, 2006. The effective tax rate, as a percentage of income before taxes, was 34% for the quarter ended September 30, 2007, as compared to 34% in the quarter ended September 30, 2006. Income before provision for income taxes increased 4% to $9.3 million in the nine months ended September 30, 2007 from $8.9 million in the nine months ended September 30, 2006. The effective tax rate, as a percentage of income before taxes, was 34% for the nine months ended September 30, 2007, as compared to 36% in the nine months ended September 30, 2006. The decrease in the effective tax rate for the nine months ended September 30, 2007 as compared to the same periods last year was primarily the result of an increase in anticipated credits related to research and development as well as domestic production activities. We expect our effective tax rates to range from 34% to 37% for the fourth quarter of 2007. Upon our adoption of FASB

Interpretation 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, on January 1, 2007, we evaluated the impact and determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the nine months ended September 30, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.5 million in the quarter ended September 30, 2007, an increase of 35% from $1.8 million in the quarter ended September 30, 2006. As a percentage of sales, net income continued at 8% in the quarter ended September 30, 2007, from 8% in the quarter ended September 30, 2006. Earnings per share, on a diluted basis, increased to $0.21 for the quarter ended September 30, 2007, from $0.16 for the quarter ended September 30, 2006. Net income for the nine months ended September 30, 2007, increased 5% to $5.8 million from net income of $5.5 million for the same period in 2006. Diluted earnings per share increased to $0.49 for the nine months ended September 30, 2007, from $0.47 for the nine months ended September 30, 2006.

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

Excluding the impact of the pre-tax charge of $1.5 million for the intangible asset impairment recognized in the second quarter of 2007, net income for the nine months ended September 30, 2007, increased 23% to $6.8 million, as compared to net income of $5.5 million for the same nine months of 2006. Adjusted diluted earnings per share for the nine months of 2007 increased to $0.57 as compared to diluted earnings per share of $.47 for the nine months of 2006.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2007	2006	2007	2006
Net Income	$2,485	$1,844	$5,778	$5,502
Adjustments for asset impairment charge
Impairment loss, pre-tax	—	—	1,519	—
Income tax benefit	—	—	542	—

	—	—	977	—

Adjusted net income—excluding impairment charge	$2,485	$1,844	$6,755	$5,502

Diluted earnings per share	$0.21	$0.16	$0.49	$0.47
Adjustment of impairment charge, net	—	—	0.08	—

Adjusted diluted earnings per share	$0.21	$0.16	$0.57	$0.47

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

Exactech has financed its operations through a combination of commercial debt financing, exercise of stock options and cash flows from its operating activities. At September 30, 2007, we had working capital of $48.2 million, which is relatively unchanged from $48.1 million at the end of 2006. Working capital in 2007 was affected by improved cash flow from operations, which was offset by our line of credit becoming due within a year and being classified into current liabilities. Our reduction in total inventory diminished as we continue to expand the market release of our Equinoxe reverse shoulder system and the ceramic bearing line extension for our Novation hip system. We hold certain inventory as non-current due to our estimation of inventory that we will not turn over within a twelve month period. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities—Operating activities provided net cash of $16.0 million in the nine months ended September 30, 2007, as compared to a net cash flow from operations of $7.0 million during the nine months ended September 30, 2006. This change was primarily related to an increase in our accounts payable balance as our purchasing increased in relation to our improved sales for the nine months of 2007. A partial offset to the operating cash inflow for the first nine months of 2007 was an increase in accounts receivable of $4.2 million, which is also attributable to the sales growth. Our allowance for doubtful accounts and sales returns increased to $816,000 at September 30, 2007 from $572,000 at December 31, 2006 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, improved for the nine months ended September 30, 2007 to 58 from a ratio of 65 for the nine months ended September 30, 2006. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. The increase in accounts payable and the non-cash asset impairment loss taken during the period ended September 30, 2007 provided aggregate net cash of $6.6 million, in contrast to a usage in operating cash flow of $3.8 million from accounts payable for the nine months ended September 30, 2006.

Investing Activities—Investing activities used net cash of $10.7 million in the nine months ended September 30, 2007, as compared to $5.4 million in the nine months ended September 30, 2006, primarily as a result of the additional purchases of surgical instrumentation and manufacturing equipment, as well as the acquisition of additional land and facilities for future expansion.

Financing Activities—Financing activities used net cash of $6.5 million in the nine months ended September 30, 2007, as compared to $1.9 million in net cash used for the nine months ended September 30, 2006. In the first nine months of 2007, we made net repayments under our credit line of $6.0 million, as compared to net repayments of $3.4 million in the first nine months of 2006. Our commercial debt facilities decreased by $1.1 million as a result of repayments during the nine months ended September 30, 2007, as compared to $606,000 in the first nine months of 2006. Proceeds from the exercise of stock options provided cash of $697,000 in the nine months ended September 30, 2007, as compared to $901,000 in the nine months ended September 30, 2006, and the proceeds were used to fund operating activities.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. The credit line is limited to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at September 30, 2007, a total of $21.6 million was available to borrow under the Exactech line of credit, of which, $5.1 million had been borrowed, bearing interest currently at 6.9%, which is classified as current debt on our condensed consolidated balance sheet as of September 30, 2007.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at September 30, 2007 was $1.8 million bearing a variable rate of interest of 3.9%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2007, there was $3.2 million outstanding under this loan bearing a variable rate of interest equal to 6.6%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At September 30, 2007, $432,000 was outstanding under this loan bearing a variable rate of interest equal to 6.9%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At September 30, 2007, $2.4 million was outstanding under this loan bearing a variable rate of interest equal to 6.9%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At September 30, 2007, there was $3.4 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to Exactech’s consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at September 30, 2007.

At September 30, 2007, Exactech had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.2 million and outstanding commitments for the purchase of capital equipment of $666,000. We maintain several distribution agreements with third parties, of which we had $7.8 million in purchases during the nine months ended September 30, 2007. During October 2007, we agreed with Waldemar Link to terminate our distribution agreement for Link hip, knee and ankle products effective December 31, 2007 primarily due to growth and profitability issues related to currency exchange. We have agreed with Waldemar Link to assist in the transition of the distribution of the Link products after the expiration of the agreement on December 31, 2007, and Waldemar Link will repurchase any inventory, including surgical instrumentation, that remains at the end of the year, which is currently estimated to be approximately $7.8 million.

In October 2003, Exactech acquired a 16.7% minority interest in our equity method investee, Altiva Corporation. As part of the agreement, Exactech has committed to make loans available to Altiva in an amount not to exceed $5.0 million for a period of five years, the proceeds of which shall be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the loan(s) requested. As of September 30, 2007, Exactech had extended to Altiva the principal sum of $4.4 million under this commitment, bearing interest currently at 8.9%. These loans are due in four equal annual installments beginning November 1, 2009 through November 1, 2012. At Exactech’s election any time between October 29, 2005 and October 28, 2008, these loans can be converted by Exactech into shares of Altiva’s Series C Preferred Stock, par value $.01 (the “Series C Stock”), of Altiva, a newly-created class of Altiva’s capital stock of which Exactech is the only holder. The conversion ratio of the loans is structured such that if Exactech loans the full $5.0 million commitment, the conversion of all outstanding balances under the loans combined with shares of Series C Stock Exactech received in connection with its original investment, will give Exactech a 54.5% interest in Altiva. If less than a $5 million amount of principal is outstanding under the loan at the time Exactech elects to convert, the number of shares issued is subject to a proportionate adjustment. The Series C Stock to be issued to Exactech upon conversion of the loan is held solely by Exactech and has identical rights and privileges to the common stock of Altiva except that the Series C Stock has a superior liquidation preference with respect to dividends and upon liquidation of Altiva (up to the extent of Exactech’s investment in Altiva) and is convertible on a 1-for-1 basis into shares of Altiva’s common stock.

In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6.0 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, Exactech has guaranteed a $6 million line of credit with Merrill Lynch. This guarantee is limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of September 30, 2007, there was $6.0 million borrowed under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company has recorded a liability of $252,000 related to its guarantee of Altiva’s debt with Merrill Lynch pursuant to this commitment.

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

Each interim period, Exactech evaluates its investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine if the fair value of the equity investment, guarantee of a line of credit and commitment to fund convertible debt constitutes more than 50% of the fair value of Altiva’s total equity, subordinated debt and other forms of subordinated financial support. Exactech has evaluated its investment in Altiva Corporation at September 30, 2007 in accordance with the provisions of FIN 46R, and based upon this analysis, has determined that Altiva does not qualify as a variable interest entity requiring consolidation.

During 2006, Exactech began providing Biologic products to Altiva Corporation on consignment for distribution to unaffiliated third parties. We recognize service revenues upon Altiva’s distribution of these products to the unaffiliated third parties. For biologic products that were distributed through Altiva we recorded revenues of $545,000 and $843,000 for the three and nine months ended September 30, 2007, respectively. Their accounts receivable balance as of September 30, 2007, was $545,000.

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

The table that follows provides information about Exactech’s financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $4,000 for the remainder of 2007. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2007, and the weighted average interest rates are those experienced during the year to date ended September 30, 2007 (in thousands, except percentages):

	2007	2008	2009	2010	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$653	$—	$—	$—	$—	$653
Weighted average interest rate	3.8%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$1,000	$1,800
Weighted average interest rate	3.8%

Commercial construction loan at variable interest rate	53	210	210	210	2,515	3,198
Weighted average interest rate	6.8%

Commercial equipment loan at variable interest rate	76	305	51	—	—	432
Weighted average interest rate	7.1%

Commercial equipment loan at variable interest rate	148	594	594	594	447	2,377
Weighted average interest rate	7.1%

Commercial real estate loan at fixed rate swap	85	337	360	386	2,255	3,423
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	5,088	—	—	—	5,088
Weighted average interest rate	7.2%

Exactech invoices and receives payment from international distributors in U. S. dollars and is not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the three and nine months ended September 30, 2007 and 2006, translation losses were not significant. Exactech may experience translation gains and losses during the year ending December 31, 2007; however, these gains and losses are not expected to have a material effect on Exactech’s financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered Exactech’s primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the first nine months of 2007 were $52,000 as compared to $95,000 during the same period in 2006, primarily due to the strength of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures – Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control – There were no changes in our internal control over financial reporting that occurred during the three months ended September 30 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of the business, principally product liability cases. We recently settled a product liability suit filed in Madrid, Spain, for $13,000, which was paid during the third quarter of 2007. We are currently a party to several products liability suits related to the products distributed by Exactech on behalf of Regeneration Technologies, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that these cases are without merit, we are unable to predict the outcome of this or other such litigation. Therefore, we maintain product liability insurance, subject to self-insured retention limits, for these and all such claims, and establish accruals for product liability and other claims, based upon our experience with past claims, advice of counsel, and the best information available. At September 30, 2007, our accrual for product liability claims decreased $220,000 from December 31, 2006, primarily as a result of the resolution of the case in Madrid, Spain and resolution of certain other claims. Certain matters are subject to various uncertainties, and it is possible that those matters may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A.	Risk Factors

Information about risk factors for the nine months ended September 30, 2007, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2006.

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

Exactech, Inc.

Date: November 7, 2007	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 8, 2007	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.