Form 10-K
period 2007-12-31
EXACTECH INC
filed 2008-03-14
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(352) 377-1140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share Common Stock Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer   ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 7, 2008, the number of shares of the registrant’s Common Stock outstanding was 11,690,389. The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $109,668,000 based on a closing sale price of $16.08 for the Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A)

and

CROSS REFERENCE SHEET

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry. We make statements in this report, including statements that are incorporated by reference, that are forward-looking. When used in this report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “project” and similar expressions are intended to identify forward-looking statements. They also include statements regarding:

•	our future growth and profitability;

•	our competitive strengths; and

•	our business strategy and the trends we anticipate in the industries and economies in which we operate.

These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	economic downturns, reduced capital expenditures, consolidation and technological and regulatory changes in the industries we serve;

•	the highly competitive nature of our industry;

•	our ability to attract and retain qualified managers and skilled employees;

•	the outcome of our plans for future operations and growth;

•	the other factors referenced in this report, including, without limitation, under “Risk Factors.”

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. These and other risks are detailed in this report, in the documents that we incorporate by reference into this report and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this report to reflect future events or circumstances. We qualify any and all of our forward-looking statements by these cautionary factors. Except where the context otherwise requires, the terms “the Company,” “Exactech”, “we”, “our”, or “us” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS

We develop, manufacture, market, distribute and sell orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Our revenues are principally derived from sales and distribution of our joint replacement systems, including knee, upper extremity, and hip implant systems, and distribution of biologic allograft services and bone cement materials used in orthopaedic surgery.

We manufacture some components of our knee, upper extremity, and hip joint replacement systems at our facility in Gainesville, Florida utilizing modern, highly automated computer aided manufacturing equipment. Our cellular based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. In addition, to supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as Exactech’s agreement with Tecres, S.p.A, and non-exclusive agreements, such as with Regeneration Technologies, Inc. and Biomatlante SARL.

As of December 31, 2007, Exactech held a 16.7% minority interest in Altiva Corporation (“Altiva”), a company which is continuing to build an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. On January 2, 2008, we exercised our option to acquire 100% of Altiva whereby Altiva became a wholly owned subsidiary of Exactech. Included in the purchase price for the acquisition of Altiva was an amount equal to the $1.0 million original minority investment made by us on October 29, 2003, $5.0 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date according to the merger agreement, and approximately $6.7 million paid by us to certain stockholders of Altiva. As a result of the acquisition we acquired all of Altiva’s assets and assumed all liabilities, including the $6.0 million long-term line of credit of Altiva guaranteed by us. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Knowledge Enterprises, Inc. during 2007, the worldwide market for orthopaedic products in 2006 was estimated to be $28.9 billion, which represented an increase of 11% from the previous year. According to this study, the primary three market segments in which Exactech offers its products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $10.5 billion, $3.0 billion and $4.1 billion, respectively, during 2006. According to this report, bone and joint diseases account for half of all the chronic conditions in people over fifty years of age. With the prediction of this population of people doubling by the year 2020, the report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management shares the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

Exactech’s joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft services, like those services distributed by us, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.

The following table includes the net revenue and percentage of net revenue for each of our product lines for the years ended December 31, 2007, 2006 and 2005. Other financial information relating to our reportable segments is included in Note 13 of the Consolidated Financial Statements, in Part II Item 8. – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
Knee Implants	$63,402	51.1%	$53,573	52.3%	$49,643	54.5%
Hip Implants	22,589	18.2	17,867	17.5	15,840	17.4
Biologics	16,202	13.0	13,344	13.0	11,380	12.5
Upper Extremity	9,539	7.7	4,904	4.8	2,932	3.2
Other Products	12,477	10.0	12,742	12.4	11,221	12.4

Total	$124,209	100.0%	$102,430	100.0%	$91,016	100.0%

Knee Implants. We believe that our Optetrak® knee system represents a major advancement in knee implant design. The Optetrak® comprehensive knee system addresses orthopaedic surgeons’ concerns for contact stress, patellar tracking, polyethylene wear, joint stability and bone preservation. Streamlined instrumentation allows the surgeon to work quickly and efficiently.

During 2004, we began full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak® knee system. This line extension also includes a cruciate sparing, posterior stabilized and a new high flexion component, which provides for a larger range of motion. These asymmetrical line extensions provide for differentiated right and left femoral components to meet surgeon preferences. During 2006, we commenced full scale release of a new unicondylar knee system, featuring our new low profile instrumentation. In 2006, we launched a rotating bearing knee system for international markets. In 2007, we commenced full market introduction of the Optetrak® Uni complete with enhanced instrumentation along with updated versions of the Low Profile and ligament balancing instrument systems.

From March, 2002 through December 2007 we distributed Link’s line of implant products which includes the Link® Endo-ModelTM Rotational Knee, designed to provide stability with controlled rotation for severe joint deterioration with insufficient ligament support and the Link® Endo-ModelTM Sled Uni-Knee, designed for cases where only a portion of a joint warrants replacement. As of January 1, 2008, we are no longer the distributor of Link’s hip and knee products as Link Bio, Inc. has assumed distribution of these products. We have entered into an invoicing services agreement with Link Bio for an indefinite basis under which we will invoice and collect from hospital customers using our sales force.

Hip Implants. Exactech’s line of hip implant and instrument products includes the AcuMatch® Integrated Hip System which is designed to address the majority of requirements for total hip replacement, including primary, or first time hip replacement surgery, and revision, or a surgery to replace or repair a previously implanted device. The system includes the C-Series cemented femoral stem, the A-Series acetabular components for the hip socket, the P-Series press-fit femoral stem, the M-Series modular femoral stem, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch® cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA® Revision Hip System.

Our AcuMatch® C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty, or joint reconstructive surgery. The AcuMatch® A-Series was designed to provide a comprehensive acetabular offering with sufficient polyethylene thickness to help lower stresses in the polyethylene liner. The AcuMatch® M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch® P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch® L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures. A Low Profile Instrumentation™ system was launched during 2004 to support cases in which the surgeon may choose alternate incision lengths or less tissue disruption.

During 2005, we introduced the press-fit version of the new Novation™ hip system as well as Connexion GXL™ enhanced polyethelene for the AcuMatch A-Series acetabular system, which we believe made our hip offerings more competitive. The Novation™ hip system features both splined and cemented primary femoral stems, and offers a comprehensive acetabular system which incorporates the use of enhanced polyethylene and ceramic-on-ceramic components. We received PMA approval from the Food and Drug Administration (“FDA”) during July of 2007 for our ceramic on ceramic hip bearing system, and the system was launched in the third quarter of 2007. During 2003 we entered into a license agreement with Dimicron Corporation to develop a diamond on diamond hip bearing technology. During June 2007, Dimicron notified us that it did not consider the technology to be commercially viable as it relates to the licensed 28mm socket design, at which time we fully impaired the $1.5 million in carrying value of the license.

Biologics: We make and distribute various products designed for the healing and regeneration of bone and wound tissue, including products which contain human allograft. We have maintained a distribution relationship with Regeneration Technologies, Inc. (“RTI”) since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix. During December 2005, RTI and Exactech and RTI and Medtronic Sofamor Danek, Inc. modified their agreements providing for each organization to market the services for all musculoskeletal procedures. Prior to this modification, our rights of distribution were limited to non-spine applications for these products. We also distribute Regenaform ® and Regenafil® allograft tissue implants for oral and dental applications. In October 2005, RTI announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on our results of operations, financial condition and cash flows is uncertain.

In 2005, we commenced marketing of OpteMx® a Tri-Calcium Phosphate/Hydroxyapatite based synthetic bone graft extender licensed under a non-exclusive U.S. distribution agreement with Biomatlante. Additionally, we launched a new platform of Demineralized Bone Matrix products, under the brand name OptecureTM. This product was the first product containing human tissue to receive FDA clearance as a medical device. The product also contains a synthetic bioabsorbable polymer carrier material licensed from Genzyme Corp.

During 2007, we introduced the AccelerateTM Platelet Concentration System as a means of extracting autologous growth factors and fibrinogen from patients’ own blood to improve the healing quality of joints and tissue following Orthopaedic procedures.

Upper Extremity: In November 2004, we received FDA clearance for marketing the Equinoxe® primary and fracture shoulder systems in the United States. The Equinoxe systems were developed from a patented total shoulder system acquired from Teknimed, S.A., a French manufacturer of orthopaedic implants and processor of biological products. During 2005, we commenced full scale marketing of the primary and fracture systems. During 2007, we released a reverse application version of the Equinoxe system. We received FDA clearance to market our Equinoxe® reverse shoulder late in the first quarter of 2007 and began a full market release in the second half of 2007.

Other Products. The AcuDriver® Automated Osteotome System is an air-driven impact hand piece that assists surgeons during joint implant revision procedures by aiding in effective removal of failed prostheses and bone cement. The AcuDriver® accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome, a cement removal tool, with a mallet.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A. In June 2004, we gained FDA clearance and began marketing Cemex Genta, a bone cement containing antibiotics. In 2004, we announced that Tecres had received FDA clearance to market pre-formed cement hip and knee spacer products containing an antibiotic that is included in our distribution agreement. The InterSpaceTM hip, knee, and shoulder spacers are used in two stage revision procedures that involve an infection with a previously implanted prosthesis and provide orthopaedic surgeons with a new, convenient way to treat this difficult problem. We began marketing the spacers in 2004. In 2006, we announced that Tecres had received clearance from the FDA to market a pre-formed cement shoulder spacer product containing an antibiotic that is included in our distribution agreement.

Marketing and Sales

We market our orthopaedic implant products in the United States through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives. Internationally, we market our products through a network of independent distributors and our wholly owned subsidiaries that currently distribute products and services in over twenty-five countries. The customers for our products are hospitals, surgeons and other physicians and clinics.

We generally have contractual arrangements with our independent sales organizations whereby they are granted the exclusive right to sell our products in a specified territory. In turn, the sales organizations are required to meet sales quotas to maintain their relationships with us. We typically pay our sales agencies a commission based on net sales. We are highly dependent on the expertise and customer relationships of our sales agencies. Our sales organization is managed by Regional Directors of Sales assigned to regions throughout the United States. We currently offer our products in all fifty states, and the District of Columbia.

We provide inventories of our products to our United States sales organizations until sold or returned. These inventories are necessary for sales representatives to market our products and fill customer orders. The size of a particular component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of any given surgery. Accordingly, we are required to maintain substantial levels of inventory. The maintenance of relatively high levels of inventory requires us to incur significant expenditures. Our failure to maintain required levels of inventory could have a material adverse effect on our continued expansion. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. We review our inventory for obsolescence on a regular basis and adjust our inventory for impairment.

During each of the year’s ended December 31, 2007, 2006 and 2005, approximately 3% of our sales were derived from a major hospital customer, and one international distributor accounted for approximately 7%, 8% and 8%, respectively, of our total sales.

We generally have contractual arrangements with our international distributors pursuant to which the distributor is granted the exclusive right to market our products in the specified territory and the distributor is required to meet sales quotas to maintain its relationship with us. International distributors typically purchase product inventory and instruments from us for their use in marketing and filling customer orders. We have wholly owned subsidiaries operating in China and the United Kingdom, and a branch office in Canada.

For the years ended December 31, 2007, 2006 and 2005, international sales accounted for $27.7 million $22.3 million, and $18.6 million, respectively, representing approximately 22%, 22% and 20%, respectively, of our net sales. Of those international sales, sales to our Spanish distributor accounted for $9.2 million, $8.4 million, and $7.4 million in 2007, 2006 and 2005, respectively. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in our history, we utilized third-party vendors for the manufacturing of all of our component parts, while internally performing product design, quality assurance and packaging. More recently, our strategy has been to continue to develop and expand our own internal manufacturing and supply chain capabilities. We have done this through strategically creating state-of-the-art cellular manufacturing processing utilizing highly automated, computer-aided production and inspection equipment.

Our manufacturing process typically involves the final machining of semi-completed raw materials of both our metal and polyethylene or compression molded plastic components that make up our joint replacement systems. After parts are machined, they are inspected and processed for final polishing and finishing as needed. Prior to packaging, our parts are inspected again to ensure that they are within approved specifications. Packaged finished parts are then made sterile and ready for surgery through gamma irradiation performed by an outside vendor.

At present, we manufacture approximately 65% of our implant components in our facility and headquarters in Gainesville, Florida. With the increase of internal manufacturing, we have experienced a greater degree of control in improving production costs, response time, flexibility, and other time saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2007, 2006 and 2005, we purchased approximately 35%, 41% and 47%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. During the first half of 2005, we experienced challenges with our supply chain that adversely impacted our ability to meet demand for some of our new and existing hip and knee implant products; however, we believe we have made significant progress in working with our suppliers to resolve those issues. Additionally, we have continued to develop alternative sources for components. While we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Certain tooling and equipment unique to our products are provided by us to our suppliers. Order backlog is not a material aspect of our business.

Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those internally manufactured, are examined by our personnel throughout the process and prior to assembly or packaging to ensure that our specifications and standards are maintained.

Patents and Proprietary Technology; License and Consulting Agreements

We hold United States and international patents covering several of our implant components, biologic materials technologies and some of our surgical instrumentation with lives ranging from five to seventeen years. We believe that patents and intellectual property will continue to be important in the orthopaedic industry. In this regard, we defend our intellectual property rights and believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event some of our intellectual property and agreements relating to our products are deemed invalid, such action could have a material adverse effect on our financial condition and results of operations.

In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as the Chairman of our Board of Directors. Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by us to Drs. Petty and Miller.

We also pay royalties to a significant hospital customer, pursuant to a license agreement we entered into for its assistance in the development and promotion of our knee implant systems as well as the training of persons in the use of such systems.

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2007, we paid Dr. Burstein $180,000 as compensation under this consulting agreement.

Research and Development

During 2007, 2006 and 2005, we expended $8.1 million, $6.2 million, and $5.9 million, respectively, on research and development and anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of the Novation® hip stem systems, line extensions of the Optetrak® knee system and design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of our research and development efforts, we have developed a strategic partnership through an agreement with Genzyme Biosurgery Corporation to bring expertise in advanced materials to Exactech’s products. The agreement with Genzyme relates to development of polymer-based synthetic biomaterials, which, when delivered with other biologic products, support the growth of new bone.

We believe that our purchase of intellectual property and product line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than Exactech. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. According to “The Orthopaedic Industry Annual Report” for 2006, by Knowledge Enterprises, Inc, these five companies had an estimated aggregate market share of approximately 54% in 2006.

Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, the strength of their distribution network and price. While price is a key factor in the orthopaedic market, there are other significant factors, including: surgeon preference, ease of use, clinical results, and service provided by us and our representatives.

Product Liability and Insurance

We are subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for similar companies. During 2005 through 2007, we experienced stable insurance premiums as a percentage of sales. We evaluate our levels of product liability insurance annually, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure such coverage in the future at a reasonable cost.

Government Regulation

Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change constantly thereby increasing the uncertainty and risk associated with any healthcare-related venture including the one described in this offering.

The federal government regulates healthcare, in general, and Exactech, in particular, through various agencies, including but not limited to the following: (i) the Food and Drug Administration, or FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

I.	FDA Regulates the Design, Manufacture, and Distribution of Our Medical Devices

The FDA regulates medical devices and classifies medical devices into one of three classes. Devices are subject to varying levels of regulatory control depending on their class. In the United States, a company generally can obtain permission to distribute a new device in two ways. The first applies to Class I and II devices that are substantially equivalent to a device first marketed prior to May 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. To obtain FDA permission to distribute the device, a company generally must submit a pre-market notification application (a section 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that device for its intended use. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the United States. The FDA review process for pre-market notifications submitted pursuant to section 510(k) takes on average about 90 days, but it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the pre-market approval (“PMA”) process described below.

The PMA approval process applies to a new device that is not substantially equivalent to a pre-1976 product or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to approval as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the company’s pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.

We currently market medical devices that have been cleared for marketing by the FDA under both the 510(k) and the PMA processes.

We are registered with the FDA as a device establishment. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications. The FDA in the course of enforcing the FD&C Act may subject a company to various sanctions for violating FDA regulations or provision of the Act, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke an approval or clearance, seeking disgorgement of profits, and seeking to criminally prosecute a company and its officers and other responsible parties.

In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell products within the EU. These regulations require us to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities, and to undergo periodic inspections by notified bodies to obtain and maintain these certifications.

II.	Medicare Reimbursement Levels Are Uncertain and Subject to Change

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers, e.g., physicians, by private and public payors are expected to continue.

Significant limits on the scope of services covered or on reimbursement rates and fees on those services that are covered could have a material adverse effect on our ability to commercialize our products and therefore, on our liquidity and financial condition.

III.	We Must Comply with the Government’s Anti-Fraud and Abuse Rules Which Are Vigorously Enforced

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties that can materially affect us. These federal laws include, by way of example, the following:

•

The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

•

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements.

•

The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•

The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

•

The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs.–or both.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a suppliers’ liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from either purchasing or using the device. This could have a material adverse effect on our ability to commercialize the device.

IV.	We May be Compelled to Comply with the Privacy Provisions of HIPAA

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers, and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and, based on our current business model, it is unlikely that we would be a business associate. Nevertheless, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit.

Environmental Law Compliance

Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our manufacturing operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. We do not have underground storage tanks and believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future environmental compliance will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at our facilities. We could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean up at a site to which our wastes were transported.

Employees

As of December 31, 2007, we employed 265 full time employees. We have no union contracts and believe that our relationship with employees is good.

Executive Officers of the Registrant

Our executive officers, and their ages, as of March 7, 2008, are as follows:

Name	Age	Position
William Petty, M.D	65	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	60	Executive Vice President, Research and Development
David W. Petty	41	President and Director
Joel C. Phillips	40	Chief Financial Officer and Treasurer
Bruce Thompson	50	Senior Vice President, General Manager – Biologics Division
Betty Petty	65	Vice President, Administration and Human Resources and Corporate Secretary

William Petty, M.D. is a founder of Exactech. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President from January 2002 until December 2007. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic

Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, and on the Executive Board of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty, and the father of David W. Petty.

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

David W. Petty was promoted to the position of President on November 29, 2007. Mr. Petty has served the Company in various capacities in the areas of operations and sales and marketing since joining the Company in 1988. From February 2000 to November 2007, Mr. Petty served as Executive Vice President of Sales and Marketing, from 1993 to 2000, he served as Vice President of Marketing and, from April 1991 until April 1993, he served as Vice President of Operations. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

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

Our officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

Our Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/investors/financials by selecting the option entitled “SEC FILINGS”. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

We are subject to extensive government regulation, and our failure to comply with these regulations could materially adversely impact our operations.

Failure to obtain government approvals and clearances for new products and/or modifications to existing products or otherwise comply with applicable laws and regulations on a timely basis would have a material adverse effect on our business and financial results. See “Business – Government Regulation.” A significant recall of one or more of our products could have a material adverse effect on our business and financial results. We cannot provide assurance that such clearances will be granted or that review by government authorities will not involve delays that could materially adversely affect our revenues, earnings, and cash flows.

We expect the healthcare industry to face increased scrutiny over reimbursement and healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products.

In the United States and other countries, sales of our products depend in part upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products could adversely impact sales. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products.

We are required to incur significant expenditures of resources in order to maintain relatively high levels of inventory, which can reduce our cash flows.

As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and out-of-pocket costs required to replace such inventory.

We rely upon third party suppliers for raw materials and supplies, and such parties’ failure to perform of which would adversely impact our production costs.

Should the availability and on time delivery of raw materials and supplies needed in the production of our products and services become unreliable or significantly more costly our earnings may be materially and adversely impacted due to the resulting increased costs of production.

We conduct business in a highly competitive industry.

The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we face competition for regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. We cannot provide assurance that we will be able to compete successfully.

Our success is partially dependent upon our ability to successfully market new and improved products and the market acceptance of those products, and our failure to successfully market these products would adversely impact our ability to generate revenue.

The failure of our products to gain market acceptance would be likely to have a material adverse effect on our revenues and earnings. We cannot provide assurance that our new or improved products will gain market acceptance. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by surgeons, patients, third party payors and others in the medical community, about the safety and effectiveness of our products;

•	the willingness of the target patient population to try new products and of surgeons to decide to use these products;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in our product’s approved labeling;

•	the efficacy and potential advantages relative to competing products and products under development;

•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;

•	publicity concerning our products or competing products and treatments;

•	reimbursement of our products by third party payors; and

•	the price for our products and competing products.

Our sales are partially derived from the distribution of third party manufacturer’s products who, in certain instances could discontinue their relationship with us.

Should we fail to meet the minimum sales performance or purchases commitments common to such third party manufacturer distribution agreements, those third parties may elect to discontinue our distribution of their products and services. Should we lose the rights to one or more of our distribution agreements, it could have a material adverse effect on our revenues and earnings.

We are subject to federal anti-kickback laws and regulations, the violation of which can result in the imposition of harsh penalties materially adversely affecting our results of operations and cash flows.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, violations of which can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us and with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.

We cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that those confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors.

Our business depends on proprietary technology which we may not be able to protect and which may infringe on the intellectual property rights of others.

Our success depends, in part, on the strength of the intellectual property rights relating to our products and proprietary technology. There are no guarantees that patent protection will be obtainable for all of our products whether in the U.S. or abroad, or that any protection that is obtained will be broad enough to be effective and of value, or that it will withstand challenges as to validity and enforceability.

We do not currently have patent protection for all of our products. Our Optetrak knee system is one such unpatented product. For our unpatented products, the only intellectual property rights that exist at present, if any, are trade secret rights. We cannot guarantee that others will not readily ascertain by proper means the proprietary technology used in or embodied by our products, or that others will not independently develop substantially equivalent products or that we can meaningfully protect the rights to unpatented products. We cannot guarantee that our agreements with our employees, consultants, advisors, sub-licensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to our products will provide meaningful protection.

It is possible that third parties may assert that our products infringe upon their proprietary rights. It is virtually impossible for us to be certain that no infringement exists. Furthermore, because we have acquired some of the intellectual property used in our business from third parties, there are additional inherent uncertainties about the origin and ownership of the intellectual property that could contribute to our infringement exposure.

It is also possible that we may need to acquire additional licenses from third parties in order to avoid infringement. We cannot assure you that any required license would be made available to us on acceptable terms, if at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we do.

Any of these events could materially harm our business.

We must devote substantial resources to research and development, which adversely impacts our cash flows and provides no guarantee of success.

We cannot provide assurance that we will be successful in developing competitive new products and/or improving existing products so that our products remain competitive and avoid obsolescence. In addition, whether or not successful, these research and development efforts place stress on our cash flows which could have a material adverse effect on our business, should our efforts prove unsuccessful in producing competitive products that achieve market acceptance.

We are subject to potential product liability risks, which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation.

We cannot provide assurance we will not face claims resulting in substantial liability for which we are not fully insured. A partially or completely uninsured successful claim against us of sufficient magnitude could have a material adverse effect on our earnings and cash flows due the cost of defending ourselves against such a claim. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development, which would have a material adverse effect on our business and results of operations. Product liability claims may result in reduced demand for our products, if approved, which would have a material adverse effect on our business and results of operations. In addition, the existence of a product liability claim could affect the market price of our common stock.

We are subject to the risk of an inability to secure and maintain adequate levels of product liability insurance coverage on acceptable terms.

Product liability insurance premiums are volatile. Should premiums increase significantly, it could have a material adverse effect on our earnings and cash flows due to the increase in operating costs that would result. We presently carry products liability insurance with coverage in an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may not be able to obtain adequate insurance in the future at an acceptable cost.

Our products, including products that are manufactured by third parties but distributed by us, may be subject to recall or product liability claims.

These products are used in medical contexts in which it is important that those products function with precision and accuracy. If these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may choose to or be forced by regulatory agencies to withdraw such products from the market. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition. In October 2005, Regeneration Technologies, Inc., a distributor of allograft materials with whom we have a distribution relationship, announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on our results of operations, financial condition and cash flows is uncertain.

We partially depend on third parties for sales and marketing, and our inability to effectively utilize the services provided by these third parties would materially adversely impact our ability to generate sales.

With respect to our international markets, we depend on independent sales representatives and distributors for the sale and marketing of certain of our products. We have a network of distributors who market our products. Our contracts with distributors generally grant them the exclusive right to market our products in a specified territory. The distributor typically is not required to meet designated sales quotas. Our arrangements with our independent sales representatives and distributors typically do not preclude them from selling competitive products. Our success depends upon the expertise of our independent sales representatives and distributors and their relationships with our customers. Our inability to attract and retain qualified sales representatives and distributors would have a material adverse effect on our business, results of operations, financial condition and prospects.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.

On January 2, 2008, we consummated our acquisition of Altiva Corporation, a company which is continuing to build an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. Also, on February 22, 2008, we signed a share purchase agreement to acquire France Medica SAS, a Strasbourg-based importer and distributor of orthopaedic products and surgical supplies, which acquisition we anticipate completing in the second quarter of 2008. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•

potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

Any of these risks can be greater if an acquisition is large relative to the size of our company. Failure to manage effectively our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

We may encounter difficulties implementing our expansion plan.

We expect that we may encounter challenges and difficulties in implementing our expansion plans. These challenges and difficulties relate to our ability to:

•	identify and obtain the use of locations in which we believe there is sufficient demand for our products;

•	identify and obtain technologies we believe are suitable and complementary to our own platform;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support these expansion plans;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support this expansion plan with minimal delays.

If we encounter greater than anticipated difficulties in implementing our expansion plan, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.

If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could negatively impact our business, results from operations and financial condition.

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. We have extended until March 31, 2008 the term of our employment agreement with William Petty, M.D., our Chief Executive Officer and Chairman, to allow us time to renegotiate its terms. To the extent we are unsuccessful in entering into a new employment agreement with Dr. Petty or Dr. Petty otherwise terminates his employment with Exactech for any reason, his absence could have a material adverse effect on our business, results of operation and financial condition. We do not maintain keyman life insurance with respect to these key individuals. Our recent and potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

Difficulties presented by international economic, political, legal, accounting and business conditions could harm our business in international markets.

For the year ended December 31, 2007, 22% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical infrastructure;

•	challenges in staffing and managing foreign operations; and

•	Healthcare laws and regulations may be more restrictive than those currently in place in the United States.

Any one or more of these factors could materially and adversely affect our business.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach; or

•	our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business and competitive position.

The Company, like other companies in the orthopedic industry, is involved in ongoing investigations by the U.S. Department of Justice, the results of which may adversely impact the Company’s business and results of operations.

On December 12, 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents from 1998 through the present related to consulting and professional service agreements between us and orthopedic surgeons and other medical professionals. We are aware that similar inquiries have been directed to other companies in the orthopedics industry. Any resolution of this investigation remains uncertain at this time. The investigation could, among other things, result in criminal prosecutions, substantial monetary payments, changes in some of our existing business practices and additional governmental oversight. We are cooperating fully with the Department of Justice inquiry, but there can be no assurance that we will enter into a consensual resolution of this matter with the U.S. Attorney’s Office.

If, as a result of these investigations, we are found to have violated one or more applicable laws, our business, results of operations and financial condition could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, results of operations and financial condition.

The directors of Altiva Corporation, Exactech’s recently acquired subsidiary, are parties to a lawsuit filed against them in connection with Exactech’s acquisition of Altiva, liability under which may be required to be covered by Altiva to the extent insurance fails to so cover.

On December 31, 2007, certain common stockholders of Altiva Corporation filed an action in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva. The stockholders generally allege that the merger is unfair to Altiva’s common stockholders and that the Altiva Board breached its fiduciary duty to Altiva and its stockholders in connection with the merger and certain other transactions leading up to the merger. The stockholder’s seek, among other things, declaratory relief, compensatory, consequential and rescissory damages and pre and post-judgment interest. To the extent the Court of Chancery determines the directors are liable in any fashion and Altiva’s director and officer liability insurance provider fails to cover such amounts, Altiva may be obligated to indemnify these directors for such amounts which could materially adversely impact Altiva’s financial condition and cash flows.

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our equity securities has been volatile (ranging from $14.11 per share to $24.44 per share during the 52-week trading period ending January 31, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of December 31, 2007, we had 11,611,674 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.2%, or 20,583 shares, of our stock traded on an average daily basis during the 52 week trading period ended January 31, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

We expect to issue additional equity securities to fund the acquisition of additional businesses and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of the shares of common stock only upon the sale of the shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock, and we are restricted from doing so in accordance with the terms of our credit agreements. Furthermore, we may not pay cash or stock dividends without the written consent of our senior lenders. Therefore, an investor in our common stock may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our shareholders.

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 40% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges, including the American Stock Exchange, and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own a 76,000 square foot building on approximately eight acres of land located in Gainesville, Florida, which contains our principal executive offices, research and development laboratories and manufacturing facility. We own a 14,000 square foot building on approximately one and one-half acres in Gainesville, Florida adjacent to the main facility that was remodeled to expand our manufacturing area. In January 2005, we acquired a 20,000 square foot facility on approximately two acres nearby the main facility. During 2007, we remodeled this facility and opened our expanded customer operations center to improve our ability and efficiency in fulfilling our customers’ orders. In March 2007, we purchased a 11,000 square foot building on approximately one acre of land adjacent to our leased distribution facility in Gainesville, Florida, for $840,000.

We and our subsidiaries lease a number of facilities in the United States, Canada, China and Great Britain. Among these leased facilities is a 9,500 square foot warehouse facility in Gainesville, Florida. The Gainesville warehouse lease was renewed in 2005 for a term of three additional years at an annual rate of $49,000, expiring July 31, 2009. We lease a 1,000 square foot office in Great Neck, New York for a term of two years at an annual rate of approximately $27,000, expiring March 31, 2008. Commencing on January 1, 2008, Exactech began leasing approximately 2,327 square feet of office space in Ohio, for a 39 month term at an annual base rate of approximately $22,000, expiring March 31, 2011. We lease a 4,200 square foot office and warehouse facility in Ontario, Canada for a term of five years at an annual rate of $23,000 CAD (equivalent to approximately $23,000 U.S. dollars at an exchange rate of 1.02 U.S. dollars per Canadian dollar as of December 31, 2007), expiring December 31, 2009, with an option to renew for an additional five year period. Our subsidiary, Exactech Asia, leases an approximately 2,000 square foot office and warehouse facility in Shanghai, Peoples Republic of China for a term of three years at an annual rate of ¥324,000 CNY (equivalent to $44,000 U.S. dollars at an exchange rate of 0.14 U.S. dollars per Chinese Yuan Renminbi as of December 31, 2007), expiring May 1, 2010. Our subsidiary, Exactech (UK), Ltd., leases an approximately 800 square foot office in Redditch, England for a term of three years, with an option to terminate after eighteen months, at an annual rate of £8,000 GBP (equivalent to $16,000 U.S. dollars at an exchange rate of 2.00 U.S. dollars per British Pound Sterling as of December 31, 2007), expiring November 30, 2008.

We own approximately four and one-half acres of undeveloped land nearby to our existing facilities in Gainesville, Florida for future expansion requirements.

ITEM 3.	LEGAL PROCEEDINGS

There are various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of Regeneration Technologies, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2007, we maintained no accrual for product liability claims, which was a decrease of $276,000 from December 31, 2006, primarily as a result of the settlement of a claim. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

We received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We intend to fully cooperate with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

On December 31, 2007, as a result of our merger with Altiva, certain common stockholders of Altiva filed an action in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva (the “Altiva Board”). The stockholders generally allege that the merger is unfair to Altiva’s common stockholders and that the Altiva Board breached its fiduciary duty to Altiva and its stockholders in connection with the merger and certain other transactions leading up to the merger. The stockholder’s seek, among other things, declaratory relief, compensatory, consequential and rescissory damages and pre and post-judgment interest. On February 7, 2008, Altiva was served with the complaint in respect of this lawsuit. We believe the claims of these stockholders are without merit, and the Altiva directors intend to vigorously defend against all such claims; however, we are unable to predict the ultimate outcome of this litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales price of our common stock, as reported on the Nasdaq Global Market:

2007	High	Low
First Quarter	$16.75	$14.10
Second Quarter	16.85	14.11
Third Quarter	16.50	15.00
Fourth Quarter	22.25	15.19

2006
First Quarter	$14.30	$11.00
Second Quarter	14.97	12.75
Third Quarter	14.53	12.10
Fourth Quarter	14.50	12.31

We have paid no cash dividends to date on our common stock. We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including our future earnings, results of operations, capital requirements, financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. Our line of credit with Merrill Lynch Business Financial Services, Inc. limits our ability to pay dividends.

As of March 7, 2008 the Company had approximately 257 shareholders of record. We believe there are in excess of 3,221 beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information (2)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,210	$13.92	363
Equity compensation plans not approved by security holders(1)	—	—	—

Total	1,210	$13.92	363

(1)	The 2003 Executive Incentive Compensation Plan approved by shareholders at the Annual Meeting on May 2, 2003, superseded and consolidated all of our previous incentive stock plans.
(2)	See Note 10 to the consolidated financial statements for additional information regarding our stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock since December 31, 2002 with (i) the Nasdaq Stock Market index prepared by the Center for Research in Security Prices (“CRSP”), and (ii) CRSP’s index for companies with similar Standard Industry Codes (“SIC”) as ours.

Comparison of Five—Year Cumulative Total Returns
Performance Graph for
EXACTECH, INC.

Produced on 02/22/2008 including data to 12/31/2007

$270
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
255.4
213.5
198.0
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	EXACTECH, INC.	100.0	151.7	188.2	117.7	146.4	213.5
— — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - ▲	NASDAQ Stocks (SIC 3840—3849 US Companies) Surgical, Medical, and Dental Instruments and Supplies	100.0	146.1	170.8	188.3	199.2	255.4

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year—end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

14126

©Copyright 2008

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Statement of Income Data:
Net sales	$124,209	$102,430	$91,016	$81,815	$71,255
Cost of goods sold	43,758	36,571	31,959	29,226	25,375
Gross profit	80,451	65,859	59,057	52,589	45,880
Operating expenses:
Sales and marketing	38,699	30,012	27,046	23,077	21,600
General and administrative	10,984	9,955	9,815	8,295	7,496
Research and development	8,126	6,241	5,879	4,788	3,748
Impairment loss	1,519	—	—	—	—
Depreciation and amortization	6,156	5,718	4,989	4,109	3,516
Total operating expenses	65,484	51,926	47,729	40,269	36,360
Income from operations	14,967	13,933	11,328	12,320	9,520
Other income (expense):
Interest expense, net	(950)	(1,941)	(684)	(241)	(160)
Other income (expense)	(72)	—	—	—	—
Litigation settlement, net of costs	—	—	—	—	1,000
Foreign currency exchange gain (loss)	(152)	(114)	35	(14)	(92)
Income before provision for income taxes	13,793	11,878	10,679	12,065	10,268
Provision for income taxes	4,859	3,954	3,745	4,308	3,705
Income before equity in loss of other investments	8,934	7,924	6,934	7,757	6,563
Equity in net loss of other investments	(451)	(172)	(330)	(453)	(62)
Net income	8,483	7,752	6,604	7,304	6,501
Basic earnings per common share	$0.73	$0.68	$0.59	$0.66	$0.59
Diluted earnings per common share	$0.72	$0.67	$0.57	$0.63	$0.57

(in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data:
Total current assets	$70,863	$60,087	$53,919	$49,889	$43,364
Total assets	116,459	113,274	114,575	81,979	70,338
Total current liabilities	17,167	11,940	15,085	11,668	9,742
Total long-term debt, net of current portion	9,025	21,784	28,581	6,631	6,499
Total liabilities	28,821	36,351	46,842	22,142	19,031
Total shareholders’ equity	87,638	76,923	67,733	59,837	51,307

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and “Item lA. Risk Factors”.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are primarily derived from sales of knee and hip joint replacement systems. Revenues from the worldwide distribution of biologic materials and shoulder implant product line have continued to increase as a percentage of our total revenues over the past several years as we have expanded our current distribution in all of the markets we serve. Our continuing research and development projects will enable us to continue the introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers have contributed to revenue growth and are expected to continue to be an important part of our anticipated future revenue growth.

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, upper extremity and hip implant product lines and biologic materials and services.

In marketing our products, we use a combination of traditional targeted media marketing and our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, we conduct this marketing effort through continuing education forums, training programs and product development advisory panels.

Overview of 2007

Total sales increased 21% to $124.2 million during 2007 from $102.4 million in 2006. Gross profit margin increased to 65% in 2007 from 64% in 2006. International sales of $27.7 million, which represented 22% of total sales, increased 24%, as compared to $22.3 million, or 22% of total sales in 2006. Increases in operating expenses in 2007 were driven by additional sales and marketing efforts to promote our products, which increased 29% from 2006. Overall, operating expenses increased 26% from 2006 resulting in income from operations increasing 7% from 2006. Income before provision for income taxes increased 16% to $13.8 million from $11.9 million in 2006. Net income increased 9% from the prior year, equaling 7% of sales, down from the 8% of sales achieved in 2006, primarily as a result of the impairment charge taken during the second quarter.

On the balance sheet, at the end of 2007, working capital increased 12% to $53.7 million from $48.1 million in 2006. This increase in working capital was a result of the additional current inventory we held as of December 31, 2007, as well as an increase in accounts receivable. Current liabilities increased 44% to $17.2 million. Long-term liabilities decreased to $11.7 million primarily due to our pay-off of our line of credit using increased cash flow from operations.

The following table includes the net revenue and percentage of net sales for each of our product lines for the years ended December 31, 2007, 2006 and 2005:

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
Knee Implants	$63,402	51.1%	$53,573	52.3%	$49,643	54.5%
Hip Implants	22,589	18.2	17,867	17.5	15,840	17.4
Biologics	16,202	13.0	13,344	13.0	11,380	12.5
Upper Extremity	9,539	7.7	4,904	4.8	2,932	3.2
Other Products	12,477	10.0	12,742	12.4	11,221	12.4

Total	$124,209	100.0%	$102,430	100.0%	$91,016	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2007 as compared to 2006, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2006 as compared to 2005, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2007 - 2006 Incr (decr)		2006 - 2005 Incr (decr)		% of Sales
	2007	2006	2005	$	%	$	%	2007	2006	2005
Net sales	124,209	102,430	91,016	21,779	21.3	11,414	12.5	100.0	100.0	100.0
Cost of goods sold	43,758	36,571	31,959	7,187	19.7	4,612	14.4	35.2	35.7	35.1

Gross profit	80,451	65,859	59,057	14,592	22.2	6,802	11.5	64.8	64.3	64.9
Operating expenses:
Sales and marketing	38,699	30,012	27,046	8,687	28.9	2,966	11.0	31.2	29.3	29.7
General and administrative	10,984	9,955	9,815	1,029	10.3	140	1.4	8.8	9.7	10.8
Research and development	8,126	6,241	5,879	1,885	30.2	362	6.2	6.5	6.1	6.5
Impairment loss	1,519	—	—	1,519	—	—	—	1.2	—	—
Depreciation and amortization	6,156	5,718	4,989	438	7.7	729	14.6	5.0	5.6	5.5

Total operating expenses	65,484	51,926	47,729	13,558	26.1	4,197	8.8	52.7	50.7	52.5

Income from operations	14,967	13,933	11,328	1,034	7.4	2,605	23.0	12.1	13.6	12.4
Other income (expenses), net	(1,174)	(2,055)	(649)	(881)	(42.9)	(1,406)	216.6	(0.9)	(2.0)	(0.7)

Income before taxes	13,793	11,878	10,679	1,915	16.1	1,199	11.2	11.2	11.6	11.7
Provision for income taxes	4,859	3,954	3,745	905	22.9	209	5.6	3.9	3.9	4.1

Income before equity in loss of other investments	8,934	7,924	6,934	1,010	12.7	990	14.3	7.3	7.7	7.6
Equity in loss of other investments	(451)	(172)	(330)	279	162.2	(158)	(47.9)	(0.4)	(0.2)	(0.4)

Net income	8,483	7,752	6,604	731	9.4	1,148	17.4	6.9	7.5	7.2

Net Sales

Net sales increased 21% in 2007 from 2006, as a result of increased unit sales. Our upper extremity revenues increased 95% due to continuing market penetration of our primary shoulder replacement and the introduction of our Equinoxe™ reverse shoulder implants during the second quarter of 2007. We experienced growth of 21% in our biologic services revenue primarily due to growth from our Optecure and Accelerate PRP services, and a 26% increase in our hip implant products resulting from our continued momentum in our Novation hip system. During 2007, sales of knee implant products increased

18%, while sales of other products decreased 2%. Internationally, net sales increased 24% to $27.7 million, representing 22% of total sales, from $22.3 million, or 22% of total sales, during 2006, as we continued to benefit from increases in market share in Europe. Domestically, sales increased 20% during 2007 to $96.5 from $80.1 million in 2006, due to growth in all of our core product lines. During 2007, we experienced sales growth consistently throughout the year with our Optetrak® knee system, Novation hip products and our Optecure biologic service. Sales growth in our upper extremity products for the second half of the year was 125% primarily due to the introduction of our Equinoxe™ reverse shoulder implants.

Net sales increased 13% in 2006 from 2005, primarily due to unit sales increases. We experienced growth of 17% in our biologic services revenue and benefited from 67% increase in our upper extremity products due to market share gains with our Equinoxe™ shoulder implants. During 2006, sales of knee implant products increased 8%, while sales of hip implant products increased 13%. Sales of other products increased 14% due to our Cemex® bone cement products. Internationally, net sales increased 20% to $22.3 million, representing 22% of total sales, from $18.6 million, or 20% of total sales, during 2005, as we continued to benefit from increases in market share in Southern Europe. Domestically, sales increased 11% during 2006 to $80.1 from $72.4 million in 2005, primarily due to the growth in biologics services, and the contribution of our upper extremity and bone cement product sales.

Gross Profit

Gross profit margin increased in 2007 to 65% from 64% in 2006, which was a result of our ongoing initiative to improve our manufacturing efficiencies and increase the volume of our implant components produced internally. We will continue our strategy to expand the quantity of our joint replacement implant products we manufacture in our facility with the addition of a remodeled finishing facility and equipment. Gross profit margin decreased in 2006 to 64% from 65% in 2005, which was a result of increased raw material costs we experienced during the year.

Operating Expenses

Sales and marketing expenses increased 29% in 2007 from 2006, primarily due to our promotion and launch activities for several new products including our Novation AHS ceramic-on-ceramic hip system, Equinoxe reverse shoulder system, and variable selling expenses. As a percentage of sales, sales and marketing expenses were 31% during 2007, as compared to 29% during 2006. In 2006, sales and marketing expenses increased 11% from 2005, primarily as a result of increases in the variable selling costs associated with the increase in sales and the costs associated with the promotion of new product lines. We expect that sales and marketing expenses in 2008 will continue to be similar to those we experienced in 2007, on a percentage of sales basis, as we will continue our marketing programs in support of new product launches and customer service.

General and administrative expenses increased 10% in 2007 from 2006. This increase was primarily a result of growth in operations, additional audit fees related to the year ended 2006, and stock compensation expense during 2007. The 1% increase in general and administrative expenses in 2006 from 2005 was principally a result of our recognition of stock compensation expense pursuant to our adoption of Statement of Financial Accounting Standards No. 123, revised 2004 (“SFAS 123R”), which became effective in January 2006. Partially offsetting the increase was a reduction in our expense associated with our allowance for doubtful accounts.

Research and development expenses increased 30% in 2007 from the prior year as we continued to invest in the clinical trial for the Optetrak RBKTM knee system, development of advanced bearing materials and line extensions in our biologics portfolio. Our primary development efforts in 2007 continued to focus on broadening our scope of our hip product lines, enhancement to our Optetrak® knee system and several advanced biologic based materials. Research and development expenses increased 6% in 2006 from 2005 due to ongoing development projects to introduce new and advanced hip implant products, as well as extend our knee implant and biologic materials products. As a percentage of sales, research and development expenses increased, as expected, to 7% for 2007 from 6% for 2006. As we continue to invest in ongoing development projects in our biologics segment and in our knee systems, we expect research and development expenditures to continue to increase in 2008 and continue to be in the range of 6% to 7% of total sales.

Our operating expenses during 2007 included an impairment loss of $1.5 million we recognized in association with the impairment of the full carrying value of a license to a patent we hold with Dimicron Corporation. The license is part of a purchase and distribution agreement that we entered into with Dimicron to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization expenses increased 8% in 2007 when compared to 2006, as we invested $11.7 million in capital equipment, including $2.0 million in facility purchases and expansion, $3.1 million to purchase manufacturing equipment, and $5.4 million in surgical instrumentation. Depreciation and amortization expenses increased 15% in 2006 when compared to 2005, as we invested $6.0 million in capital equipment, including $1.5 million to purchase manufacturing equipment and $4.0 million in surgical instrumentation. Capital expenditures in 2008 are anticipated to range from $12 million to $15 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and an expansion of our facilities.

Income from Operations

Income from operations increased 7% in 2007 from 2006. Income from operations increased 23% in 2006 from 2005, as a result of our 13% increase in sales and our focus to keep our growth in costs at an optimal level. Looking forward, we anticipate growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 13% to 14% of sales.

Other Income and Expenses

Other expenses, net of other income, decreased 43% during 2007 due to our reduction of debt, which resulted in interest expense decreasing to $1.3 million in 2007 from $2.2 million in 2006. In 2006, other income, net of other expenses increased 217%, as a result of our cost of increased borrowing, which resulted in interest expense increasing to $2.2 million in 2006 from $810,000 in 2005. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased anticipated borrowing under our line of credit to fund technology and acquisition activity.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva totaled $451,000 in 2007 as compared to $172,000 in 2006. Losses from equity method investments in Altiva totaled $172,000 in 2006 as compared to $330,000 in 2005 for losses of Altiva. Effective January 2, 2008, we acquired the remaining equity in Altiva, and will consolidate their results of operations as of that date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further information on the acquisition.

Taxes and Net Income

Income before provision for income taxes increased 16% in 2007 from 2006. The effective income tax rate, as a percentage of income before taxes, for 2007 was 35.2%, as compared to 33.3% in 2006, as a result of the increase in our taxable revenue resulting in a higher marginal tax rate. Income before provision for income taxes increased 11% in 2006 from 2005. The effective income tax rate, as a percentage of income before taxes, for 2006 was 33.3%, as compared to 35.1% in 2005, primarily as a result of the benefit of the deduction for United States manufacturers. In 2008, we expect the effective tax rate to be approximately 36% as our revenue and marginal tax rate are expected to continue to increase.

As a result of the foregoing, we realized an increase in net income of 9% in 2007, representing 7% of sales and diluted earnings per share of $0.72, as compared to 8% of sales and diluted earnings per share of $.67 in 2006. The 2006 net income increased 17% from 2005, which was 7% of net sales and diluted earnings per share of $0.57.

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

Excluding the impact of the pre-tax charge of $1.5 million for the intangible asset impairment recognized in the second quarter of 2007, net income for the year ended December 31, 2007, increased 22% to $9.5 million, as compared to net income of $7.8 million for the same period of 2006. Adjusted diluted earnings per share for 2007 increased to $0.80 as compared to diluted earnings per share of $0.67 for 2006.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net Income	$8,483	$7,752	$6,604
Adjustments for asset impairment charge
Impairment loss, pre-tax	1,519	—	—
Income tax benefit	542	—	—

Impairment loss, net of tax	977	—	—

Adjusted net income - excluding impairment charge	$9,460	$7,752	$6,604

Diluted earnings per share	$0.72	$0.68	$0.59
Adjustment of impairment charge, net	0.08	—	—

Adjusted diluted earnings per share	$0.80	$0.67	$0.57

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, sales of equity securities and cash flows from operating activities. At December 31, 2007, we had working capital of $53.7 million, an increase of 11% from $48.1 million at the end of 2006. Working capital in 2007 increased primarily as a result of the additional current inventory we held as of December 31, 2007. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months and for the foreseeable future. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities

Operating activities provided net cash of $25.9 million during 2007, as compared to $13.5 million in 2006, primarily as a result of a decrease in total inventory of $7.0 million, which was primarily due to reduction of Link inventory related to termination of the Link distribution contract. Looking forward, we anticipate the inventory balance to stabilize or increase slightly during 2008. The decrease in inventory balances during 2007 resulted in a residual effect on inventory turns, which increased to 0.92 during 2007 from 0.71 during 2006 as the increase in sales growth outpaced the average inventory. Inventory turns are anticipated to improve during 2008 as sales and corresponding gross margin dollars are expected to grow at a higher rate than our inventory levels.

In 2007, Exactech’s total accounts receivable balances increased 32% from 2006 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, decreased from 61 for 2006 to 59 for 2007. Our allowance for doubtful accounts and sales return allowance at December 31, 2007, increased to $663,000 as compared to $572,000 at December 31, 2006, primarily as a result of our increased sales for 2007. We expect increases in accounts receivable during 2008 to be consistent with sales growth, and are not anticipating any significant changes in our credit terms or policies related to our accounts receivable.

We are subject to claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of Regeneration Technologies, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that is the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. Therefore, we maintain insurance, subject to self-insured retention limits, for these and all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2007, we had no accrual for product liability claims, which was a decrease of $276,000 from December 31, 2006, as a result of a claim settled during 2007. These types of matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, any pending claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We received a grand jury subpoena from the U.S. Attorney for the District of New Jersey, requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We intend to fully cooperate with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

On December 31, 2007, certain common stockholders of Altiva Corporation filed an action in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva. The stockholders generally allege that the merger is unfair to Altiva’s common stockholders and that the Altiva Board breached its fiduciary duty to Altiva and its stockholders in connection with the merger and certain other transactions leading up to the merger. The stockholder’s seek, among other things, declaratory relief, compensatory, consequential and rescissory damages and pre and post-judgment interest. To the extent the Court of Chancery determines the directors are liable in any fashion and Altiva’s director and officer liability insurance provider fails to cover such amounts, Altiva may be obligated to indemnify these directors for such amounts which could materially adversely impact Altiva’s financial condition and cash flows.

Investing Activities

Investing activities used $14.0 million of net cash during 2007 due to investments we made in capital expenditures and Altiva Corporation. In 2007, investment in manufacturing equipment used cash of $3.1 million, facility expansion used cash of $2.0, surgical instrumentation used cash of $5.4 million and funding for Altiva used net cash of $1.5 million. This use of cash represented an increase of 92% from 2006 when we used net cash of $7.3 million for similar investments in equipment and technology. In 2008, investment in capital acquisitions is estimated to be in the range of $12 million to $15 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and an expansion of our facilities.

Financing Activities

During 2007, financing activities used net cash of $11.9 million as we paid $12.7 million on the line of credit and other commercial loans. Stock option exercise activity provided cash of $874,000 during 2007.

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. We intend to renew a credit line prior to the expiration of the credit facility in June 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at December 31, 2007, a total of $17.5 million was available to borrow under the Exactech line of credit, of which, there was no amount borrowed. On the Altiva guaranteed line of credit, there was $6.0 million outstanding bearing an interest rate of 6.38% (as described below). On January 2, 2008, we borrowed $4.5 million against the line of credit to fund our acquisition of Altiva Corporation. See later in this Managements Discussion and Analysis for further discussion on the acquisition.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance outstanding under the bond at December 31, 2007 was $1.6 million bearing a variable rate of interest of 3.5%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2007, there was $3.1 million outstanding under this loan bearing a variable rate of interest equal to 6.4%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At December 31, 2007, $356,000 was outstanding under this loan bearing a variable rate of interest equal to 6.7%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At December 31, 2007, $2.2 million was outstanding under this loan bearing a variable rate of interest equal to 6.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At December 31, 2007, there was $3.3 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at December 31, 2007.

At December 31, 2007, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.0 million and outstanding commitments for the purchase of capital equipment of $3.7 million. Purchases under our distribution agreements were $11.6 million, $9.0 million, and $9.4 million in 2007, 2006, and 2005, respectively.

Effective December 31, 2007, we terminated our agreement with Waldemar Link for the distribution of the Link hip, knee and ankle products, primarily due to growth and profitability issues related to currency exchange. We have agreed with Waldemar Link to assist in the transition of the distribution of the Link products after the expiration of the agreement on December 31, 2007. Waldemar Link reimbursed us approximately $10.0 million for inventory and expenses, including surgical instrumentation that remained with us at the end of the year.

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation. As part of the agreement, Exactech committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of December 31, 2007, Exactech had extended to Altiva the principal sum of $4.4 million under this commitment, bearing interest as of that date at 8.50%. These loans were due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans were convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, we had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guaranty was limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of December 31, 2007, there was $6.0 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded an initial liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. Each interim period, we evaluated our investment in Altiva pursuant to FIN 46R to determine whether to consolidate Altiva. At December 31, 2007, based upon this analysis, we have determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method. Effective January 2, 2008, we purchased the remainder of Altiva, at which time Altiva became a wholly owned subsidiary and will be included in the consolidated financial statements as of that date. See Note 14 – Subsequent Events in the consolidated financial statements for further discussion on the acquisition

Acquisition – Altiva Corporation

On January 2, 2008, we consummated our acquisition of Altiva, pursuant to the merger of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva survived the merger and has become our wholly-owned subsidiary. Included in the purchase price for the acquisition of Altiva was an amount equal to the $1.0 million original minority investment made by us on October 29, 2003, $5.0 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, and approximately $6.7 million paid by us to certain stockholders of Altiva. The $6.7 million of aggregate consideration paid to the stockholders is composed of approximately $5.1 million in cash and shares of our common stock, par value $0.01 per share, worth, in the aggregate, $1.6 million. As set forth in the Agreement and Plan of Merger, certain of the stockholders received only cash, certain of the stockholders received only common stock and certain of the stockholders received a combination of cash and common stock. For the benefit of those stockholders receiving shares under the merger agreement, we have entered into a registration rights agreement with such stockholders, pursuant to which we would register the Shares for resale under the Securities Act of 1933, as amended. Pursuant to this obligation, on February 1, 2008, we filed a registration statement with the Securities and Exchange Commission registering the resale of these shares. This registration statement was declared effective by the Securities and Exchange Commission on February 7, 2008. As a result of the acquisition we acquired all of Altiva’s assets and assumed all liabilities, including the $6.0 million line of credit of Altiva guaranteed by us.

On December 31, 2007, certain common stockholders of Altiva filed an action in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva. The stockholders generally allege that the merger is unfair to Altiva’s common stockholders and that the Altiva board breached its fiduciary duty to Altiva and its stockholders in connection with the merger and certain other transactions leading up to the merger. The stockholder’s seek, among other things, declaratory relief, compensatory, consequential and rescissory damages and pre and post-judgment interest. On February 7, 2008, Altiva was served with the complaint filed in connection with the lawsuit. We believe the claims of these stockholders are without merit, and the Altiva directors intend to vigorously defend against all such claims; however, we are unable to predict the ultimate outcome of this litigation.

New Distribution Subsidiary

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations.

Potential Acquisition

On February 22, 2008, we signed a share purchase agreement to acquire France Medica SAS, a Strasbourg-based importer and distributor of orthopaedic products and surgical supplies. The total purchase price is projected to be 6.8 million to 7.1 million euros, or approximately $10.1 million and $10.5 million, respectively, based on an exchange rate of $1.48 per 1.00 euro on February 25, 2008. The purchase price for France Medica involves 5.4 million euros, or approximately $8.0 million, to be paid upon closing and 1.4 million to 1.7 million euros, or $2.1 million to $2.5 million, in earn-out payments based on the performance of France Medica over the next two years. In addition to distributing our Optetrak® knee system, France Medica also provides hips, shoulders, trauma products and instrumentation sets for clinics and hospitals throughout France. The closing is expected to be completed in the second quarter of 2008.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations at December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Industrial Revenue Bond	$1,600	$200	$400	$400	$600
Commercial construction loan	3,145	210	420	420	2,095
Commercial equipment loans	2,584	899	1,239	446	—
Commercial real estate loan	3,342	337	746	854	1,405
Line of credit	—	—	—	—	—
Interest on long-term debt (1)	2,923	592	910	600	821
Altiva commitment (2)	5,058	4,708	350	—	—
Guarantee of Altiva line of credit (2)	252	252	—	—	—
Facility leases	313	152	156	5	—
Purchase obligations	18,752	18,752	—	—	—

	$37,969	$26,102	$4,221	$2,725	$4,921

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2007, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)

On December 7, 2007, we entered into an Agreement and Plan of Merger by and among the Company, Exactech Spine, Inc., a Florida corporation and wholly-owned subsidiary of the Company, Altiva and certain stockholders of Altiva, pursuant to which Altiva would merge with and into Exactech Spine with the result that Altiva survives the merger and becomes our wholly-owned subsidiary. The merger was consummated on January 2, 2008 (see earlier in this Management’s Discussion and Analysis for further discussion on the acquisition).

At December 31, 2007, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based on Exactech and our subsidiaries’ financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management’s opinion, our critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation, accrued liabilities, and provision for income taxes.

Allowance for Doubtful Accounts and Sales Returns – Our accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We invoice sales to international distributors in U.S. dollars and we are not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2007, our allowance for sales returns was $227,000 as compared to $145,000 at December 31, 2006.

Excess and Obsolete Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We provide significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to the reimbursement for inventory we received from Waldemar Link upon termination of our agreement, which was previously included in our slow moving inventory estimate. Impairment charges for the years ended December 31, 2006 and 2005 were $269,000 and $1.2 million, respectively. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment. Inventory is also reviewed for the ability to turn over the inventory within the following year, and total inventory that is not projected to be sold during the following twelve month period based on projected cost of goods sold is classified as a non-current asset on the consolidated balance sheets. As of December 31, 2007, we had no inventory recorded as non-current, and as of December 31, 2006, we had $11.7 million of inventory recorded as a non-current asset.

Intangible Assets – In assessing the value of our intangible assets, we must make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. We analyze our intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation – In accordance with the provisions of FIN 46R “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, we evaluate our equity investments on a quarterly basis to determine the necessity to consolidate the investment as a subsidiary of the Company. Our wholly owned subsidiaries, Exactech Asia and Exactech (UK), Ltd. Are fully consolidated after all material intercompany transactions and balances have been eliminated.

Accrued Liabilities – We are subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability claims. We accrue liabilities for such claims that are deemed to be probable and reasonably estimable, as required by SFAS 5 “Accounting for Contingencies”, based upon our experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, we disclose the loss contingency if it is reasonably possible that a loss may be incurred, in accordance with SFAS 5. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to us, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.

Provision for Income Taxes – We must use estimates and professional judgment in calculating the provision for income taxes in determining the deductibility and technical merit of the positions taken on our tax returns. In accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective beginning January 1, 2007, management evaluates its tax positions each reporting period to determine if they are more-likely-than-not to be sustained upon examination, and measures the benefit to be recognized in the financial statements. Should any of our tax positions be determined to be uncertain, it may result in an increase in current and/or future taxes due.

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the year ended December 31, 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2004 and forward remain open to examination under United States statutes of limitation.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The following table sets forth information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $11,000 in 2008. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2007, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2007 (in thousands, except percentages):

	2008	2009	2010	2011	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$889	$—	$—	$—	$—	$889
Weighted average interest rate	2.7%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$800	$1,600
Weighted average interest rate	3.7%

Commercial construction loan at variable interest rate	210	210	210	210	2,305	3,145
Weighted average interest rate	6.7%

Commercial equipment loan at variable interest rate	305	51	—	—	—	356
Weighted average interest rate	7.0%

Commercial equipment loan at variable interest rate	594	594	594	446	—	2,228
Weighted average interest rate	7.0%

Commercial real estate loan at fixed rate swap	337	360	386	413	1,846	3,342
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	—	—	—
Weighted average interest rate

We invoice and receive payment from international distributors in U. S. dollars and are not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the years ended December 31, 2007 and 2006, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2008; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for 2007 and 2006 were $152,000 and $114,000, respectively, primarily due to the strength of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the consolidated balance sheet of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for the year ended December 31, 2007. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the accompanying consolidated balance sheet of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and of cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R “Share-Based Payments.”

As discussed in Note 13, the 2006 and 2005 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

DELOITTE & TOUCHE LLP

Certified Public Accountants
Jacksonville, Florida
March 16, 2007
(March 14, 2008 as to Note 13)

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except share and per share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,038	$2,006
Trade receivables, net of allowances of $663 and $572	23,106	17,524
Prepaid expenses and other assets, net	1,185	1,325
Income taxes receivable	27	219
Inventories – current	44,201	38,742
Deferred tax assets	306	271

Total current assets	70,863	60,087

PROPERTY AND EQUIPMENT:
Land	1,140	1,015
Machinery and equipment	17,364	14,851
Surgical instruments	29,165	26,189
Furniture and fixtures	2,366	2,078
Facilities	12,312	10,481
Projects in process	609	—

Total property and equipment	62,956	54,614
Accumulated depreciation	(26,649)	(22,386)

Net property and equipment	36,307	32,228

OTHER ASSETS:
Notes receivable – related party	4,394	2,904
Deferred financing and deposits, net	1,041	694
Non-current inventory	—	11,679
Other investments	(37)	398
Product licenses and designs, net	1,355	994
Patents and trademarks, net	2,184	3,938
Goodwill	352	352

Total other assets	9,289	20,959

TOTAL ASSETS	$116,459	$113,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,423	$5,621
Income taxes payable	103	113
Accrued expenses	5,621	4,258
Other current liabilities	374	315
Current portion of long-term debt	1,646	1,633

Total current liabilities	17,167	11,940

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,505	2,620
Line of credit	—	11,116
Long-term debt, net of current portion	9,025	10,668
Other long-term liabilities	124	7

Total long-term liabilities	11,654	24,411

Total liabilities	28,821	36,351

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 11,611,674 and 11,518,089 shares issued and outstanding	116	115
Additional paid-in capital	27,388	25,105
Accumulated other comprehensive loss	(57)	(5)
Retained earnings	60,191	51,708

Total shareholders’ equity	87,638	76,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,459	$113,274

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
NET SALES	$124,209	$102,430	$91,016

COST OF GOODS SOLD	43,758	36,571	31,959

Gross profit	80,451	65,859	59,057

OPERATING EXPENSES:
Sales and marketing	38,699	30,012	27,046
General and administrative	10,984	9,955	9,815
Research and development	8,126	6,241	5,879
Impairment loss	1,519	—	—
Depreciation and amortization	6,156	5,718	4,989

Total operating expenses	65,484	51,926	47,729

INCOME FROM OPERATIONS	14,967	13,933	11,328

OTHER INCOME (EXPENSE):
Interest income	371	238	126
Interest expense	(1,321)	(2,179)	(810)
Other expense	(72)	—	—
Foreign currency exchange (loss) gain	(152)	(114)	35

Total other expenses	(1,174)	(2,055)	(649)

INCOME BEFORE INCOME TAXES	13,793	11,878	10,679

PROVISION FOR INCOME TAXES
Current	4,972	4,348	4,300
Deferred	(113)	(394)	(555)

Total provision for income taxes	4,859	3,954	3,745

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	8,934	7,924	6,934

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(451)	(172)	(330)

NET INCOME	$8,483	$7,752	$6,604

BASIC EARNINGS PER SHARE	$0.73	$0.68	$0.59

DILUTED EARNINGS PER SHARE	$0.72	$0.67	$0.57

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	11,147	$112	$22,373	$37,352	$—	$59,837

Exercise of stock options	201	2	636	—	—	638
Issuance of common stock under the Company’s Employee Stock Purchase Plan	24	—	283	—	—	283
Compensation cost of stock options	—	—	(92)	—	—	(92)
Tax benefit from exercise of stock awards	—	—	498	—	—	498
Comprehensive Income:
Net income	—	—	—	6,604	—	6,604
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(35)	(35)

Other comprehensive loss	—	—	—	—	—	(35)

Comprehensive income	—	—	—	—	—	6,569

Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733

Exercise of stock options	117	1	709	—	—	710
Issuance of restricted common stock for services	2	—	24	—	—	24
Issuance of common stock under the Company’s Employee Stock Purchase Plan	27	—	267	—	—	267
Compensation cost of stock options	—	—	222	—	—	222
Tax benefit from exercise of stock awards	—	—	185	—	—	185
Comprehensive Income:
Net income	—	—	—	7,752	—	7,752
Change in fair value of cash flow hedge, net of tax	—	—	—	—	30	30

Other comprehensive income						30

Comprehensive income						7,782

Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923

Exercise of stock options	53	1	601	—	—	602
Issuance of restricted common stock for services	11	—	212	—	—	212
Issuance of common stock under the Company’s Employee Stock Purchase Plan	29	—	272	—	—	272
Compensation cost of stock options	—	—	1,126	—	—	1,126
Tax benefit from exercise of stock awards	—	—	72	—	—	72
Comprehensive Income:
Net income	—	—	—	8,483	—	8,483
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(52)	(52)

Other comprehensive income						(52)

Comprehensive income						8,431

Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$8,483	$7,752	$6,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	91	114	197
Inventory (recovery) impairment	(733)	269	1,152
Depreciation and amortization	6,908	6,342	5,501
Restricted common stock issued for services	212	24	—
Compensation cost (benefit) of stock awards	1,126	222	(92)
Tax benefit from exercise of stock options	77	185	498
Excess tax benefit from exercise of stock options	(77)	(201)	—
Loss on disposal of equipment	1,278	208	186
Loss on impairment	1,519	—	—
Forward currency option loss	72	—	—
Foreign currency exchange (gain) loss	152	114	(35)
Equity in net loss of other investments	451	172	330
Deferred income taxes	(113)	(394)	(555)
Changes in assets and liabilities which provided (used) cash:
Trade receivables	(5,673)	(278)	(599)
Income taxes receivable	192	(219)	—
Prepaids and other assets	(15)	251	(803)
Inventories	6,953	2,444	(22,757)
Accounts payable	3,576	(4,384)	2,458
Income taxes payable	(10)	(254)	389
Other liabilities	1,445	1,099	(878)

Net cash provided by (used in) operating activities	25,914	13,466	(8,404)

INVESTING ACTIVITIES:
Investment in notes receivable	(1,490)	(851)	(1,025)
Investment in forward currency option	(196)	—	—
Purchase of product licenses and designs	(600)	—	(669)
Purchases of property and equipment	(11,710)	(6,024)	(12,485)
Cost of patents and trademarks	—	(171)	—
Acquisition of subsidiary, net of cash acquired	—	(250)	75

Net cash used in investing activities	(13,996)	(7,296)	(14,104)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(11,116)	(6,212)	17,328
Principal payments on debt	(1,630)	(1,259)	(867)
Proceeds from long-term debt	—	1,189	5,783
Debt issuance costs	(91)	(67)	(140)
Excess tax benefit from exercise of stock options	77	201	—
Proceeds from issuance of common stock	874	977	921

Net cash (used in) provided by financing activities	(11,886)	(5,171)	23,025

NET INCREASE IN CASH AND CASH EQUIVALENTS	32	999	517
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,006	1,007	490

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,038	$2,006	$1,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,244	$1,982	$349
Income taxes	4,666	4,427	3,503
Noncash investing and financing activities:
Acquisition of subsidiary	$—	$—	$63
Purchases of property and equipment, payable	—	17	118
Cash flow hedge, net of tax expense	(52)	30	(35)

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and upper extremity joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, Exactech distributes its products in more than twenty-five international markets through a network of independent distributors and wholly owned subsidiaries. In China, the Company markets its products through Exactech Asia, which the Company acquired in January 2005 from its former joint venture partner. In July 2005, the Company established Exactech (UK), Ltd. to market its products in the United Kingdom.

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

At December 31, 2007, we owned a 16.7% interest in Altiva Corporation (“Altiva”) and had made and committed to making loans available to Altiva in the amount up to $5 million along with guaranteeing a line of credit for Altiva (See Note 7 – Commitments and Contingencies). We accounted for our investment in Altiva Corporation (“Altiva”) in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”). The Interpretation requires consolidation of entities with certain equity characteristics that are controlled through interests other than a majority of voting rights. We evaluated our investment in Altiva at December 31, 2007 in accordance with the provisions of FIN 46R, and based upon this analysis, we determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method. Effective January 2, 2008, we purchased the remainder of Altiva, at which time Altiva became a wholly owned subsidiary and will be included in the consolidated financial statements as of that date. See Note 14 – Subsequent Events for further discussion on the Acquisition

Reclassification – Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification on the consolidated financial statements had a material impact on the presentation.

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

Concentration of Credit Risk – Our cash and cash equivalents are maintained at several financial institutions, and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal risk. Historically, we have not experienced any losses due to such concentration of credit risk.

Our accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We invoice sales to international distributors in U.S. dollars and are not subject to currency exchange rate risk on accounts receivable. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of past due receivables.

Pursuant to our funding commitment to Altiva, we recorded a note receivable for the principal amounts extended to them to fund product line acquisitions. Each interim period, we analyzed our investment in Altiva, along with Altiva’s financial position, results of operations and cash flows to determine if this receivable was impaired. See Note 14 – Subsequent Events for discussion on the conversion of this receivable upon our acquisition of Altiva effective January 2, 2008.

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

Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to the reimbursement for inventory we received from Waldemar Link upon termination of our agreement, which was previously included in our slow moving inventory estimate. See Note 7 – Commitments and Contingencies for discussion on the termination of the agreement. Impairment charges for the years ended December 31, 2006 and 2005 were $269,000 and $1,152,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and any inventory that is not projected to be sold during the following twelve month period is classified as a non-current asset on the consolidated balance sheets. As of December 31, 2007, all inventory was classified as current. As of December 31, 2006, we had $11,679,000 of inventory recorded as a non-current asset.

The following table summarizes inventory classification as of December 31, (in thousands):

	2007	2006
Raw materials	$11,562	$14,227
Work in process	962	500
Finished goods on hand	17,351	18,748
Finished goods on loan	14,326	16,946

Inventory total	44,201	50,421
Non-current inventory	—	11,679

Inventory – current	$44,201	$38,742

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $6,393,000, $5,827,000, and $5,011,000, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition – For sales through U.S. sales agents, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Exactech’s U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2007 and 2006, our allowance for sales returns was $227,000 and $145,000, respectively. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

Product Licenses and Designs – Product licenses and designs of $2,218,000 and $1,663,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to fifteen years and stated net of accumulated amortization of $863,000 and $669,000 at December 31, 2007 and 2006, respectively. Amortization for the following five-year period is estimated to be $1,119,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2008	2009	2010	2011	2012
Estimated annual amortization	$246	$234	$224	$224	$191

Deferred Financing Costs – Deferred financing costs of $319,000 and $375,000 are stated net of amortization of $133,000 and $147,000 at December 31, 2007 and 2006, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

Patents and Trademarks – Patents and trademarks of $3,446,000 and $5,446,000 are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years and stated net of accumulated amortization of $1,262,000 and $1,508,000 at December 31, 2007 and 2006, respectively. Amortization for the following five-year period is estimated to be $981,000. The following table provides information for the estimated amortization by year (in thousands):

	Year ending December 31,
	2008	2009	2010	2011	2012
Estimated annual amortization	$237	$194	$194	$183	$173

Goodwill – Goodwill is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, and is not amortized but is evaluated annually for impairment. Based on management’s evaluation as of December 31, 2007 and 2006, we did not identify an impairment in our analysis of the goodwill acquired in our Chinese subsidiary, Exactech Asia. Goodwill is not expected to be deductible for tax purposes.

Income Taxes – Deferred income taxes are provided with respect to temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Accrued Expenses – Accrued expenses as of December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Commissions payable	$2,607	$2,091
Compensation payable	2,004	755
Royalties payable	839	703
Miscellaneous accrued expenses	171	709

	$5,621	$4,258

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

Options and Stock Awards – Beginning in January 2006, we began to account for stock-based compensation granted to our directors and employees in accordance with the provisions of SFAS 123, revised 2004 (“SFAS 123R”), “Share-Based Payments”. The standard requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. We adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition to compensation cost of the fair value of our stock-based compensation granted to employees and directors. We recognized compensation cost of $1,338,000, and a tax benefit of $168,000 in net income during the year ended December 31, 2007, and compensation cost of $246,000, and a tax benefit of $84,000 in net income during the year ended December 31, 2006.

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

Exactech’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. At the discretion of the Compensation Committee of the Company’s Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 10 – Common Shareholders’ Equity for additional information regarding our stock option awards, including the ESPP.

The following table provides an expanded reconciliation of earnings per share as reported and pro forma for the impact of stock-based compensation accounted for using the fair value provisions of SFAS 123 for the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net income, as reported	$6,604
Add: Stock-based compensation income included in net income, net of tax	(61)
Deduct: Total stock-based compensation expense determined under fair value, net of tax	(2,956)

Pro forma net income	$3,587

Earnings per share- basic
As reported	$0.59
Pro forma	0.32

Earnings per share- diluted
As reported	$0.57
Pro forma	0.31

Included in the pro forma expense for 2005 is $1,792,000, net of tax, for the impact of the acceleration of out-of-the-money options in November 2005, see Note 10 – Common Shareholders’ Equity.

Hedging Activities – Exactech accounts for its derivative hedging activities in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, as amended. SFAS 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Exactech’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swap on a quarterly basis, and have determined the interest rate swap to be effective. Exactech does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company’s interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $57,000 and $5,000 as of December 31, 2007 and 2006, respectively.

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million euro at a strike price of 1.4689. The forward currency call option expires in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option is based on dealer quotes. Any gain (loss) is recorded as other income (expense) on the consolidated statements of income. For the year ended December 31, 2007, we recorded a loss of $72,000.

Foreign Currency Translation – The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the year ended December 31, 2007, translation losses were not significant. Gains and losses resulting from the transactions of Exactech and its subsidiaries, which are made in currencies different from their own, are included in income as they occur and are included in other income (expense) in the Consolidated Statements of Income. We recognized currency transaction gains (losses) of $(152,000), $(114,000), and $35,000 in 2007, 2006, and 2005 respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133. The following table provides information on the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Change in fair value of cash flow hedge:
2007	$(94)	$42	$(52)
2006	$46	$(16)	$30
2005	$(55)	$20	$(35)

New Accounting Pronouncements – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. On December 14, 2007, the FASB issued proposed FSP SFAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not anticipated to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”). SFAS 141R fundamentally changes many aspects of existing accounting requirements for business combinations. SFAS 141R includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling or minority interest in the acquired company. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies as well as acquisition-related transaction costs. SFAS 141R applies prospectively and is effective for business combinations made beginning January 1, 2009. Early adoption of SFAS 141R is prohibited. We are currently evaluating the requirements of SFAS 141R and have not yet determined the impact on our financial condition, results of operations or cash flows.

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

4. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$4,273	$3,670	$3,440
State	699	678	860

Total current	4,972	4,348	4,300
Deferred:
Federal	(62)	(271)	(454)
State	(52)	(123)	(101)
Foreign	1	—	—

Total deferred	(113)	(394)	(555)

Total provision	$4,859	$3,954	$3,745

The components of income before income taxes were as follows (in thousands):

	2007	2006	2005
United States	$13,886	$12,055	$10,816
Foreign	(93)	(177)	(137)

Total	$13,793	$11,878	$10,679

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
Statutory Federal rate	35.0%	34.0%	34.0%
State income taxes (net of Federal income tax benefit)	3.0	2.8	4.6
R&D credit	(2.6)	(2.3)	(3.8)
Other	1.0	(0.5)	1.4

	36.4%	34.0%	36.2%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005
Deferred tax liabilities:
Basis difference in property and equipment	$3,815	$3,863	$3,693
Basis difference in patents	—	—	64
Foreign exchange translation adjustment	5	—	—

Gross deferred tax liabilities	3,820	3,863	3,757

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	1,023	1,228	1,014
Basis difference in patents	68	37	—
Non-qualified stock options	131	20	—
Equity investment	399	229	—
Net operating loss of foreign subsidiaries	242	210	179
Valuation allowance	(242)	(210)	(179)

Gross deferred tax assets	1,621	1,514	1,014

Net deferred tax liabilities	$2,199	$2,349	$2,743

At December 31, 2007, net operating loss carry forwards of our foreign subsidiaries totaled $759,000 which expire beginning 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $242,000, $210,000, and $179,000 at December 31, 2007, 2006 and 2005, respectively. Valuation allowances of $242,000, $210,000, and $179,000 at December 31, 2007, 2006 and 2005, respectively were charged against these deferred tax assets assuming these losses will not be realized. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be permanently reinvested or can be recovered in a tax-free manner.

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the year ended December 31, 2007, no estimated interest or penalties were recognized because no uncertain tax positions were recorded. We file income tax returns in the United States, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

5. DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2007	2006
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.49% as of December 31, 2007); proceeds used to finance construction of current facility	$1,600	$1,800
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (6.40% as of December 31, 2007); proceeds used to finance expansion of current facility	3,145	3,363
Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (6.65% as of December 31, 2007); proceeds used to finance equipment for facility expansion	356	662
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (6.57% as of December 31, 2007); proceeds used to finance equipment for production facility expansion	2,228	2,823
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,342	3,653
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (6.38% as of December 31, 2007). Proceeds used to fund inventory purchases.	—	11,116

Total debt	10,671	23,417
Less current portion	(1,646)	(1,633)

	$9,025	$21,784

The following is a schedule of debt maturities as of December 31, 2007:

2008	$1,646
2009	1,415
2010	1,390
2011	1,268
2012	851
Thereafter	4,101

$10,671

Industrial Revenue Bond Note Payable

In November 1997, Exactech entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2007. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. Exactech was in compliance with all such covenants at December 31, 2007. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The loans are secured by the purchased equipment. The financing agreements contain financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. We were in compliance with all such covenants at December 31, 2007. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by the Company’s real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge within the meaning of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The interest rate swap notional amount and terms coincide with the underlying debt terms. The notional amount on the swap agreement amortizes along with the underlying debt such that the notional amount is reduced by the monthly principal payments. We analyze the effectiveness of our interest rate swap and have determined the interest rate swap to be effective, as such there is no ineffectiveness to be recorded. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2007. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Line of Credit

Exactech maintains a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of Exactech’s assets. Upon renewal of the credit line in October 2005, the credit line limit was increased to a maximum amount of $30.0 million less amounts owed by Altiva Corporation to Merrill Lynch, payment of which has been guaranteed by Exactech (as described below). However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The renewed credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA, or our earnings before interest, taxes, depreciation and amortization, and non-recurring items. The credit line limits our ability to pay dividends. Under the above-described formulations, at December 31, 2007, a total of $17.5 million was available to borrow under the Exactech line of credit, of which, we had no borrowings, bearing interest currently at 6.38%. On the Altiva guaranteed line of credit, there was $6.0 million outstanding bearing an interest rate of 6.38%. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value. On January 2, 2008, we borrowed $4.5 million against the line of credit to fund our acquisition of Altiva Corporation. See Note 14 for further discussion on the acquisition.

6. RELATED PARTY TRANSACTIONS

Exactech has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $1,559,000, $1,074,000 and $1,308,000 in 2007, 2006 and 2005, respectively, and accounts payable balance as of December 31, 2007 and 2006, was $81,000 and $119,000, respectively. Brighton Partners is deemed to be 30% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly own 5.5% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owns 3.3% of Brighton Partners. Other executive officers of the Company own less than 3% of Brighton Partners, Inc.

Exactech has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2007, 2006 and 2005, as compensation under the consulting agreement.

Exactech has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During each of the years ended December 31, 2007, 2006 and 2005, we paid royalties in aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements each were subject to a ceiling of $150,000 per year.

During 2006, Exactech began providing Biologic products to Altiva Corporation on consignment for sale to unaffiliated third parties. We recognize sales upon Altiva’s distribution of these products to the unaffiliated third parties. As of December 31, 2007, we owned a 16.7% minority interest in Altiva Corporation. For biologic products that were sold on consignment through Altiva we recorded sales of $1,114,000 and $336,000 for the years ended December 31, 2007 and 2006, respectively, and accounts receivable balance as of December 31, 2007 and 2006, was $817,000 and $29,000, respectively. On January, 2, 2008, we acquired the remainder of Altiva. See Note 14 for further discussion on the acquisition.

7. COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by

Exactech on behalf of Regeneration Technologies, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2007, we maintained no accrual for product liability claims, which was a decrease of $276,000 from December 31, 2006, primarily as a result of the settlement of a claim. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

We received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We intend to fully cooperate with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

Purchase Commitments – At December 31, 2007, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.0 million and outstanding commitments for the purchase of capital equipment of $3.7 million. Purchases under our distribution agreements were $11.6 million, $9.0 million, and $9.4 million in 2007, 2006, and 2005, respectively.

Effective December 31, 2007, we terminated our agreement with Waldemar Link for the distribution of the Link hip, knee and ankle products, primarily due to growth and profitability issues related to currency exchange. We have agreed with Waldemar Link to assist in the transition of the distribution of the Link products after the expiration of the agreement on December 31, 2007. Waldemar Link reimbursed us approximately $10.0 million for inventory and expenses, including surgical instrumentation that remained at the end of the year.

Financing Commitments – Exactech committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-related product lines. Funding obligations under this commitment are upon the request of Altiva’s management and board of directors, and are subject to Exactech’s reasonable discretion to approve the product line or technology acquisition(s) by Altiva to be funded by the requested loan(s). As of December 31, 2007, Exactech had extended to Altiva the principal sum of $4.4 million under this commitment, bearing interest as of that date at 8.50%. These loans were due in four equal annual installments beginning November 1, 2009 through November 1, 2012. These loans were convertible into shares of Series C Preferred stock of Altiva, at Exactech’s option, any time between October 29, 2005 and October 28, 2008. In addition, Exactech has committed to provide Altiva with, or guarantee on behalf of Altiva, a working capital credit line in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets, subject to the prior liens of the lender that provides the working capital line to Altiva. Pursuant to this commitment, we had guaranteed an initial $3 million line of credit with Merrill Lynch. In October 2005, an additional $3 million line of credit was guaranteed with Merrill Lynch. This guaranty was limited to a principal amount not to exceed $6 million and a term not to exceed October 30, 2008. As of December 31, 2007, there was $6.0 million outstanding under this line. Based upon the expected present values of probability weighted future cash flows of Altiva pursuant to requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, the Company recorded an initial liability of $132,000 related to its guarantee of Altiva’s debt with Merrill Lynch during 2004. An additional liability of $120,000 was recorded in 2005 upon the guarantee of the remaining $3 million line of credit pursuant to this commitment. Effective January 2, 2008, we purchased the remainder of Altiva, at which time Altiva became a wholly owned subsidiary and will be included in the consolidated financial statements as of that date. See Note 14 – Subsequent Events for further discussion on the Acquisition

8. INTANGIBLE ASSET IMPAIRMENT

As a part of our comprehensive hard bearing program, we entered into a license and distribution agreement with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the current full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income.

9. PENSION PLAN

We currently sponsor a defined contribution 401(k) plan for our employees. Exactech provides matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2007, 2006 and 2005 were $394,000, $353,000 and $278,000, respectively.

10. COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2007			2006			2005
	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
Net income	$8,483			$7,752			$6,604

Basic EPS:
Net income	$8,483	11,568	$0.73	$7,752	11,441	$0.68	$6,604	11,209	$0.59

Effect of dilutive securities:
Stock options		261			210			300

Diluted EPS:
Net income plus assumed conversions	$8,483	11,829	$0.72	$7,752	11,651	$0.67	$6,604	11,509	$0.57

For the year ended December 31, 2007, weighted average options to purchase 314,000 shares of common stock at exercise prices in the range of $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2006, weighted average options to purchase 472,000 shares of common stock at prices ranging from $14.12 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2005, weighted average options to purchase 187,000 shares of common stock at prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. As of December 31, 2007, there were 363,236 total remaining shares issuable under the 2003 Plan. During 2007, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock, and restricted stock awards granted to certain members of the board of directors, as discussed herein.

Stock Options:

A summary of the status of fixed stock option grants under our stock-based compensation plans as of December 31, 2007, 2006 and 2005 and changes during the years is presented below:

	2007		2006		2005
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,025,380	$12.30	1,053,959	$11.41	1,060,946	$9.18
Granted	251,420	19.60	108,500	14.27	244,950	14.61
Exercised	(53,433)	9.68	(117,079)	6.07	(226,396)	4.30
Expired/Forfeited	(13,834)	13.76	(20,000)	12.76	(25,541)	12.33

Outstanding - December 31	1,209,533	$13.92	1,025,380	$12.30	1,053,959	$11.41

Options exercisable at year end	927,510	$12.79	862,406	$12.02	933,963	$11.38

Weighted average fair value per share of options vested during the year		$8.49		$9.29		$10.30

Weighted average fair value per share of options granted during the year		$8.17		$9.17		$7.48

As of December 31, 2007, the options outstanding of 1,209,533, had a weighted average remaining contractual term and aggregate intrinsic value of 5.31 years and $8,269,000, respectively. As of December 31, 2007, options vested and expected to vest of 1,117,688, had a weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of $13.65, 5.18 years and $7,939,000, respectively. As of December 31, 2007, the weighted average remaining contractual term and aggregate intrinsic value of options exercisable was 4.91 years and $7,383,000, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $338,000, $878,000 and $2,101,000, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 3.88 – 7.58	154,380	154,380	2.72
7.88 – 9.41	230,950	230,950	3.17
10.78 – 13.40	48,250	39,550	6.62
14.12 – 14.12	167,450	164,450	7.35
14.18 – 14.46	188,750	104,017	7.02
15.50 – 18.68	177,333	149,835	6.16
19.93 – 19.93	225,600	71,000	5.34
20.62 – 21.09	16,820	13,328	5.98

Total	1,209,533	927,510	5.31

Remaining non-exercisable options at December 31, 2007 become exercisable as follows:

2008	82,566
2009	79,467
2010	76,300
2011	34,070
2012	9,620

282,023

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. There were 248,420, 105,000 and 218,450 of such options granted to employees and non-employee directors during the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 41, 53 and 52 percent, based upon Exactech’s historic volatility, risk-free interest rates of 3.5, 4.6 and 4.4 percent, and expected lives of 5, 9 and 6 years, based upon historic exercise activity of such options.

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

During the years ended December 31, 2007, 2006 and 2005, there were 3,000, 3,500 and 26,500 options granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, respectively. Options granted to non-employees typically vest ratably over a period of three to five years from the date of grant and expire in seven years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. At December 31, 2007, there were 36,783 of such options outstanding, of which, 19,192 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $1,033,000, $246,000, and $265,000 and income tax benefit (expense) of $168,000, $84,000, and $(95,000) for the years ended December 31, 2007, 2006, and 2005, respectively. Included in the above compensation cost is Non-employee stock compensation expense (income) of approximately $62,000, $36,000, and $(61,000), net of taxes, during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, total unrecognized compensation cost related to nonvested awards was $1,409,000 and is expected to be recognized over a weighted-average period of 2.25 years.

Restricted Stock Awards:

Under the 2003 Plan, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During December 2007, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,820 shares of common stock, or a stock award of 1,940 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. These stock awards were considered fully vested at each of the grant dates, and contained no restrictions from trading. There was no service period and thus, no risk or provision for forfeiture. We recognized $160,000 as an operating expense for the grant date fair value for the grant of 7,760 shares of our common stock to the members of our board of directors that selected the stock awards. The weighted average grant date fair value per share for the grant in the year ended December 31, 2007 was $20.62.

During December 2006, the Committee approved equity compensation to the four outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,000 shares of common stock, or a restricted stock award of 1,675 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. The restricted stock awards were divided and issued in three equal awards of 1,674, 1,674 and 1,677, with grant dates of December 20, 2006, January 15, 2007, and April 15, 2007, respectively. These restricted stock awards were considered fully vested at each of the grant dates, and recognized the fair value as an operating expense in the consolidated statements of income at each of the dates of grant of $24,000, $24,000 and $28,000. The grant date fair value per share for each of the grants was $14.26, $14.40 and $16.73, respectively. The restricted stock awards are restricted from trading for five years from the earliest award date. There was no service period and thus, no risk or provision for forfeiture. We did not grant any restricted stock awards during 2005.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 29,000, 27,000 and 24,000 shares in the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2007, 2006 and 2005, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 31, 36 and 44 percent; and risk-free interest rates of 5.1, 4.5 and 2.8 percent. The weighted-average fair value of those purchase shares granted in 2007, 2006 and 2005 was $3.35, $2.95, and $5.10, respectively. There are 59,000 shares remaining available to purchase under the plan at December 31, 2007.

11.	OPERATING LEASES

In November 2005, we renewed our operating lease for an approximately 9,500 square foot facility in the Northwood Commercial Park, Gainesville, Florida, which serves as our warehouse. The renewal term of the lease is for a period of three years, which commenced August 1, 2006.

In May 2007, our Chinese subsidiary, Exactech Asia, entered into an operating lease for an office and storehouse facility in Shanghai, Peoples Republic of China, which serves as a sales and distribution office. The term of the lease is for a period of three years, which commenced May 1, 2007.

In August 2005, our United Kingdom subsidiary, Exactech (UK), Ltd., entered into an operating lease for an office facility in Redditch, England, to serve as a sales and distribution office. The initial term of the lease is for a period of three years, which commenced December 1, 2005, with an option for the tenant to cancel the lease after the initial eighteen months.

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

In December 2007, we entered into an operating lease for approximately 2,327 square feet of office space in Ohio, to serve as our operations office for our southern Ohio region. The lease is for a 39 month term, commencing on January 1, 2008.

Rent expense associated with operating leases was $194,000, $173,000 and $150,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2007 (in thousands):

Year Ending December 31,
2008	$152
2009	115
2010	41
2011	5

$313

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second		Third	Fourth		Total
2007
Net sales	$29,596	$31,559		$29,985	$33,069		$124,209
Gross profit	18,735	19,799		19,929	21,988		80,451
Net income	1,880	1,413	(1)	2,485	2,705		8,483
Basic EPS	0.16	0.12		0.22	0.23		0.73
Diluted EPS	0.16	0.12		0.21	0.23		0.72

2006
Net sales	$25,412	$26,564		$24,299	$26,155		$102,430
Gross profit	16,439	16,600		15,779	17,041		65,859
Net income	1,576	2,082		1,844	2,250	(2)	7,752
Basic EPS	0.14	0.18		0.16	0.20		0.68
Diluted EPS	0.14	0.18		0.16	0.19		0.67

(1)	The net income for the second quarter of 2007 includes an asset impairment loss for $1,519,000. See Note 8 for further discussion on the impairment.
(2)

Our 2006 fourth quarter net income was positively affected by an R&D tax credit of approximately $214,000, recorded during the fourth quarter, but was retroactively effective to the beginning of 2006. The R&D tax credit is a federal tax credit given to domestic manufacturers.

13.	SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics, upper extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. We previously included our upper extremity product line in the “other products” segment, however, due to the growth in the upper extremity segment we have separated this segment and reclassified segment amounts for prior periods. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.

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

Total gross assets held outside the United States as of December 31, 2007 was $5.1 million. Included in these assets is $5.0 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee	Hip		Biologics	Upper Extremity	Other	Corporate	Total
2007
Net sales	$63,402	$22,589		$16,202	$9,539	$12,477	$—	$124,209
Segment profit (loss)	11,091	1,218	(1)	796	2,777	(915)	(1,174)	13,793
Total assets, net	30,870	20,941		4,340	4,411	5,097	50,800	116,459
Capital expenditures	2,741	1,786		353	849	828	5,753	12,310
Depreciation and Amortization	2,589	1,563		181	381	236	1,958	6,908

2006
Net sales	$53,573	$17,867		$13,344	$4,904	$12,742	$—	$102,430
Segment profit (loss)	10,285	2,095		667	1,473	(587)	(2,055)	11,878	(2)
Total assets, net	34,797	27,177		3,257	2,934	4,783	40,326	113,274
Capital expenditures	4,103	423		36	197	389	1,047	6,195
Depreciation and Amortization	2,573	1,658		229	214	393	1,275	6,342

2005
Net sales	$49,643	$15,840		$11,380	$2,932	$11,221	$—	$91,016
Segment profit (loss)	9,382	1,672		793	899	(1,418)	(649)	10,679	(2)
Total assets, net	36,324	27,427		4,021	2,327	5,223	39,253	114,575
Capital expenditures	4,826	1,399		685	1,039	1,211	4,112	13,272
Depreciation and Amortization	2,110	1,538		198	116	307	1,232	5,501

(1)	The segment profit (loss) for the year ended December 31, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 8 for further discussion on the impairment.

(2)

The segment profit (loss) for the years ended December 31, 2006 and 2005, were adjusted to reflect our income before income taxes, to reflect how our chief operating decision maker currently evaluates the business. The adjustments of $2,055,000 and $649,000 were related to interest and other expense and are not allocated to individual segments.

Major Customer and International Operations

During each of the years ended December 31, 2007, 2006 and 2005, approximately 3% of the Company’s sales were derived from a major hospital customer. During the years ended December 31, 2007, 2006, and 2005, the Company’s Spanish distributor accounted for approximately 7%, 8% and 8%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2007	2006	2005
Domestic sales	$96,541	$80,158	$72,390
Sales from Spain	9,169	8,405	7,397
Other international sales	18,499	13,867	11,229

Total sales	$124,209	$102,430	$91,016

14.	SUBSEQUENT EVENTS

Acquisition – Altiva Corporation

On January 2, 2008, we consummated our acquisition of Altiva, pursuant to the merger of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva has survived the merger and has become our wholly-owned subsidiary. Included in the purchase price for the acquisition of Altiva was an amount equal to the $1.0 million original minority investment made by us on October 29, 2003, $5.0 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, and approximately $6.7 million paid by us to certain stockholders of Altiva. The $6.7 million of aggregate consideration paid to the Stockholders is composed of approximately $5.1 million in cash and shares (the “Shares”) of our common stock, par value $0.01 per share (“Common Stock”), worth, in the aggregate, $1.6 million. As set forth in the Agreement and Plan of Merger (the “Merger Agreement”), certain of the Stockholders received only cash, certain of the Stockholders received only Common Stock and certain of the Stockholders received a combination of cash and Common Stock. For the benefit of those Stockholders receiving Shares under the Merger Agreement, we have entered into a registration rights agreement (the “Registration Rights Agreement”) with such Stockholders, pursuant to which we would register the Shares for resale under the Securities Act of 1933, as amended. Pursuant to this obligation, on February 1, 2008, we filed a registration statement with the Securities and Exchange Commission registering the resale of these Shares. This registration statement was declared effective by the Securities and Exchange Commission on February 7, 2008. As a result of the acquisition we acquired all of Altiva’s assets and assumed all liabilities, including the $6.0 million line of credit of Altiva guaranteed by us.

On December 31, 2007, certain common stockholders of Altiva filed an action in the Court of Chancery of the State of Delaware against Altiva, as Nominal Defendant, and each of the persons comprising the board of directors of Altiva (the “Altiva Board”). The stockholders generally allege that the Merger is unfair to Altiva’s common stockholders and that the Altiva Board breached its fiduciary duty to Altiva and its stockholders in connection with the Merger and certain other transactions leading up to the Merger. The stockholder’s seek, among other things, declaratory relief, compensatory, consequential and rescissory damages and pre and post-judgment interest. On February 7, 2008, Altiva received notice of this lawsuit filed. We believe the claims of these stockholders are without merit, and the Altiva directors intend to vigorously defend against all such claims; however, we are unable to predict the ultimate outcome of this litigation.

New Distribution Subsidiary

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations.

Potential Acquisition

On February 22, 2008, we signed a share purchase agreement to acquire France Medica SAS, a Strasbourg-based importer and distributor of orthopaedic products and surgical supplies. The total purchase price is projected to be 6.8 million to 7.1 million euros, or approximately $10.1 million and $10.5 million, respectively, based on an exchange rate of $1.48 per 1.00 euro on February 25, 2008. The purchase price for France Medica involves 5.4 million euros, or approximately $8.0 million, to be paid upon closing and 1.4 million to 1.7 million euros, or $2.1 million to $2.5 million, in earn-out payments based on the performance of France Medica over the next two years. In addition to distributing our Optetrak® knee system, France Medica also provides hips, shoulders, trauma products and instrumentation sets for clinics and hospitals throughout France. The closing is expected to be completed in the second quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Remediation of Material Weakness

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006, management identified one material weakness in our internal control over financial reporting regarding our process of allocating current and non-current inventory balances. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.

As of December 31, 2006, we undertook a remediation plan in response to the identification of the material weakness that resulted in certain changes in our internal control over financial reporting. Management developed and implemented new specific procedures to enhance the design of the internal controls surrounding management’s process of allocating current and non-current inventory balances required by Accounting Research Bulletin 43. Management diligently monitored and evaluated the control activities to ensure proper reporting of current and non-current inventory balances. During the first quarter of the fiscal year 2007, we completed testing of our internal controls over financial reporting, and our management has concluded that the material weakness has been remediated as of December 31, 2007.

While we believe our material weakness noted above is effectively remediated, internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm, McGladrey & Pullen LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and has issued an attestation report on our internal control over financial reporting, which is contained in Item 8 of this Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited Exactech, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of January 1, 2007 discussed in Note 2.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina

March 14, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.exac.com), and it is available to any shareholder upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Compensation Discussion and Analysis” in our proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “Security Ownership” in our proxy statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Transactions” in our proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees and costs billed to us by McGladrey & Pullen, LLP, our principal accountant, for the fiscal year ended December 31, 2007, and Deloitte & Touche LLP, our previous principal accountant, for the fiscal year ended December 31, 2006, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by McGladrey & Pullen, LLP for professional services rendered for the integrated audit of our annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2007 and for the reviews of the financial statements in our quarterly reports on Form 10-Q for that fiscal year were $393,000.

The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the integrated audit of the Company’s annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2006 and for the reviews of the financial statements in the Company’s quarterly reports on Form 10-Q for that fiscal year were $392,000.

Audit Related Fees

There were no fees billed by McGladrey & Pullen, LLP for audit related professional services for the fiscal year ended December 31, 2007.

For the fiscal year ended December 31, 2006, we paid Deloitte & Touche LLP, $17,000 for audit related professional services for the fiscal year ended December 31, 2006.

Tax Fees

McGladrey & Pullen, LLP did not provide professional tax services for the fiscal year ended December 31, 2007.

Deloitte & Touche LLP did not provide professional tax services for the fiscal year ended December 31, 2006.

All Other Fees

McGladrey & Pullen, LLP did not provide any other services for the fiscal year ended December 31, 2007.

For the fiscal year ended December 31, 2007, we paid Deloitte & Touche LLP, $4,000 for review work. For the fiscal year ended December 31, 2006, the Company paid Deloitte & Touche LLP $300 tuition for continuing education workshops.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services were compatible with the maintenance of the firms independence in the conduct of their auditing functions. The Audit Committee’s charter provides the Audit Committee has authority to pre-approve all audit and allowable non-audit services to be provided to the Company by its outside auditors.

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

The Audit Committee annually reviews the performance of the independent auditors and the fees charged for their services.

PART IV

OTHER INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Registrant’s Articles of Incorporation, as amended(1)(7)

3.2	Registrant’s Bylaws(12)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(8)

10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) *

10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) *

10.7	Amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D. (14)*

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(2)

10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(2)

10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(2)

10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(2)

10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(3)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(4)

10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(5) *

10.72	Securities Purchase Agreement, dated October 29, 2003, by and between Exactech, Inc. and Altiva Corporation(6)

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.(9)

10.76	Business Loan Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(11)

10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Registrant to SunTrust.(11)

10.78	Agreement and Plan of Merger, dated December 7, 2007, by and among the Company, Exactech Spine, Inc., Altiva and certain stockholders of Altiva.(134)

10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(13)

14.1	Code of Business Conduct and Ethics(10)

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

*	Compensation plan or arrangement
(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Appendix A filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(6)	Incorporated by reference to exhibit 2 filed with the Registrants’ Report on Form 8-K, dated October 30, 2003.
(7)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 2003.
(9)	Incorporated by reference to exhibit 10 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(10)	Incorporated by reference to Appendix C filed with the Registrant’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(11)	Incorporated by reference to exhibit 10 filed with the Registrants’ Report on Form 8-K, dated October 21, 2005.
(12)	Incorporated by reference to exhibit 3.1 filed with the Registrants’ Report on Form 8-K, dated December 5, 2007.
(13)	Incorporated by reference to exhibits 10.1 and 10.2 filed with the Registrants’ Report on Form 8-K, dated December 7, 2007.
(14)	Incorporated by reference to exhibit 10 filed with the Registrants’ Report on Form 8-K, dated December 19, 2007.

(e)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2005	$261	$944	$(747)	$458
2006	458	837	(868)	427
2007	427	395	(386)	436

Allowance for sales returns
2006	—	145	—	145
2007	145	198	(116)	227

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2008	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2008	By:	/s/ William Petty
William Petty
Chief Executive Officer (principal executive officer) and Chairman of the Board

March 13, 2008	By:	/s/ David Petty
David Petty
President and Director

March 13, 2008	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer)

March 13, 2008	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 14, 2008	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 14, 2008	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 14, 2008	By:	/s/ William B. Locander
William B. Locander
Director

March 14, 2008	By:	/s/ James G. Binch
James G. Binch
Director

Exhibit Index

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.