Form 10-K/A
period 2007-12-31
EXACTECH INC
filed 2008-03-31
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A)

Explanatory Note

Exactech, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 14, 2008 (the “Original Filing”). This Amendment No. 1 is being filed solely to:

•	Include a Consent of Independent Registered Certified Public Accounting Firm, which consent was omitted due to administrative oversight; and

•	Amend and restate Item 15. “Exhibits and Financial Statement Schedules” to reflect the inclusion of this consent.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Registrant’s Articles of Incorporation, as amended(1)(7)

3.2	Registrant’s Bylaws(12)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Registrant, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(8)

10.4	Form of Employment Agreement between the Registrant and William Petty, M.D.(1) *

10.6	Form of Employment Agreement between the Registrant and Gary J. Miller, Ph.D.(1) *

10.7	Amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D. (14)*

10.38	License Agreement, dated August 20, 1993, between the Registrant and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Registrant and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Registrant and The Hospital for Special Surgery(1)

10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Registrant(2)

10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida (“SunTrust”) and the Registrant(2)

10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust and the Registrant(2)

10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Registrant to SunTrust(2)

10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Registrant(3)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank and the Registrant(4)

10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(5) *

10.72	Securities Purchase Agreement, dated October 29, 2003, by and between Exactech, Inc. and Altiva Corporation(6)

10.73	Loan and Security Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.74	Intercreditor Agreement, dated June 25, 2004, with Merrill Lynch Business Financial Services, Inc.(9)

10.75	Unconditional Guaranty, dated June 25, 2004, to Merrill Lynch Business Financial Services, Inc. on behalf of Altiva Corporation.(9)

10.76	Business Loan Agreement, dated as of October 18, 2005, from the Registrant to SunTrust(11)

10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Registrant to SunTrust.(11)

10.78	Agreement and Plan of Merger, dated December 7, 2007, by and among the Company, Exactech Spine, Inc., Altiva and certain stockholders of Altiva.(134)

10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(13)

14.1	Code of Business Conduct and Ethics(10)

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

23.2	Independent Auditors’ Consent (McGladrey & Pullen, LLP)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

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

March 31, 2008	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
23.2	Independent Auditors’ Consent (McGladrey & Pullen, LLP)