Form 10-Q
period 2008-03-31
EXACTECH INC
filed 2008-05-12
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, $.01 par value	11,735,128

EXACTECH, INC.

INDEX

		Page Number
PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Income (unaudited) for the Three Month Periods Ended March 31, 2008 and March 31, 2007	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited) for the Three Month Period Ended March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2008 and March 31, 2007	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three Month Periods Ended March 31, 2008 and March 31, 2007	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31, 2008	(audited) December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,008	$2,038
Accounts receivable, net of allowances of $786 and $663	29,409	23,106
Prepaid expenses and other assets, net	888	1,185
Income taxes receivable	—	27
Inventories – current	48,148	44,201
Deferred tax assets – current	567	306

Total current assets	81,020	70,863

PROPERTY AND EQUIPMENT:
Land	1,140	1,140
Machinery and equipment	18,736	17,364
Surgical instruments	31,267	29,165
Furniture and fixtures	2,411	2,366
Facilities	12,340	12,312
Projects in process	751	609

Total property and equipment	66,645	62,956
Accumulated depreciation	(27,871)	(26,649)

Net property and equipment	38,774	36,307

OTHER ASSETS:
Notes receivable – related party	—	4,394
Deferred financing and deposits, net	1,388	1,041
Other investments	1,141	(37)
Deferred tax assets, non-current	797	—
Product licenses and designs, net	6,775	1,355
Patents and trademarks, net	2,121	2,184
Goodwill	6,169	352

Total other assets	18,391	9,289

TOTAL ASSETS	$138,185	$116,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,115	$9,423
Income taxes payable	1,637	103
Accrued expenses and other liabilities	6,172	5,995
Line of credit	12,032	—
Current portion of long-term debt	1,626	1,646

Total current liabilities	35,582	17,167

LONG-TERM LIABILITIES:
Deferred tax liabilities	—	2,505
Long-term debt, net of current portion	8,686	9,025
Other long-term liabilities	1,471	124

Total long-term liabilities	10,157	11,654

Total liabilities	45,739	28,821

SHAREHOLDERS’ EQUITY:
Common stock	117	116
Additional paid-in capital	29,437	27,388
Accumulated other comprehensive loss	(103)	(57)
Retained earnings	62,995	60,191

Total shareholders’ equity	92,446	87,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,185	$116,459

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2008	2007
NET SALES	$39,791	$29,596

COST OF GOODS SOLD	14,766	10,861

Gross profit	25,025	18,735

OPERATING EXPENSES:
Sales and marketing	12,335	9,116
General and administrative	3,938	2,970
Research and development	2,551	1,699
Depreciation and amortization	1,726	1,482

Total operating expenses	20,550	15,267

INCOME FROM OPERATIONS	4,475	3,468

OTHER INCOME (EXPENSE):
Interest income	3	69
Other income	485	—
Interest expense	(295)	(420)
Foreign currency exchange loss	(54)	(21)

Total other expenses	139	(372)

INCOME BEFORE INCOME TAXES	4,614	3,096

PROVISION FOR INCOME TAXES	1,712	1,144

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,902	1,952

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(98)	(72)

NET INCOME	$2,804	$1,880

BASIC EARNINGS PER SHARE	$0.24	$0.16

DILUTED EARNINGS PER SHARE	$0.23	$0.16

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638
Exercise of stock options	3	—	46	—	—	46
Issuance of common stock for acquisition	76	1	1,584	—	—	1,585
Issuance of common stock under the Company’s Employee Stock Purchase Plan	7	—	115	—	—	115
Compensation cost of stock options	—	—	294	—	—	294
Tax benefit from exercise of stock awards	—	—	10	—	—	10
Comprehensive Income:
Net income	—	—	—	2,804	—	2,804
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(70)	(70)
Change in currency translation	—	—	—	—	24	24

Other comprehensive loss						(46)

Comprehensive income						2,758

Balance, March 31, 2008	11,697	$117	$29,437	$62,995	$(103)	$92,446

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,804	$1,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	43	133
Inventory impairment	653	350
Depreciation and amortization	1,935	1,659
Restricted common stock issued for services	—	24
Compensation cost of stock awards	294	134
Tax benefit from exercise of stock options	10	49
Excess tax benefit from exercise of stock options	(10)	(52)
Loss on disposal of equipment	38	7
Forward currency option gain	(485)	—
Foreign currency exchange loss	54	21
Equity in net loss of other investments	98	72
Deferred income taxes	(59)	(315)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(4,891)	(2,936)
Income taxes receivable	27	219
Prepaids and other assets	(269)	583
Inventories	(1,432)	1,585
Accounts payable	2,987	829
Income taxes payable	1,534	1,108
Accrued expense & other liabilities	(801)	(99)

Net cash provided by operating activities	2,530	5,251

INVESTING ACTIVITIES:
Notes receivable issued to related party	—	(629)
Purchases of property and equipment	(3,598)	(2,916)
Investment in license technology	(1,125)	—
Proceeds from investment in forward currency option	609	—
Acquisition of subsidiary, net of cash acquired	(4,293)	—

Net cash used in investing activities	(8,407)	(3,545)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	6,044	(2,320)
Principal payments on debt	(359)	(363)
Debt issuance costs	(9)	(9)
Excess tax benefit from exercise of stock options	10	52
Proceeds from issuance of common stock	161	289

Net cash provided by (used in) financing activities	5,847	(2,351)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30)	(645)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,038	2,006

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,008	$1,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$173	$382
Income taxes	202	58
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$4,394	$—
Issuance of securities for acquisition	1,585	—
Cash flow hedge loss	(70)	(7)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2007 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisition of Altiva All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, and Exactech Japan are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008, the date of acquisition, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact on our financial condition, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact on our disclosures.

3.	HEDGING ACTIVITIES

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million euro at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the three month period ended March 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

4.	INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three months ended March 31, 2008 and 2007 were $653,000 and $350,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of March 31, 2008 and December 31, 2007, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of March 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Raw materials	$11,353	$11,562
Work in process	1,055	962
Finished goods on hand	19,316	17,351
Finished goods on loan	16,424	14,326

Inventory total	$48,148	$44,201

5.	ACQUISITION AND DISTRIBUTION SUBSIDIARY START-UP

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. As part of the agreement, we committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-related product lines. As of December 31, 2007, we had extended to Altiva the principal sum of $4.4 million under this commitment, including interest as of that date at 8.50%. These loans were convertible into shares of Series C Preferred stock of Altiva, at our option, any time between October 29, 2005 and October 28, 2008. We evaluated our investment in Altiva pursuant to FIN 46R to determine whether to consolidate Altiva, and based upon this analysis, we determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method through January 1, 2008.

Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva, pursuant to the merger of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva has survived the merger and has become our wholly-owned subsidiary. The purchase price of $12.3 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $379,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described below, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

As set forth in the Agreement and Plan of Merger (the “Merger Agreement”), certain of the Stockholders received only cash, certain of the Stockholders received only Common Stock and certain of the Stockholders received a combination of cash and Common Stock. For the benefit of those Stockholders receiving common stock under the Merger Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with such Stockholders, pursuant to which we would register the Shares for resale under the Securities Act of 1933, as amended. Pursuant to this obligation, on February 1, 2008, we filed a registration statement with the Securities and Exchange Commission registering the resale of these shares. This registration statement was declared effective by the Securities and Exchange Commission on February 7, 2008.

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

We accounted for the acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of Altiva have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Pro forma financial information required by SFAS No. 141 has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

Our preliminary purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. Potential adjustments could occur to our preliminary purchase price allocation primarily due to our evalution of limitations on the utilization of Altiva’s NOLs associated with the acquired deferred tax asset, and due to uncertainties related to the Altiva shareholder litigation that is pending. The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of October 2003 for the initial 16.7% and as of January 2008 for the remaining 83.3% (in thousands):

	Initial 16.7%	Remaining 83.3%	Total
Cash	$1,000	$5,058	$6,058
Exactech Common stock	—	1,585	1,585
Conversion of debt	—	4,300	4,300
Acquisition expenses	—	379	379

Purchase price	1,000	11,322	12,322

Less:
Current assets acquired	—	5,933	5,933
Property and equipment acquired	—	682	682
Current liabilities assumed	—	(2,459)	(2,459)
Line of credit assumed	—	(5,988)	(5,988)
Long-term liabilities assumed	—	(1,233)	(1,233)
Assigned to identifiable intangible assets	—	5,517	5,517
Deferred tax asset acquired and for step-up in fair value	—	3,916	3,916
Other acquisition adjustments	92	45	137

Total value	92	6,413	6,505

Goodwill recognized	$908	$4,909	$5,817

Included in the other acquisition adjustments are accumulated losses for 2003 through 2007 recognized by us for $1.4 million offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $5.5 million to identifiable intangible assets with definite lives. We acquired licenses with an assigned value of $2.6 million with a remaining useful life of 10 years, and customer lists with an assigned value of $2.9 million also with a remaining useful life of 10 years. We utilized an independent consultant to determine the fair values of the intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

A net deferred tax asset in the amount of $3.9 million was recognized primarily for certain NOLs that we believe will more-likely-than-not be utilized.

New Distribution Subsidiary in Japan

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations.

6.	INCOME TAX

At December 31, 2007, net operating loss carry forwards of our foreign subsidiaries totaled $759,000 which expire beginning 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $242,000 at December 31, 2007; however, a valuation allowance of $242,000 was charged against this deferred tax asset assuming these losses would not be realized. At March 31, 2008, these loss carry forwards of our foreign subsidiaries totaled

$756,000, and the deferred tax asset associated with these losses was $235,000. A valuation allowance of $196,000 was charged against this deferred tax asset assuming that these losses will not be fully realized. During the first quarter of 2008, we reassessed the valuation allowance in light of the performance of our subsidiaries during the quarter and expected results for the full year, and determined that a portion of the losses were realizable.

On January 2, 2008, we completed the acquisition of Altiva Corporation. With the acquisition, we acquired the net operating loss carry forwards of Altiva for U.S. federal and state jurisdictions in an aggregate amount of $30.5 million. At March 31, 2008, these loss carry forwards result in a deferred tax asset of $7.9 million. A valuation allowance of $3.4 million has been charged against this deferred tax asset due to limitations imposed by the various tax regulations on the utilization of these loss carry forwards. A net deferred tax asset in the amount of $3.9 million was recognized primarily for certain NOLs that we believe will more-likely-than-not be utilized.

7.	DEBT

Debt consists of the following at March 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (2.19% as of March 31, 2008); proceeds used to finance construction of current facility	$1,600	$1,600

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (4.11% as of March 31, 2008); proceeds used to finance expansion of current facility	3,093	3,145

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (4.36% as of March 31, 2008); proceeds used to finance equipment for facility expansion	279	356

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of March 31, 2008); proceeds used to finance equipment for production facility expansion	2,080	2,228

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,260	3,342

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (4.45% as of March 31, 2008). Proceeds used to fund inventory purchases.	12,032	—

Total debt	22,344	10,671
Less current portion	(13,658)	(1,646)

	$8,686	$9,025

The following is a schedule of debt maturities as of March 31, 2008, for the years ended December 31:

2008	$13,319
2009	1,415
2010	1,390
2011	1,268
2012	851
Thereafter	4,101

$22,344

8.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

We received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We are fully cooperating with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

Purchase Commitments

At March 31, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $19.1 million and outstanding commitments for the purchase of capital equipment of $6.8 million. Purchases under our distribution agreements were $3.7 million during the three months ended March 31, 2008.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We paid approximately $1.1 million up front and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

9.	SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, upper extremity implants, biologics, and other products. The “other” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. We previously included our upper extremity product line in the “other products” segment, however, due to the growth in the upper extremity segment we have separated this segment and reclassified segment amounts for prior periods. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable, goodwill and other investments, except goodwill recognized for Altiva is included in our other products segment. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets.

Total gross assets held outside the United States as of March 31, 2008, was $5.6 million. Included in these assets is $5.4 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months ended March 31,	Knee	Hip	Biologics	Upper Extremity	Other	Corporate	Total
2008
Net sales	$18,516	$6,360	$4,660	$3,688	$6,567	$—	$39,791
Segment profit (loss)	3,254	104	521	1,166	(570)	139	4,614
Total assets, net	30,929	20,484	4,998	5,053	20,338	56,383	138,185
Capital expenditures	453	1,255	—	265	69	1,556	3,598
Depreciation and Amortization	665	408	52	110	98	602	1,935

2007
Net sales	$15,732	$5,504	$3,481	$1,588	$3,291	$—	$29,596
Segment profit (loss)	2,723	515	131	403	(304)	(372)	3,096
Total assets, net	34,530	24,287	3,590	3,664	5,429	43,208	114,708
Capital expenditures	1,061	332	22	127	163	1,211	2,916
Depreciation and Amortization	634	386	37	82	76	444	1,659

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended March 31,	2008	2007
Domestic sales	$28,279	$22,714
International sales	11,512	6,882

Total sales	$39,791	$29,596

10.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
Net income	$2,804			$1,880

Basic EPS:
Net income available to common shareholders	$2,804	11,688	$0.24	$1,880	11,534	$0.16

Effect of dilutive securities:
Stock options		440			251

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,804	12,128	$0.23	$1,880	11,785	$0.16

For the three months ended March 31, 2008, weighted average options to purchase 95,379 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2007, weighted average options to purchase 298,760 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of March 31, 2008, there were 364,569 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $294,000 and $134,000 and income tax benefit of $40,000 and $49,000 for the three months ended

March 31, 2008 and 2007, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $29,000 and $29,000, net of taxes, during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized compensation cost related to unvested awards was $1,247,000 and is expected to be recognized over a weighted-average period of 2.04 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2008 and changes during the quarter is presented below:

	2008
Options	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,209,533	$13.92
Granted	—	—		—
Exercised	(2,979)	15.41		27
Forfeited or Expired	(1,333)	18.68

Outstanding – March 31	1,205,221	$13.91	5.07	$13,597

Exercisable – March 31	928,196	$12.81	4.65	$11,492

Weighted average fair value per share of options vested during the quarter		$13.9

Weighted average fair value per share of options granted during the quarter		$—

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were no stock options granted during the three months ended March 31, 2008 and 2007.

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

On December 20, 2006, we issued the first award of 1,674 shares of our common stock to the members of our board of directors that selected the restricted stock awards, and recognized the grant date fair value for the grants of $24,000. The second award of an aggregate of 1,674 shares of common stock was issued January 15, 2007, with a grant date fair value of $24,000. The weighted average grant date fair value per share for the January 2007 grant was $14.40. The final award of 1,677 was issued in April 2007, with a grant date fair value of $28,000. We did not grant any restricted stock awards during the first quarter of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 6,496 shares during the three months ended March 31, 2008 and 6,899 shares during the three months ended March 31, 2007. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2008 and 2007, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 36 and 31 percent; and risk-free interest rates of 3.3 and 5.1 percent. The weighted-average fair value of those purchase shares granted in 2008 and 2007 was $4.64 and $3.06, respectively. There are 52,363 shares remaining available to purchase under the plan at March 31, 2008.

11.	SUBSEQUENT EVENTS

Acquisition of France Medica

On April 1, 2008, we completed the acquisition of France Medica, a distributor of our products in France for a number of years. The aggregate purchase price is expected to range between approximately €6.8 million and €7.1 million, or approximately $10.6 million and $11.1 million, respectively, based on an exchange rate of $1.56 per €1.00 on March 31, 2008. We paid a fixed price of €5.4 million, or $8.3 million, €4.8 million, or $7.4 million, of which was paid to certain shareholders in cash and €589,923, or $932,000 paid to certain shareholders in shares of our common stock, par value $0.01 per share (“Common Stock”), using a per share value of $24.58. A price supplement of between €1.4 million and €1.7 million, or $2.2 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain conditions of employment and sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment will be reduced by up to 50%. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws.

Common Stock Offering

On April 10, 2008, the Securities and Exchange Commission (the “Commission”) declared effective the Registration Statement on Form S-3 (File No. 333-150055) of Exactech, Inc. filed on April 2, 2008, with the Commission (the “Registration Statement”). The Registration Statement permits us to issue, in one or more offerings, shares of common stock, shares of preferred stock, and warrants at an aggregate initial offering price not to exceed $100,000,000.

On May 8, 2008, we entered into a placement agency agreement with each of Thomas Weisel Partners LLC, Canaccord Adams Inc., Robert W. Baird & Co. Incorporated and Noble Financial Capital Markets (together, the “Placement Agents”), pursuant to which the Placement Agents have agreed to act as our placement agents in connection with an offering of up to 877,391 shares of our common stock (the “Offering”) under the Registration Statement. Subsequently, we entered into definitive agreements with certain institutional investors to sell 877,391 shares of common stock at a purchase price of $23.00 per share, for an aggregate purchase price of approximately $20.2 million. We expect that the net proceeds of the Offering will be approximately $18.8 million after deducting the placement agency fees and all estimated offering expenses that are payable by us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are derived from sales of knee, hip, spine, and upper extremity joint replacement systems and distribution of bone cement and biologic materials. Our continuing research and development projects will enable us to introduce new, advanced biologic materials and other products and services. Revenue from sales of other products, including spinal products, surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers have contributed to revenue growth and are expected to continue to be an important part of our anticipated future revenue growth.

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. As a result of the nature of these sales and marketing expenses, these expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, upper extremity, spine, and hip implant product lines and biologic materials and services.

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

Overview of the Three Months Ended March 31, 2008

During the quarter ended March 31, 2008, sales increased 34% to $39.8 million from $29.6 million in the comparable quarter ended March 31, 2007, as sales expansion continued across all of our product lines. Gross margins decreased slightly to 62.9% from 63.3% as a result of mix shift in business with a higher mix of international sales that carry a lower gross margin. Operating expenses increased 35% from the quarter ended March 31, 2007, however as a percentage of sales operating expenses remained constant at 52% for both quarters. Net income for the quarter ended March 31, 2008 increased 49% and diluted earnings per share were $0.23 as compared to $0.16 last year. Included in these consolidated results of operations for the three months ended March 31, 2008 is income of $3,000 from our subsidiary, Exactech UK, a loss of $294,000 from our newly organized distribution subsidiary Exactech Japan, a loss of $348,000 from our recently acquired subsidiary, Altiva Corporation, and our Chinese subsidiary, Exactech Asia, broke even.

During the three months ended March 31, 2008, we acquired $3.6 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $2.5 million for the three months ended March 31, 2008 as compared to a net cash flow from operations of $5.3 million during the three months ended March 31, 2007.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended March 31, 2008 and March 31, 2007:

Sales by Product Line

(dollars in thousands)

	Three Months Ended
	March 31, 2008		March 31, 2007
Knee	$18,516	46.5%	$15,732	53.2%
Hip	6,360	16.0	5,504	18.6
Biologics	4,660	11.7	3,481	11.7
Upper Extremity	3,688	9.3	1,588	5.4
Other	6,567	16.5	3,291	11.1

Total	$39,791	100.0%	$29,596	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2008 - 2007 Inc (decr)		% of Sales
	2008	2007	$	%	2008	2007
Net sales	$39,791	$29,596	10,195	34.4	100.0%	100.0%
Cost of goods sold	14,766	10,861	3,905	36.0	37.1	36.7

Gross profit	25,025	18,735	6,290	33.6	62.9	63.3

Operating expenses:
Sales and marketing	12,335	9,116	3,219	35.3	31.0	30.8
General and administrative	3,938	2,970	968	32.6	9.9	10.0
Research and development	2,551	1,699	852	50.1	6.4	5.7
Depreciation and amortization	1,726	1,482	244	16.5	4.3	5.0

Total operating expenses	20,550	15,267	5,283	34.6	51.6	51.5

Income from operations	4,475	3,468	1,007	29.0	11.3	11.8
Other (expenses) income, net	139	(372)	511	(137.4)	0.3	(1.3)

Income before taxes	4,614	3,096	1,518	49.0	11.6	10.5
Provision for income taxes	1,712	1,144	568	49.7	4.3	3.9

Income before equity in net loss of other investments	2,902	1,952	950	48.7	7.3	6.6
Equity in net loss of other investments	(98)	(72)	(26)	36.1	(0.3)	(0.2)

Net income	$2,804	$1,880	924	49.1	7.0	6.4

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales

For the quarter ended March 31, 2008, total sales increased 34% to $39.8 from $29.6 million in the comparable quarter ended March 31, 2007. Sales of knee implant products increased 18% during the quarter ended March 31, 2008 to $18.5 million from $15.7 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating bearing platform components. Hip implant sales of $6.4 million during the quarter ended March 31, 2008 were an increase of 16% over the $5.5 million in sales during the quarter ended March 31, 2007, primarily due to the continued momentum of our Novation® hip system. Sales from biologics increased 34% during the quarter ended March 31, 2008 to $4.7 million, up from $3.5 million in the comparable quarter in 2007, due to growth contributions from our Optecure™ service and the Accelerate™ platelet concentrating system. Sales of our upper extremity products were up 132% to $3.7 million as compared to $1.6 million for the same period in 2007, as we continued to gain market acceptance with our Equinoxe® shoulder system including the reverse shoulder product that was introduced during 2007. Sales of all other products increased to $6.6 million as compared to $3.3 million in the same quarter last year, which includes $2.0 million in spine sales from the recently acquired Altiva Corporation, and from increased sales of InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 26% to $28.3 million, or 71% of total sales, during the quarter ended March 31, 2008, up from $22.7 million, which represented 77% of total sales, in the comparable quarter last year. Internationally, we continue to benefit from the expansion of the distribution of our products in Europe as total international sales increased 67% to $11.5 million, representing 29% of total sales, for the quarter ended March 31, 2008, as compared to $6.9 million, which was 23% of total sales, for the same quarter in 2007.

Gross Profit

Gross profit increased 34% to $25.0 million in the quarter ended March 31, 2008 from $18.7 million in the quarter ended March 31, 2007. As a percentage of sales, gross profit decreased to 62.9% during the quarter ended March 31, 2008 as compared to 63.3% in the quarter ended March 31, 2007, primarily due to the mix shift to more international business, which entails lower margins. Looking forward, we expect gross profit, as a percentage of sales, to be 1-2% lower on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 35% to $20.6 million in the quarter ended March 31, 2008 from $15.3 million in the quarter ended March 31, 2007. As a percentage of sales, total operating expenses remained constant at 52% for the quarters ended March 31, 2008 and 2007. The increase in operating expenses is due to the increase in sales experienced across all of our product lines during the quarter and due to the consolidation of the operations of Altiva.

Sales and marketing expenses, the largest component of total operating expenses, increased 35% for the quarter ended March 31, 2008 to $12.3 million from $9.1 million in the same quarter last year, as a result of additional expenses to support the increase in sales for the quarter, however sales and marketing expenses remained stable as a percentage of sales at 31% for each of the quarters ended March 31, 2008 and 2007. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 29% to 31%.

General and administrative expenses increased 33% to $3.9 million in the quarter ended March 31, 2008 from $3.0 million in the quarter ended March 31, 2007, which included additional legal fees that we experienced during the quarter and the consolidated expenses of Altiva Corporation. As a percentage of sales, general and administrative expenses decreased slightly to 9.9% for the quarter ended March 31, 2008, as compared to 10.0% in the quarter ended March 31, 2007. General and administrative expenses for the balance of the year ending December 31, 2008 are expected to be in the range of 9% to 10%, as a percentage of sales.

Research and development expenses increased 50% for the quarter ended March 31, 2008 to $2.6 million from $1.7 million in the same quarter last year. Our increase in research and development expenses is associated with the incorporation of development expensed from Altiva and expenses from our ongoing clinical study of our rotating bearing knee. As a percentage of sales, research and development expenses increased to 6.4% for the quarter ended March 31, 2008 from 5.7% for the comparable quarter last year. More robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses throughout the remainder of the year, ranging from 6% to 7% of sales.

Depreciation and amortization increased 16% to $1.7 million during the quarter ended March 31, 2008 from $1.5 million in the quarter ended March 31, 2007, primarily as a result of continuing investment in our distribution operations, surgical instrumentation and the consolidation of the operations of Altiva. We placed $2.0 million of surgical instrumentation and $1.3 million of new manufacturing equipment in service during the quarter. As a percentage of sales, depreciation and amortization decreased during the three month period ended March 31, 2008 to 4% as compared to 5% for the three month period ended March 31, 2007.

Income from Operations

Our income from operations increased 29% to $4.5 million in the quarter ended March 31, 2008 from $3.5 million in the quarter ended March 31, 2007, as growth in top line sales outpaced growth in total operating expenses. Looking forward, we anticipate income from operations to be in the range of 13% to 14% of sales for the remainder of 2008.

Other Income and Expenses

We had other income, net of other expenses, of $139,000 during the quarter ended March 31, 2008, as compared to other expenses net of other income $372,000 in the quarter ended March 31, 2007, primarily due to a before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of France Medica. We also experienced a reduction of interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the quarter ended March 31, 2008 of $292,000 as compared to $351,000 during the quarter ended March 31, 2007.

Taxes and Net Income

Income before provision for income taxes increased 49% to $4.6 million in the quarter ended March 31, 2008 from $3.1 million in the quarter ended March 31, 2007. The effective tax rate, as a percentage of income before taxes, was 37.1% for the quarter ended March 31, 2008, as compared to 37.0% in the quarter ended March 31, 2007. We expect our effective tax rates to range from 37% to 38% for the balance of 2008. In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated the impact and determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.8 million in the quarter ended March 31, 2008, an increase of 49% from $1.9 million in the quarter ended March 31, 2007. As a percentage of sales, net income increased to 7% for the quarter ended March 31, 2008 as compared to 6% for the same quarter in 2007. Earnings per share, on a diluted basis, increased to $0.23 for quarter ended March 31, 2008, from $0.16 for the quarter ended March 31, 2007.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At March 31, 2008, we had working capital of $45.4 million, a decrease of 15% from $53.7 million at the end of 2007. Working capital in 2008 has decreased primarily as a result of the additional funding we received on our line of credit, and line of credit balance we assumed upon our acquisition of Altiva. We experienced increases overall in our current assets and liabilities due to our acquisition of Altiva. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See later in this Management’s Discussion and Analysis for further discussion on our recent common stock offering.

Operating Activities - Operating activities provided net cash of $2.5 million in the three months ended March 31, 2008, as compared to net cash from operations of $5.3 million during the three months ended

March 31, 2007. A primary contributor to this change related to additional accounts receivable and inventory as a result of our increased sales, as compared to the prior year. Our allowance for doubtful accounts and sales returns increased to $786,000 at March 31, 2008 from $663,000 at December 31, 2007 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 59 for the three months ended March 31, 2008 from a ratio of 58 for the three months ended March 31, 2007. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. Increases in inventory used cash of $1.4 million during the first three months ended March 31, 2008, compared to net cash provided of $1.6 million during the same period ended March 31, 2007. The increase in accounts payable and income tax payable for the three months ended March 31, 2008 provided aggregate net cash of $4.5 million, in contrast to net cash provided of $2.2 million for the three months ended March 31, 2007.

Investing Activities - Investing activities used net cash of $8.4 million in the three months ended March 31, 2008, as compared to $3.5 million in the three months ended March 31, 2007. The increase was due to our net cash outlay of $4.3 million for the acquisition of Altiva, $1.1 million investment in a license technology, and $3.6 million in purchases of surgical instrumentation and manufacturing equipment.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. As part of the agreement, we committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-related product lines. As of December 31, 2007, we had extended to Altiva the principal sum of $4.4 million under this commitment, including interest as of that date at 8.50%. These loans were convertible into shares of Series C Preferred stock of Altiva, at our option, any time between October 29, 2005 and October 28, 2008. We evaluated our investment in Altiva pursuant to FIN 46R to determine whether to consolidate Altiva, and based upon this analysis, we determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method through January 1, 2008.

Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva, pursuant to the merger of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva has survived the merger and has become our wholly-owned subsidiary. The purchase price of $12.3 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $379,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described below, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

We accounted for the acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of Altiva has been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva has been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Pro forma financial information required by SFAS No. 141 has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

We acquired assets of $6.6 million, assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $3.9 million was recognized primarily for certain NOLs. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $5.5 million to identifiable intangible assets with definite lives, and recognized $5.8 million of goodwill. We acquired licenses with an assigned value of $2.6 million with a remaining useful life of 10 years, and customer lists with an assigned value of $2.9 million also with a remaining useful life of 10 years. We utilized an independent consultant to determine the fair values of the intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We paid approximately $1.1 million up front and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

New Distribution Subsidiary in Japan

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations.

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million euro at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the three month period ended March 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

Financing Activities - Financing activities provided net cash of $5.8 million in the three months ended March 31, 2008, as compared to $2.4 million in net cash used for the three months ended March 31, 2007. In the first three months of 2008, we had net borrowings under our credit line of $6.0 million, as compared to net repayments of $2.3 million in the first three months of 2007. Our commercial debt facilities decreased by $359,000 as a result of repayments during the three months ended March 31, 2008, as compared to $363,000 in the first three months of 2007. Proceeds from the exercise of stock options provided cash of $161,000 in the three months ended March 31, 2008, as compared to $289,000 in the three months ended March 31, 2007, with the proceeds used to fund capital expenditures.

We maintain a credit facility with Merrill Lynch Business Financial Services, Inc., which is secured by substantially all of our assets. The credit line is limited to a maximum amount of $30.0 million less amounts owed by Altiva to Merrill Lynch. However, the credit line limit may not exceed an amount equal to (a) the sum of 80% of the value of qualified accounts receivable, plus the lesser of (i) 50% of the value of finished goods inventory or (ii) $17.0 million, less (b) the maximum amount of guaranteed obligations for the benefit of Altiva with respect to obligations owed by Altiva to Merrill Lynch. The credit line expires June 30, 2008. Borrowings under the Merrill Lynch credit facility bear interest at one-month LIBOR plus an applicable margin, which ranges from 1.5% to 2.38%, depending upon our ratio of funded debt to EBITDA. Under the above-described formulations, at March 31, 2008, a total of $15.6 million was available to borrow under the Exactech line of credit, of which, $6.0 million had been borrowed, bearing interest currently at 4.45%. Altiva also maintains a working capital credit line with Merrill Lynch in an amount up to $6 million, which is collateralized by substantially all of Altiva’s assets. The terms of the Altiva line of credit are the same as our line of credit. On the Altiva line of credit, there was $6.0 million outstanding bearing an interest rate of 4.45%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at March 31, 2008 was $1.6 million bearing a variable rate of interest of 2.2%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2008, there was $3.1 million outstanding under this loan bearing a variable rate of interest equal to 4.1%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At March 31, 2008, $279,000 was outstanding under this loan bearing a variable rate of interest equal to 4.4%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2008, $2.1 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At March 31, 2008, there was $3.3 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at March 31, 2008.

At March 31, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $19.1 million and outstanding commitments for the purchase of capital equipment of $6.8 million. Purchases under our distribution agreements were $3.7 million during the three months ended March 31, 2008.

Subsequent Event – Common Stock Offering

On April 10, 2008, the Securities and Exchange Commission (the “Commission”) declared effective the Registration Statement on Form S-3 (File No. 333-150055) of Exactech, Inc. filed on April 2, 2008, with the Commission (the “Registration Statement”). The Registration Statement permits us to issue, in one or more offerings, shares of common stock, shares of preferred stock, and warrants at an aggregate initial offering price not to exceed $100,000,000.

On May 8, 2008, we entered into a placement agency agreement with each of Thomas Weisel Partners LLC, Canaccord Adams Inc., Robert W. Baird & Co. Incorporated and Noble Financial Capital Markets (together, the “Placement Agents”), pursuant to which the Placement Agents have agreed to act as our placement agents in connection with an offering of up to 877,391 shares of our common stock (the “Offering”) under the Registration Statement. Subsequently, we entered into definitive agreements with certain institutional investors to sell 877,391 shares of common stock at a purchase price of $23.00 per share, for an aggregate purchase price of approximately $20.2 million. We expect that the net proceeds of the Offering will be approximately $18.8 million after deducting the placement agency fees and all estimated offering expenses that are payable by us.

Subsequent Event—Acquisition

On April 1, 2008, we completed the acquisition of France Medica, a distributor of our products in France for a number of years. The aggregate purchase price is expected to range between approximately €6.8 million and €7.1 million, or approximately $10.6 million and $11.1 million, respectively, based on an exchange rate of $1.56 per €1.00 on March 31, 2008. We paid a fixed price of €5.4 million, or $8.3 million, €4.8 million, or $7.4 million, of which was paid to certain shareholders in cash and €589,923, or $932,000 paid to certain shareholders in shares of our common stock, par value $0.01 per share (“Common Stock”), using a per share value of $24.58. A price supplement of between €1.4 million and €1.7 million, or $2.2 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain conditions of employment and sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment will be reduced by up to 50%. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2007 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $6,000 for the remainder of 2008. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2008, and the weighted average interest rates are those experienced during the year to date ended March 31, 2008 (in thousands, except percentages):

	2008	2009	2010	2011	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$1,131	$—	$—	$—	$—	$1,131
Weighted average interest rate	1.7%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$800	$1,600

Weighted average interest rate	2.6%

Commercial construction loan at variable interest rate	158	210	210	210	2,305	3,093

Weighted average interest rate	5.0%

Commercial equipment loan at variable interest rate	228	51	—	—	—	279

Weighted average interest rate	5.3%

Commercial equipment loan at variable interest rate	446	594	594	446	—	2,080

Weighted average interest rate	5.9%

Commercial real estate loan at fixed rate swap	255	360	386	412	1,847	3,260

Weighted average interest rate	6.6%

Line of credit at variable interest rate	12,032	—	—	—	—	12,032

Weighted average interest rate	5.1%

We invoice and receive payment from international distributors in U. S. dollars and are not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the three months ended March 31, 2008 and 2007, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2008; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the first three months of 2008 were $54,000 as compared to $21,000 during the same period in 2007, primarily due to the strength of the Euro as compared to the U.S. dollar for much of the quarter. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting identified during the quarter ended March 31, 2008 as discussed below.

As a result of the Company’s significant growth and initiative to acquire businesses during 2008, there has been a significant strain on internal resources impacting the design and effectiveness of certain internal control processes. During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended March 31, 2008 and accounting for our acquisition of Altiva Corporation, management identified a material weakness in the design and effectiveness of our process to account for business combinations. We have begun remediation of this material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

Management is in process of developing and implementing enhanced internal controls surrounding business combinations (mergers and acquisitions) including, but not limited to, improvements to existing income tax planning process, additional staff training, and consultation requirements with outside subject matter experts. During the remainder of fiscal 2008, we intend to continually improve our internal controls and procedures by hiring additional employees or consultants, as needed. The actions that we plan to take are subject to continued management review supported by the oversight of the Audit Committee.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are designed and operating effectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

We received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We are fully cooperating with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information in this quarterly report on Form 10-Q. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

We are subject to extensive government regulation, and our failure to comply with these regulations could materially adversely impact our operations.

Failure to obtain government approvals and clearances for new products and/or modifications to existing products or otherwise comply with applicable laws and regulations on a timely basis would have a material adverse effect on our business and financial results. See “Business—Government Regulation.” A significant recall of one or more of our products could have a material adverse effect on our business and financial results. We cannot provide assurance that such clearances will be granted or that review by government authorities will not involve delays that could materially adversely affect our revenues, earnings, and cash flows.

The Company is involved in ongoing investigations by the U.S. Department of Justice, the results of which may adversely impact the Company’s business and results of operations.

On December 12, 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents from 1998 through the present related to consulting and professional service agreements between us and orthopaedic surgeons and other medical professionals. We are aware that similar inquiries have been directed to other companies in the orthopaedic industry and at least one of those is still being investigated. Any resolution of this investigation remains uncertain at this time. The investigation could, among other things, result in criminal prosecutions, substantial monetary payments, changes in some of our existing business practices and additional governmental oversight. While we do not know that our circumstances are similar to those of other companies, some of the other investigations of orthopaedic companies were resolved by each company paying amounts in settlement ranging from approximately $26 million to $169.5 million and agreeing to monitoring for a period of time. We are cooperating fully with the Department of Justice inquiry, but there can be no assurance that we will enter into a consensual resolution of this matter with the U.S. Attorney’s Office or whether the payment of similar sums will be required to resolve the ongoing investigation.

If, as a result of these investigations, we are found to have violated one or more applicable laws or if we decide to enter into a settlement of the matter, our business, results of operations and financial condition could be materially adversely affected. Additionally, if some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our suppliers rely on a single source of supply for raw materials and/or other inputs of production. Should the availability and on time delivery of raw materials and supplies needed in the production of our products and services become unreliable or significantly more costly our earnings may be materially and adversely impacted due to the resulting increased costs of production.

We conduct business in a highly competitive industry.

The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, relationships with key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we face competition for regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. Many of our competitors have significantly greater resources than us. We cannot provide assurance that we will be able to compete successfully.

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

The failure of our products to gain market acceptance would be likely to have a material adverse effect on our revenues and earnings. We cannot provide assurance that our new or improved products will gain market acceptance. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by surgeons, patients, third party payers and others in the medical community, about the safety and effectiveness of our products;

•	the willingness of the target patient population to try new products and of surgeons to decide to use these products;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in our product’s approved labeling;

•	the efficacy and potential advantages relative to competing products and products under development;

•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;

•	publicity concerning our products or competing products and treatments;

•	reimbursement of our products by third party payers; and

•	the price for our products and competing products.

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

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, violations of which can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations, or any investigation or other legal proceedings relating to such alleged violations, could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us and with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.

We cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that those confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak® knee system is one such product that is subject to a patent that we license. Due to the relatively large percentage of our revenue attributable to the Optetrak® knee system, if the holder of this patent is determined to not have sufficient legal rights to the patent, our use of the patent under the license could be compromised, which would have a material adverse effect on our business and financial results.

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

Product liability insurance premiums are volatile. Should premiums increase significantly, it could have a material adverse effect on our earnings and cash flows due to the increase in operating costs that would result. We presently carry product liability insurance with coverage in an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may not be able to obtain adequate insurance in the future at an acceptable cost.

Our products, including products that are manufactured by third parties but distributed by us, may be subject to recall or product liability claims.

These products are used in medical contexts in which it is important that those products function with precision and accuracy. If these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may choose to or be forced by regulatory agencies to withdraw such products from the market. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition. In October 2005, Regeneration Technologies, Inc. or RTI, a distributor of allograft materials with whom we have a distribution relationship, announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on our results of operations, financial condition and cash flows is uncertain. Furthermore, we are currently a party to several product liability suits related to the products distributed by us on behalf of RTI. These suits generally allege, among other claims, that we negligently and intentionally distributed diseased, contaminated and/or defective allograft materials. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, a negative outcome of such litigation, including any finding of fraud, may have a material adverse effect on our business, operations and financial condition.

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

On January 2, 2008, we consummated our acquisition of Altiva Corporation, a company which is continuing to build an asset portfolio through the acquisition of existing spinal products and systems as well as acquiring broad distribution rights to other existing spinal market technologies. Also, on April 1, 2008, we completed the acquisition of 100% of the issued and outstanding shares of France Medica SAS, a Strasbourg-based importer and distributor of orthopaedic products and surgical supplies. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies, as well as risk of potential litigation arising from such acquisitions;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

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

As a result of our significant growth and initiative to acquire businesses during 2008, there has been a significant strain on internal resources impacting the design and effectiveness of certain internal control processes. In connection with the acquisition of Altiva Corporation, management identified a material weakness in the design and effectiveness of our process to account for business combinations. We have begun remediation of this material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. If Dr. William Petty, our Chief Executive Officer and Chairman, terminates his employment with Exactech for any reason, his absence could have a material adverse effect on our business, results of operation and financial condition. We do not maintain keyman life insurance with respect to these key individuals. Our recent and potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

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

The market for our equity securities has been volatile (ranging from $14.11 per share to $28.72 per share during the 52-week trading period ending April 30, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	adverse regulatory or legal proceedings;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 31, 2008, we had 11,696,885 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.2%, or 20,583 shares, of our stock traded on an average daily basis during the 52 week trading period ended January 31, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

We expect to issue additional equity securities, to fund the acquisition of additional businesses and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

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

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the SEC and rules promulgated by the national securities exchanges, including the American Stock Exchange, and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

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

Exactech, Inc.

Date: May 12, 2008	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: May 12, 2008	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.