Form 10-Q
period 2008-06-30
EXACTECH INC
filed 2008-08-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock, $.01 par value	12,671,282

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) June 30, 2008	(audited) December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,265	$2,038
Accounts receivable, net of allowances of $948 and $663	33,658	23,106
Prepaid expenses and other assets, net	2,019	1,185
Income taxes receivable	1,356	27
Inventories	54,617	44,201
Deferred tax assets	464	306

Total current assets	96,379	70,863

PROPERTY AND EQUIPMENT:
Land	1,242	1,140
Machinery and equipment	20,094	17,364
Surgical instruments	33,369	29,165
Furniture and fixtures	2,625	2,366
Facilities	13,377	12,312
Projects in process	844	609

Total property and equipment	71,551	62,956
Accumulated depreciation	(29,729)	(26,649)

Net property and equipment	41,822	36,307

OTHER ASSETS:
Notes receivable – related party	—	4,394
Deferred financing and deposits, net	2,039	1,041
Other investments	1,172	(37)
Product licenses and designs, net	7,748	1,355
Patents and trademarks, net	2,435	2,184
Goodwill	8,041	352

Total other assets	21,435	9,289

TOTAL ASSETS	$159,636	$116,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,585	$9,423
Income taxes payable	—	103
Accrued expenses and other liabilities	7,345	5,995
Purchase price supplement payable, current	1,751	—
License fee payable	1,233	—
Current portion of long-term debt	1,556	1,646

Total current liabilities	26,470	17,167

LONG-TERM LIABILITIES:
Deferred tax liabilities	950	2,505
Purchase price supplement payable, non-current	214	—
Line of credit	7,100	—
Long-term debt, net of current portion	8,395	9,025
Other long-term liabilities	512	124

Total long-term liabilities	17,171	11,654

Total liabilities	43,641	28,821

SHAREHOLDERS’ EQUITY:
Common stock	126	116
Additional paid-in capital	49,811	27,388
Accumulated other comprehensive income (loss), net of tax	21	(57)
Retained earnings	66,037	60,191

Total shareholders’ equity	115,995	87,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,636	$116,459

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2008	2007	2008	2007
NET SALES	$43,695	$31,559	$83,486	$61,155

COST OF GOODS SOLD	16,356	11,760	31,122	22,621

Gross profit	27,339	19,799	52,364	38,534

OPERATING EXPENSES:
Sales and marketing	13,233	9,299	25,568	18,415
General and administrative	4,307	2,936	8,245	5,906
Research and development	2,391	2,011	4,942	3,710
Impairment loss	—	1,519	—	1,519
Depreciation and amortization	1,886	1,533	3,612	3,015

Total operating expenses	21,817	17,298	42,367	32,565

INCOME FROM OPERATIONS	5,522	2,501	9,997	5,969

OTHER INCOME (EXPENSE):
Interest income	—	85	3	154
Other income	—	—	485	—
Interest expense	(304)	(347)	(599)	(767)
Foreign currency exchange gain (loss)	2	(27)	(52)	(48)

Total other expenses	(302)	(289)	(163)	(661)

INCOME BEFORE INCOME TAXES	5,220	2,212	9,834	5,308

PROVISION FOR INCOME TAXES	2,178	692	3,890	1,836

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	3,042	1,520	5,944	3,472

EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	(107)	(98)	(179)

NET INCOME	$3,042	$1,413	$5,846	$3,293

BASIC EARNINGS PER SHARE	$0.25	$0.12	$0.49	$0.29

DILUTED EARNINGS PER SHARE	$0.24	$0.12	$0.47	$0.28

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Capital		Income (Loss)
Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638
Exercise of stock options	29	—	291	—	—	291
Issuance of common stock for acquisitions	114	1	2,540	—	—	2,541
Issuance of common stock in public offering	877	9	18,712			18,721
Issuance of common stock under the Company’s Employee Stock Purchase Plan	13	—	234	—	—	234
Compensation cost of stock options	—	—	549	—	—	549
Tax benefit from exercise of stock awards	—	—	97	—	—	97
Comprehensive Income:
Net income	—	—	—	5,846	—	5,846
Change in fair value of cash flow hedge, net of tax	—	—	—	—	2	2
Change in currency translation	—	—	—	—	76	76

Other comprehensive income						78

Comprehensive income						5,924

Balance, June 30, 2008	12,644	$126	$49,811	$66,037	$21	$115,995

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$5,846	$3,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(55)	277
Inventory impairment	1,262	522
Depreciation and amortization	4,050	3,367
Restricted common stock issued for services	—	52
Compensation cost of stock awards	549	251
Tax benefit from exercise of stock options	97	58
Excess tax benefit from exercise of stock options	(97)	(52)
Loss on disposal of equipment	43	38
Loss on impairment	—	1,519
Forward currency option gain	(485)	—
Foreign currency exchange loss	52	48
Equity in net loss of other investments	98	179
Deferred income taxes	1,392	(446)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(4,627)	(5,024)
Prepaids and other assets	(315)	(145)
Inventories	(4,821)	2,697
Accounts payable	1,355	2,430
Income taxes payable/receivable	(1,432)	(399)
Accrued expense & other liabilities	(1,484)	729

Net cash provided by operating activities	1,428	9,394

INVESTING ACTIVITIES:
Notes receivable issued to related party	—	(978)
Purchases of property and equipment	(7,140)	(5,454)
Purchases of product licenses and designs	—	(300)
Investment in license technology	(1,157)	—
Proceeds from investment in forward currency option	609	—
Investment in escrow fund	(890)	—
Acquisitions of subsidiaries, net of cash acquired	(10,181)	—

Net cash used in investing activities	(18,759)	(6,732)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	1,112	(3,698)
Principal payments on debt	(759)	(719)
Debt issuance costs	(138)	(18)
Excess tax benefit from exercise of stock options	97	52
Proceeds from issuance of common stock	19,246	515

Net cash provided by (used in) financing activities	19,558	(3,868)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,227	(1,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,038	2,006

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,265	$800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$530	$716
Income taxes	3,837	2,577
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$4,394	$—
Issuance of securities for acquisitions	2,541	—
Purchase price supplement payable	1,965	—
Cash flow hedge gain, net of tax	2	40

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisitions of Altiva and France Medica. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, and Exactech Japan are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008, the date of acquisition, and all intercompany balances and transactions have been eliminated. France Medica is consolidated for financial reporting purposes as of April 1, 2008, the date of acquisition, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires certain additional disclosures about intangible assets. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the requirements of FSP 142-3 and have not yet determined the impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to the auditing literature. SFAS 162 is not expected to have an impact on our financial condition, results of operations or cash flows.

3.	HEDGING ACTIVITIES

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million euro (“EUR”) at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the three month period ended March 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

4.	INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and six months ended June 30, 2008 were $609,000 and $1,262,000, respectively. Impairment charges for the three and six months ended June 30, 2007, were $172,000 and $522,000, respectively. Inventory is also reviewed for the ability to turn over within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of June 30, 2008 and December 31, 2007, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Raw materials	$12,102	$11,562
Work in process	1,089	962
Finished goods on hand	22,496	17,351
Finished goods on loan	18,930	14,326

Inventory total	$54,617	$44,201

5.	ACQUISITIONS AND DISTRIBUTION SUBSIDIARY START-UP

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica, for the purchase of 100% of the shares of France Medica. France Medica has worked with us as a distributor of Exactech products in France for a number of years. The initial fixed purchase price of 5.2 million EUR, or $8.2 million based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, consisted of $6.3 million in cash paid to shareholders, 37,922 shares of Exactech common stock, par value $0.01 per share worth $955,000, and $911,000 in costs incurred for the acquisition. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We acquired cash of $1.2 million.

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. As of June 30, 2008, we recognized a liability of $2.0 million for the minimum 50% due of future supplement payments, and for the portion of the supplemental payment that met the conditional terms and was paid in July 2008, of which

$1.8 million was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. The escrow fund for $890,000 is recorded as a long-term asset on our condensed consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The $281,000 will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

We accounted for the acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of France Medica have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of France Medica have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Pro forma financial information required by SFAS No. 141 has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

We could have potential adjustments to our preliminary purchase price allocation primarily due to our uncertain contingencies and evaluation of our acquired deferred tax liability. The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of April 1, 2008 (in thousands):

Total
Cash	$6,314
Exactech Common stock	955
Acquisition expenses	911
Price supplement payable	1,747

Purchase price	9,927

Less:
Current assets acquired	10,031
Property and equipment acquired	1,383
Long-term assets acquired	30
Current liabilities assumed	(3,673)
Long-term liabilities assumed	(570)
Assigned to identifiable intangible assets	1,495
Deferred tax liability assumed	(424)

Total value	8,272

Goodwill recognized	$1,655

As of the three months ended June 30, 2008, we recognized an additional purchase price supplement liability of $201,000 based on terms of the agreement, and currency translation effect of $16,000 to the purchase price supplement liability, for additional goodwill of $217,000.

In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and customer lists with an assigned value of $1.1 million with a remaining useful life of 7 years. We utilized an independent consultant to determine the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis.

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

We accounted for the acquisition under the purchase method of accounting pursuant to SFAS No. 141. Accordingly, the results of operations of Altiva have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Pro forma financial information required by SFAS No. 141 has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

Our preliminary purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. Potential adjustments could occur to our preliminary purchase price allocation primarily due to our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and due to uncertainties related to the Altiva shareholder litigation that is pending. The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of October 2003 for the initial 16.7% and as of January 2008 for the remaining 83.3% (in thousands):

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

A net deferred tax asset in the amount of $3.9 million was recognized primarily for certain net operating loss carry forwards that we believe will more-likely-than-not be utilized.

New Distribution Subsidiary in Japan

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations. During July 2008 Exactech Japan obtained the import registration to allow Exactech Japan to import our products for sale in Japan.

6.	INCOME TAX

At December 31, 2007, net operating loss carry forwards of our foreign subsidiaries totaled $759,000 which expire beginning 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $242,000 at December 31,

2007; however, a valuation allowance of $242,000 was charged against this deferred tax asset assuming these losses would not be realized. At June 30, 2008, these loss carry forwards of our foreign subsidiaries totaled $731,000, and the deferred tax asset associated with these losses was $227,000. A valuation allowance of $187,000 was charged against this deferred tax asset assuming that these losses will not be fully realized. During the first six months of 2008, we reassessed the valuation allowance in light of the performance of our subsidiaries during the first half and expected results for the full year, and determined that a portion of the losses were realizable.

In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and six months ended June 30, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

On January 2, 2008, we completed the acquisition of Altiva Corporation. With the acquisition, we acquired the net operating loss carry forwards of Altiva for U.S. federal and state jurisdictions in an aggregate amount of $30.5 million. A net deferred tax asset in the amount of $3.9 million was recognized on the acquisition date, primarily for certain net operating loss carry forwards that we believe will more-likely-than-not be utilized. At June 30, 2008, these loss carry forwards result in a deferred tax asset of $7.9 million. A valuation allowance of $3.4 million has been charged against this deferred tax asset due to limitations imposed by the various tax regulations on the utilization of these loss carry forwards.

On April 1, 2008, we completed the acquisition of France Medica. With the acquisition, we acquired a net operating loss carry forward of France Medica for French jurisdictions in an aggregate amount of $271,000, with a resulting deferred tax asset of $90,000. At June 30, 2008, this loss carry forward was fully realized to offset net operating income for the full six months ended June 30, 2008. At June 30, 2008, we recorded a deferred tax liability of $485,000 for book to tax reporting differences.

7.	DEBT

Debt consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.68% as of June 30, 2008); proceeds used to finance construction of current facility	$1,600	$1,600

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (3.98% as of June 30, 2008); proceeds used to finance expansion of current facility	3,040	3,145

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (4.23% as of June 30, 2008); proceeds used to finance equipment for facility expansion	204	356

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of June 30, 2008); proceeds used to finance equipment for production facility expansion	1,931	2,228

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,176	3,342

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (3.71% as of June 30, 2008). Proceeds used to fund inventory purchases and acquisitions.	7,100	—

Total debt	17,051	10,671
Less current portion	(1,556)	(1,646)

	$15,495	$9,025

The following is a schedule of debt maturities as of June 30, 2008, for the years ended December 31:

2008	$926
2009	1,415
2010	1,390
2011	1,268
2012	851
Thereafter	11,201

$17,051

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, a Georgia banking corporation (“SunTrust”) as administrative agent and swingline lender and other potential lenders. The current credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding its foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of its debt to EBIDTA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility

8.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

As previously disclosed, during December 2007, we received a grand jury subpoena from the US Department of Justice (“DOJ”) through the US Attorney for the District of New Jersey. The subpoena requested all documents dating from January 1, 1998 though the present related to consulting and professional services agreements between Exactech and other medical professionals associated with hip and/or knee joint replacement surgical procedures and devices. We believe the subpoena is related to an investigation conducted by the DOJ with respect to the use of such agreements and arrangements by orthopaedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement (the “Agreement”) with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association (“AAA”) seeking to clarify our rights under the Agreement. The full hearing is scheduled to be conducted during the second half of 2008.

Purchase Commitments

At June 30, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $22.4 million and outstanding commitments for the purchase of capital equipment of $775,000. Purchases under our distribution agreements were $4.2 million during the six months ended June 30, 2008.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.2 million during the first six months of 2008, and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As part of the acquisition agreement with France Medica, a contingent purchase price supplement is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods and employment conditions maintained. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. The funds withheld under these guarantees will be distributed in three annual installments, less any deductions for damages. Amounts paid out under these contingencies will be recognized when they are determinable with certainty. See Note 5 for further discussion on the France Medica acquisition and the related contingencies.

9.	SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, upper extremity implants, biologics, and other products. The “other” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines, including our spine implants as well as other implant lines distributed by our foreign subsidiaries. We previously included our upper extremity product line in the “other products” segment, however, due to the growth in the upper extremity segment we have separated this segment and reclassified segment amounts for prior periods. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Total gross long-lived assets and inventory held outside the United States as of June 30, 2008, was $13.4 million. Included in these assets is $4.9 million of assets located at our French distributor, and $5.5 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip		Biologics	Upper Extremity	Other	Corporate	Total
Three months ended June 30,
2008
Net sales	$20,475	$5,659		$4,735	$3,944	$8,882	$—	$43,695
Segment profit (loss)	3,359	324		399	1,054	386	(302)	5,220
Total assets, net	33,703	22,912		4,729	6,392	22,685	69,215	159,636
Capital expenditures	1,955	695		2	130	362	398	3,542
Depreciation and Amortization	716	429		57	115	175	623	2,115

2007
Net sales	$16,862	$5,416		$3,925	$2,334	$3,022	$—	$31,559
Segment profit (loss)	2,400	(738	)(1)	282	701	(144)	(289)	2,212
Total assets, net	32,807	23,622		3,982	3,840	5,056	46,680	115,987
Capital expenditures	739	483		309	164	100	1,043	2,838
Depreciation and Amortization	657	393		45	85	79	449	1,708

Six months ended June 30,
2008
Net sales	$38,991	$12,019		$9,395	$7,632	$15,449	$—	$83,486
Segment profit (loss)	6,613	428		920	2,221	(185)	(163)	9,834
Total assets, net	33,703	22,912		4,729	6,392	22,685	69,215	159,636
Capital expenditures	2,408	1,950		2	395	431	1,954	7,140
Depreciation and Amortization	1,381	837		109	225	273	1,225	4,050

2007
Net sales	$32,594	$10,920		$7,406	$3,922	$6,313	$—	$61,155
Segment profit (loss)	5,123	(223	)(1)	413	1,105	(449)	(661)	5,308
Total assets, net	32,807	23,622		3,982	3,840	5,056	46,680	115,987
Capital expenditures	1,800	815		331	291	263	2,254	5,754
Depreciation and Amortization	1,291	779		82	167	155	893	3,367

(1)

The segment profit (loss) for the three and six month periods ended June 30, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 8 for further discussion on the impairment.

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended June 30,	2008	2007	% Inc (Decr)
Domestic sales	$28,827	$23,260	23.9
International sales	14,868	8,299	79.2

Total sales	$43,695	$31,559	38.5

Six months ended June 30,	2008	2007	% Inc (Decr)
Domestic sales	$57,106	$45,974	24.2
International sales	26,380	15,181	73.8

Total sales	$83,486	$61,155	36.5

10.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
Net income	$3,042			$1,413

Basic EPS:
Net income available to common shareholders	$3,042	12,207	$0.25	$1,413	11,540	$0.12

Effect of dilutive securities:
Stock options		469			253

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,042	12,676	$0.24	$1,413	11,793	$0.12

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
Net income	$5,846			$3,293

Basic EPS:
Net income available to common shareholders	$5,846	11,947	$0.49	$3,293	11,547	$0.29

Effect of dilutive securities:
Stock options		455			252

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,846	12,402	$0.47	$3,293	11,799	$0.28

For the three months ended June 30, 2008, weighted average options to purchase 47,685 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the three months ended June 30, 2007, weighted average options to purchase 300,543 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

For the six months ended June 30, 2008, weighted average options to purchase 47,892 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the six months ended June 30, 2007, weighted average options to purchase 299,652 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

Public Stock Offering:

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

On May 8, 2008, we entered into a placement agency agreement with each of Thomas Weisel Partners LLC, Canaccord Adams Inc., Robert W. Baird & Co. Incorporated and Noble Financial Capital Markets (together, the “Placement Agents”), pursuant to which the Placement Agents agreed to act as our placement agents in connection with an offering of 877,391 shares of our common stock (the “Offering”) under the Registration Statement. Subsequently, we consummated the sale to certain institutional investors for 877,391 shares of common stock at a purchase price of $23.00 per share, for an aggregate purchase price of approximately $20.2 million. Net proceeds of the Offering were approximately $18.7 million after deducting the placement agency fees and offering expenses.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of June 30, 2008, there were 365,169 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $549,000 and $251,000 and income tax benefit of $67,000 and $58,000 for the six months ended June 30, 2008 and 2007, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $38,000 and $28,000, net of taxes, during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, total unrecognized compensation cost related to unvested awards was $1,025,000 and is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2008 and changes during the six months is presented below:

	2008
Options	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,209,533	$13.92
Granted	—	—	—	—
Exercised	(28,671)	10.15		458
Forfeited or Expired	(1,933)	19.15

Outstanding – June 30	1,178,929	$14.00	4.87	$13,805

Exercisable – June 30	905,771	$12.91	4.46	$11,594

Weighted average fair value per share of options vested during the quarter		$10.21

Weighted average fair value per share of options granted during the quarter		$—

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were no stock options granted during the six months ended June 30, 2008. There were 5,000 stock options granted to our newly elected non-employee director upon election to the board of directors in May 2007.

Restricted Stock Awards:

Under the 2003 Plan, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee and the Board of Directors (“Committee”) at the time of the award. During December 2006, the Committee approved equity compensation to the four outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,000 shares of common stock, or a restricted stock award of 1,675 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards.

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

On December 20, 2006, we issued the first award of 1,674 shares of our common stock to the members of our board of directors that selected the restricted stock awards, and recognized the grant date fair value for the grants of $24,000. The second award of an aggregate of 1,674 shares of common stock was issued January 15, 2007, with a grant date fair value of $24,000. The final award of 1,677 was issued in April 2007, with a grant date fair value of $28,000. We did not grant any restricted stock awards during the first half of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 13,188 shares during the six months ended June 30, 2008 and 14,320 shares during the six months ended June 30, 2007. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2008 and 2007, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 36 and 31 percent; and risk-free interest rates of 3.3 and 5.1 percent. The weighted-average fair value of those purchase shares granted in 2008 and 2007 was $5.09 and $3.24, respectively. There are 45,671 shares remaining available to purchase under the plan at June 30, 2008.

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

In marketing our products, we use a combination of traditional targeted media marketing and our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Since surgeons are generally the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on developing relationships and meeting the needs of the surgeon community in the orthopaedic industry. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, we conduct this marketing effort through continuing education forums, training programs and product development advisory panels.

Overview of the Three and Six Months Ended June 30, 2008

During the quarter ended June 30, 2008, sales increased 38% to $43.7 million from $31.6 million in the comparable quarter ended June 30, 2007, as sales expansion continued across all of our product lines. We experienced organic sales growth, excluding our acquisitions and distribution terminations, of 28%. Gross margins decreased slightly to 62.6% from 62.7% as a result of a shift in business with a higher mix of international sales that carry a lower gross margin. Operating expenses increased 26% from the quarter ended June 30, 2007, however as a percentage of sales, operating expenses decreased from 55% to 50% for the quarter ended June 30, 2008. Operating expense in 2007 included an impairment charge of $1.5 million taken against our intangible assets, which represented 5% of operating expenses, as a percentage of sales. Net income for the quarter ended June 30, 2008 increased 115% and diluted earnings per share were $0.24 as compared to $0.12 last year.

During the six months ended June 30, 2008, sales increased 37% to $83.5 million from $61.2 million in the comparable six months ended June 30, 2007, as sales expansion continued across all of our product lines. Gross margins decreased slightly to 62.7% from 63.0% as a result of the higher mix of lower gross margin international sales. Operating expenses increased 30% from the six months ended June 30, 2007, however as a percentage of sales operating expenses decreased from 53% to 51% for the six months ended June 30, 2008. Net income for the six months ended June 30, 2008 increased 78% and diluted earnings per share were $0.47 as compared to $0.28 last year.

During the six months ended June 30, 2008, we acquired $7.1 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $1.4 million for the six months ended June 30, 2008 as compared to a net cash flow from operations of $9.4 million during the six months ended June 30, 2007.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and six month periods ended June 30, 2008 and June 30, 2007:

Sales by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Knee Products	$20,475	46.9%	$16,862	53.4%	$38,991	46.7%	$32,594	53.3%
Hip Products	5,659	13.0	5,416	17.2	12,019	14.4	10,920	17.9
Biologics	4,735	10.8	3,925	12.4	9,395	11.3	7,406	12.1
Upper Extremity	3,944	9.0	2,334	7.4	7,632	9.1	3,922	6.4
Other Products	8,882	20.3	3,022	9.6	15,449	18.5	6,313	10.3

Total	$43,695	100.0%	$31,559	100.0%	$83,486	100.0%	$61,155	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2008 - 2007 Inc (decr)		% of Sales
	2008	2007	$	%	2008	2007
Net sales	$43,695	$31,559	12,136	38.5	100.0%	100.0%
Cost of goods sold	16,356	11,760	4,596	39.1	37.4	37.3

Gross profit	27,339	19,799	7,540	38.1	62.6	62.7

Operating expenses:
Sales and marketing	13,233	9,299	3,934	42.3	30.3	29.4
General and administrative	4,307	2,936	1,371	46.7	9.8	9.3
Research and development	2,391	2,011	380	18.9	5.5	6.4
Impairment loss	—	1,519	(1,519)	(100.0)	—	4.8
Depreciation and amortization	1,886	1,533	353	23.0	4.3	4.9

Total operating expenses	21,817	17,298	4,519	26.1	49.9	54.8

Income from operations	5,522	2,501	3,021	120.8	12.7	7.9
Other (expenses) income, net	(302)	(289)	(13)	(4.5)	(0.7)	(0.9)

Income before taxes	5,220	2,212	3,008	136.0	12.0	7.0
Provision for income taxes	2,178	692	1,486	214.7	5.0	2.2

Income before equity in net loss of other investments	3,042	1,520	1,522	100.1	7.0	4.8
Equity in net loss of other investments	—	(107)	107	(100.0)	—	(0.3)

Net income	$3,042	$1,413	1,629	115.3	7.0	4.5

	Six Months Ended June 30,		2008 - 2007 Inc (decr)		% of Sales
	2008	2007	$	%	2008	2007
Net sales	$83,486	$61,155	22,331	36.5	100.0%	100.0%
Cost of goods sold	31,122	22,621	8,501	37.6	37.3	37.0

Gross profit	52,364	38,534	13,830	35.9	62.7	63.0

Operating expenses:
Sales and marketing	25,568	18,415	7,153	38.8	30.6	30.1
General and administrative	8,245	5,906	2,339	39.6	9.9	9.6
Research and development	4,942	3,710	1,232	33.2	5.9	6.1
Impairment loss	—	1,519	(1,519)	(100.0)	—	2.5
Depreciation and amortization	3,612	3,015	597	19.8	4.3	4.9

Total operating expenses	42,367	32,565	9,802	30.1	50.7	53.2

Income from operations	9,997	5,969	4,028	67.5	12.0	9.8
Other (expenses) income, net	(163)	(661)	498	(75.3)	(0.2)	(1.1)

Income before taxes	9,834	5,308	4,526	85.3	11.8	8.7
Provision for income taxes	3,890	1,836	2,054	111.9	4.7	3.0

Income before equity in net loss of other investments	5,944	3,472	2,472	71.2	7.1	5.7
Equity in net loss of other investments	(98)	(179)	81	(45.3)	(0.1)	(0.3)

Net income	$5,846	$3,293	2,553	77.5	7.0	5.4

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Sales

For the quarter ended June 30, 2008, total sales increased 38% to $43.7 from $31.6 million in the comparable quarter ended June 30, 2007. We experienced organic sales growth, excluding our acquisitions and distribution terminations, of 28%. Sales of knee implant products increased 21% during the quarter ended June 30, 2008 to $20.5 million from $16.9 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating bearing platform components. Hip implant sales of $5.7 million during the quarter ended June 30, 2008 increased 4% over the $5.4 million in sales during the quarter ended June 30, 2007, primarily due to the continued momentum of our Novation® hip system that was partially offset by the termination of a distribution agreement. Sales from biologics increased 21% during the quarter ended June 30, 2008 to $4.7 million, up from $3.9 million in the comparable quarter in 2007, due to growth contributions from our Optecure™ service and the Accelerate™ platelet concentrating system. Sales of our upper extremity products were up 69% to $3.9 million as compared to $2.3 million for the same period in 2007, as we continued to gain market acceptance with our Equinoxe® shoulder system including the reverse shoulder product that was introduced during 2007. Sales of all other products increased to $8.9 million as compared to $3.0 million in the same quarter last year, which includes $1.9 million in spine sales from the recent spine acquisition, $2.5 million from other products of our French distributor, and from increased sales of InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 24% to $28.8 million, or 66% of total sales, during the quarter ended June 30, 2008, up from $23.3 million, which represented 74% of total sales, in the comparable quarter last year. Internationally, we continue to benefit from the expansion of the distribution of our products in Europe as total international sales increased 79% to $14.9 million, representing 34% of total sales, for the quarter ended June 30, 2008, as compared to $8.3 million, which was 26% of total sales, for the same quarter in 2007.

For the six months ended June 30, 2008, total sales increased 37% to $83.5 from $61.2 million in the comparable six months ended June 30, 2007. Sales of knee implant products increased 20% during the six months ended June 30, 2008 to $39.0 million from $32.6 million in the same period last year, primarily due to line extensions to our Optetrak® knee system. Hip implant sales of $12.0 million during the six months ended June 30, 2008 increased 10% over the $10.9 million in sales during the six months ended June 30, 2007, as our Novation® hip system continued its momentum. Biologic service revenues increased 27% during the six months ended June 30, 2008 to $9.4 million, up from $7.4 million in the comparable period in 2007, due to growth contributions from our Optecure™ service and the Accelerate™ platelet concentrating system. Sales of our upper extremity products were up 95% to $7.6 million as compared to $3.9 million for the same period in 2007, as we continued to gain market acceptance with our Equinoxe® shoulder system with the reverse shoulder product that was introduced during 2007 leading the growth. Sales of all other products increased to $15.4 million as compared to $6.3 million in the same six month period last year, which includes $3.9 million in spine sales from Exactech Spine, $2.5 million from other products of our French distributor, and from increased sales of InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 24% to $57.1 million, or 68% of total sales, during the six months ended June 30, 2008, up from $46.0 million, which represented 75% of total sales, in the comparable six months last year. Internationally, we continue to benefit from the expansion of the distribution of our products in Europe as total international sales increased 74% to $26.4 million, representing 32% of total sales, for the six months ended June 30, 2008, as compared to $15.2 million, which was 25% of total sales, for the same period in 2007.

Gross Profit

Gross profit increased 38% to $27.3 million in the quarter ended June 30, 2008 from $19.8 million in the quarter ended June 30, 2007. As a percentage of sales, gross profit decreased slightly to 62.6% during the quarter ended June 30, 2008 as compared to 62.7% in the quarter ended June 30, 2007, primarily due to the shift to more international business, which entails lower margins, which was offset by expanded internal manufacturing volumes. Looking forward, we expect gross profit, as a percentage of sales, to be modestly lower on a comparative quarter basis due to the larger expected mix of international business.

Gross profit increased 36% to $52.4 million in the six months ended June 30, 2008 from $38.5 million in the six months ended June 30, 2007. As a percentage of sales, gross profit decreased to 62.7% during the six months ended June 30, 2008 as compared to 63.0% in the six months ended June 30, 2007, primarily due to the shift to more international business, which carry lower margins

Operating Expenses

Total operating expenses increased 26% to $21.8 million in the quarter ended June 30, 2008 from $17.3 million in the quarter ended June 30, 2007. As a percentage of sales, total operating expenses decreased to 50% from 55% for the same quarter of 2007. Total operating expenses for the six months ended June 30, 2008 increased 30% to $42.4 million from $32.6 million in the six months ended June 30, 2007. As a percentage of sales, total operating expenses during the first six months of 2008 decreased to 51% from 53% for the same six months of 2007. The differential of 5% and 2% in the operating expenses as a percent of sales for both the three and six month periods, respectively, was primarily due to the $1.5 million impairment charge taken against intangible assets in June 2007. The increase in operating expenses is due to the increases in variable expenses due to the growth in sales experienced across all of our product lines, higher legal expenses, and additional expenses from our two acquisitions.

Sales and marketing expenses, the largest component of total operating expenses, increased 42% for the quarter ended June 30, 2008 to $13.2 million from $9.3 million in the same quarter last year, as a result of additional marketing support for recently launched products and from our two new distribution centers resulting from acquisitions, As a percentage of sales, sales and marketing expenses increased to 30% from 29%, for the quarters ended June 30, 2008 and 2007, respectively. Sales and marketing expenses increased 39% for the six months ended June 30, 2008 to $25.6 million from $18.4 million in the same six months last year, as a result of additional marketing support for recently launched products and from our two new distribution centers resulting from acquisitions. Sales and marketing expenses as a percent of sales also increased to 31% for the six months ended June 30, 2008 as compared to 30%, for the same period of 2007. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 30% to 32% to support new product launches and our expanded distribution capacity.

General and administrative expenses increased 47% to $4.3 million in the quarter ended June 30, 2008 from $2.9 million in the quarter ended June 30, 2007, which included additional legal fees that we experienced during the quarter and the consolidated expenses of Exactech Spine. As a percentage of sales, general and administrative expenses increased slightly to 10% for the quarter ended June 30, 2008, as compared to 9% in the quarter ended June 30, 2007. General and administrative expenses increased 40% to $8.2 million in the six months ended June 30, 2008 from $5.9 million in the six months ended June 30, 2007, also due to additional legal fees and the consolidated expenses of Exactech Spine. As a percentage of sales, general and administrative expenses increased slightly to 9.9% for the six months ended June 30, 2008, as compared to 9.6% in the six months ended June 30, 2007. General and administrative expenses for the balance of the year ending December 31, 2008 are expected to be in the range of 9% to 10%, as a percentage of sales, as we expect continued legal expenses associated with various transactions and the DOJ inquiry.

Research and development expenses increased 19% for the quarter ended June 30, 2008 to $2.4 million from $2.0 million in the same quarter last year. Our increase in research and development expenses is primarily associated with the incorporation of development expense from Exactech Spine and expenses from our ongoing clinical study of our rotating bearing knee. As a percentage of sales, research and development expenses decreased to 5.5% for the quarter ended June 30, 2008 from 6.4% for the comparable quarter last year. Research and development expenses increased 33% for the six months ended June 30, 2008 to $4.9 million from $3.7 million in the same period last year. As a percentage of sales, research and development expenses decreased to 5.9% for the six months ended June 30, 2008 from 6.1% for the comparable six months last year. We continue to expect more robust growth rates in research and development expenditures are expected due to increases in study and clinical evaluation expenses as well as increased project costs throughout the remainder of the year, resulting in expenses from 6% to 7% of sales.

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

Depreciation and amortization increased 23% to $1.9 million during the quarter ended June 30, 2008 from $1.5 million in the quarter ended June 30, 2007, primarily as a result of continuing investment in our distribution operations, surgical instrumentation and the consolidation of the operations of Exactech Spine and our French distributor. We placed $2.0 million of surgical instrumentation and $1.3 million of new manufacturing equipment in service during the quarter. As a percentage of sales, depreciation and amortization decreased during the three month period ended June 30, 2008 to 4.3% as compared to 4.9% for the three month period ended June 30, 2007. Depreciation and amortization for the six months ended June 30, 2008 increased 20% to $3.6 million from $3.0 million in the six months ended June 30, 2007, as a result of continuing investment in our distribution operations, surgical instrumentation and the consolidation of the operations of our acquisitions. We placed $4.0 million of surgical instrumentation and $2.6 million of new manufacturing equipment in service during the first six months of the year. As a percentage of sales, depreciation and amortization decreased to 4.3% for the first six months of 2008 as compared to 4.9% for the six month period ended June 30, 2007.

Income from Operations

Our income from operations increased 121% to $5.5 million in the quarter ended June 30, 2008 from $2.5 million in the quarter ended June 30, 2007. As a percent of sales, income from operations increased to 13% for the quarter ended June 30, 2008 as compared to 8% for the same quarter of 2007. Income from operations of $10.0 million for the six months ended June 30, 2008 was an increase of 67% from $6.0 million in the six months ended June 30, 2007. As a percent of sales income from operations increased to 12% for the six months ended June 30, 2008 as compared to 10% for the six months of 2007. As a percentage of sales, the increase for both the three and six month period was primarily a result of the impairment charge of $1.5 million expensed in the second quarter of 2007. Looking forward, we anticipate income from operations to be in the range of 12.5% to 14.0% of sales for the remainder of 2008.

Other Income and Expenses

We had other expenses, net of other income, of $302,000 during the quarter ended June 30, 2008, as compared to $289,000 in the quarter ended June 30, 2007, which included net interest expense of $304,000 and $262,000 for the quarters ended June 30, 2008 and 2007, respectively. Our other expenses net of other income was $163,000 for the six month period ended June 30, 2008 compared to $661,000 for the same period of 2007. The reduction in net other expenses for the first six months of the year was primarily due to a first quarter 2008 before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of France Medica. Included in net other expenses is net interest expense of $596,000 and $613,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net interest expense was a result of a reduction of outstanding balances on borrowings under the line of credit and other long-term debt.

Taxes and Net Income

Income before provision for income taxes increased 136% to $5.2 million in the quarter ended June 30, 2008 from $2.2 million in the quarter ended June 30, 2007, primarily due to the second quarter 2008 impact of the bonus depreciation election on the domestic manufacturer deduction, coupled with the expiration of the tax credit for increasing research activities. The effective tax rate, as a percentage of income before taxes, was 42% for the quarter ended June 30, 2008, as compared to 31% in the quarter ended June 30, 2007. Income before provision for income taxes increased 85% to $9.8 million in the six months ended June 30, 2008 from $5.3 million in the six months ended June 30, 2007. The effective tax rate, as a percentage of income before taxes, was 40% for the six months ended June 30, 2008, as compared to 35% in the six months ended June 30, 2007, due to the impact of reduced domestic manufacturer deduction, expiration of the credit for research, and an increase in our federal marginal tax rate for our estimated full year taxable income. We expect our effective tax rates to range from 38% to 39% for the balance of 2008, contingent on the anticipated renewal of the research tax credit by the end of the year. In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and six months ended June 30, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $3.0 million in the quarter ended June 30, 2008, an increase of 115%, from $1.4 million in the quarter ended June 30, 2007. As a percentage of sales, net income increased to 7% for the quarter ended June 30, 2008, as compared to 4% for the same quarter in 2007. Earnings per share, on a diluted basis, increased to $0.24 for quarter ended June 30, 2008, from $0.12 for the quarter ended June 30, 2007. We had net income of $5.8 million in the six months ended June 30, 2008, an increase of 78% from $3.3 million in the six months ended June 30, 2007. As a percentage of sales, net income increased to 7% for the six months ended June 30, 2008 as compared to 5% for the same period in 2007. Earnings per share, on a diluted basis, increased to $0.47 from $0.28 for the six months ended June 30, 2007.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At June 30, 2008, we had working capital of $69.9 million, an increase of 30% from $53.7 million at the end of 2007. Working capital in 2008 increased primarily as a result of higher accounts receivable and inventory balances partially due to our two acquisitions and from our increased sales. We experienced overall increases in our current assets and liabilities due to our acquisition of Exactech Spine and France Medica. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See later in this Management’s Discussion and Analysis for further discussion on our recent common stock offering and the new revolving line of credit.

Operating Activities - Operating activities provided net cash of $1.4 million in the six months ended June 30, 2008, as compared to net cash from operations of $9.4 million during the six months ended June 30, 2007. A primary contributor to this change related to additional accounts receivable and inventory as a result of our increased sales, as compared to the prior year. Our allowance for doubtful accounts and sales returns increased to $948,000 at June 30, 2008 from $663,000 at December 31, 2007 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 61 for the six months ended June 30, 2008 from a ratio of 59 for the six months ended June 30, 2007. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. Increases in inventory used cash of $4.8 million during the first half of 2008, compared to net cash provided of $2.7 million during the same period ended June 30, 2007. The increase in accounts payable for the six months ended June 30, 2008 provided aggregate net cash of $1.4 million, in contrast to net cash provided of $2.4 million for the six months ended June 30, 2007.

Investing Activities - Investing activities used net cash of $18.7 million in the six months ended June 30, 2008, as compared to $6.7 million in the six months ended June 30, 2007. The increase was due to our net cash outlay of $10.2 million for our two acquisitions during the first six months of 2008, $1.2 million investment in a license technology, and $7.1 million in purchases of surgical instrumentation and other property and equipment.

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica, for the purchase of 100% of the shares of France Medica. France Medica has worked with us as a distributor of Exactech products in France for a number of years. The initial fixed purchase price of 5.2 million euro (“EUR”), or $8.2 million based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, consisted of $6.3 million in cash paid to shareholders, 37,922 shares of Exactech common stock, par value $0.01 per share worth $955,000, and $911,000 in costs incurred for the acquisition. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We acquired cash of $1.2 million.

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. As of June 30, 2008, we recognized a liability of $2.0 million for the minimum 50% due of future supplement payments, and for the portion of the supplemental payment that met the conditional terms and was paid in July 2008, of which $1.8 million was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent purchase price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. The escrow fund for $890,000 is recorded as a long-term asset on our condensed consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The $281,000 will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

We accounted for the acquisition under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of France Medica have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of France Medica have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Pro forma financial information required by SFAS No. 141 has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

As of April 1, 2008, our purchase price of $9.9 million consisted of the initial fixed purchase price of $8.2 million and $1.7 million for the minimum purchase price supplement payable. We acquired assets of $11.4 million, assumed liabilities of $4.3 million. A net deferred tax liability in the amount of $424,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, and recognized $1.7 million of goodwill. We acquired trademarks with an assigned value of $394,000 with a remaining useful life of 5 years, and customer lists with an assigned value of $1.1 million with a remaining useful life of 7 years. We utilized an independent consultant to determine the fair values of the intangible assets. Both intangible assets will be amortized on a straight line basis.

As of the three months ended June 30, 2008, we recognized an additional purchase price supplement liability of $201,000 based on terms of the agreement, and currency translation effect of $16,000 to the purchase price supplement liability, for additional goodwill of $217,000.

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

We acquired assets of $6.6 million, assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $3.9 million was recognized primarily for certain net operating loss carry forwards. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $5.5 million to identifiable intangible assets with definite lives, and recognized $5.8 million of goodwill. We acquired licenses with an assigned value of $2.6 million with a remaining useful life of 10 years, and customer lists with an assigned value of $2.9 million also with a remaining useful life of 10 years. We utilized an independent consultant to determine the fair values of the intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.2 million during the first six months of 2008 and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

New Distribution Subsidiary in Japan

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. (“Exactech Japan”), where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations. During July 2008 Exactech Japan obtained the import registration to allow Exactech Japan to import our products for sale in Japan.

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million EUR at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the three month period ended March 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

Financing Activities - Financing activities provided net cash of $19.6 million in the six months ended June 30, 2008, as compared to $3.9 million in net cash used for the six months ended June 30, 2007. In the first six months of 2008, we received proceeds of $19.2 million from the issuance of common stock, primarily from the public offering discussed below. Proceeds from the exercise of stock options provided cash of $515,000 in the six months ended June 30, 2007. We used the proceeds to fund capital expenditures and acquisitions. During the first six months of 2008, we had net borrowings under our credit line of $1.1 million, as compared to net repayments of $3.7 million for the same six months of 2007. Our commercial debt facilities decreased by $759,000 as a result of repayments during the six months ended June 30, 2008, as compared to $719,000 in the first six months of 2007.

Public Stock Offering

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

On May 8, 2008, we entered into a placement agency agreement with each of Thomas Weisel Partners LLC, Canaccord Adams Inc., Robert W. Baird & Co. Incorporated and Noble Financial Capital Markets (together, the “Placement Agents”), pursuant to which the Placement Agents agreed to act as our placement agents in connection with an offering of 877,391 shares of our common stock (the “Offering”) under the Registration Statement. Subsequently, we consummated the sale to certain institutional investors for 877,391 shares of common stock at a purchase price of $23.00 per share, for an aggregate purchase price of approximately $20.2 million. Net proceeds of the Offering were approximately $18.7 million after deducting the placement agency fees and offering expenses.

Long-term debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, a Georgia banking corporation (“SunTrust”) as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of its debt to EBIDTA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of June 30, 2008, there was $7.1 million outstanding bearing an interest rate of 3.71%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at June 30, 2008 was $1.6 million bearing a variable rate of interest of 1.68%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2008, there was $3.0 million outstanding under this loan bearing a variable rate of interest equal to 3.98%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At June 30, 2008, $204,000 was outstanding under this loan bearing a variable rate of interest equal to 4.23%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2008, $1.9 million was outstanding under this loan bearing a variable rate of interest equal to 5.59%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At June 30, 2008, there was $3.2 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at June 30, 2008.

At June 30, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $22.4 million and outstanding commitments for the purchase of capital equipment of $775,000. Purchases under our distribution agreements were $4.2 million during the six months ended June 30, 2008.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the outcome of the department of justice inquiry, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2007 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $4,000 for the remainder of 2008. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2008, and the weighted average interest rates are those experienced during the year to date ended June 30, 2008 (in thousands, except percentages):

	2008	2009	2010	2011	Thereafter	Total
Cash and cash equivalents
Overnight repurchase account at variable interest rate	$1,553	$—	$—	$—	$—	$1,553
Weighted average interest rate	0.5%

Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$800	$1,600
Weighted average interest rate	2.3%
Commercial construction loan at variable interest rate	105	210	210	210	2,305	3,040
Weighted average interest rate	4.6%
Commercial equipment loan at variable interest rate	153	51	—	—	—	204
Weighted average interest rate	4.9%
Commercial equipment loan at variable interest rate	297	594	594	446	—	1,931
Weighted average interest rate	5.8%
Commercial real estate loan at fixed rate swap	171	360	386	412	1,847	3,176
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	—	—	—	7,100	7,100
Weighted average interest rate	3.7%

We invoice and receive payment from international distributors in U. S. dollars and are not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the three and six months ended June 30, 2008 and 2007, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2008; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for the second three months of 2008 were

$2,000 as compared to losses of $27,000 during the same period in 2007. Foreign currency transaction losses for the first six months of 2008 were $52,000 as compared to $48,000 during the same period in 2007, primarily due to the strength of the EUR as compared to the U.S. dollar for much of the period. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting identified during the quarter ended March 31, 2008 as discussed below. During the review for the period ended June 30, 2008, there were not any additional controls that were deemed to not be effective other than outlined below and the Company is currently in the process of updating process and procedures related to the controls below that are expected to be remediated and tested prior to December 31, 2008.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

Other than as discussed below, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

Management is in process of developing and implementing enhanced internal controls surrounding business combinations (mergers and acquisitions) including, but not limited to, improvements to existing income tax planning processes, additional staff training, and consultation requirements with outside subject matter experts. During the remainder of fiscal 2008, we intend to continually improve our internal controls and procedures by hiring additional employees or consultants, as needed. The actions that we have undertaken are subject to continued management review supported by the oversight of the Audit Committee.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. While we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of this remediation effort will not be known until we can test those controls in connection with the management tests of internal controls over financial reporting that we will perform as of December 31, 2008.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

As previously disclosed, during December 2007, we received a grand jury subpoena from the US Department of Justice (“DOJ”) through the US Attorney for the District of New Jersey. The subpoena requested all documents dating from January 1, 1998 though the present related to consulting and professional services agreements between Exactech and other medical professionals associated with hip and/or knee joint replacement surgical procedures and devices. We believe the subpoena is related to an investigation conducted by the DOJ with respect to the use of such agreements and arrangements by orthopaedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement (the “Agreement”) with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association (“AAA”) seeking to clarify our rights under the Agreement. The full hearing is scheduled to be conducted during the second half of 2008.

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

Item 1A.	Risk Factors

You should carefully consider the risks described in Part II, Item 1A, of our quarterly report on Form 10-Q for the period ended March 31, 2008 and the risk described below, together with all of the other information in this quarterly report on Form 10-Q. The risks described in our Forms 10-Q for 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the described risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

We are dependent on third-party technology, the loss of which would harm our business.

We rely on third parties to gain access to technologies that are used in our current products and in products under development. Consequently, we must rely upon these third parties to develop, to introduce and maintain technologies which continue to enhance our current products and enable us, in turn, to develop our own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the orthopedic industry. In many cases, our purchases from the technology supplier are accomplished by submission of purchase orders. Accordingly, we do not obtain a contractual agreement with the technology supplier and, accordingly, we do not have guaranteed access to the technology for the intended lifecycle of the product which incorporates that technology. Additionally, these technology suppliers may go out of business or may be subject to injunctions or natural disasters which prevent them from being able to supply that technology to us in the future. Additionally, the technology may evolve due to changes in industry standards or changes in the market, and due to the lack of contractual agreements with the technology suppliers, we may not have access to the evolved technology in the future. Were we to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to us under reasonable terms and conditions, our business and results of operations would be materially and adversely affected.

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, we estimate that it would take us from approximately 18 to 24 months to reeingineer and reintroduce a product if we lost our existing licenses to certain technologies used in some of our products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 15, 2008.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated April 11, 2008, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i)	The election of three members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
William B. Locander	10,894,004	157,277
James G. Binch	10,893,704	157,577
David Petty	10,197,793	853,488

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)

3.2	Company’s Bylaws (1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 7, 2008	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), and Chairman of the Board

Date: August 7, 2008	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer