Form 10-Q
period 2008-09-30
EXACTECH INC
filed 2008-11-07
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”,”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $.01 par value	12,693,417

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30,	(audited) December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,863	$2,038
Accounts receivable, net of allowances of $1,197 and $663	32,006	23,106
Prepaid expenses and other assets, net	1,970	1,185
Income taxes receivable	1,337	27
Inventories	58,640	44,201
Deferred tax assets	449	306

Total current assets	98,265	70,863

PROPERTY AND EQUIPMENT:
Land	1,234	1,140
Machinery and equipment	20,941	17,364
Surgical instruments	36,139	29,165
Furniture and fixtures	2,695	2,366
Facilities	13,549	12,312
Projects in process	1,395	609

Total property and equipment	75,953	62,956
Accumulated depreciation	(30,968)	(26,649)

Net property and equipment	44,985	36,307

OTHER ASSETS:
Notes receivable – related party	—	4,394
Deferred financing and deposits, net	2,069	1,041
Other investments	1,172	(37)
Product licenses and designs, net	7,703	1,355
Patents and trademarks, net	2,334	2,184
Goodwill	7,893	352

Total other assets	21,171	9,289

TOTAL ASSETS	$164,421	$116,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,582	$9,423
Income taxes payable	—	103
Accrued expenses and other liabilities	5,831	5,995
License fee payable	1,233	—
Current portion of long-term debt	1,485	1,646

Total current liabilities	23,131	17,167
LONG-TERM LIABILITIES:
Deferred tax liabilities	1,996	2,505
Line of credit	12,423	—
Long-term debt, net of current portion	8,104	9,025
Other long-term liabilities	680	124

Total long-term liabilities	23,203	11,654

Total liabilities	46,334	28,821
SHAREHOLDERS’ EQUITY:
Common stock	127	116
Additional paid-in capital	50,603	27,388
Accumulated other comprehensive loss, net of tax	(817)	(57)
Retained earnings	68,174	60,191

Total shareholders’ equity	118,087	87,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164,421	$116,459

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2008	2007	2008	2007
NET SALES	$37,934	$29,985	$121,420	$91,140

COST OF GOODS SOLD	13,708	10,056	44,830	32,677

Gross profit	24,226	19,929	76,590	58,463

OPERATING EXPENSES:
Sales and marketing	11,775	9,826	37,343	28,241
General and administrative	4,630	2,405	12,875	8,311
Research and development	2,086	2,037	7,028	5,747
Impairment loss	—	—	—	1,519
Depreciation and amortization	1,800	1,476	5,412	4,491

Total operating expenses	20,291	15,744	62,658	48,309

INCOME FROM OPERATIONS	3,935	4,185	13,932	10,154

OTHER INCOME (EXPENSE):
Interest income	6	98	9	252
Other income	—	—	485	—
Interest expense	(210)	(330)	(809)	(1,097)
Foreign currency exchange loss	(23)	(4)	(75)	(52)

Total other expenses	(227)	(236)	(390)	(897)

INCOME BEFORE INCOME TAXES	3,708	3,949	13,542	9,257

PROVISION FOR INCOME TAXES	1,571	1,351	5,461	3,187

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,137	2,598	8,081	6,070

EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	(113)	(98)	(292)

NET INCOME	$2,137	$2,485	$7,983	$5,778

BASIC EARNINGS PER SHARE	$0.17	$0.22	$0.65	$0.50

DILUTED EARNINGS PER SHARE	$0.16	$0.21	$0.63	$0.49

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638
Exercise of stock options	60	1	629	—	—	630
Issuance of common stock for acquisitions	114	1	2,540	—	—	2,541
Issuance of common stock in public offering	877	9	18,668	—	—	18,677
Issuance of common stock under the Company’s Employee Stock Purchase Plan	21	—	364	—	—	364
Compensation cost of stock options	—	—	797	—	—	797
Tax benefit from exercise of stock awards	—	—	217	—	—	217
Comprehensive Income (loss):
Net income	—	—	—	7,983	—	7,983
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(6)	(6)
Change in currency translation	—	—	—	—	(754)	(754)

Other comprehensive loss						(760)

Comprehensive income						7,223

Balance, September 30, 2008	12,683	$127	$50,603	$68,174	$(817)	$118,087

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$7,983	$5,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	306	245
Inventory impairment	1,613	633
Depreciation and amortization	6,090	5,035
Restricted common stock issued for services	—	52
Compensation cost of stock awards	797	376
Tax benefit from exercise of stock options	217	64
Excess tax benefit from exercise of stock options	(217)	(36)
Loss on disposal of equipment	182	32
Loss on impairment	—	1,519
Forward currency option gain	(485)	—
Foreign currency exchange loss	75	52
Equity in net loss of other investments	98	292
Deferred income taxes	2,434	(481)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,543)	(4,169)
Prepaids and other assets	(1,305)	(73)
Inventories	(9,479)	(28)
Accounts payable	1,409	5,107
Income taxes payable/receivable	(540)	370
Accrued expense & other liabilities	(3,180)	1,190

Net cash provided by operating activities	2,455	15,958

INVESTING ACTIVITIES:
Notes receivable issued to related party	—	(1,490)
Purchases of property and equipment	(12,420)	(8,619)
Purchases of product licenses and designs	(159)	(600)
Investment in license technology	(1,157)	—
Proceeds from investment in forward currency option	609	—
Investment in escrow fund	(823)	—
Acquisitions of subsidiaries, net of cash acquired	(11,585)	—

Net cash used in investing activities	(25,535)	(10,709)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	6,435	(6,028)
Principal payments on debt	(1,121)	(1,071)
Debt issuance costs	(163)	(84)
Excess tax benefit from exercise of stock options	217	36
Proceeds from issuance of common stock	19,671	697

Net cash provided by (used in) financing activities	25,039	(6,450)

Effect of foreign currency translation on cash and cash equivalents	(134)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,825	(1,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,038	2,006

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,863	$805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$705	$1,020
Income taxes	4,095	3,180
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$4,394	$—
Issuance of securities for acquisitions	2,541	—
Purchase price supplement payable	406	—
Cash flow hedge gain, net of tax	(6)	(9)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisitions of Altiva and France Medica. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, and Exactech Japan are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008, the date of acquisition, and all intercompany balances and transactions have been eliminated. France Medica is consolidated for financial reporting purposes as of April 1, 2008, the date of acquisition, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact on our condensed consolidated financial statements. We are currently evaluating the impact the adoption of SFAS 157 for non-financial assets and liabilities will have on our financial condition, results of operations or cash flows.

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

3. CURRENCY TRANSLATION AND HEDGING ACTIVITIES

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi (CNY), our Japanese subsidiary is the Japanese Yen (JPY), and our French subsidiary is the Euro (EUR). The activities of these foreign subsidiaries are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine months ended September 30, 2008, translation losses were $754,000, which were primarily due to the fluctuation in exchange rates and the weakening of the Euro during this third quarter. During the nine months ended September 30, 2007, translation losses were not significant. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income. We recognized currency transaction gains (losses) of $(75,000) and $(52,000) during the nine months ended September 30, 2008 and 2007, respectively.

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

4. INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and nine months ended September 30, 2008 were $351,000 and $1,613,000, respectively. Impairment charges for the three and nine months ended September 30, 2007, were $111,000 and $633,000, respectively. Inventory is also reviewed for the ability to turn over within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of September 30, 2008 and December 31, 2007, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of September 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Raw materials	$13,133	$11,562
Work in process	1,199	962
Finished goods on hand	25,197	17,351
Finished goods on loan	19,111	14,326

Inventory total	$58,640	$44,201

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $406,000 for the minimum 50% due of future supplement payments, of which $208,000 was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of September 30, 2008, the escrow fund for 570,000 EUR is recorded at the translated amount of $823,000, based on the exchange rate as of the end of September of $1.4445 per 1.00 EUR. The escrow will be recorded as a long-term asset on our condensed consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The $281,000 will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. We utilized an independent consultant to determine the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. As part of the agreement, we committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-related product lines. As of December 31, 2007, we had extended to Altiva the principal sum of $4.4 million under this commitment, including interest as of that date at 8.50%. These loans were convertible into shares of Series C Preferred stock of Altiva, at our option, any time between October 29, 2005 and October 28, 2008. We evaluated our investment in Altiva pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46R”) to determine whether to consolidate Altiva, and based upon this analysis, we determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method through January 1, 2008.

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

Included in the other acquisition adjustments are accumulated losses for 2003 through 2007 recognized by us for $1.4 million offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $5.5 million to identifiable intangible assets with definite lives. We acquired licenses with an assigned value of $2.6 million with a remaining useful life of 10 years, and a customer list with an assigned value of $2.9 million also with a remaining useful life of 10 years. We utilized an independent consultant to determine the fair values of the intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

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

6. INCOME TAX

At December 31, 2007, net operating loss carry forwards of our foreign subsidiaries totaled $759,000 which expire beginning 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $242,000 at December 31, 2007; however, a valuation allowance of $242,000 was charged against this deferred tax asset assuming these losses would not be realized. At September 30, 2008, these loss carry forwards of our foreign subsidiaries totaled $746,000, and the deferred tax asset associated with these losses was $233,000. A valuation allowance of $201,000 was charged against this deferred tax asset assuming that these losses will not be fully realized. During the first nine months of 2008, we reassessed the valuation allowance in light of the performance of our subsidiaries during the first nine months and expected results for the full year, and determined that a portion of the losses were realizable. During the nine months ended September 30, 2008, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for depreciation of property and equipment due to the election of bonus depreciation for tax and the acquisitions of Altiva Corporation and France Medica.

In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and nine months ended September 30, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

On January 2, 2008, we completed the acquisition of Altiva Corporation. With the acquisition, we acquired the net operating loss carry forwards of Altiva for U.S. federal and state jurisdictions in an aggregate amount of $30.5 million. A net deferred tax asset in the amount of $3.9 million was recognized on the acquisition date, primarily for certain net operating loss carry forwards that we believe will more-likely-than-not be utilized. At September 30, 2008, these loss carry forwards result in a deferred tax asset of $7.7 million. A valuation allowance of $3.4 million has been charged against this deferred tax asset due to limitations imposed by the various tax regulations on the utilization of these loss carry forwards.

On April 1, 2008, we completed the acquisition of France Medica. With the acquisition, we acquired a net operating loss carry forward of France Medica for French jurisdictions in an aggregate amount of $271,000, with a resulting deferred tax asset of $90,000. At September 30, 2008, this loss carry forward was fully realized to offset net operating income for the full nine months ended September 30, 2008. At September 30, 2008, we recorded a deferred tax liability of $456,000 for book to tax reporting differences.

7. DEBT

Debt consists of the following at September 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (8.05% as of September 30, 2008); proceeds used to finance construction of current facility	$1,600	$1,600

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (4.69% as of September 30, 2008); proceeds used to finance expansion of current facility	2,988	3,145

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (4.93% as of September 30, 2008); proceeds used to finance equipment for facility expansion	127	356

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of September 30, 2008); proceeds used to finance equipment for production facility expansion	1,783	2,228

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,091	3,342

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (3.74% as of September 30, 2008). Proceeds used to fund inventory purchases and acquisitions.	12,423	—

Total debt	22,012	10,671
Less current portion	(1,485)	(1,646)

	$20,527	$9,025

The following is a schedule of debt maturities as of September 30, 2008, for the years ended December 31:

2008	$564
2009	1,415
2010	1,390
2011	1,268
2012	851
Thereafter	16,524

$22,012

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, a Georgia banking corporation (“SunTrust”) as administrative agent and swingline lender and other potential lenders. The current credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding its foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of debt to EBIDTA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

As previously disclosed, during December 2007, we received a grand jury subpoena from the US Department of Justice (“DOJ”) through the US Attorney for the District of New Jersey. The subpoena requested all documents dating from January 1, 1998 through the present related to consulting and professional services agreements between Exactech and other medical professionals associated with hip and/or knee joint replacement surgical procedures and devices. We believe the subpoena is related to an investigation conducted by the DOJ with respect to the use of such agreements and arrangements by orthopaedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement (the “Agreement”) with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association (“AAA”) seeking to clarify our rights under the Agreement. The full hearing was conducted in September of 2008, however we do not expect to hear the conclusion of the arbitration hearing until late fourth quarter of 2008.

Purchase Commitments

At September 30, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.9 million and outstanding commitments for the purchase of capital equipment of $1.3 million. Purchases under our distribution agreements were $6.2 million during the nine months ended September 30, 2008.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.2 million during the first nine months of 2008, and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Total gross long-lived assets and inventory held outside the United States as of September 30, 2008, was $14.4 million. Included in these assets is $4.6 million of assets located at our French distributor, and $6.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip		Biologics	Upper Extremity	Other	Corporate	Total
Three months ended September 30, 2008
Net sales	$16,594	$5,490		$4,715	$4,199	$6,936	$—	$37,934
Segment profit (loss)	2,547	72		387	1,042	(113)	(227)	3,708
Total assets, net	37,562	23,807		4,835	6,894	23,229	68,094	164,421
Capital expenditures	1,918	561		11	802	145	2,002	5,439
Depreciation and Amortization	716	417		52	108	141	606	2,040

2007
Net sales	$14,325	$5,997		$4,228	$2,434	$3,001	$—	$29,985
Segment profit (loss)	2,810	658		125	706	(114)	(236)	3,949
Total assets, net	32,594	22,943		4,862	4,474	7,719	46,842	119,434
Capital expenditures	573	668		22	332	309	1,561	3,465
Depreciation and Amortization	626	380		50	93	86	433	1,668

Nine months ended September 30, 2008
Net sales	$55,585	$17,509		$14,110	$11,831	$22,385	$—	$121,420
Segment profit (loss)	9,160	500		1,307	3,263	(298)	(390)	13,542
Total assets, net	37,562	23,807		4,835	6,894	23,229	68,094	164,421
Capital expenditures	4,326	2,511		13	1,197	576	3,956	12,579
Depreciation and Amortization	2,097	1,254		161	333	414	1,831	6,090

2007
Net sales	$46,919	$16,917		$11,634	$6,356	$9,314	$—	$91,140
Segment profit (loss)	7,933	435	(1)	538	1,811	(563)	(897)	9,257
Total assets, net	32,594	22,943		4,862	4,474	7,719	46,842	119,434
Capital expenditures	2,373	1,483		353	623	572	3,815	9,219
Depreciation and Amortization	1,917	1,159		132	260	241	1,326	5,035

(1)

The segment profit (loss) for the nine month period ended September 30, 2007, for the hip segment includes an asset impairment loss for $1.5 million. See Note 8 for further discussion on the impairment.

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended September 30,	2008	2007	% Inc (Decr)
Domestic sales	$26,335	$24,616	7.0
International sales	11,599	5,369	116.0

Total sales	$37,934	$29,985	26.5

Nine months ended September 30,	2008	2007	% Inc (Decr)
Domestic sales	$83,441	$70,590	18.2
International sales	37,979	20,550	84.8

Total sales	$121,420	$91,140	33.2

10.     SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Net income	$2,137			$2,485

Basic EPS:
Net income available to common shareholders	$2,137	12,672	$0.17	$2,485	11,544	$0.22

Effect of dilutive securities:
Stock options		486			244

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,137	13,158	$0.16	$2,485	11,788	$0.21

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
Net income	$7,983			$5,778

Basic EPS:
Net income available to common shareholders	$7,983	12,191	$0.65	$5,778	11,559	$0.50

Effect of dilutive securities:
Stock options		466			249

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,983	12,657	$0.63	$5,778	11,808	$0.49

For the three months ended September 30, 2008, weighted average options to purchase 15,518 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the three months ended September 30, 2007, weighted average options to purchase 309,570 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

For the nine months ended September 30, 2008, weighted average options to purchase 52,669 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the nine months ended September 30, 2007, weighted average options to purchase 302,997 shares of common stock at exercise prices ranging from $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

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

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of September 30, 2008, there were 351,069 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $797,000 and $376,000 and income tax benefit of $81,000 and $64,000 for the nine months ended September 30, 2008 and 2007, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $30,000 and $44,000, net of taxes, during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, total unrecognized compensation cost related to unvested awards was $898,000 and is expected to be recognized over a weighted-average period of 1.57 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2008 and changes during the nine months is presented below:

	2008
Options	Shares	Weighted Avg Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,209,533	$13.92
Granted	15,000	26.43		—
Exercised	(60,171)	10.47		1,007
Forfeited or Expired	(2,833)	19.43

Outstanding – September 30	1,161,529	$14.24	4.69	$9,350

Exercisable – September 30	878,021	$13.00	4.31	$8,114

Weighted average fair value per share of options vested during the period		$10.28

Weighted average fair value per share of options granted during the period		$10.32

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 15,000 incentive stock options granted during the nine months ended September 30, 2008. There were 5,000 stock options granted to our newly elected non-employee director upon election to the board of directors in May 2007.

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

On December 20, 2006, we issued the first award of 1,674 shares of our common stock to the members of our board of directors that selected the restricted stock awards, and recognized the grant date fair value for the grants of $24,000. The second award of an aggregate of 1,674 shares of common stock was issued January 15, 2007, with a grant date fair value of $24,000. The final award of 1,677 was issued in April 2007, with a grant date fair value of $28,000. We did not grant any restricted stock awards during the first nine months of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 20,523 shares during the nine months ended September 30, 2008 and 21,995 shares during the nine months ended September 30, 2007. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2008 and 2007, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 36 and 31 percent; and risk-free interest rates of 3.3 and 5.1 percent. The weighted-average fair value of those purchase shares granted in 2008 and 2007 was $5.31 and $3.31, respectively. There are 38,336 shares remaining available to purchase under the plan at September 30, 2008.

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

Overview of the Three and Nine Months Ended September 30, 2008

During the quarter ended September 30, 2008, sales increased 27% to $37.9 million from $30.0 million in the comparable quarter ended September 30, 2007, as sales expansion continued. We experienced organic sales growth, excluding our acquisitions and distribution terminations, of 21%. Gross margins decreased to 64% from 66% as a result of a shift in business with a higher mix of international sales that carry a lower gross margin. Operating expenses increased 29% from the quarter ended September 30, 2007, and as a percentage of sales, operating expenses increased from 53% to 54% for the quarter ended September 30, 2008. Operating expenses during the quarter ended September 30, 2008, included $1.2 million in legal and other charges related to a Department of Justice inquiry. Net income for the quarter ended September 30, 2008 decreased 14% and diluted earnings per share were $0.16 as compared to $0.21 last year.

During the nine months ended September 30, 2008, sales increased 33% to $121.4 million from $91.1 million in the comparable nine months ended September 30, 2007, as sales expansion continued across all of our product lines. Gross margins decreased slightly to 63% from 64% as a result of the higher mix of lower gross margin international sales. Operating expenses increased 30% from the nine months ended September 30, 2007, however, as a percentage of sales operating expenses decreased from 53% to 52% for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2008 increased 38% and diluted earnings per share were $0.63 as compared to $0.49 in the first nine months of 2007.

During the nine months ended September 30, 2008, we acquired $12.4 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $2.5 million for the nine months ended September 30, 2008 as compared to a net cash flow from operations of $16.0 million during the nine months ended September 30, 2007.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and nine month periods ended September 30, 2008 and September 30, 2007:

Sales by Product Line

(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Knee Products	$16,594	43.7%	$14,325	47.8%	$55,585	45.8%	$46,919	51.5%
Hip Products	5,490	14.5	5,997	20.0	17,509	14.4	16,917	18.5
Biologics	4,715	12.4	4,228	14.1	14,110	11.6	11,634	12.8
Upper Extremity	4,199	11.1	2,434	8.1	11,831	9.7	6,356	7.0
Other Products	6,936	18.3	3,001	10.0	22,385	18.5	9,314	10.2

Total	$37,934	100.0%	$29,985	100.0%	$121,420	100.0%	$91,140	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2008-2007 Inc (decr)-		% of Sales
	2008	2007	$	%	2008	2007
Net sales	$37,934	$29,985	7,949	26.5	100.0%	100.0%
Cost of goods sold	13,708	10,056	3,652	36.3	36.1	33.5

Gross profit	24,226	19,929	4,297	21.5	63.9	66.5

Operating expenses:
Sales and marketing	11,775	9,826	1,949	19.8	31.1	32.8
General and administrative	4,630	2,405	2,225	92.5	12.2	8.0
Research and development	2,086	2,037	49	2.4	5.5	6.8
Depreciation and amortization	1,800	1,476	324	21.9	4.8	4.9

Total operating expenses	20,291	15,744	4,547	28.8	53.6	52.5

Income from operations	3,935	4,185	(250)	(5.9)	10.3	14.0
Other (expenses) income, net	(227)	(236)	9	(3.8)	(0.6)	(0.8)

Income before taxes	3,708	3,949	(241)	(6.1)	9.7	13.2
Provision for income taxes	1,571	1,351	220	16.2	4.1	4.5

Income before equity in net loss of other investments	2,137	2,598	(461)	(17.7)	5.6	8.7
Equity in net loss of other investments	—	(113)	113	(100.0)	—	(0.4)

Net income	$2,137	$2,485	(348)	(14.0)	5.6	8.3

	Nine Months Ended September 30,		2008 – 2007 Inc (decr)		% of Sales
	2008	2007	$	%	2008	2007
Net sales	$121,420	$91,140	30,280	33.2	100.0%	100.0%
Cost of goods sold	44,830	32,677	12,153	37.2	36.9	35.8

Gross profit	76,590	58,463	18,127	31.0	63.1	64.2
Operating expenses:
Sales and marketing	37,343	28,241	9,102	32.2	30.7	31.0
General and administrative	12,875	8,311	4,564	54.9	10.6	9.1
Research and development	7,028	5,747	1,281	22.2	5.8	6.3
Impairment loss	—	1,519	(1,519)	(100.0)	—	1.7
Depreciation and amortization	5,412	4,491	921	20.5	4.5	4.9

Total operating expenses	62,658	48,309	14,349	29.7	51.6	53.0

Income from operations	13,932	10,154	3,778	37.2	11.5	11.2
Other (expenses) income, net	(390)	(897)	507	(56.5)	(0.3)	(1.0)

Income before taxes	13,542	9,257	4,285	46.2	11.2	10.2
Provision for income taxes	5,461	3,187	2,274	71.3	4.5	3.5

Income before equity in net loss of other investments	8,081	6,070	2,011	33.1	6.7	6.7
Equity in net loss of other investments	(98)	(292)	194	(66.4)	(0.1)	(0.3)

Net income	$7,983	$5,778	2,205	38.1	6.6	6.4

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Sales

For the quarter ended September 30, 2008, total sales increased 27% to $37.9 from $30.0 million in the comparable quarter ended September 30, 2007. We experienced organic sales growth, excluding our acquisitions and distribution terminations, of 21%. Sales of knee implant products increased 16% during the quarter ended September 30, 2008 to $16.6 million from $14.3 million in the same quarter last year, primarily due to the contribution of our line extensions to our Optetrak® knee system, including hi-flex, asymmetric and rotating bearing platform components. Hip implant sales of $5.5 million during the quarter ended September 30, 2008 decreased 8% from the $6.0 million in sales during the quarter ended September 30, 2007, primarily due to the termination of a distribution agreement during 2007. Organic sales growth for hip implants, excluding the distribution termination, was 8%, which was attributed to the continued growth of our Novation® hip system. Revenues from biologics increased 12% during the quarter ended September 30, 2008 to $4.7 million, up from $4.2 million in the comparable quarter in 2007, due to growth contributions from our Optecure™ service and the Accelerate™ platelet concentrating system. Sales of our upper extremity products were up 73% to $4.2 million as compared to $2.4 million for the same period in 2007, as we continued to gain market acceptance with our Equinoxe® shoulder system, including the reverse shoulder product that was introduced during 2007. Sales of all other products increased to $6.9 million as compared to $3.0 million in the same quarter last year, which includes $1.4 million in spine sales from the recent spine acquisition, $2.1 million from other products of our French distributor, and from increased sales of InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 7% to $26.3 million, or 69% of total sales, during the quarter ended September 30, 2008, up from $24.6 million, which represented 82% of total sales, in the comparable quarter last year. Internationally, we continue to benefit from the expansion of the distribution of our products in Europe and from our French distributor acquisition as total international sales increased 116% to $11.6 million, representing 31% of total sales, for the quarter ended September 30, 2008, as compared to $5.4 million, which was 18% of total sales, for the same quarter in 2007.

For the nine months ended September 30, 2008, total sales increased 33% to $121.4 from $91.1 million in the comparable nine months ended September 30, 2007. Sales of knee implant products increased 18% during the nine months ended September 30, 2008 to $55.6 million from $46.9 million in the same period last year, primarily due to line extensions to our Optetrak® knee system. Hip implant sales of $17.5 million during the nine months ended September 30, 2008 increased 3% over the $16.9 million in sales during the nine months ended September 30, 2007, as our Novation® hip system continued its momentum, which was partially offset by the termination of the distribution agreement. Biologic service revenues increased 21% during the nine months ended September 30, 2008 to $14.1 million, up from $11.6 million in the comparable period in 2007, due to growth contributions from our Optecure™ service and the Accelerate™ platelet concentrating system. Sales of our upper extremity products were up 86% to $11.8 million as compared to $6.4 million for the same period in 2007, as we continued to gain market acceptance with our Equinoxe® shoulder system with the reverse shoulder product introduced during 2007. Sales of all other products increased to $22.4 million as compared to $9.3 million in the same nine month period last year, which includes $5.3 million in spine sales from Exactech Spine, $4.6 million from other products of our French distributor, and from increased sales of InterSpace™ pre-formed antibiotic cement spacers. Domestically, total sales increased 18% to $83.4 million, or 69% of total sales, during the nine months ended September 30, 2008, up from $70.6 million, which represented 77% of total sales, in the comparable nine months last year. Internationally, we continue to benefit from the expansion of the distribution of our products in Europe and from our French distributor acquisition as total international sales increased 85% to $38.0 million, representing 31% of total sales, for the nine months ended September 30, 2008, as compared to $20.6 million, which was 23% of total sales, for the same period in 2007.

Gross Profit

Gross profit increased 22% to $24.2 million in the quarter ended September 30, 2008 from $19.9 million in the quarter ended September 30, 2007. As a percentage of sales, gross profit decreased to 64% during the quarter ended September 30, 2008 as compared to 66% in the quarter ended September 30, 2007, primarily due to the shift to more international business, which entails lower margins. Looking forward, we expect gross profit, as a percentage of sales, to be modestly lower on a comparative quarter basis due to the larger expected mix of international business.

Gross profit increased 31% to $76.6 million in the nine months ended September 30, 2008 from $58.5 million in the nine months ended September 30, 2007. As a percentage of sales, gross profit decreased to 63% during the nine months ended September 30, 2008 as compared to 64% in the nine months ended September 30, 2007, primarily due to the shift to more lower margin international business, which was partially offset by expanded internal manufacturing volumes.

Operating Expenses

Total operating expenses increased 29% to $20.3 million in the quarter ended September 30, 2008 from $15.7 million in the quarter ended September 30, 2007. As a percentage of sales, total operating expenses increased to 54% from 53% for the same quarter of 2007. Total operating expenses for the nine months ended September 30, 2008 increased 30% to $62.7 million from $48.3 million in the nine months ended September 30, 2007. As a percentage of sales, total operating expenses during the first nine months of 2008 decreased to 52% from 53% for the same nine months of 2007. The increase in operating expenses is due to the increases in variable expenses due to the growth in sales experienced across all of our product lines, higher legal expenses, and additional expenses from our two acquisitions.

Sales and marketing expenses, the largest component of total operating expenses, increased 20% for the quarter ended September 30, 2008 to $11.8 million from $9.8 million in the same quarter last year, as a result of additional marketing support for recently launched products and from our two new distribution centers. As a percentage of sales, sales and marketing expenses decreased to 31% from 33%, for the quarters ended September 30, 2008 and 2007, respectively. Sales and marketing expenses increased 32% for the nine months ended September 30, 2008 to $37.3 million from $28.2 million in the same nine months last year, again, as a result of additional marketing support for recently launched products and from our two new distribution centers. Sales and marketing expenses as a percent of sales remained constant at 31% for both the nine month periods ended September 30, 2008 and 2007. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to remain in the range of 30% to 32% to support new product launches and our expanded distribution capacity.

General and administrative expenses increased 93% to $4.6 million in the quarter ended September 30, 2008 from $2.4 million in the quarter ended September 30, 2007, the increase was primarily attributable to $1.2 million in legal and other expenses related to the Department of Justice inquiry. As a percentage of sales, general and administrative expenses increased to 12% for the quarter ended September 30, 2008, as compared to 8% in the quarter ended September 30, 2007. General and administrative expenses increased 55% to $12.9 million in the nine months ended September 30, 2008 from $8.3 million in the nine months ended September 30, 2007, also due to the additional legal fees and the consolidated expenses of Exactech Spine. As a percentage of sales, general and administrative expenses increased to 11% for the nine months ended September 30, 2008, as compared to 9% in the nine months ended September 30, 2007. General and administrative expenses for the fourth quarter ending December 31, 2008 are expected to be in the range of 8% to 10%, as a percentage of sales, excluding continued legal expenses associated with the DOJ inquiry.

Research and development expenses increased 2% for the quarter ended September 30, 2008 to $2.1 million from $2.0 million in the same quarter last year, as we have integrated the research and development team for Exactech Spine and expended less for external development resources. As a percentage of sales, research and development expenses decreased to 5% for the quarter ended September 30, 2008 from 7% for the comparable quarter last year. Research and development expenses increased 22% for the nine months ended September 30, 2008 to $7.0 million from $5.7 million in the same period last year. As a percentage of sales, research and development expenses decreased to 5.8% for the nine months ended September 30, 2008 from 6.3% for the comparable nine months last year. We continue to expect more robust growth rates in research and development expenditures due to increases in study and clinical evaluation expenses as well as increased project costs in the fourth quarter, resulting in expenses from 6% to 7% of sales.

Our operating expenses during the nine month period ended September 30, 2007, include an impairment loss of $1.5 million we recognized during the second quarter of 2007, in association with the impairment of the full carrying value of a license to a patent we hold with Dimicron Corporation. The license is part of a purchase and distribution agreement that we entered into with Dimicron to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization increased 22% to $1.8 million during the quarter ended September 30, 2008 from $1.5 million in the quarter ended September 30, 2007, primarily as a result of continuing investment in our distribution operations, surgical instrumentation and the consolidation of the operations of Exactech Spine and our French distributor. We placed $5.3 million of property and equipment in service during the quarter, including $ 3.4 million of surgical instrumentation. As a percentage of sales, depreciation and amortization decreased during the three month period ended September 30, 2008 to 4.8% as compared to 4.9% for the three month period ended September 30, 2007. Depreciation and amortization for the nine months ended September 30, 2008 increased 21% to $5.4 million from $4.5 million in the nine months ended September 30, 2007, as a result of continuing investment in our distribution operations, surgical instrumentation and the consolidation of the operations of our acquisitions. We placed $7.4 million of surgical instrumentation and $3.5 million of new manufacturing equipment in service during the first nine months of the year. As a percentage of sales, depreciation and amortization decreased to 4.5% for the first nine months of 2008 as compared to 4.9% for the nine month period ended September 30, 2007.

Income from Operations

Our income from operations decreased 6% to $3.9 million in the quarter ended September 30, 2008 from $4.2 million in the quarter ended September 30, 2007. As a percent of sales, income from operations decreased to 10% for the quarter ended September 30, 2008 as compared to 14% for the same quarter of 2007. The reduction to the quarterly income from operations was primarily due to the $1.2 million of additional expenses incurred in relation to the DOJ inquiry. Excluding those expenses, income from operations increased 23%. Income from operations of $13.9 million for the nine months ended September 30, 2008 was an increase of 37% from $10.2 million in the nine months ended September 30, 2007. As a percent of sales, income from operations increased to 11.5% for the nine months ended September 30,

2008, as compared to 11.2% for the nine months of 2007. Looking forward, we anticipate income from operations to be in the range of 12.5% to 13.5% of sales for the fourth quarter of 2008 exclusive of DOJ inquiry expenses.

Other Income and Expenses

We had other expenses, net of other income, of $227,000 during the quarter ended September 30, 2008, as compared to $236,000 in the quarter ended September 30, 2007, which included net interest expense of $204,000 and $232,000 for the quarters ended September 30, 2008 and 2007, respectively. Our other expenses net of other income was $390,000 for the nine month period ended September 30, 2008 compared to $897,000 for the same period of 2007. The reduction in net other expenses for the first nine months of the year was primarily due to a first quarter 2008 before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of our French distributor. Included in net other expenses is net interest expense of $800,000 and $845,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net interest expense was a result of a reduction of outstanding balances on borrowings under the line of credit and other long-term debt.

Taxes and Net Income

Income before provision for income taxes decreased 6% to $3.7 million in the quarter ended September 30, 2008 from $3.9 million in the quarter ended September 30, 2007, primarily due to the $1.2 million in DOJ inquiry expenses. The effective tax rate, as a percentage of income before taxes, was 42% for the quarter ended September 30, 2008, as compared to 34% in the quarter ended September 30, 2007, primarily due to the expiration of the credit for research and development through the first nine months of 2008. Income before provision for income taxes increased 46% to $13.5 million in the nine months ended September 30, 2008 from $9.3 million in the nine months ended September 30, 2007. The effective tax rate, as a percentage of income before taxes, was 40% for the nine months ended September 30, 2008, as compared to 34% in the nine months ended September 30, 2007, due to the impact of reduced domestic manufacturer deduction, and expiration of the credit for research. We expect our effective tax rates to range from 38% to 39% for the fourth quarter of 2008, based on the renewal of the research tax credit in the fourth quarter. In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and nine months ended September 30, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.1 million in the quarter ended September 30, 2008, a decrease of 14%, from $2.5 million in the quarter ended September 30, 2007. As a percentage of sales, net income decreased to 6% for the quarter ended September 30, 2008, as compared to 8% for the same quarter in 2007. Earnings per share, on a diluted basis, decreased to $0.16 for the quarter ended September 30, 2008, from $0.21 for the quarter ended September 30, 2007. The reduction in net income for the quarter was a result of the legal and other charges related to the DOJ inquiry. We had net income of $8.0 million in the nine months ended September 30, 2008, an increase of 38% from $5.8 million in the nine months ended September 30, 2007. As a percentage of sales, net income increased to 7% for the nine months ended September 30, 2008 as compared to 6% for the same period in 2007. Earnings per share, on a diluted basis, increased to $0.63 from $0.49 for the nine months ended September 30, 2007.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry, less the tax effect of the charges. Because the DOJ inquiry is a unique event, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this unusual component included in GAAP financial measures.

Excluding the impact of the pre-tax expenses of $1.2 million for the DOJ inquiry recognized during this third quarter of 2008, net income for the three months ended September 30, 2008, increased 15% to $2.9 million, as compared to net income of $2.5 million for the same three months of 2007. Adjusted diluted earnings per share for the three months of 2008 increased to $0.22 as compared to diluted earnings per share of $.21 for the three months of 2007.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts), as well as comparative nine month non-GAAP financial measures eliminating DOJ related expenses for the nine months ended September 30, 2008 and elimination of the asset impairment charge taken during the nine months ended September 30, 2007:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2008	2007	2008	2007
Net Income	$2,137	$2,485	$7,983	$5,778
Adjustments for DOJ inquiry expenses and asset impairment charges:
DOJ inquiry expenses, pre-tax	1,205	—	2,214	—
Impairment loss, pre-tax			—	1,519
Income tax benefit	477	—	877	542

	728	—	1,337	977

Adjusted net income - excluding DOJ related expenses and asset impairment charges	$2,865	$2,485	$9,320	$6,755

Diluted earnings per share	$0.16	$0.21	$0.63	$0.49
Adjustment of DOJ and asset impairment related expenses, net	0.06	—	0.11	0.08

Adjusted diluted earnings per share	$0.22	$0.21	$0.74	$0.57

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At September 30, 2008, we had working capital of $75.1 million, an increase of 40% from $53.7 million at the end of 2007. Working capital in 2008 increased primarily as a result of higher accounts receivable and inventory balances partially due to our two acquisitions and from our increased sales. We experienced overall increases in our current assets and liabilities due to our acquisition of Exactech Spine and our French distributor. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See later in this Management’s Discussion and Analysis for further discussion on our recent common stock offering and the new revolving line of credit.

Operating Activities - Operating activities provided net cash of $2.5 million in the nine months ended September 30, 2008, as compared to net cash from operations of $16.0 million during the nine months ended September 30, 2007. A primary contributor to this change related to additional inventory, which used cash of $9.5 million during the first nine months of 2008, compared to net cash used of $28,000 during the same period ended September 30, 2007. Accounts receivable increased as a result of our sales growth and our allowance for doubtful accounts and sales returns increased to $1,197,000 at September 30, 2008 from $663,000 at December 31, 2007 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 61 for the nine months ended September 30, 2008 from a ratio of 58 for the nine months ended September 30, 2007. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase proportionately with sales growth. The increase in accounts payable for the nine months ended September 30, 2008 provided aggregate net cash of $1.4 million, in contrast to net cash provided of $5.1 million for the nine months ended September 30, 2007.

Investing Activities - Investing activities used net cash of $25.5 million in the nine months ended September 30, 2008, as compared to $10.7 million in the nine months ended September 30, 2007. The increase was due to our net cash outlay of $11.6 million for our two acquisitions during the first nine months of 2008, $1.2 million investment in a license technology, and $12.4 million in purchases of surgical instrumentation and other property and equipment.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $406,000 for the minimum 50% due of future supplement payments, of which $208,000 was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent purchase price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of September 30, 2008, the escrow fund for 570,000 EUR is recorded at the translated amount of $823,000, based on the exchange rate as of the end of September of $1.4445 per 1.00 EUR. The escrow will be recorded as a long-term asset on our condensed consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The $281,000 will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.2 million during the first nine months of 2008 and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Financing Activities - Financing activities provided net cash of $25.0 million in the nine months ended September 30, 2008, as compared to $6.5 million in net cash used for the nine months ended September 30, 2007. In the first nine months of 2008, we received proceeds of $19.7 million from the issuance of common stock, of which $18.7 million was from the public offering discussed below, and $630,000 was from proceeds upon exercise of stock options. Comparatively, proceeds from the exercise of stock options provided cash of $697,000 in the nine months ended September 30, 2007. We used the proceeds to fund capital expenditures and acquisitions. During the first nine months of 2008, we had net borrowings under our credit line of $6.4 million, as compared to net repayments of $6.0 million for the same nine months of 2007. Our commercial debt facilities decreased by $1.1 million as a result of repayments during the nine months ended September 30, 2008, as compared to $1.1 million in the first nine months of 2007.

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

Long-term debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, a Georgia banking corporation (“SunTrust”) as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of its debt to EBIDTA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of September 30, 2008, there was $12.4 million outstanding under the new revolving line of credit bearing an interest rate of 3.74%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance due under the bond at September 30, 2008 was $1.6 million bearing a variable rate of interest of 8.05%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2008, there was $3.0 million outstanding under this loan bearing a variable rate of interest equal to 4.69%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At September 30, 2008, $127,000 was outstanding under this loan bearing a variable rate of interest equal to 4.93%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At September 30, 2008, $1.8 million was outstanding under this loan bearing a variable rate of interest equal to 5.59%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At September 30, 2008, there was $3.1 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures and dividends in addition to other restrictions. We were in compliance with such covenants at September 30, 2008.

At September 30, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.9 million and outstanding commitments for the purchase of capital equipment of $1.3 million. Purchases under our distribution agreements were $6.2 million during the nine months ended September 30, 2008.

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

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $4,000 for the remainder of 2008. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2008, and the weighted average interest rates are those experienced during the year to date ended September 30, 2008 (in thousands, except percentages):

	2008	2009	2010	2011	Thereafter	Total
Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$800	$1,600
Weighted average interest rate	2.4%

Commercial construction loan at variable interest rate	53	210	210	210	2,305	2,988
Weighted average interest rate	4.5%

Commercial equipment loan at variable interest rate	76	51	—	—	—	127
Weighted average interest rate	4.7%

Commercial equipment loan at variable interest rate	149	594	594	446	—	1,783
Weighted average interest rate	5.7%

Commercial real estate loan at fixed rate swap	86	360	386	412	1,847	3,091
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	—	12,423	12,423
Weighted average interest rate	3.7%

We invoice and receive payment from international distributors in U. S. dollars and are not subject to risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine months ended September 30, 2008, translation losses were $754,000, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR during this third quarter. During the nine months ended September 30, 2007, translation losses were not significant. We will continue to experience translation gains and losses during the year ending December 31, 2008.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the three months ended September 30, 2008 were $23,000 as compared to losses of $4,000 during the same period in 2007. Foreign currency transaction losses for the first nine months of 2008 were $75,000 as compared to $52,000 during the same period in 2007, primarily due to the strength of the EUR as compared to the U.S. dollar for much of the period. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting identified during the quarter ended March 31, 2008 as discussed below. During the review for the period ended September 30, 2008, there were not any additional controls that were deemed to not be effective other than outlined below and the Company is currently in the process of updating process and procedures related to the controls below that are expected to be remediated and tested prior to December 31, 2008.

As a result of the Company’s significant growth and initiative to acquire businesses during 2008, there has been a significant strain on internal resources impacting the design and effectiveness of certain internal control processes. During the course of preparing our Condensed Consolidated Financial Statements for the quarter ended March 31, 2008 and accounting for our acquisition of Altiva Corporation, management identified a material weakness in the design and effectiveness of our process to account for business combinations. We have taken steps to remediate this material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

Other than as discussed below, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2008 and December 31, 2007, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement (the “Agreement”) with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association (“AAA”) seeking to clarify our rights under the Agreement. The full hearing was conducted in September of 2008, however we do not expect to hear the conclusion of the arbitration hearing until late fourth quarter of 2008.

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

You should carefully consider the risks described in Part II, Item 1A, of our quarterly reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 and the risk described below, together with all of the other information in this quarterly report on Form 10-Q. The risks described in our Forms 10-Q for 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the described risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

If the world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments and our ability to grow our business; each could adversely affect a registrant’s results of operations, cash flows and financial condition.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered debt, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under this credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating discretionary uses of cash.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely impact our results of operations, cash flows and financial position.

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

Exactech, Inc.

Date: November 7, 2008	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), and
Chairman of the Board

Date: November 7, 2008	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer