Form 10-K
period 2008-12-31
EXACTECH INC
filed 2009-03-13
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(352) 377-1140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	NASDAQ Global Market
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

Yes ☐ No ☒

As of March 9, 2009, the number of shares of the registrant’s Common Stock outstanding was 12,721,552. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2008 was approximately $205,651,000 based on a closing sale price of $25.71 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. These and other risks are detailed in this report, in the documents that we incorporate by reference into this report and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this report to reflect future events or circumstances; except to the extent required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors. Except where the context otherwise requires, the terms “the Company”, “Exactech”, “we”, “our”, or “us” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

ITEM 1.   BUSINESS

We develop, manufacture, market, distribute and sell orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Our revenues are principally derived from sales and distribution of our joint replacement systems, including knee, hip, spine, and extremity implant systems, and distribution of biologic products and services and bone cement materials used in orthopaedic surgery and dental procedures.

We manufacture some components of our knee, extremity, and hip joint replacement systems at our facility in Gainesville, Florida, utilizing modern, highly automated computer aided manufacturing equipment. Our cellular based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as our agreement with Tecres® S.p.A, and non-exclusive agreements, such as with RTI Biologics, Inc. or RTI and Biomatlante SARL.

On January 2, 2008, we exercised our option to acquire 100% of Altiva Corporation or Altiva whereby Altiva became our wholly owned subsidiary. Prior to that date, we held a 16.7% minority interest in Altiva. In keeping with Altiva’s business focus, we are continuing to build an asset portfolio of spinal products and systems as well as acquiring broad distribution rights to other spinal market technologies. As a result of the acquisition we acquired all of Altiva’s assets and assumed all liabilities. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica, for the purchase of 100% of the shares of France Medica. France Medica has worked with us as a distributor of our products in France for a number of years. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Orthopaedic Products Industry

According to a research report published by Knowledge Enterprises, Inc. during 2008, the worldwide market for orthopaedic products in 2007 was estimated to be $32 billion, which represented an increase of 11% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $11.6 billion, $3.4 billion and $4.6 billion, respectively, during 2007. This study also estimates that the spinal implant/instrumentation market was $5.7 billion during 2007. According to this report, bone and joint diseases account for half of all the chronic conditions in people over fifty years of age. With the prediction of this population of people doubling by the year 2020, the report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management shares the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

Exactech’s joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft services, like those services we distribute, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.

Spinal implants are used as an adjunct to the fusion of vertebrae in the treatment of spinal disease and deformity. Indications for spinal surgery are genetic reasons, trauma, or degeneration. Spinal surgery is performed to remove bone and/or other tissue from the spinal column to restore stability and alleviate pain. Metal rods, screws and plates are used to stabilize two or more vertebrae in order to promote fusion of a portion of the spinal column, thereby eliminating irregular motion that can cause pain and damage tissue. Biologic allograft services can be one of the treatments used in conjunction with the other implants to enhance the potential for a successful result.

The following table includes the net revenue and percentage of net revenue for each of our product lines for the years ended December 31, 2008, 2007 and 2006. Other financial information relating to our reportable segments is included in Note 14 of the Consolidated Financial Statements, in Part II Item 8. – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
Knee Implants	$72,629	44.9%	$63,402	51.1%	$53,573	52.3%
Hip Implants	22,777	14.1	22,589	18.2	17,867	17.5
Biologics & Spine	26,453	16.4	16,202	13.0	13,344	13.0
Extremities	16,844	10.4	9,539	7.7	4,904	4.8
Other Products	23,027	14.2	12,477	10.0	12,742	12.4

Total	$161,730	100.0%	$124,209	100.0%	$102,430	100.0%

Knee Implants.  We believe that our Optetrak® knee system represents a major advancement in knee implant design. The Optetrak comprehensive knee system addresses orthopaedic surgeons’ concerns for contact stress, patellar tracking, polyethylene wear, joint stability and bone preservation. Streamlined instrumentation allows the surgeon to work quickly and efficiently. This system provides symmetrical (same for right and left) implants for primary cruciate ligament sparing, posterior stabilized and a constrained condylar design usually intended for revision surgery.

During 2004, we began full-scale marketing of an asymmetrical femoral component product line extension to the Optetrak knee system. This line extension also includes a cruciate ligament sparing, posterior stabilized and a new high flexion component, which allows for a larger range of motion. These asymmetrical line extensions provide for differentiated right and left femoral components to meet surgeon preferences. During 2006, we commenced full scale release of a new unicondylar knee system, featuring our new low profile instrumentation. In 2006, we launched a rotating bearing knee system for international markets. In 2007, we commenced full market introduction of the Optetrak Uni complete with enhanced instrumentation along with updated versions of the Optetrak Low Profile InstrumentationTM and ligament balancing instrument systems. In 2008 we introduced a cruciate retaining tibial insert that helps the surgeon manage the cruciate ligament tension during surgery.

Hip Implants.  Our line of hip implant and instrument products includes the AcuMatch® Integrated Hip System, which is designed to address the majority of requirements for total hip replacement, including primary, or first time hip replacement surgery, and revision, or a surgery to replace or repair a previously implanted device. The system includes the C-Series cemented femoral stem, the A-Series acetabular components for the hip socket, the P-Series press-fit femoral stem, the M-Series modular femoral stem, the L-Series femoral stem system, bipolar and unipolar partial hip replacement components, a variety of femoral heads and a cemented acetabular component. The AcuMatch cemented revision components include revision long stems and calcar replacement stems that were originally part of the AuRA® Revision Hip System.

Our AcuMatch C-Series Cemented Femoral Stem is a forged cobalt chromium stem designed to improve stability and reduce dislocation complications by improving the head/neck ratio and restoring anatomic offset for patients requiring cemented total hip arthroplasty, or joint reconstructive surgery. The AcuMatch A-Series was designed to provide a comprehensive acetabular offering with sufficient polyethylene thickness to help lower stresses in the polyethylene liner. The AcuMatch M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes. The AcuMatch P-Series Press Fit Femoral Stem System has multiple coating options for fixation to bone and features a scientifically sound solution to stiffness mismatch and rotational instability in the bone, potential underlying causes of post-operative residual thigh pain. The AcuMatch L-Series hip system features both cemented and press fit femoral components, as well as unipolar and bipolar endoprostheses, often used for the treatment of hip fractures. A Low Profile Instrumentation system was launched during 2004 to support cases in which the surgeon may choose alternate incision lengths or less tissue disruption.

During 2005, we introduced the press-fit version of the Novation® hip system as well as Connexion GXL® enhanced polyethelene for the AcuMatch A-Series acetabular system, which we believe made our hip offerings more competitive. The Novation hip system features both splined and cemented primary femoral stems, and offers a comprehensive acetabular system, the Novation Crown Cup, which incorporates the use of Connexion GXL. We received pre-market approval or PMA from the U.S. Food and Drug Administration or FDA during July of 2007 for our ceramic-on-ceramic hip bearing system, Novation Ceramic AHS, and was launched in the third quarter of 2007. During the fourth quarter of 2008 we introduced the Novation Element hip system which is a flat wedge design system to allow Exactech to meet a large portion of the primary hip market. In addition to the stem, the Novation Element A+ Instrumentation affords surgeons the ability to complete hip surgery using the direct anterior approach resulting in less soft tissue and muscle disruption. During 2003 we entered into a license agreement with Dimicron Corporation to develop a diamond-on-diamond hip bearing technology. During June 2007, Dimicron notified us that it did not consider the technology to be commercially viable as it relates to the licensed 28mm socket design, at which time we fully impaired the $1.5 million in carrying value of the license. We continue dialogue with Dimicron Corporation regarding the commercial feasibility of diamond-on-diamond articulations although we do not currently have any express arrangements with Dimicron or contemplated applications of their technology.

Biologics and Spine:    We make and distribute various products designed for the healing and regeneration of bone and wound tissue, including products which contain human allograft. We have maintained a distribution relationship with RTI since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix. We also distribute Regenaform® and Regenafil® allograft tissue implants for oral and dental applications.

In 2005, we commenced marketing OpteMx® a Tri-Calcium Phosphate/Hydroxyapatite based synthetic bone graft substitute, licensed under a non-exclusive U.S. distribution agreement with Biomatlante. Additionally, we launched a new platform of Demineralized Bone Matrix products, under the brand name Optecure®. This product was the first product containing human tissue to receive FDA clearance as a medical device. The product also contains a synthetic bioabsorbable polymer carrier material licensed from Genzyme Corp. In 2007, a product line extension was introduced to the Optecure brand that combines Demineralized Bone Matrix with additional allograft product within the formulation (Optecure®+CCC).

During 2007, we introduced the AccelerateTM Platelet Concentration System as a means of extracting and concentrating autologous growth factors and fibrinogen from patients’ own blood to improve the healing quality of joints and tissue following orthopaedic procedures.

As a result of our acquisition of Altiva in January 2008, we added spinal fusion products to our biologics and spine product portfolio. These product lines include two Pedicle Screw fixation systems for lumbar fusion, two plating systems for anterior cervical fixation, intervertebral body fusion devices utilizing PEEK material, and an anterior plate used in thoracolumbar fusion.

The Hydralok® pedicle screw fixation system is a rod and screw system used for stabilization of the lumbar spine as an adjunct to fusion. The system incorporates a 6.0mm rod design and provides stability and flexibility to the surgeon during attachment to the vertebrae. The Procyon® pedicle screw system is a product registered by NAS Medical Technologies, Inc. and features a 5.5mm rod with a top-loading, locking feature for final tightening. We distribute a system of PEEK intervertebral body fusion devices from Spinal Elements, Inc., non-exclusively, that includes the right to distribute a full line of intervertebral body fusion cages including products for posterior lumbar intervertebral body fusion, transforaminal lumbar intervertebral body fusion, anterior lumbar intervertebral body fusion, and anterior cervical intervertebral body fusion. The ACP anterior cervical plating system is a product, which features screw fixation with a fixed angle to the plate, for use in anterior cervical discectomy and fusion. We also have a non-exclusive distribution relationship with Rhausler, Inc. to sell the Rhausler anterior cervical plating system, which offers multiple plate options for dynamization and variable angled screws, which allows surgeons options in screw placement into the cervical vertebra. The AltesTM anterior buttress plate is utilized in Thoracolumbar fusion procedures during an anterior approach to the spinal column and serves to fix bone graft in the disc space. Its unique screw fixation reduces the potential for screw backout.

Extremities:  In November 2004, we received FDA clearance for marketing the Equinoxe® primary and fracture shoulder systems in the United States. The Equinoxe systems were developed from a patented total shoulder system acquired from Teknimed, S.A., a French manufacturer of orthopaedic implants and processor of biological products. During 2005, we commenced full scale marketing of the primary and fracture systems. During 2007, we released a reverse application version of the Equinoxe system. We received FDA clearance to market our Equinoxe reverse shoulder late in the first quarter of 2007 and began market release in the second half of 2007. The continued market release and penetration with the Equinoxe reverse during 2008 was the large driver of our extremities growth.

Other Products.  The AcuDriverTM Automated Osteotome System is an air-driven impact hand piece that assists surgeons during joint implant revision procedures by aiding in effective removal of failed prostheses and bone cement. The AcuDriver accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome, a cement removal tool, with a mallet.

The Cemex® bone cement system features a unique self-contained delivery system that has been clinically proven in Europe for more than a decade. By integrating bone cement powder and liquid into a sealed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability in bone cement. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres. In June 2004, we gained FDA clearance and began marketing Cemex Genta, a bone cement containing antibiotics. In 2004, we announced that Tecres had received FDA clearance to market pre-formed cement hip and knee spacer products containing an antibiotic that is included in our distribution agreement. The InterSpace® hip, knee, and shoulder spacers are used in two stage revision procedures that involve an infection with a previously implanted prosthesis and provide orthopaedic surgeons with a new, convenient way to treat this difficult problem. We began marketing the spacers in 2004. In 2006, we announced that Tecres had received clearance from the FDA to market a pre-formed cement shoulder spacer product containing an antibiotic that is included in our distribution agreement. During April 2008, pursuant to our French distributor acquisition, we assumed French distribution agreements for various medical products that are reported through our Other segment.

Marketing and Sales

We market our orthopaedic implant products in the United States through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives. Internationally, we market our products through a network of independent distributors and our wholly owned subsidiaries that currently distribute products and services in over thirty countries. The customers for our products are hospitals, surgeons and other physicians and clinics.

We generally have contractual arrangements with our independent sales organizations whereby they are granted the exclusive right to sell our products in a specified territory. In turn, the sales organizations are required to meet certain sales quotas. We typically pay our sales agencies a commission based on net sales. We are highly dependent on the expertise and customer service effectiveness of our independent sales force. Our sales organization is managed by Regional Directors of Sales assigned to regions throughout the United States. We currently offer our products in all fifty states, Puerto Rico, and the District of Columbia. Our international subsidiaries purchase inventory from the parent company and utilize a network of independent sales representatives to distribute our products and services in their territories.

We provide inventories of our products to our United States sales organizations until sold or returned. These inventories are necessary for sales representatives to market our products and fill customer orders. The size of a particular component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to the surgeons at the time of any given surgery. Accordingly, we are required to maintain substantial levels of inventory which requires us to incur significant expenditures. Our failure to maintain required levels of inventory could have a material adverse effect on our continued expansion. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity. We review our inventory for obsolescence on a regular basis and adjust our inventory for impairment.

During each of the years ended December 31, 2008, 2007 and 2006, approximately 3% of our total sales were derived from a major hospital customer, and one international distributor accounted for approximately 6%, 7% and 8%, respectively, of our total sales.

We generally have contractual arrangements with our international distributors pursuant to which the distributor is granted the exclusive right to market our products in a specified territory and the distributor is required to meet certain sales quotas. International distributors typically purchase product inventory and instruments from us for their use in marketing, consigning inventory for surgery, and filling customer orders. We have wholly owned subsidiaries operating in China, France, Japan, and the United Kingdom, and a branch office in Canada.

Financial Information About Geographic Areas

For the years ended December 31, 2008, 2007 and 2006, international sales accounted for $49.3 million, $27.7 million, and $22.3 million, respectively, representing approximately 30%, 22% and 22%, respectively, of our net sales. Of those international sales, sales to our Spanish distributor accounted for $10.3 million, $9.2 million, and $8.4 million in 2008, 2007 and 2006, respectively. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products.

Manufacturing and Supply

Early in our history, third-party vendors manufactured all of our component parts, while we internally performed product design, quality assurance and packaging. More recently, our strategy has been to continue to develop and expand our own internal manufacturing and supply chain capabilities. We have done this through strategically creating state-of-the-art cellular manufacturing processing, utilizing highly automated, computer-aided production and inspection equipment.

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

At present, we manufacture approximately 65% of our knee and hip implant components at our facility and headquarters in Gainesville, Florida. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2008, 2007 and 2006, we purchased approximately 32%, 35% and 41%, respectively, of our externally sourced component requirements from our top three suppliers. We maintain a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of our officers and directors own an interest in Brighton Partners, Inc. See Note 8 to Notes to the Consolidated Financial statements for further discussion on related party transactions. We typically do not maintain supply contracts with most of our manufacturers and purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. We provide certain tooling and equipment unique to our products to our suppliers. Order backlog is not a material aspect of our business.

Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those internally manufactured, are examined by our personnel throughout the process and prior to assembly or packaging to ensure that our specifications and standards are maintained.

During the last half of 2008, we began leasing a 13,125 square foot building and initiated the buildout to convert the building to an instrument manufacturing facility in Sarasota, Florida. During the first half of 2009 we plan to begin producing knee instrument components in this facility, and are in the process of adding this facility to our ISO 13485:2003 certification.

Patents and Proprietary Technology; License and Consulting Agreements

We hold United States and international patents covering several of our implant components, biologic materials technologies and some of our surgical instrumentation with lives ranging from five to seventeen years. We believe that patents and intellectual property will continue to be important to our business and in the orthopaedic industry overall. In this regard, we defend our intellectual property rights and believe that our patents and products do not and will not infringe patents or violate proprietary rights of others, although it is possible that our existing patent rights may not be valid or that infringement of existing or future patents or proprietary rights may occur. In the event some of our intellectual property and agreements relating to our products are deemed invalid, such action could have a material adverse effect on our financial condition and results of operations.

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

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2008, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 8 to Notes to the Consolidated Financial Statements for further discussion on related party transactions.

Research and Development

During 2008, 2007 and 2006, we expended $9.3 million, $8.1 million, and $6.2 million, respectively, on research and development and anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of the Novation® hip stem systems, Equinoxe shoulder systems and, line extensions of the Optetrak knee system and design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

As an important part of our research and development efforts, we have developed a strategic partnership through an agreement with Genzyme Biosurgery Corporation to bring expertise in advanced materials to our products. The agreement with Genzyme relates to development of polymer-based synthetic biomaterials, which, when delivered with other biologic products, support the growth of new bone.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. It is expected that the project will require us to complete human clinical trials under the guidance of the FDA in order to obtain premarket approval for the device in the United States.

We believe that our purchase of intellectual property and product-line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than us. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. According to “The Orthopaedic Industry Annual Report” for 2007, by Knowledge Enterprises, Inc., these five companies had an estimated aggregate market share of approximately 53% in 2007.

Companies in the industry compete on the basis of product features and design, innovation, service, the ability to maintain new product flow, and the strength of their distribution network and price. While price is a key factor in the orthopaedic market, there are other significant factors, including: surgeon preference, ease of use, clinical results, and service provided by us and our representatives.

Product Liability and Insurance

We are subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for similar companies. During 2006 through 2008, we experienced stable insurance premiums as a percentage of sales. We evaluate our levels of product liability insurance annually, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure such coverage in the future at a reasonable cost.

Government Regulation

Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change regularly thereby increasing the uncertainty and risk associated with any healthcare-related venture.

The federal government regulates healthcare, in general, and Exactech, in particular, through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs.–or both.

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

Environmental Law Compliance

Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our manufacturing operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. We do not have underground storage tanks and believe that our facilities are in material compliance with our permits and environmental laws and regulations, and we do not believe that future environmental compliance will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at our facilities. We could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

Employees

As of December 31, 2008, we employed 390 full-time employees. We have no union contracts and believe that our relationship with our employees is good.

Executive Officers of the Registrant

Our executive officers, and their ages, as of March 9, 2009, are as follows:

Name	Age	Position
William Petty, M.D	66	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	61	Executive Vice President, Research and Development
David W. Petty	42	President and Director
Joel C. Phillips	41	Chief Financial Officer and Treasurer
Bruce Thompson	51	Senior Vice President, General Manager – Biologics and Spine Division
Betty Petty	66	Vice President, Administration and Human Resources and Corporate Secretary

William Petty, M.D. is a founder of Exactech. He has been Chairman of the Board and Chief Executive Officer of the Company since its inception and was President from January 2002 until December 2007. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the Editorial Board of the Journal of Bone and Joint Surgery, on the Executive Board of the American Academy of Orthopaedic Surgeons, and as President of the Corporate Advisory Council of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty, and the father of David W. Petty.

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

Joel C. Phillips, CPA has been Chief Financial Officer of Exactech since July 1998 and Treasurer since March 1996. Mr. Phillips was Manager, Accounting and Management Information Systems at the Company from April 1993 to June 1998. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a Certified Public Accountant. During 2008, Mr. Phillips completed the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Bruce Thompson has been Senior Vice President, General Manager – Biologics Division since joining the Company in July 2004. In 2008 he assumed the role of general manager of both the biologics and spine divisions of Exactech. Prior to joining Exactech, Mr. Thompson spent 22 years with Smith & Nephew in their Orthopaedic Division. During that time, he held various positions within Smith & Nephew, including Vice President – International Sales, Vice President – Product Planning and Launch, Vice President, General Manager – Spine Division, Group Director of Trauma Manufacturing, Director of Materials Management, and held various product and sales management positions. Mr. Thompson earned a B.S. in Accountancy at Miami University, Oxford, Ohio, and completed the Executive MBA program at the University of Memphis in 1989.

Betty Petty is a founder and has been Vice President, Human Resources and Administration since February 2000. She has also been Corporate Secretary of Exactech since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2001. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty and the mother of David W. Petty.

Our officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Available Information

Our Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file or furnish under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/investors/financials by selecting the option entitled “SEC FILINGS”. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered equity, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under this credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

In the United States and other countries, sales of our products depend in part upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would affect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products could adversely impact sales. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products.

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

Some of our suppliers rely on a single source of supply for raw materials and/or other inputs of production. Should the availability and on-time delivery of raw materials and supplies needed in the production of our products and services become unreliable or significantly more costly our earnings may be materially and adversely impacted due to the resulting increased costs of production.

We conduct business in a highly competitive industry.

The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we face competition for regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. Many of our competitors have significantly greater resources than we have. We cannot provide assurance that we will be able to compete successfully.

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

Should we fail to meet the minimum sales performance or purchase commitments common to such third party manufacturer distribution agreements, those third parties may elect to discontinue our distribution of their products and services. Should we lose the rights to one or more of our distribution agreements, it could have a material adverse effect on our revenues and earnings.

We are subject to federal anti-kickback laws and regulations, the violation of which can result in the imposition of harsh penalties materially adversely affecting our results of operations and cash flows.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, violations of which can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations, or any investigation or other legal proceedings relating to such alleged violations, could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us and with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.

We cannot provide assurance as to the breadth or degree of protection which existing or future patents, if any, may afford us, that those confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak knee system is one such product that is subject to a patent that we license. Due to the relatively large percentage of our revenue attributable to the Optetrak knee system, if the holder of this patent is determined to not have sufficient legal rights to the patent, our use of the patent under the license could be compromised, which would have a material adverse effect on our business and financial results.

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

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others; and if we are found to infringe, the manufacture, sale and use of our products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we have.

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

These products are used in medical contexts in which it is important that those products function with precision and accuracy. If these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may choose to or be forced by regulatory agencies to withdraw such products from the market. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition. In October 2005, RTI Biologics, Inc. or RTI, a distributor of allograft materials with whom we have a distribution relationship, announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on our results of operations, financial condition and cash flows is uncertain. Furthermore, we are currently a party to several product liability suits related to the products distributed by us on behalf of RTI. These suits generally allege, among other claims, that we negligently and intentionally distributed diseased, contaminated and/or defective allograft materials. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, a negative outcome of such litigation, including any finding of fraud, may have a material adverse effect on our business, operations and financial condition.

We partially depend on third parties for sales and marketing, and our inability to effectively utilize the services provided by these third parties would materially adversely impact our ability to generate sales.

With respect to our international markets, we depend on independent sales representatives and distributors for the sale and marketing of certain of our products. We have a network of distributors who market our products. Our contracts with distributors generally grant them the exclusive right to market our products in a specified territory. The distributor typically is not required to meet designated sales quotas. Our arrangements with our independent sales representatives and distributors typically do not preclude them from selling competitive products. Our success depends upon the expertise of our independent sales representatives and distributors and the acceptance of our products by our customers. Our inability to attract and retain qualified sales representatives and distributors would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, we estimate that it would take us from approximately 18 to 24 months to re-eingineer and reintroduce a product if we lost our existing licenses to certain technologies used in some of our products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

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

As a result of our significant growth and initiative to acquire businesses during 2008, there has been a significant strain on internal resources impacting the design and effectiveness of certain internal control processes. In connection with the acquisition of Altiva Corporation, management identified a material weakness in the design and effectiveness of our process to account for business combinations. We have remediated this material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

For the year ended December 31, 2008, 30% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

The market for our equity securities has been volatile (ranging from $12.06 per share to $31.73 per share during the 52-week trading period ending March 9, 2009). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

As of March 9, 2009, we had 12,721,552 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.6%, or 78,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 9, 2009) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 39% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, or divert management’s attention from operating our business which could have a material adverse effect on our business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	121,000
Sales office and warehouse	Illkirch, France	5,188

Leased Property

Facility	Location	Square Feet	Lease Term Expiration Date	Annual Rental ($)
Prototype & Testing Lab	Gainesville, FL	9,500	07/31/2009	49,000	(1)
Tri-State Sales Office	Great Neck, NY	1,000	03/31/2010	28,000
SE Ohio Sales Office	Lima, OH	2,327	04/30/2011	35,000
Exactech Canada Sales Office	Mt. Hope, Ontario	4,200	12/31/2013	18,000
Instrument Manufacturing Shop	Sarasota, FL	13,125	06/30/2013	117,000
Sales Office	Redditch, England	800	03/31/2013	12,000	(2)
Sales Office	Tokyo, Japan	2,239	01/31/2010	67,000	(2)
Sales Office	Shanghai, PROC	2,000	02/28/2010	41,000	(2)
Warehouse (Lille)	Capinghem, France	3,714	08/14/2016	63,000	(2)
Office space	Illkirch, France	2,217	03/31/2015	38,000	(2)

(1)	As part of a modified lease agreement, we have entered into a nonbinding option to purchase this leased property at the end of the lease term.
(2)	Annual lease amounts are translated into US Dollar using December 31, 2008 exchange rates.

In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.

ITEM 3.     LEGAL PROCEEDINGS

There are various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2008 and 2007, we maintained no accrual for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

During December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $2.6 million for the year ended December 31, 2008.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement, referred to as the Distribution Agreement, with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association seeking to clarify our rights under the Agreement. The full hearing was conducted in September of 2008. Subsequently, in the interim award of November 17, 2008, and the final award of January 5, 2009, the Panel found Dimicron in breach of the Distribution Agreement, and granted Exactech declaratory relief thereunder.

On December 31, 2007, in connection with our acquisition of Altiva, certain common stockholders of Altiva filed two actions in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva, referred to as the Altiva Board. The stockholders claimed the Altiva Board breached its fiduciary duties in connection with the acquisition by Exactech, Inc. On December 10, 2008, the Delaware Chancery Court issued its opinion dismissing that action in its entirety, and plaintiffs did not appeal. In the second action, the plaintiffs sought appraisal of the fair value of their Altiva common stock. The appraisal action remains pending. We believe the appraisal claims of these stockholders are without merit, and Altiva intends to defend vigorously against the claims; however, we are unable to predict the ultimate outcome of this litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Market:

2008	High	Low
First Quarter	$27.99	$19.61
Second Quarter	28.72	23.00
Third Quarter	31.73	22.01
Fourth Quarter	22.22	12.97

2007
First Quarter	$16.75	$14.10
Second Quarter	16.85	14.11
Third Quarter	16.50	15.00
Fourth Quarter	22.25	15.19

We have paid no cash dividends to date on our common stock. We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including our future earnings, results of operations, capital requirements, financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. Our line of credit with SunTrust Bank limits our ability to pay dividends.

As of March 9, 2009 the Company had approximately 245 shareholders of record. We believe there are in excess of 3,791 beneficial owners of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,152	$14.33	351
Equity compensation plans not approved by security holders(1)	—	—	—

Total(2)	1,152	$14.33	351

(1)	The 2003 Executive Incentive Compensation Plan, approved by shareholders at the Annual Meeting on May 2, 2003, superseded and consolidated all of our previous incentive stock plans.
(2)	See Note 11 to our consolidated financial statements for additional information regarding our stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock since December 31, 2003 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. (“Zachs”), which effective May 1, 2008 acquired the CRSP Proxy Graph Service formerly maintained by the Center for Research in Security Prices from whom we received data used in our past performance graphs, and (ii) Zack’s index (the “SIC Index”) for companies with similar Standard Industry Codes (“SIC”) as ours.

The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2003 to December 2008. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.

Legend

Symbol	Index	2003	2004	2005	2006	2007	2008

––––––	EXACTECH INC	100.00	123.97	77.54	96.45	140.63	114.12
----------	NASDAQ Stock Market (US Companies)	100.00	108.84	111.16	122.11	132.42	63.80
– – – –	NASDAQ Medical Equipment Index	100.00	117.17	128.66	135.60	172.42	92.87

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales	$161,730	$124,209	$102,430	$91,016	$81,815
Cost of goods sold	58,620	43,758	36,571	31,959	29,226
Gross profit	103,110	80,451	65,859	59,057	52,589
Operating expenses:
Sales and marketing	51,263	38,699	30,012	27,046	23,077
General and administrative	16,471	10,984	9,955	9,815	8,295
Research and development	9,255	8,126	6,241	5,879	4,788
Impairment loss	—	1,519	—	—	—
Depreciation and amortization	7,569	6,156	5,718	4,989	4,109
Total operating expenses	84,558	65,484	51,926	47,729	40,269
Income from operations	18,552	14,967	13,933	11,328	12,320
Other income (expense):
Interest expense, net	(1,096)	(950)	(1,941)	(684)	(241)
Other income (expense)	485	(72)	—	—	—
Foreign currency exchange gain (loss)	(229)	(152)	(114)	35	(14)
Income before provision for income taxes	17,712	13,793	11,878	10,679	12,065
Provision for income taxes	6,521	4,859	3,954	3,745	4,308
Income before equity in loss of other investments	11,191	8,934	7,924	6,934	7,757
Equity in net loss of other investments	(98)	(451)	(172)	(330)	(453)
Net income	11,093	8,483	7,752	6,604	7,304
Basic earnings per common share	$0.90	$0.73	$0.68	$0.59	$0.66
Diluted earnings per common share	$0.87	$0.72	$0.67	$0.57	$0.63

(in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total current assets	$100,572	$70,863	$60,087	$53,919	$49,889
Total assets	167,520	116,459	113,274	114,575	81,979
Total current liabilities	21,789	17,167	11,940	15,085	11,668
Total long-term debt, net of current portion	22,412	9,025	21,784	28,581	6,631
Total liabilities	45,905	28,821	36,351	46,842	22,142
Total shareholders’ equity	121,615	87,638	76,923	67,733	59,837

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Note Regarding Forward-Looking Statements” and “Item lA. Risk Factors” contained in this Annual Report on Form 10-K.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. Revenues from the worldwide distribution of biologic materials contributes to our total reported sales and has been a key component of growth over the last few years. Our continuing research and development projects will enable us to continue the introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers have contributed to revenue growth and are expected to continue to be an important part of our anticipated future revenue growth.

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. These expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.

In marketing our products, we use a combination of traditional targeted media marketing together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on meeting the needs of the orthopaedic surgeon community. In cooperation with our organization of independent sales agencies in the United States and network of independent distributors and subsidiaries internationally, we conduct this marketing effort through continuing education forums, training programs and product development advisory panels.

Overview of 2008

Total sales increased 30% to $161.7 million during 2008 from $124.2 million in 2007. Gross profit margin decreased to 64% in 2008 from 65% in 2007. International sales of $49.3 million, which represented 30% of total sales, increased 78%, as compared to $27.7 million, or 22% of total sales in 2007. Increases in operating expenses in 2008 were driven by additional sales and marketing efforts to promote our products, which increased 32% from 2007, and increased legal expenses related to a Department of Justice inquiry, which totaled $2.6 million for 2008. Overall, operating expenses increased 29% from 2007 resulting in income from operations increasing 24% from 2007. Income before provision for income taxes increased 28% to $17.7 million from $13.8 million in 2007. Net income increased 31% from the prior year, equaling 7% of sales, comparable to the 7% of sales achieved in 2007.

On the balance sheet, at the end of 2008, working capital increased 47% to $78.8 million from $53.7 million in 2007. This change in working capital was a result of the increased inventory levels and the assets acquired in our two acquisitions this year. Current liabilities increased 26% to $21.8 million. Long-term liabilities increased to $24.1 million due to borrowings under our line of credit to fund our operations and acquisitions.

The following table includes the net revenue and percentage of net sales for each of our product lines for the years ended December 31, 2008, 2007 and 2006:

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
Knee	$72,629	44.9%	$63,402	51.1%	$53,573	52.3%
Hip	22,777	14.1	22,589	18.2	17,867	17.5
Biologics & Spine	26,453	16.4	16,202	13.0	13,344	13.0
Extremities	16,844	10.4	9,539	7.7	4,904	4.8
Other Products	23,027	14.2	12,477	10.0	12,742	12.4

Total	$161,730	100.0%	$124,209	100.0%	$102,430	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2008 as compared to 2007, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2007 as compared to 2006, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2008 - 2007 Incr (decr)		2007 - 2006 Incr (decr)		% of Sales
	2008	2007	2006	$	%	$	%	2008	2007	2006
Net sales	161,730	124,209	102,430	37,521	30.2	21,779	21.3	100.0	100.0	100.0
Cost of goods sold	58,620	43,758	36,571	14,862	34.0	7,187	19.7	36.2	35.2	35.7
Gross profit	103,110	80,451	65,859	22,659	28.2	14,592	22.2	63.8	64.8	64.3
Operating expenses:
Sales and marketing	51,263	38,699	30,012	12,564	32.5	8,687	28.9	31.7	31.2	29.3
General and administrative	16,471	10,984	9,955	5,487	50.0	1,029	10.3	10.2	8.8	9.7
Research and development	9,255	8,126	6,241	1,129	13.9	1,885	30.2	5.7	6.5	6.1
Impairment loss	—	1,519	—	(1,519)	—	1,519	—	—	1.2	—
Depreciation and amortization	7,569	6,156	5,718	1,413	23.0	438	7.7	4.7	5.0	5.6
Total operating expenses	84,558	65,484	51,926	19,074	29.1	13,558	26.1	52.3	52.7	50.7
Income from operations	18,552	14,967	13,933	3,585	24.0	1,034	7.4	11.5	12.1	13.6
Other expenses, net	(840)	(1,174)	(2,055)	334	(28.4)	(881)	(42.9)	(0.5)	(0.9)	(2.0)
Income before taxes	17,712	13,793	11,878	3,919	28.4	1,915	16.1	11.0	11.2	11.6
Provision for income taxes	6,521	4,859	3,954	1,662	34.2	905	22.9	4.0	3.9	3.9
Income before equity in loss of other investments	11,191	8,934	7,924	2,257	25.3	1,010	12.7	7.0	7.3	7.7
Equity in loss of other investments	(98)	(451)	(172)	353	(78.3)	279	162.2	(0.1)	(0.4)	(0.2)
Net income	11,093	8,483	7,752	2,610	30.8	731	9.4	6.9	6.9	7.5

Net Sales

Net sales increased 30% to $161.7 million in 2008 from $124.2 million in 2007, as a result of increased unit sales. Our extremities revenues increased 77% to $16.8 million as compared to $9.5 million for 2007 due to continuing market penetration of our primary shoulder replacement system and the continued

rollout of our Equinoxe® reverse shoulder implants. We experienced growth of 63% in our biologic and spine services revenue to $26.5 million as compared to $16.2 million for 2007 due to our acquisition of the spine company, which contributed 44% of the growth in the segment and the increase in our biologics distribution. During 2008, sales of knee implant products increased 15% to $72.6 million as compared to $63.4 million for 2007, while sales of other products increased 85% to $23.0 million as compared to $12.5 million for 2007 as a result of cement sales increases and other products from our acquired French distributor. Our reported hip implant products increased 1% to $22.8 million as compared to $22.6 million for 2007, which is reflective of the comparison to Link hip products distributed during 2007, that were not distributed in 2008 due to the termination of the Link distribution agreement as of December 31, 2007. Excluding the comparative impact of Link hip products that were distributed in 2007, our hip implant product revenues increased 23% in 2008. Internationally, net sales increased 78% to $49.3 million, representing 30% of total sales, from $27.7 million, or 22% of total sales, during 2007, as we benefited from nine months of sales from our acquired French distributor and continued increases in market share in other areas of Europe. Domestically, sales increased 17% during 2008 to $112.4 million from $96.5 million in 2007, due to growth in all of our core product lines and the acquisition of the spine company. During 2008, we experienced sales growth throughout the year with our Optetrak® knee system, Novation® hip products, Equinoxe shoulder implants, and our biologic services, however, during the second half of 2008 our sales growth in our knee and hip products slowed slightly.

Net sales increased 21% in 2007 from 2006, as a result of increased unit sales. Our extremities revenues increased 95% due to continuing market penetration of our primary shoulder replacement and the introduction of our Equinoxe reverse shoulder implants during the second quarter of 2007. We experienced growth of 21% in our biologic services revenue primarily due to growth from our Optecure and Accelerate PRP services, and a 26% increase in our hip implant products resulting from our continued momentum in our Novation hip system. During 2007, sales of knee implant products increased 18%, while sales of other products decreased 2%. Internationally, net sales increased 24% to $27.7 million, representing 22% of total sales, from $22.3 million, or 22% of total sales, during 2006, as we continued to benefit from increases in market share in Europe. Domestically, sales increased 20% during 2007 to $96.5 million from $80.1 million in 2006, due to growth in all of our core product lines. During 2007, we experienced sales growth consistently throughout the year with our Optetrak knee system, Novation hip products and our Optecure biologic service. Sales growth in our extremities products for the second half of the year was 125% primarily due to the introduction of our Equinoxe reverse shoulder implants.

Gross Profit

Gross profit margin decreased in 2008 to 64% from 65% in 2007, which was principally due to the shift to more international business, which generally entails lower margins. We expect gross margins to stabilize or expand modestly during 2009, as we expect a more constant international and domestic mix of sales, and we continue to focus on improving manufacturing efficiencies. Gross profit margin increased in 2007 to 65% from 64% in 2006, which was a result of our ongoing initiative to improve our manufacturing efficiencies and increase the volume of our implant components produced internally.

Operating Expenses

Sales and marketing expenses increased 32% in 2008 from 2007, primarily due to our continued support for newly launched products, distribution subsidiary expenses and increased variable selling expenses. As a percentage of sales, sales and marketing expenses were 32% for 2008, as compared to 31% for 2007. In 2007, sales and marketing expenses increased 29% from 2006, primarily as a result of increases in the variable selling costs associated with the increase in sales and the costs associated with the promotion of new product lines including our Novation AHS ceramic-on-ceramic hip system, Equinoxe reverse shoulder system. We expect that sales and marketing expenses in 2009 will be similar to those for 2008 on a percentage of sales basis, as we will continue our marketing programs in support of new product launches and customer service.

General and administrative expenses increased 50% in 2008 from 2007. This increase was partially due to increased operating expenses related to the integration of the two acquisitions completed in 2008, and also due to the legal and related expenses we incurred during 2008 in connection with the Department of Justice inquiry. See Liquidity and Capital Resources-Operating Activities later in this MD&A for further discussion of the Department of Justice inquiry. The 10% increase in general and administrative expenses in 2007 from 2006 was principally a result of growth in operations, additional audit fees related to the year ended 2006, and stock compensation expense during 2007.

Research and development expenses increased 14% in 2008 from the prior year as we continued to invest in the clinical trial for the Optetrak RBKTM knee system, expansion of hip product lines and line extensions in our biologics portfolio. Our primary development efforts in 2008 continued to focus on broadening our scope of our hip and extremity product lines, enhancement to our Optetrak knee system and advanced biologic based materials. Research and development expenses increased 30% in 2007 from the prior year as we continued to invest in the clinical trial for the Optetrak RBKTM knee system, development of advanced bearing materials and line extensions in our biologics portfolio. As a percentage of sales, research and development expenses decreased, to 6% for 2008 from 7% for 2007. The primary reason for the reduction as percentage of sales was the acquisition of French distributor revenues without any corresponding research and development expenses. As we continue to invest in ongoing development projects in all of our product segments, we expect research and development expenditures to continue to increase in 2009 and continue to be in the range of 6% to 7% of total sales.

Our operating expenses during 2007 included an impairment loss of $1.5 million we recognized in association with the impairment of the full carrying value of a license to a patent we hold with Dimicron Corporation. The license is part of a purchase and distribution agreement that we entered into with Dimicron to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization expenses increased 23% in 2008, to $7.6 million, as we invested $16.1 million in capital equipment, including $1.9 million in facility expansion, $4.6 million to purchase manufacturing equipment, and $9.4 million in surgical instrumentation. Depreciation and amortization expenses increased 8% in 2007 when compared to 2006, as we invested $11.7 million in capital equipment, including $2.0 million in facility purchases and expansion, $3.1 million to purchase manufacturing equipment, and $5.4 million in surgical instrumentation. Capital expenditures in 2009 are anticipated to range from $15 million to $18 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and an expansion of our facilities.

Income from Operations

Income from operations increased 24% to $18.6 million in 2008 from $15.0 million in 2007, as a result of our 28% increase in gross profit and our focus to keep our growth in costs at an optimal level. Income from operations increased 7% in 2007 from 2006. Looking forward, we anticipate growth in sales and gross profit margin, coupled with lower growth in operating expenses, to result in income from operations in the range of 13% to 14% of sales exclusive of DOJ inquiry related expenses.

Other Income and Expenses

Other expenses, net of other income, decreased 28% to $840,000 for 2008 from $1.2 million for 2007 primarily due to a first quarter 2008 before tax gain of $485,000 that we recognized on a forward currency option we entered into in anticipation of our acquisition of our French distributor. Additionally, we experienced a reduction of interest to $1.1 million in 2008 from $1.3 million in 2007 as a result of more favorable interest rates during the year. In 2007, Other expenses, net of other income, decreased 43%, due to our reduction of debt, which resulted in interest expense decreasing to $1.3 million in 2007 from $2.2 million in 2006. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased anticipated borrowing under our line of credit to fund technology and expansion activity.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva for 2008 totaled $98,000, prior to our acquisition of Altiva, effective January 2, 2008, at which time we began to consolidate their results from operations. Losses from equity method investments in Altiva totaled $451,000 in 2007 as compared to $172,000 in 2006 for losses of Altiva. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Investing Activities-Acquisition of Altiva” for further information on the acquisition.

Taxes and Net Income

Income before provision for income taxes increased 28% in 2008 from 2007. The effective income tax rate, as a percentage of income before taxes, for 2008 was 36.8%, as compared to 35.2% in 2007, as a result of the increase in our taxable revenue in higher tax jurisdictions resulting in a higher marginal tax rate. Income before provision for income taxes increased 16% in 2007 from 2006. The effective income tax rate, as a percentage of income before taxes, for 2007 was 35.2%, as compared to 33.3% in 2006, as a result of the increase in our taxable revenue resulting in a higher marginal tax rate. In 2009, we expect the effective tax rate to be approximately 37% as our revenue and marginal tax rate are expected to continue to be similar to that experienced in 2008.

As a result of the foregoing, we realized an increase in net income of 31% in 2008, representing 7% of sales, and diluted earnings per share of $0.87 as compared to 7% of sales and diluted earnings per share of $0.72 in 2007. The 2007 net income increased 9% from 2006, which was 7% of net sales and diluted earnings per share of $0.67.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry, less the tax effect of the charges. Because the DOJ inquiry is a unique event, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this unusual component included in GAAP financial measures.

Excluding the impact of the pre-tax expenses of $2.6 million for the DOJ inquiry recognized during 2008, net income for the year ended December 31, 2008, increased 34% to $12.7 million, as compared to an adjusted 2007 net income of $9.5 million, adjusted for elimination of the asset impairment charge taken during 2007. Adjusted diluted earnings per share for 2008 increased to $0.99 as compared to adjusted diluted earnings per share of $.80 for 2007.

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

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net Income	$11,093	$8,483	$7,752
Adjustments for DOJ inquiry expenses and asset impairment charges:
DOJ inquiry expenses, pre-tax	2,605	–	–
Impairment loss, pre-tax	–	1,519	–
Income tax benefit	(1,026)	(542)

Adjustments, net of tax	1,579	977	–

Adjusted net income - excluding DOJ related expenses and asset impairment charges	$12,672	$9,460	$7,752

Diluted earnings per share	$0.87	$0.72	$0.68
Adjustment of DOJ and asset impairment related expenses, net	0.12	0.08	–

Adjusted diluted earnings per share	$0.99	$0.80	$0.67

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, sales of equity securities and cash flows from operating activities. At December 31, 2008, we had working capital of $78.8 million, an increase of 47% from $53.7 million at the end of 2007. Working capital in 2008 increased primarily as a result of the additional inventory we held as of December 31, 2008, and as a result of the additional current assets acquired as part of the two acquisitions during 2008. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months and for the foreseeable future. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See Item 1A. Risk Factors for discussion on the capital markets.

Operating Activities

Operating activities provided net cash of $4.9 million for 2008, as compared to $25.9 million in 2007, primarily as a result of an increase in total inventory of $13.0 million, which was primarily due to the addition of our Japan and France distribution centers, as well as the new products we introduced during the year. Looking forward, we anticipate the inventory balance to increase during the first half of 2009 and stabilize or decrease slightly during the second half of 2009. The increase in inventory balances during 2008 was outpaced by the sales growth resulting in a residual effect on inventory turns, which increased to 1.11 during 2008 from 0.92 during 2007.

In 2008, our total accounts receivable balances increased 37% to $31.8 million from $23.1 million in 2007 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, increased from 59 for 2007 to 61 for 2008. Our allowance for doubtful accounts and sales return allowance at December 31, 2008, increased to $1.0 million as compared to $663,000 at December 31, 2007, primarily as a result of our increased sales for 2008. We expect increases in accounts receivable during 2009 to be slightly higher than sales growth due to current economic pressures.

Litigation

We are subject to claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that is the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. Therefore, we maintain insurance, subject to self-insured retention limits, for these and all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2008 and 2007, we had no accrual for product liability claims. These types of matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Exactech. However, while it is not possible to predict with certainty the outcome of these types of claims, it is the opinion of management that, upon ultimate resolution, any pending claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $2.6 million during 2008. We anticipate these legal and other expenses will continue to increase until this matter is resolved.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement, referred to as the Distribution Agreement with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association seeking to clarify our rights under the Agreement. The full hearing was conducted in September of 2008. Subsequently, in the interim award of November 17, 2008, and the final award of January 5, 2009, the Panel found Dimicron in breach of the Distribution Agreement, and granted Exactech declaratory relief thereunder.

Investing Activities

Investing activities used $30.6 million of net cash during 2008, including cash outlays of approximately $12.4 million for our two acquisitions. During 2008, we also used cash of $16.1 million for investment in manufacturing equipment, facility expansion, and surgical instrumentation. During 2007 we used net cash of $14.0 million for investments in equipment and technology. In 2009, investment in capital acquisitions is estimated to be in the range of $15 million to $18 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and expansion of our facilities.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $402,000 for the minimum 50% due of future supplement payments, of which $206,000 was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent purchase price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of December 31, 2008, the escrow fund for 570,000 EUR is recorded at the translated amount of $804,000, based on the exchange rate as of the end of December 2008 of $1.41 per 1.00 EUR. The escrow will be recorded as a long-term asset on our condensed consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The 180,000 EUR will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

As of April 1, 2008, our purchase price of $9.9 million consisted of the initial fixed purchase price of $8.2 million and $1.7 million for the minimum purchase price supplement payable. We acquired assets of $11.4 million, assumed liabilities of $4.3 million. A net deferred tax liability in the amount of $472,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, and recognized $1.7 million of goodwill, based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008. We acquired trademarks with an assigned value of $394,000 with a remaining useful life of 5 years, and customer lists with an assigned value of $1.1 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets. Both intangible assets will be amortized on a straight line basis.

As of December 31, 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability of based on terms of the agreement and currency translation effect of $183,000, for adjustment to goodwill of $33,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. As part of the agreement, we committed to make loans available to Altiva in an amount of up to $5 million for a period of five years, the proceeds of which would be used for the acquisition of various spine and spine-

related product lines. As of December 31, 2007, we had extended to Altiva the principal sum of $4.4 million under this commitment, including interest as of that date at 8.50%. These loans were convertible into shares of Series C Preferred stock of Altiva, at our option, any time between October 29, 2005 and October 28, 2008. We evaluated our investment in Altiva pursuant to FIN 46R to determine whether to consolidate Altiva, and based upon this analysis, we determined that Altiva did not qualify as a variable interest entity requiring consolidation, and as such we accounted for Altiva under the equity method through January 1, 2008.

Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva, pursuant to the acquisition of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva has survived the acquisition and has become our wholly-owned subsidiary. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the acquisition agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described below, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

As set forth in the Agreement and Plan of Merger, referred to as the Merger Agreement, certain of the Altiva stockholders received only cash, certain of the stockholders received only common stock and certain of the stockholders received a combination of cash and common stock. For the benefit of those stockholders receiving shares under the Merger Agreement, we have entered into a registration rights agreement, referred to as the Registration Rights Agreement with such stockholders, pursuant to which we would register the shares for resale under the Securities Act of 1933, as amended. Pursuant to this obligation, on February 1, 2008, we filed a registration statement with the Securities and Exchange Commission registering the resale of these shares. This registration statement was declared effective by the Securities and Exchange Commission on February 7, 2008.

As a result of the acquisition, certain common stockholders of Altiva filed two actions against Altiva and each of the persons comprising the board of directors of Altiva. The stockholders claimed the board of directors breached its fiduciary duties in connection with the acquisition with Exactech, Inc. On December 10, 2008, the Delaware Chancery Court issued its opinion dismissing that action in its entirety, and plaintiffs did not appeal. In the second action, the plaintiffs sought appraisal of the fair value of their Altiva common stock. The appraisal action remains pending. We believe the appraisal claims of these stockholders are without merit, and Altiva intends to defend vigorously against the claims; however, we are unable to predict the ultimate outcome of this litigation.

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

During the fourth quarter of 2008 we recorded final adjustments to our purchase price allocation. The adjustments are a result of our finalizing the valuation of the identifiable intangible assets, our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and final expenses related to the Altiva shareholder litigation and other acquisition related expenses, which resulted in a net increase to goodwill of $1.7 million. We acquired assets of $6.6 million, assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $5.0 million was recognized primarily for certain net operating loss carry forwards. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives, and recognized $7.5 million of goodwill. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and customer lists with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

License Technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We paid approximately $1.4 million during 2008 and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

New Distribution Subsidiary in Japan

During the first quarter of 2008, we finalized arrangements to create a direct distribution operation in Japan, Exactech KK, Inc. or Exactech Japan, where we previously sold our products through an independent distributor. The direct operation sales and logistics subsidiary based in Tokyo enables us to directly control our Japanese marketing and distribution operations. During July 2008 Exactech Japan obtained the import registration to allow Exactech Japan to import our products for sale in Japan.

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million EUR at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the year ended December 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

Financing Activities

Financing activities provided net cash of $27.2 million during 2008, as compared to net cash used of $11.9 million during 2007. During 2008 we received proceeds of $19.8 million from the issuance of common stock, of which $18.7 million was from the public offering discussed below, $484,000 in proceeds from the participation of our employee stock purchase plan, and $669,000 was from proceeds upon exercise of stock options. We used the proceeds to fund capital expenditures and acquisitions. During 2008, we had net borrowings under our credit line of $8.8 million, as compared to net repayments of $11.1 million for 2007. Our commercial debt facilities decreased in 2008 by $1.7 million as a result of repayments during the year.

Public Stock Offering

On April 10, 2008, the Securities and Exchange Commission (the “Commission”) declared effective our Registration Statement on Form S-3 (File No. 333-150055) filed on April 2, 2008, with the Commission, referred to as the Registration Statement. The Registration Statement permits us to issue, in one or more offerings, shares of common stock, shares of preferred stock, and warrants at an aggregate initial offering price not to exceed $100 million.

On May 8, 2008, we entered into a placement agency agreement with each of Thomas Weisel Partners LLC, Canaccord Adams Inc., Robert W. Baird & Co. Incorporated and Noble Financial Capital Markets, together, referred to as the Placement Agents, pursuant to which the Placement Agents agreed to act as our placement agents in connection with an offering of 877,391 shares of our common stock, referred to as the Offering under the Registration Statement. Subsequently, we consummated the sale to certain institutional investors for 877,391 shares of common stock at a purchase price of $23.00 per share, for an aggregate purchase price of approximately $20.2 million. Net proceeds of the Offering were approximately $18.7 million after deducting the placement agency fees and offering expenses.

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation or SunTrust as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of December 31, 2008, there was $14.8 million outstanding under the new revolving line of credit bearing an interest rate of 2.68%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance outstanding under the bond at December 31, 2008 was $1.4 million bearing a variable rate of interest of 1.5%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2008, there was $2.9 million outstanding under this loan bearing a variable rate of interest equal to 2.0%. In February 2003, we entered into an additional long-term loan of up to $1.5 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 3.5%, with a local lending institution for purposes of acquiring office and manufacturing equipment for our facility expansion. At December 31, 2008, $51,000 was outstanding under this loan bearing a variable rate of interest equal to 3.5%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At December 31, 2008, $1.6 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At December 31, 2008, there was $3.0 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at December 31, 2008.

Other Commitments

At December 31, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.4 million and outstanding commitments for the purchase of capital equipment of $3.7 million. Purchases under our distribution agreements were $7.9 million, $11.6 million, and $9.0 million in 2008, 2007, and 2006, respectively.

Effective December 31, 2007, we terminated our agreement with Waldemar Link for the distribution of the Link hip, knee and ankle products, primarily due to growth and profitability issues related to currency exchange. Waldemar Link reimbursed us approximately $10.0 million for inventory and expenses, including surgical instrumentation that remained at the end of 2007.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations at December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Industrial Revenue Bond	$1,400	$200	$400	$400	$400
Commercial construction loan	2,935	210	420	420	1,885
Commercial equipment loans	1,685	645	1,040	—	—
Commercial real estate loan	3,005	360	799	912	934
Line of credit	14,802	—	—	14,802	—
Interest on long-term debt (1)	3,084	733	1,271	849	231
Operating leases	1,678	463	576	423	216
Other long-term obligations(2)	2,029	331	615	1,083	—
Purchase obligations	18,037	18,037	—	—	—

	$48,655	$20,979	$5,121	$18,889	$3,666

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2008, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)	Other long-term obligations include purchase price supplement and other long-term liabilities assumed as a part of our acquisitions during 2008.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management’s opinion, our critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation, accrued liabilities, and provision for income taxes.

Allowance for Doubtful Accounts and Sales Returns – Our accounts receivable consist primarily of amounts due from hospitals and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2008, our allowance for doubtful accounts was $785,000 as compared to $436,000 at December 31, 2007, which increased partially as a result of our two acquisitions. As a percentage of accounts receivable, the allowance increased to 2.5% as compared to 1.9%. At December 31, 2008, our allowance for sales returns was $221,000 as compared to $227,000 at December 31, 2007.

Revenue Recognition – We recognize revenue on our domestic sales and sales from our international subsidiaries upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we do not maintain an allowance for sales returns. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. We estimate an allowance for sales returns on our international customers based upon an analysis of our prior returns experience. We continually evaluate new and current customers for collectability based on various factors including, past history with the customer, evaluation of their credit worthiness, and current economic conditions.

Excess and Obsolete Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We provide significant loaned implant inventory to non-distributor customers. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2008 and 2006 were $1,860,000 and $269,000, respectively. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to the reimbursement for inventory we received from Waldemar Link upon termination of our agreement, which was previously included in our slow moving inventory estimate. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment. Inventory is also reviewed for the ability to turn over the inventory within the following year, and total inventory that is not projected to be sold during the following twelve month period based on projected cost of goods sold is classified as a non-current asset on the consolidated balance sheets. As of December 31, 2008 and 2007, we had no inventory recorded as non-current.

Goodwill and Other Intangible Assets – We assess the value of goodwill and other intangibles in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. Goodwill is not amortized but is evaluated annually for impairment, or sooner if a triggering event occurs. In testing goodwill for impairment we make assumptions regarding estimated future cash flows and other factors to determine fair value. We also experience fluctuations in the book value of goodwill due to foreign currency fluctuations. Changes to these estimates and currency fluctuations could cause an impairment of goodwill to occur. In assessing the value of other intangible assets, we make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation – Our wholly owned subsidiaries, Exactech Asia, Exactech (UK), Ltd, Exactech Japan, and France Medica. Are fully consolidated after all material intercompany transactions and balances have been eliminated.

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

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 did not have a material impact on our financial condition, results of operations, or cash flows, as management determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the year ended December 31, 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2005 and forward remain open to examination under United States statutes of limitation.

Fair Value Measures – Financial Assets and Liabilties

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact on our consolidated financial statements.

The fair value hierarchy established under SFAS 157 prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The fair value of our interest rate swap agreement is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the year ended December 31, 2008, we have determined the interest rate swap to be effective.

We have deferred adoption of SFAS 157 for non-financial assets and liabilities until the first quarter of 2009. We are currently evaluating the impact that adoption will have on our financial condition, results of operations or cash flows.

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

The following table sets forth information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $23,000 for 2009. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2008, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2008 (in thousands, except percentages):

	2009	2010	2011	2012	Thereafter	Total
Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$600	$1,400
Weighted average interest rate	2.4%

Commercial construction loan at variable interest rate	210	210	210	210	2,095	2,935
Weighted average interest rate	4.4%

Commercial equipment loan at variable interest rate	51	—	—	—	—	51
Weighted average interest rate	4.6%

Commercial equipment loan at variable interest rate	594	594	446	—	—	1,634
Weighted average interest rate	5.7%

Commercial real estate loan at fixed rate swap	360	386	412	441	1,406	3,005
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	—	14,802	14,802
Weighted average interest rate	3.8%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the year ended December 31, 2008, translation losses were $805,000, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR during the last half of 2008. During the year ended December 31, 2007, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for 2008 and 2007 were $229,000 and $152,000, respectively, primarily due to the strength of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited the consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

Gainesville, Florida

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Exactech, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Exactech, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14, the 2006 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

Deloitte & Touche LLP

Certified Public Accountants
Jacksonville, Florida
March 16, 2007
(March 14, 2008 as to Note 14)

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(in thousands, except share and per share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,285	$2,038
Trade receivables, net of allowances of $1,006 and $663	31,750	23,106
Prepaid expenses and other assets, net	2,193	1,185
Income taxes receivable	359	27
Inventories	61,866	44,201
Deferred tax assets	1,119	306

Total current assets	100,572	70,863
PROPERTY AND EQUIPMENT:
Land	1,231	1,140
Machinery and equipment	21,528	17,364
Surgical instruments	38,012	29,165
Furniture and fixtures	2,746	2,366
Facilities	13,551	12,312
Projects in process	2,221	609

Total property and equipment	79,289	62,956
Accumulated depreciation	(32,950)	(26,649)

Net property and equipment	46,339	36,307
OTHER ASSETS:
Notes receivable – related party	—	4,394
Deferred financing and deposits, net	2,252	1,041
Other investments	1,387	(37)
Product licenses and designs, net	2,724	1,355
Patents and trademarks, net	2,272	2,184
Customer relationships, net	2,418	—
Goodwill	9,556	352

Total other assets	20,609	9,289

TOTAL ASSETS	$167,520	$116,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,065	$9,423
Income taxes payable	242	103
Accrued expenses	5,697	5,621
Other current liabilities	1,370	374
Current portion of long-term debt	1,415	1,646

Total current liabilities	21,789	17,167
LONG-TERM LIABILITIES:
Deferred tax liabilities	835	2,505
Line of credit	14,802	—
Long-term debt, net of current portion	7,610	9,025
Other long-term liabilities	869	124

Total long-term liabilities	24,116	11,654

Total liabilities	45,905	28,821
COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 12,701,809 and 11,611,674 shares issued and outstanding	127	116
Additional paid-in capital	51,223	27,388
Accumulated other comprehensive loss, net of tax	(1,019)	(57)
Retained earnings	71,284	60,191

Total shareholders’ equity	121,615	87,638

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,520	$116,459

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
NET SALES	$161,730	$124,209	$102,430
COST OF GOODS SOLD	58,620	43,758	36,571

Gross profit	103,110	80,451	65,859
OPERATING EXPENSES:
Sales and marketing	51,263	38,699	30,012
General and administrative	16,471	10,984	9,955
Research and development	9,255	8,126	6,241
Impairment loss	—	1,519	—
Depreciation and amortization	7,569	6,156	5,718

Total operating expenses	84,558	65,484	51,926

INCOME FROM OPERATIONS	18,552	14,967	13,933

OTHER INCOME (EXPENSE):
Interest income	14	371	238
Interest expense	(1,110)	(1,321)	(2,179)
Other income (expense)	485	(72)	—
Foreign currency exchange loss	(229)	(152)	(114)

Total other expenses	(840)	(1,174)	(2,055)

INCOME BEFORE INCOME TAXES	17,712	13,793	11,878

PROVISION FOR INCOME TAXES
Current	4,717	4,972	4,348
Deferred	1,804	(113)	(394)

Total provision for income taxes	6,521	4,859	3,954

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	11,191	8,934	7,924

EQUITY IN NET LOSS OF OTHER INVESTMENTS	(98)	(451)	(172)

NET INCOME	$11,093	$8,483	$7,752

BASIC EARNINGS PER SHARE	$0.90	$0.73	$0.68

DILUTED EARNINGS PER SHARE	$0.87	$0.72	$0.67

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	11,372	$114	$23,698	$43,956	$(35)	$67,733
Exercise of stock options	117	1	709	—	—	710
Issuance of restricted common stock for services	2	—	24	—	—	24
Issuance of common stock under Employee Stock Purchase Plan	27	—	267	—	—	267
Compensation cost of stock options	—	—	222	—	—	222
Tax benefit from exercise of stock awards	—	—	185	—	—	185
Comprehensive Income:
Net income	—	—	—	7,752	—	7,752
Change in fair value of cash flow hedge, net of tax	—	—	—	—	30	30

Other comprehensive income						30

Comprehensive income						7,782

Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923
Exercise of stock options	53	1	601	—	—	602
Issuance of restricted common stock for services	11	—	212	—	—	212
Issuance of common stock under Employee Stock Purchase Plan	29	—	272	—	—	272
Compensation cost of stock options	—	—	1,126	—	—	1,126
Tax benefit from exercise of stock awards	—	—	72	—	—	72
Comprehensive Income:
Net income	—	—	—	8,483	—	8,483
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(52)	(52)

Other comprehensive loss						(52)

Comprehensive income						8,431

Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638
Exercise of stock options	70	1	668	—	—	669
Issuance of common stock for acquisitions	114	1	2,540	—	—	2,541
Issuance of common stock upon public offering	877	9	18,668	—	—	18,677
Issuance of common stock under Employee Stock Purchase Plan	29	—	484	—	—	484
Compensation cost of stock options	—	—	1,088	—	—	1,088
Tax benefit from exercise of stock awards	—	—	387	—	—	387
Comprehensive Income:
Net income	—	—	—	11,093	—	11,093
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(157)	(157)
Change in currency translation	—	—	—	—	(805)	(805)

Other comprehensive loss						(962)

Comprehensive income						10,131

Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$11,093	$8,483	$7,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	113	91	114
Inventory impairment (recovery)	1,860	(733)	269
Depreciation and amortization	8,524	6,908	6,342
Restricted common stock issued for services	—	212	24
Compensation cost of stock awards	1,088	1,126	222
Tax benefit from exercise of stock options	387	77	185
Excess tax benefit from exercise of stock options	(387)	(77)	(201)
Loss on disposal of equipment	237	1,278	208
Loss on impairment	—	1,519	—
Forward currency option (gain) loss	(485)	72	—
Foreign currency exchange loss	229	152	114
Equity in net loss of other investments	98	451	172
Deferred income taxes	1,804	(113)	(394)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,151)	(5,673)	(278)
Income taxes receivable	(98)	192	(219)
Prepaids and other assets	(769)	(15)	251
Inventories	(13,043)	6,953	2,444
Accounts payable	(209)	3,576	(4,384)
Income taxes payable	(95)	(10)	(254)
Accrued expense and other liabilities	(2,306)	1,445	1,099

Net cash provided by operating activities	4,890	25,914	13,466

INVESTING ACTIVITIES:
Notes receivable issued to related party	—	(1,490)	(851)
Investment in forward currency option	609	(196)	—
Investment in license technology	(1,372)	—	—
Investment in escrow fund	(890)	—	—
Purchase of product licenses and designs	(484)	(600)	—
Purchases of property and equipment	(16,089)	(11,710)	(6,024)
Cost of patents and trademarks	(21)	—	(171)
Proceeds from sale of property and equipment	46	—	—
Acquisitions of subsidiaries, net of cash acquired	(12,385)	—	(250)

Net cash used in investing activities	(30,586)	(13,996)	(7,296)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	8,814	(11,116)	(6,212)
Principal payments on debt	(1,646)	(1,630)	(1,259)
Proceeds from long-term debt	—	—	1,189
Debt issuance costs	(183)	(91)	(67)
Excess tax benefit from exercise of stock options	387	77	201
Proceeds from issuance of common stock	19,830	874	977

Net cash provided by (used in) financing activities	27,202	(11,886)	(5,171)

Effect of foreign currency translation on cash and cash equivalents	(259)	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,247	32	999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,038	2,006	1,007

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,285	$2,038	$2,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$941	$1,244	$1,982
Income taxes	4,806	4,666	4,427
Noncash investing and financing activities:
Conversion of note receivable for acquisition	$4,394	$—	$—
Issuance of securities for acquisitions	2,541
Purchase price supplement payable	402	—	17
Cash flow hedge, net of tax expense	(157)	(52)	30

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. The Company is headquartered in Gainesville, Florida with its principal market in the United States; however, Exactech distributes its products in more than thirty international markets through a network of independent distributors and wholly owned subsidiaries. In China, the Company markets its products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., and in Japan through Exactech KK. In April 2008, the Company acquired its French distributor, France Medica.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Exactech, Inc. and its subsidiaries. Our subsidiary Exactech Spine, formerly Altiva Corporation, was included in the consolidated financial statements as of its acquisition date, January 2, 2008. Our subsidiary France Medica, has been included in the consolidated financial statements as of its acquisition date, April 1, 2008. References in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

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

Our accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to independent international distributors in U.S. dollars, however our international subsidiaries mainly invoice sales in their respective functional currencies, which make our accounts receivable subject to currency exchange rate risk. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of past due receivables.

Financial Instruments – Exactech’s financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on Exactech. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the years ended December 31, 2008 and 2006 were $1,860,000 and $269,000, respectively. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to the reimbursement for inventory we received from Waldemar Link upon termination of our agreement, which was previously included in our slow moving inventory estimate. See Note 9 – Commitments and Contingencies for discussion on the termination of the agreement. Inventory is also reviewed for the ability to turn over the inventory within the following year, and any inventory that is not projected to be sold during the following twelve month period is classified as a non-current asset on the consolidated balance sheets. As of December 31, 2008 and 2007, all inventory was classified as current.

The following table summarizes inventory classification as of December 31, (in thousands):

	2008	2007
Raw materials	$15,742	$11,562
Work in process	1,363	962
Finished goods on hand	23,631	17,351
Finished goods on loan	21,130	14,326

Inventory total	$61,866	$44,201

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $7,729,000, $6,393,000, and $5,827,000, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition – For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Exactech’s U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2008 and 2007, our allowance for sales returns was $221,000 and $227,000, respectively. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

Deferred Financing Costs – Deferred financing costs of $369,000 and $319,000 are stated net of amortization of $116,000 and $133,000 at December 31, 2008 and 2007, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

Goodwill and Other Intangible Assets – We account for our goodwill and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is evaluated annually for impairment, and is not deductible for tax purposes. Our other intangible assets are comprised of licenses and designs, customer lists, patents, and trademarks, which we amortize on a straight-line basis over their estimated useful lives. In determining the appropriate useful lives and amortization methodology, we analyze various factors including estimated future cash flows. We evaluate our other intangible assets for impairment issues on a quarterly and annual basis.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Accrued Expenses – Accrued expenses as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Commissions payable	$2,601	$2,607
Compensation payable	1,809	2,004
Royalties payable	851	839
Price supplement payable	206	—
Miscellaneous accrued expenses	230	171
	$5,697	$5,621

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

Options and Stock Awards – We account for stock-based compensation granted to our directors and employees in accordance with the provisions of SFAS 123, revised 2004 (“SFAS 123R”), “Share-Based Payments”. The standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method in APB No. 25. We adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition to compensation cost of the fair value of our stock-based compensation granted to employees and directors.

We apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

Exactech’s 2003 Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. At the discretion of the Compensation Committee of the Company’s Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 11 – Common Shareholders’ Equity for additional information regarding our stock option awards, including the ESPP.

Hedging Activities – Exactech accounts for its derivative hedging activities in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, as amended. SFAS 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Exactech’s policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swap on a quarterly basis, and have determined the interest rate swap to be effective. Exactech does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company’s interest rate swap agreement is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $214,000 and $57,000 as of December 31, 2008 and 2007, respectively.

In November 2007, we purchased a forward currency call option, granting us the right to purchase 6.0 million EUR at a strike price of 1.4689. The forward currency call option expired in March 2008. We paid a premium of $196,000, which we recorded as a current asset on our consolidated balance sheets and adjusted to the fair value of the forward option based on dealer quotes. For the year ended December 31, 2007, we recorded a loss of $72,000 on the consolidated statements of income. For the year ended December 31, 2008, we recorded a gain of $485,000. Upon expiration we received proceeds of $609,000 for the forward currency option.

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi (CNY), our Japanese subsidiary is the Japanese Yen (JPY), and our French subsidiary is the Euro (EUR). The activities of these foreign subsidiaries are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. At December 31, 2008, translation losses were $805,000, which were primarily due to the fluctuation in exchange rates and the weakening of the Euro during the last half of 2008. During the year ended December 31, 2007, translation losses were not significant. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income. We recognized currency transaction losses of $229,000, $152,000, and $114,000 in 2008, 2007, and 2006 respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, and for foreign currency translation effects. The following table provides information on the components of the Company’s other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2006	$(5)	$—	$(5)
2007 Adjustments	(52)	—	(52)

Balance December 31, 2007	(57)	—	(57)
2008 Adjustments	(157)	(805)	(962)

Balance December 31, 2008	$(214)	$(805)	$(1,019)

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS 160 is effective beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS 160 is prohibited. We are currently evaluating the requirements of SFAS 160 and have not yet determined the impact on our financial condition, results of operations or cash flows.

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

3. FAIR VALUE MEASURES

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact on our consolidated financial statements.

The fair value hierarchy established under SFAS 157 prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$348	$—	$348	$—

Total	$348	$—	$348	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the year ended December 31, 2008, we have determined the interest rate swap to be effective.

We have deferred adoption of SFAS 157 for non-financial assets and liabilities until the first quarter of 2009. We are currently evaluating the impact that adoption will have on our financial condition, results of operations or cash flows.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2008 and 2007 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2007	$137	$44	$85	$44	$42	$352
2007 change	—	—	—	—	—	—

Balance as of December 31, 2007	137	44	85	44	42	352
Acquired goodwill	872	195	7,468	225	627	9,387
Foreign currency translation effects	83	19	—	21	60	(183)

Balance as of December 31, 2008	$926	$220	$7,553	$248	$609	$9,556

During the fourth quarter of 2008 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment in our analysis of the goodwill acquired in our Chinese subsidiary, Exactech Asia, our French subsidiary, France Medica, or Exactech Spine (formerly Altiva).

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2008 and 2007 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2008
Product licenses and designs	$3,874	$1,150	$2,724	9.1
Customer relationships	2,635	217	2,418	7.0
Patents and trademarks	3,823	1,551	2,272	13.3

Balance at December 31, 2007
Product licenses and designs	$2,218	$863	$1,355	8.9
Patents and trademarks	3,446	1,262	2,184	14.1

Our Product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of seven years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. We recognized amortization expense on our intangible assets of $797,000, $515,000, and $515,000 for the three years ended December 31, 2008, 2007 and 2006, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets (in thousands):

	Year ending December 31,
	2009	2010	2011	2012	2013
Product licenses and designs	$420	$409	$409	$377	$310
Customer relationships	376	376	376	376	376
Patents and trademarks	282	281	270	258	222

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

5. ACQUISTIONS

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $402,000 for the minimum 50% due of future supplement payments, of which $206,000 was recorded as a current liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $281,000, will be established upon disbursement of contingent price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of December 31, 2008, the escrow fund for 570,000 EUR is recorded at the translated amount of $804,000, based on the exchange rate as of the end of December of $1.41 per 1.00 EUR. The escrow will be recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The 180,000 EUR will be treated similarly upon establishment of the escrow fund. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

We could have potential adjustments to our preliminary purchase price allocation primarily due to our uncertain contingencies and evaluation of our acquired deferred tax liability. The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of April 1, 2008 (in thousands):

Total
Cash	$6,314
Exactech Common stock	955
Acquisition expenses	911
Price supplement payable	1,747

Purchase price	9,927
Less:
Current assets acquired	10,031
Property and equipment acquired	1,383
Long-term assets acquired	30
Current liabilities assumed	(3,673)
Long-term liabilities assumed	(570)
Assigned to identifiable intangible assets	1,495
Deferred tax liability assumed	(472)

Total value	8,224

Goodwill recognized	$1,703

As of December 31, 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $183,000, for a net adjustment to goodwill of $33,000.

In allocating the preliminary purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis.

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

Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva, pursuant to the acquisition of our wholly-owned subsidiary, Exactech Spine, Inc., a Florida corporation, with and into Altiva, with the result that Altiva has survived the acquisition and has become our wholly-owned subsidiary. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described in Note 9 – Commitments and Continencies, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

Our purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. During the fourth quarter of 2008 we recorded final adjustments to our purchase price allocation. The adjustments are a result of our finalizing the valuation of the identifiable intangible assets, our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and final expenses related to the Altiva shareholder litigation and other acquisition related expenses, which resulted in a net increase to goodwill of $1.7 million. The following table summarizes the final purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of October 2003 for the initial 16.7% and as of January 2008 for the remaining 83.3% (in thousands):

	Initial 16.7%	Remaining 83.3%	Total
Cash	$1,000	$5,058	$6,058
Exactech Common stock	—	1,585	1,585
Conversion of debt	—	4,300	4,300
Acquisition expenses	—	437	437

Purchase price	1,000	11,380	12,380

Less:
Current assets acquired	—	5,933	5,933
Property and equipment acquired	—	682	682
Current liabilities assumed	—	(2,459)	(2,459)
Line of credit assumed	—	(5,988)	(5,988)
Long-term liabilities assumed	—	(1,233)	(1,233)
Assigned to identifiable intangible assets	—	2,812	2,812
Deferred tax asset acquired and for step-up in fair value	—	5,028	5,028
Other acquisition adjustments	92	45	137

Total value	92	4,820	4,912

Goodwill recognized	$908	$6,560	$7,468

Included in the other acquisition adjustments are accumulated losses for 2003 through 2007 recognized by us for $1.4 million offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and a customer list with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets will be amortized on a straight line basis.

A net deferred tax asset in the amount of $5.0 million was recognized primarily for certain net operating loss carry forwards that we believe will more-likely-than-not be utilized.

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

6. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

Current:	2008	2007	2006
Federal	$3,556	$4,273	$3,670
State	919	699	678
Foreign	242	—	—

Total current	4,717	4,972	4,348

Deferred:
Federal	2,066	(62)	(271)
State	259	(52)	(123)
Foreign	(521)	1	—

Total deferred	1,804	(113)	(394)

Total provision	$6,521	$4,859	$3,954

The components of income before income taxes were as follows (in thousands):

	2008	2007	2006
United States	$18,151	$13,886	$12,055
Foreign	(439)	(93)	(177)

Total	$17,712	$13,793	$11,878

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
Statutory Federal rate	35.0%	35.0%	34.0%
State income taxes (net of Federal income tax benefit)	4.6	3.0	2.8
Incentive stock options	1.6	2.3	—
Domestic manufacturer’s deduction	(1.4)	(1.9)	—
R&D credit	(2.3)	(2.6)	(2.3)
Other	(0.5)	0.6	(0.5)

	37.0%	36.4%	34.0%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Basis difference in property and equipment	$6,766	$3,815
Basis difference in intangibles	638	—
Other	7	5

Gross deferred tax liabilities	7,411	3,820
Deferred tax assets:
Accrued liabilities and reserves not currently deductible	620	353
Inventory basis difference	1,953	670
Basis difference in patents	—	68
Non-qualified stock options	302	131
Equity investment	—	399
Loss carryforwards	8,886	242
Valuation allowance	(4,066)	(242)

Gross deferred tax assets	7,695	1,621

Net deferred tax (assets) liabilities	$(284)	$2,199

At December 31, 2008, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $33.4 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. This deferred tax asset was $8.9 million and $242,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008, a valuation allowance of $4.1 million was charged against this deferred tax asset assuming that these losses will not be fully realized. During the year ended December 31, 2008, we reassessed the valuation allowances charged against the loss carry forwards of our subsidiaries in the United Kingdom and Japan based on their performance during 2008 and expected performance in 2009, and determined that we will more likely than not realize the tax benefit of these losses. As of December 31, 2007, a valuation allowance of $242,000 was charged against these deferred tax assets assuming these losses would not be realized. During the year ended December 31, 2008, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for depreciation of property and equipment due to the election of bonus depreciation for tax and the acquisitions of Altiva Corporation and France Medica. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be permanently reinvested or can be recovered in a tax-free manner.

On January 2, 2008, we completed the acquisition of Altiva Corporation. With the acquisition, we acquired the net operating loss carry forwards of Altiva for U.S. federal and state jurisdictions in an aggregate, final amount of $32.6 million. A net deferred tax asset in the amount of $5.0 million was recognized as a result of the acquisition, primarily for certain net operating loss carry forwards that we believe will more-likely-than-not be realized. At December 31, 2008, these loss carry forwards result in a deferred tax asset of $8.1 million. A valuation allowance of $3.9 million has been charged against this deferred tax asset due to limitations imposed by the various tax regulations on the utilization of these loss carry forwards.

On April 1, 2008, we completed the acquisition of France Medica. With the acquisition, we acquired a net operating loss carry forward of France Medica for French jurisdictions in an aggregate amount of $271,000, with a resulting deferred tax asset of $90,000. At December 31, 2008, this loss carry forward was fully realized to offset net operating income for the full year ended December 31, 2008.

In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2008 and 2007, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

7. DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2008	2007
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015- 2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (1.52% as of December 31, 2008); proceeds used to finance construction of current facility	$1,400	$1,600

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (2.01% as of December 31, 2008); proceeds used to finance expansion of current facility	2,935	3,145

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5% (3.50% as of December 31, 2008); proceeds used to finance equipment for facility expansion	51	356

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of December 31, 2008); proceeds used to finance equipment for production facility expansion	1,634	2,228

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	3,005	3,342

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (2.68% as of December 31, 2008). Proceeds used to fund inventory purchases.	14,802	—

Total debt	23,827	10,671
Less current portion	(1,415)	(1,646)

	$22,412	$9,025

The following is a schedule of debt maturities as of December 31, 2008:

2009	$1,415
2010	1,390
2011	1,269
2012	851
2013	15,682
Thereafter	3,220

$23,827

Industrial Revenue Bond Note Payable

In November 1997, Exactech entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida (the “City”), pursuant to which the City issued its industrial revenue bonds and loaned the proceeds to the Company. The bonds are secured by an irrevocable letter of credit issued by a bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2008. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. Exactech was in compliance with all such covenants at December 31, 2008. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The loans are secured by the purchased equipment. The financing agreements contain financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. We were in compliance with all such covenants at December 31, 2008. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by the Company’s real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge within the meaning of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The interest rate swap notional amount and terms coincide with the underlying debt terms. The notional amount on the swap agreement amortizes along with the underlying debt such that the notional amount is reduced by the monthly principal payments. We analyze the effectiveness of our interest rate swap and have determined the interest rate swap to be effective, as such there is no ineffectiveness to be recorded. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2008. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Line of Credit

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, an Alabama banking corporation (“SunTrust”) as administrative agent and swingline lender and other potential lenders. The current credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility.

8. RELATED PARTY TRANSACTIONS

Exactech has entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of its products. Some of the Company’s officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $2,155,000, $1,559,000 and $1,074,000 in 2008, 2007 and 2006, respectively, and accounts payable balance as of December 31, 2008 and 2007, was $133,000 and $81,000, respectively. Brighton Partners is deemed to be 24% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly own 4.6% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owns 2.8% of Brighton Partners. Other executive officers of the Company own less than 3% of Brighton Partners, Inc.

Exactech has entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2008, 2007 and 2006, as compensation under the consulting agreement.

Exactech has entered into consulting agreements with certain of its executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During each of the years ended December 31, 2008, 2007 and 2006, we paid royalties in aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements each were subject to a ceiling of $150,000 per year.

9. COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2008 and 2007, we maintained no accrual for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $2.6 million during 2008.

As a part of our comprehensive hard bearing program, we entered into a purchase and distribution agreement (the “Agreement”) with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believe will adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the full carrying value of the asset, was $1.5 million before income taxes, and is included as an operating expense in our consolidated statement of income. Subsequently, we filed an arbitration claim with the American Arbitration Association (“AAA”) seeking to clarify our rights under the Agreement. The full hearing was conducted in September of 2008. Subsequently, in the interim award of November 17, 2008, and the final award of January 5, 2009, the Panel found Dimicron in breach of the Agreement, and granted Exactech declaratory relief thereunder.

On December 31, 2007, as a result of our acquisition of Altiva, certain common stockholders of Altiva filed two actions in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva (the “Altiva Board”). The stockholders claimed the Altiva Board breached its fiduciary duties in connection with the acquisition with Exactech, Inc. On December 10, 2008, the Delaware Chancery Court issued its opinion dismissing that action in its entirety, and plaintiffs did not appeal. In the second action, the plaintiffs sought appraisal of the fair value of their Altiva common stock. The appraisal action remains pending. We believe the appraisal claims of these stockholders are without merit, and Altiva intends to defend vigorously against the claims; however, we are unable to predict the ultimate outcome of this litigation.

Purchase Commitments – At December 31, 2008, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.4 million and outstanding commitments for the purchase of capital equipment of $3.7 million. Purchases under our distribution agreements were $7.9 million, $11.6 million, and $9.0 million in 2008, 2007, and 2006, respectively.

Effective December 31, 2007, we terminated our agreement with Waldemar Link for the distribution of the Link hip, knee and ankle products, primarily due to growth and profitability issues related to currency exchange. Waldemar Link reimbursed us approximately $10.0 million for inventory and expenses, including surgical instrumentation that remained at the end of 2007.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.4 million during 2008, and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies – As part of the acquisition agreement with France Medica, a contingent purchase price supplement is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods and employment conditions maintained. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. The funds withheld under these guarantees will be distributed in three annual installments, less any deductions for damages. Amounts paid out under these contingencies will be recognized when they are determinable with certainty. See Note 5 for further discussion on the France Medica acquisition and the related contingencies.

10. PENSION PLAN

We currently sponsor a defined contribution 401(k) plan for our employees. Beginning for 2008, Exactech provides matching contributions of 100% on the first 5% of salary deferral by employees. Prior to 2008, Exactech provided matching contributions of 100% on the first 3% of salary deferral by employees. The Company’s total contributions to this plan during 2008, 2007 and 2006 were $678,000, $394,000 and $353,000, respectively.

11. COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2008			2007			2006
	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
Net income	$11,093			$8,483			$7,752
Basic EPS:
Net income	$11,093	12,317	$0.90	$8,483	11,568	$0.73	$7,752	11,441	$0.68

Effect of dilutive securities:
Stock options		418			261			210

Diluted EPS:

Net income plus assumed conversions	$11,093	12,735	$0.87	$8,483	11,829	$0.72	$7,752	11,651	$0.67

For the year ended December 31, 2008, weighted average options to purchase 89,000 shares of common stock at exercise prices in the range of $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2007, weighted average options to purchase 314,000 shares of common stock at exercise prices in the range of $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2006, weighted average options to purchase 472,000 shares of common stock at prices ranging from $14.12 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

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

Stock-based Compensation Awards:

Exactech sponsors an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. As of December 31, 2008, there were 351,069 total remaining shares issuable under the 2003 Plan. During 2008, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock, as discussed herein.

Stock Options:

A summary of the status of fixed stock option grants under our stock-based compensation plans as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

	2008		2007		2006
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price

Outstanding - January 1	1,209,533	$13.92	1,025,380	$12.30	1,053,959	$11.41
Granted	15,000	26.43	251,420	19.60	108,500	14.27
Exercised	(70,171)	9.53	(53,433)	9.68	(117,079)	6.07
Expired/Forfeited	(2,833)	19.43	(13,834)	13.76	(20,000)	12.76

Outstanding - December 31	1,151,529	$14.33	1,209,533	$13.92	1,025,380	$12.30

Options exercisable at year end	938,272	$13.46	927,510	$12.79	862,406	$12.02

Weighted average fair value per share of options vested during the year		$9.57		$8.49		$9.29

Weighted average fair value per share of options granted during the year		$10.32		$8.17		$9.17

As of December 31, 2008, the options outstanding of 1,151,529 had a weighted average remaining contractual term and aggregate intrinsic value of 4.48 years and $4,050,000, respectively. As of December 31, 2008, options vested and expected to vest of 1,076,772, had a weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of $14.11, 4.38 years and $3,962,000, respectively. As of December 31, 2008, the weighted average remaining contractual term and aggregate intrinsic value of options exercisable was 4.20 years and $3,840,000, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,148,000, $338,000 and $878,000, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 5.31 – 7.88	158,100	158,100	1.91
8.20 – 9.41	165,750	165,750	2.21
10.78 – 13.40	48,250	42,450	5.62
14.12 – 14.12	166,450	164,450	6.35
14.18 – 14.46	187,559	124,793	6.01
15.50 – 18.60	144,500	129,917	5.60
18.68 – 18.68	25,000	22,500	4.13
19.93 – 26.43	255,920	130,312	4.38

Total	1,151,529	938,272	4.48

Remaining non-exercisable options at December 31, 2008 become exercisable as follows:

2009	84,168
2010	81,000
2011	38,769
2012	9,320

	213,257

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. There were 15,000, 248,420 and 105,000 of such options granted to employees and non-employee directors during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007 and 2006, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 39, 41 and 53 percent, based upon Exactech’s historic volatility, risk-free interest rates of 3.4, 3.5 and 4.6 percent, and expected lives of 5, 5 and 9 years, based upon historic exercise activity of such options.

During the year ended December 31, 2008, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries. During the years ended December 31, 2007 and 2006, there were 3,000 and 3,500 options granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, respectively. Options granted to non-employees typically vest ratably over a period of three to five years from the date of grant and expire in seven years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. At December 31, 2008, there were 29,050 of such options outstanding, of which, 20,684 were exercisable.

The compensation cost that has been charged against income for the 2003 Plan was $1,088,000, $1,033,000, and $246,000 and income tax benefit of $142,000, $168,000, and $84,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Included in the above compensation cost is Non-employee stock compensation expense of approximately $14,000, $62,000, and $36,000, net of taxes, during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, total unrecognized compensation cost related to nonvested awards was $681,000 and is expected to be recognized over a weighted-average period of 1.76 years.

Restricted Stock Awards:

Under the 2003 Plan, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. We did not grant any restricted stock awards during 2008. During December 2007, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,820 shares of common stock, or a stock award of 1,940 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. These stock awards were considered fully vested at each of the grant dates, and contained no restrictions from trading. There was no service period and thus, no risk or provision for forfeiture. We recognized $160,000 as an operating expense for the grant date fair value for the grant of 7,760 shares of our common stock to the members of our board of directors that selected the stock awards. The weighted average grant date fair value per share for the grant in the year ended December 31, 2007 was $20.62.

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

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 29,000, 29,000 and 27,000 shares in the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2008, 2007 and 2006, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 36, 31 and 36 percent; and risk-free interest rates of 3.3, 5.1 and 4.5 percent. The weighted-average fair value of those purchase shares granted in 2008, 2007 and 2006 was $5.22, $3.35, and $2.95, respectively. There are 29,944 shares remaining available to purchase under the plan at December 31, 2008.

12. OPERATING LEASES

The following schedule summarizes our current operating lease agreements as of December 31, 2008:

Description	Location	Square Feet	Lease Term Date	Annual Lease ($)
Prototype & Testing Lab	Gainesville, FL	9,500	07/31/2009	49,000	(1)
Tri-State Sales Office	Great Neck, NY	1,000	03/31/2010	28,000
SE Ohio Sales Office	Lima, OH	2,327	04/30/2011	35,000
Exactech Canada Sales Office	Mt. Hope, ON	4,200	12/31/2013	18,000
Instrument Manufacturing Shop	Sarasota, FL	13,125	06/30/2013	117,000
Sales Office	Redditch, England	800	03/31/2013	12,000	(2)
Sales Office	Tokyo, Japan	2,239	01/31/2010	67,000	(2)
Sales Office	Shanghai, PROC	2,000	02/28/2010	41,000	(2)
Warehouse (Lille)	Capinghem, France	3,714	08/14/2016	63,000	(2)
Office space	Illkirch, France	2,217	03/31/2015	38,000	(2)
Automobile lease	Capinghem, France	—	12/31/2010	15,000	(2)

(1)	As part of a modified lease agreement we have entered into a nonbinding option to purchase this leased property
(2)	Annual lease amounts are translated into US Dollar using December 31, 2008 exchange rates.

Rent expense associated with operating leases was $524,000, $194,000 and $173,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2008 (in thousands):

Year Ending December 31,
2009	$463
2010	316
2011	260
2012	248
2013	175

$1,462

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second		Third	Fourth		Total
2008
Net sales	$39,791	$43,695		$37,934	$40,310		$161,730
Gross profit	25,025	27,339		24,226	26,520		103,110
Net income	2,804	3,042		2,137	3,110	(1)	11,093
Basic EPS	0.24	0.25		0.17	0.25		0.90
Diluted EPS	0.23	0.24		0.16	0.24		0.87

2007
Net sales	$29,596	$31,559		$29,985	$33,069		$124,209
Gross profit	18,735	19,799		19,929	21,988		80,451
Net income	1,880	1,413	(2)	2,485	2,705		8,483
Basic EPS	0.16	0.12		0.22	0.23		0.73
Diluted EPS	0.16	0.12		0.21	0.23		0.72

(1)

Our 2008 fourth quarter net income was positively affected by an R&D tax credit of approximately $627,000, recorded during the fourth quarter, but was retroactively effective to the beginning of 2008. The R&D tax credit is a federal tax credit given to domestic companies that increase their expenditures on research and development activities.

(2)	The net income for the second quarter of 2007 includes an asset impairment loss for $1,519,000. See Note 4 for further discussion on the impairment.

14. SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Upon acquisition of our spine product line, in January 2008, we included this product line in the “other products” segment, however, due to the integration of the spine operations into the operations of our biologics segment we have realigned the spine product line to include it with the biologics segment. In 2006, we previously included our upper extremity product line in the “other products” segment, however, in 2007 due to the growth in the upper extremity segment we separated this segment and reclassified segment amounts for the prior period. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.

Total assets not identified with a specific segment are listed as “corporate” and include cash and cash equivalents, accounts receivable, income taxes receivable, deposits and prepaid expenses, deferred tax assets, land, facilities, office furniture and computer equipment, notes receivable, and other investments. Depreciation and amortization on corporate assets is allocated to the product segments for purposes of evaluating the income (loss) from operations, and capitalized surgical instruments are allocated to the appropriate product line supported by those assets.

Total gross assets held outside the United States as of December 31, 2008 was $15.1 million. Included in these assets is $8.5 million in surgical instrumentation and inventory, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning the Company’s reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee	Hip		Biologics And Spine	Extremities	Other	Corporate	Total

2008
Net sales	$72,629	$22,777		$26,453	$16,844	$23,027	$—	$161,730
Segment profit (loss)	12,240	574		2,424	4,581	(1,267)	(840)	17,712
Total assets, net	41,209	25,094		19,557	7,433	8,046	66,181	167,520
Capital expenditures	5,607	2,838		262	1,623	565	5,699	16,594
Depreciation and Amortization	2,978	1,717		572	501	213	2,543	8,524

2007
Net sales	$63,402	$22,589		$16,202	$9,539	$12,477	$—	$124,209
Segment profit (loss)	11,091	1,218	(1)	796	2,777	(915)	(1,174)	13,793
Total assets, net	30,870	20,941		4,340	4,411	5,097	50,800	116,459
Capital expenditures	2,741	1,786		353	849	828	5,753	12,310
Depreciation and Amortization	2,589	1,563		181	381	236	1,958	6,908

2006
Net sales	$53,573	$17,867		$13,344	$4,904	$12,742	$—	$102,430
Segment profit (loss)	10,285	2,095		667	1,473	(587)	(2,055)	11,878
Total assets, net	34,797	27,177		3,257	2,934	4,783	40,326	113,274
Capital expenditures	4,103	423		36	197	389	1,047	6,195
Depreciation and Amortization	2,573	1,658		229	214	393	1,275	6,342

(1)	The segment profit (loss) for the year ended December 31, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 4 for further discussion on the impairment.

Major Customer and International Operations

During each of the years ended December 31, 2008, 2007 and 2006, approximately 3% of the Company’s sales were derived from a major hospital customer. During the years ended December 31, 2008, 2007, and 2006, the Company’s distributor in Spain accounted for approximately 6%, 7% and 8%, respectively, of the Company’s sales. Geographic distribution of the Company’s sales are summarized in the following table (in thousands):

Year ended December 31,	2008	2007	2006
Domestic sales	$112,460	$96,541	$80,158
International sales	49,270	27,668	22,272

Total sales	$161,730	$124,209	$102,430

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Remediation of Material Weaknesses

As disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2008, management identified a material weakness in our internal control over financial reporting regarding our process for accounting for business combinations in connection with our acquisition of Altiva Corporation. We undertook a remediation plan that included enhancing our processes for income tax planning, additional staff training, and consultation with outside subject matter experts. During the fourth quarter of the fiscal year 2008, we completed testing of our internal controls over accounting for business combinations, and our management concluded that the material weakness had been remediated as of December 31, 2008.

While we believe our material weaknesses noted above are effectively remediated, internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

As of December 31, 2008, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and has issued an attestation report on our internal control over financial reporting, which is contained in Item 8 of this Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited Exactech, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the years ended December 31, 2008 and 2007 of the Company and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
March 13, 2009

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the 2008 fiscal year is incorporated herein by reference.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees and costs billed to us by McGladrey & Pullen, LLP, our principal accountant, for the fiscal years ended December 31, 2008 and 2007, were as follows for the referenced services:

Audit Fees

The aggregate fees billed by McGladrey & Pullen, LLP for professional services rendered for the integrated audit of our annual financial statements and internal controls over financial reporting for the fiscal years ended December 31, 2008 and 2007 and for the review of the financial statements in our quarterly reports on Form 10-Q for that fiscal year were $630,000 and $393,000, respectively.

Audit Related Fees

The aggregate fees billed by McGladrey & Pullen, LLP for professional services rendered for audit related professional services for the fiscal year ended December 31, 2008 were $91,000.There were no fees billed by McGladrey & Pullen, LLP for audit related professional services for the fiscal year ended December 31, 2007.

Tax Fees

McGladrey & Pullen, LLP did not provide professional tax services for the fiscal years ended December 31, 2008 or 2007.

All Other Fees

McGladrey & Pullen, LLP did not provide any other services for the fiscal years ended December 31, 2008 or 2007.

During the fiscal years ended December 31, 2008 and 2007, we had fees billed by Deloitte & Touche LLP, $112,000 and $24,000 for review work related to the audited financial statements for the fiscal year ended December 31, 2006.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of the firms’ independence in the conduct of their auditing functions. The Audit Committee’s charter provides the Audit Committee the authority to pre-approve all audit and allowable non-audit services to be provided to the Company by its outside auditors.

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

The Audit Committee annually reviews the performance of the independent auditors and the fees charged for their services.

PART IV

OTHER INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended(1)(6)
3.2	Registrant’s Bylaws(11)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)
3.4	Forms of Articles of Amendment to Articles of Incorporation(17)
4.1	Specimen Common Stock Certificate(1)
4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.8	Common Stock Purchase Rights Agreement(7)
10.6	Form of Employment Agreement between the Company and Gary J. Miller, Ph.D.(1) *
10.7	Amendment to employment agreement between the Company and R. William Petty, M.D. (14)*
10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery(1)
10.60	Loan Agreement, dated as of November 1, 1997, between the City of Gainesville, Florida and the Company(2)
10.61	Letter of Credit Agreement, dated as of November 1, 1997, between SunTrust Bank, North Central Florida and the Company(2)
10.62	Pledge and Security Agreement, dated as of November 1, 1997 between SunTrust Bank, North Central Florida and the Company(2)
10.63	Mortgage and Security Agreement, dated as of November 1, 1997, from the Company to SunTrust Bank, North Central Florida(2)
10.68	Office/Warehouse Lease, dated June 9, 2000, between Creel and Wilcox Development, LLC and the Company(3)
10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank, North Central Florida and the Company(4)
10.71	Exactech, Inc. 2003 Executive Incentive Compensation Plan(5) *
10.76	Business Loan Agreement, dated as of October 18, 2005, from the Company to SunTrust(9)
10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Company to SunTrust.(10)
10.78	Agreement and Plan of Merger, dated December 7, 2007, by and among the Company, Exactech Spine, Inc., Altiva and certain stockholders of Altiva.(12)
10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(13)
10.80	Placement Agency Agreement dated May, 8 2008, by and among the Company and certain placement agents (16)
10.81	Revolving Credit Agreement, dated June 13, 2008, by and among Exactech, Inc., the lenders from time to time party hereto, and SunTrust Bank(16)
10.82	Form of Revolving Credit Note (16)
10.83	Form of Swingline Note(16)

10.84	Security Agreement, dated June 13, 2008, by and among the Company, Exactech International, Inc., Altiva Corporation and SunTrust Bank(16)
10.85	Indemnity, Subrogation and Contribution Agreement, dated June 13, 2008, among those subsidiaries listed on Schedule I thereto and SunTrust Bank(16)
10.86	Subsidiary Guarantee Agreement, dated June 13, 2008, among each of the subsidiaries listed on Schedule I thereto and SunTrust Bank (16)
10.87	Employment Agreement between the Company and William Petty, M.D.(18)*.
10.88	Employment Agreement between the Company and David Petty, M.D.(19)*.
10.89	Employment Agreement between the Company and Betty Petty, M.D.(19)*.
10.90	Change of Control Plan (19)
14.1	Code of Business Conduct and Ethics(9)
21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
23.2	Independent Auditors’ Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

*	Compensation plan or arrangement

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Appendix A filed with the Company’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(6)	Incorporated by reference to Exhibit 3.1 filed with the Company’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(7)	Incorporated by reference to Exhibit 4.1 to the Company ‘s Registration Statement on Form 8-A, filed with the SEC on December 19, 2003.
(8)	Incorporated by reference to Appendix C filed with the Company’s Definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders held on May 2, 2003.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(11)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2007.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2007.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2007.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2007.
(15)	Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2008.
(16)	Incorporated by reference to Exhibits 10.80, 10.81, 10.82, 10.83, 10.84, and 10.85,

respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-150055) on April 2, 2008.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2008.
(19)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K/A, filed with the SEC on April 2, 2008.

(e)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2006	$458	$837		$(868)	$427
2007	427	395		(386)	436
2008	436	433	(1)	(84)	785
Allowance for sales returns
2006	—	145		—	145
2007	145	198		(116)	227
2008	227	(4)		(2)	221
(1)	Includes allowance for doubtful accounts balances acquired in our two acquisitions during 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2009		EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2009	By:	/s/ William Petty
William Petty
Chief Executive Officer
(principal executive officer)
and Chairman of the Board

March 13, 2009	By:	/s/ David Petty
David Petty
President and Director

March 13, 2009	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer
(principal financial officer and principal
accounting officer)

March 13, 2009	By:	/s/ Albert H. Burstein
Albert H. Burstein
Director

March 13, 2009	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr.
Director

March 13, 2009	By:	/s/ Paul E. Metts
Paul E. Metts
Director

March 13, 2009	By:	/s/ William B. Locander
William B. Locander
Director

March 13, 2009	By:	/s/ James G. Binch
James G. Binch
Director

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
23.2	Independent Auditors’ Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.