Form 10-Q
period 2009-03-31
EXACTECH INC
filed 2009-05-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $.01 par value	12,766,202

EXACTECH, INC.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	2

	Condensed Consolidated Statements of Income (unaudited) for the Three Month Periods Ended March 31, 2009 and March 31, 2008	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited) for the Three Month Period Ended March 31, 2009	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2009 and March 31, 2008	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three Month Periods Ended March 31, 2009 and March 31, 2008	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,375	$3,285
Accounts receivable, net of allowances of $1,307 and $1,006	33,910	31,750
Prepaid expenses and other assets, net	1,845	2,193
Income taxes receivable	190	359
Inventories—current	61,059	61,866
Deferred tax assets—current	1,363	1,119

Total current assets	100,742	100,572

PROPERTY AND EQUIPMENT:
Land	1,225	1,231
Machinery and equipment	22,771	21,528
Surgical instruments	40,990	38,012
Furniture and fixtures	2,767	2,746
Facilities	13,498	13,551
Projects in process	2,141	2,221

Total property and equipment	83,392	79,289
Accumulated depreciation	(34,969)	(32,950)

Net property and equipment	48,423	46,339

OTHER ASSETS:
Deferred financing and deposits, net	1,915	2,252
Other investments	1,328	1,387
Non-current inventory	1,904	—
Product licenses and designs, net	3,065	2,724
Patents and trademarks, net	2,182	2,272
Customer relationships, net	2,179	2,418
Goodwill	9,652	9,556

Total other assets	22,225	20,609

TOTAL ASSETS	$171,390	$167,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,290	$13,065
Income taxes payable	981	242
Accrued expenses and other liabilities	6,102	5,697
Other current liabilities	1,355	1,370
Current portion of long-term debt	1,370	1,415

Total current liabilities	24,098	21,789

LONG-TERM LIABILITIES:
Deferred tax liabilities	1,368	835
Line of credit	14,253	14,802
Long-term debt, net of current portion	7,315	7,610
Other long-term liabilities	849	869

Total long-term liabilities	23,785	24,116

Total liabilities	47,883	45,905

SHAREHOLDERS’ EQUITY:
Common stock	127	127
Additional paid-in capital	51,678	51,223
Accumulated other comprehensive loss	(2,047)	(1,019)
Retained earnings	73,749	71,284

Total shareholders’ equity	123,507	121,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,390	$167,520

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2009	2008
NET SALES	$43,304	$39,791
COST OF GOODS SOLD	14,507	14,766

Gross profit	28,797	25,025

OPERATING EXPENSES:
Sales and marketing	14,596	12,335
General and administrative	5,084	3,938
Research and development	2,853	2,551
Depreciation and amortization	2,179	1,726

Total operating expenses	24,712	20,550

INCOME FROM OPERATIONS	4,085	4,475

OTHER INCOME (EXPENSE):
Interest income	6	3
Other income	—	485
Interest expense	(150)	(295)
Foreign currency exchange loss	(33)	(54)

Total other (expenses) income	(177)	139

INCOME BEFORE INCOME TAXES	3,908	4,614

PROVISION FOR INCOME TAXES	1,443	1,712

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,465	2,902

EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	(98)

NET INCOME	$2,465	$2,804

BASIC EARNINGS PER SHARE	$0.19	$0.24

DILUTED EARNINGS PER SHARE	$0.19	$0.23

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615
Exercise of stock options	17	—	91	—	—	91
Issuance of common stock for services	3	—	35	—	—	35
Issuance of common stock under the 1999 Employee Stock Purchase Plan	14	—	134	—	—	134
Compensation cost of stock options	—	—	195	—	—	195
Comprehensive Income:
Net income	—	—	—	2,465	—	2,465
Change in fair value of cash flow hedge, net of tax	—	—	—	—	13	13
Change in currency translation	—	—	—	—	(1,041)	(1,041)

Other comprehensive loss						(1,028)

Comprehensive income						1,437

Balance, March 31, 2009	12,735	$127	$51,678	$73,749	$(2,047)	$123,507

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,465	$2,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	301	43
Inventory impairment	83	653
Depreciation and amortization	2,456	1,935
Restricted common stock issued for services	35	—
Compensation cost of stock awards	195	294
Tax benefit from exercise of stock options	—	10
Excess tax benefit from exercise of stock options	—	(10)
Loss on disposal of equipment	—	38
Forward currency option gain	—	(485)
Foreign currency exchange loss	33	54
Equity in net loss of other investments	—	98
Deferred income taxes	445	(59)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,836)	(4,891)
Income taxes receivable	173	27
Prepaids and other assets	645	(269)
Inventories	(1,890)	(1,432)
Accounts payable	1,032	2,987
Income taxes payable	748	1,534
Accrued expense & other liabilities	475	(801)

Net cash provided by operating activities	4,360	2,530

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,320)	(3,598)
Investment in license technology	59	(1,125)
Purchase of product licenses and designs	(406)	—
Proceeds from investment in forward currency option	—	609
Acquisition of subsidiary, net of cash acquired	—	(4,293)

Net cash used in investing activities	(4,667)	(8,407)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(549)	6,044
Principal payments on debt	(339)	(359)
Debt issuance costs	(24)	(9)
Excess tax benefit from exercise of stock options	—	10
Proceeds from issuance of common stock	225	161

Net cash (used in) provided by financing activities	(687)	5,847

Effect of foreign currency translation on cash and cash equivalents	84	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(910)	(30)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,285	2,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,375	$2,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125	$173
Income taxes	330	202
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$—	$4,394
Issuance of securities for acquisition	—	1,585
Cash flow hedge gain (loss), net of tax	13	(70)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2008 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisition of Altiva. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, and France Medica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008 and France Medica is consolidated as of April 1, 2008, their respective dates of acquisition. All intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

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

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted. We are currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on our financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted. We are currently evaluating the impact of FSP FAS 157-4 on our financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements. Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” is also amended to require disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. We are currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on our financial condition and results of operations.

3.    FAIR VALUE MEASURES

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” and in February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008 and we adopted SFAS 157 for non-financial assets and liabilities in the first quarter of 2009. Neither adoption had a material impact on our consolidated financial statements.

The fair value hierarchy established under SFAS 157 prioritizes the inputs used to measure fair value. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$328	$—	$328	$—

Total	$328	$—	$328	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the period ended March 31, 2009, we have determined the interest rate swap to be effective.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The following table provides the changes to the carrying value of goodwill for the period ended March 31, 2009 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2008	$926	$220	$7,553	$248	$609	$9,556
Acquired goodwill	94	21	—	24	68	207
Foreign currency translation effects	(50)	(11)	—	(13)	(37)	(111)

Balance as of March 31, 2009	$970	$230	$7,553	$259	$640	$9,652

The change in acquired goodwill was a result of additional supplement liabilities due for the acquisition of France Medica. See Note 7—Acquisitions for further discussion on the purchase price supplement liability. We test goodwill for impairment at least annually. Our impairment analysis during the fourth quarter of 2008 indicated no impairment to goodwill.

Other Intangible Assets—The following tables summarize our carrying values of our other intangible assets at March 31, 2009 and December 31, 2008 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2009
Product licenses and designs	$4,280	$1,215	$3,065	9.4
Customer relationships	2,572	393	2,179	7.0
Patents and trademarks	3,800	1,618	2,182	13.3

Balance at December 31, 2008
Product licenses and designs	$3,874	$1,150	$2,724	9.1
Customer relationships	2,635	217	2,418	7.0
Patents and trademarks	3,823	1,551	2,272	13.3

5.    FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation—We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the quarter ended March 31, 2009, translation losses were $1.0 million, which were principally due to our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Great Britain Pound Sterling (GBP), we have remeasured the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The remeasurement resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. The additional loss was due to the fluctuation in exchange rates and the continued weakening of the EUR during the first quarter of 2009. During the quarter ended March 31, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2008	$(214)	$(805)	$(1,019)
Currency remeasurement	—	(736)	(736)
2009 Adjustments	13	(305)	(292)

Balance March 31, 2009	$(201)	$(1,846)	$(2,047)

We do not enter into or hold derivative instruments for trading or speculative purposes. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreement is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We do not expect the change in our interest rate swap to have a material impact on our results of operations, financial position or cash flows.

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

6.    INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three months ended March 31, 2009 and 2008 were $83,000 and $653,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of March 31, 2009, we determined that $1.9 million of inventory should be classified as non-current. As of December 31, 2008, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Raw materials	$17,913	$15,742
Work in process	934	1,363
Finished goods on hand	23,579	23,631
Finished goods on loan	20,537	21,130

Inventory total	$62,963	$61,866
Non-current inventory	1,904	—

Total current inventory	$61,059	$61,866

7.    ACQUISITIONS AND DISTRIBUTION SUBSIDIARY START-UP

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica, for the purchase of 100% of the shares of France Medica. France Medica has worked with us as a distributor of Exactech products in France for a number of years. The initial fixed purchase price of 5.2 million EUR, or $8.2 million based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, consisted of $6.3 million in cash paid to shareholders, 37,922 shares of Exactech common stock, par value $0.01 per share worth $955,000, and $936,000 in costs incurred for the acquisition. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We acquired cash of $1.2 million.

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $557,000 for a supplement payment payable in 2009 for $371,000, and the minimum 50% due of future supplement payments of $186,000 that is recorded as a long-term liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $238,000, will be established in May 2009 upon disbursement of contingent price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of March 31, 2009, the escrow fund for 570,000 EUR is recorded at the translated amount of $752,000, based on the exchange rate as of the end of March of $1.32 per 1.00 EUR. The escrow is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The 180,000 EUR will be treated similarly. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty. During April 2009, we paid $152,000 in supplement price payments.

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

During the first quarter of 2009, we recorded adjustments to our purchase price allocation. The adjustments are a result of adjustments to our purchase price supplement and warranty contingencies. We could have other adjustments to our purchase price as the remaining uncertain contingencies are finalized during 2009 through 2011.

We acquired assets of $11.4 million, assumed liabilities of $4.2 million. A net deferred tax liability of $472,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, and recognized $1.7 million of goodwill, based on the same $1.56 per 1.00 EUR exchange rate. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis.

As of March 31, 2009, we recognized additional goodwill of $423,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $294,000, for adjustment to goodwill of $129,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described in Note 10—Commitments and Contingencies, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives, and recognized $7.5 million of goodwill. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and customer lists with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets are being amortized on a straight line basis.

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

8.    INCOME TAX

At December 31, 2008, net operating loss carry forwards of our subsidiaries totaled $33.4 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $8.9 million at December 31, 2008; however, a valuation allowance of $4.1 million was charged against this deferred tax asset assuming these losses will not be fully realized. At March 31, 2009, these loss carry forwards of our subsidiaries totaled $33.0 million, and the deferred tax asset associated with these losses was $8.9 million. A valuation allowance of $4.1 million was charged against this deferred tax asset assuming that these losses will not be fully realized.

9.    DEBT

Debt consists of the following at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (0.83% as of March 31, 2009); proceeds used to finance construction of current facility	$1,400	$1,400

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (2.05% as of March 31, 2009); proceeds used to finance expansion of current facility	2,883	2,935

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5%; proceeds used to finance equipment for facility expansion	—	51

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of March 31, 2009); proceeds used to finance equipment for production facility expansion	1,485	1,634

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,917	3,005

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.75% as of March 31, 2009). Proceeds used to fund inventory purchases.	14,253	14,802

Total debt	22,938	23,827
Less current portion	(1,370)	(1,415)

	$21,568	$22,412

The following is a schedule of debt maturities as of March 31, 2009, for the years ended December 31:

2009	$1,075
2010	1,390
2011	1,269
2012	851
2013	15,133
Thereafter	3,220

$22,938

10.    COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2009 and December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $1.4 million and $299,000 during the first quarters of 2009 and 2008, respectively.

On December 31, 2007, as a result of our acquisition of Altiva, certain common stockholders of Altiva filed two actions in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva (the “Altiva Board”). The stockholders claimed the Altiva Board breached its fiduciary duties in connection with the acquisition with Exactech, Inc. On December 10, 2008, the Delaware Chancery Court issued its opinion dismissing that action in its entirety, and plaintiffs did not appeal. In the second action, the plaintiffs sought appraisal of the fair value of their Altiva common stock. The appraisal action was dismissed in its entirety during the first quarter of 2009.

Purchase Commitments

At March 31, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.9 million and outstanding commitments for the purchase of capital equipment of $1.8 million. Purchases under our distribution agreements were $2.2 million during the three months ended March 31, 2009.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.3 million, and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As part of the acquisition agreement with France Medica, a contingent purchase price supplement is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods and employment conditions maintained. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. The funds withheld under these guarantees will be distributed in three annual installments, less any deductions for damages. Amounts paid out under these contingencies will be recognized when they are determinable with certainty. See Note 7 for further discussion on the France Medica acquisition and the related contingencies.

11.    SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Upon acquisition of our spine product line, in January 2008, we included this product line in the “other products” segment, however, due to the integration of the spine operations into the operations of our biologics segment we have realigned the spine product line to include it with the biologics segment and reclassified segment amounts for the prior period. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Total gross assets held outside the United States as of March 31, 2009, was $15.2 million. Included in these assets is $7.2 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2009
Net sales	$18,480	$6,546	$7,062	$5,788	$5,428	$—	$43,304
Segment profit (loss)	2,207	475	696	1,306	(599)	(177)	3,908
Total assets, net	43,507	25,687	15,898	8,590	8,237	69,471	171,390
Capital expenditures	2,392	831	19	509	92	883	4,726
Depreciation and Amortization	835	455	105	141	63	857	2,456

2008
Net sales	$18,516	$6,360	$6,674	$3,688	$4,553	$—	$39,791
Segment profit (loss)	3,254	104	254	1,166	(303)	139	4,614
Total assets, net	30,929	20,484	21,037	5,053	4,299	56,383	138,185
Capital expenditures	453	1,255	—	265	69	1,556	3,598
Depreciation and Amortization	665	408	107	110	43	602	1,935

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended March 31,	2009	2008
Domestic sales	$30,787	$28,279
International sales	12,517	11,512

Total sales	$43,304	$39,791

12.    SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
Net income	$2,465			$2,804

Basic EPS:
Net income available to common shareholders	$2,465	12,716	$0.19	$2,804	11,688	$0.24

Effect of dilutive securities:
Stock options		143			440

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,465	12,859	$0.19	$2,804	12,128	$0.23

For the three months ended March 31, 2009, weighted average options to purchase 840,265 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2008, weighted average options to purchase 95,379 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan (“2003 Plan”) which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. The 2003 Plan is a comprehensive, consolidated incentive compensation plan that replaced all of our pre-existing stock plans. The 2003 Plan was implemented upon shareholder approval at its Annual Meeting of Shareholders on May 2, 2003. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares issuable under the 2003 Plan is 3,000,000 shares. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of March 31, 2009, there were 218,490 total remaining shares issuable under the 2003 Plan.

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

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $195,000 and $294,000 and income tax benefit of $21,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $2,000 and $29,000, net of taxes, during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, total unrecognized compensation cost related to unvested awards was $1,065,000 and is expected to be recognized over a weighted-average period of 1.67 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2009 and changes during the quarter is presented below:

	2009
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual	Aggregate Intrinsic Value (In thousands)
Options
Outstanding—January 1	1,151,529	$14.33
Granted	132,579	12.77		—
Exercised	(17,160)	5.31		148
Forfeited or Expired	—	—

Outstanding—March 31	1,266,948	$14.29	4.45	$1,060

Exercisable—March 31	928,612	$13.62	4.02	$1,060

Weighted average fair value per share of options vested during the quarter		$13.90

Weighted average fair value per share of options granted during the quarter		$5.38

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 132,579 shares of stock options granted during the three months ended March 31, 2009. There were no stock options granted during the three months ended March 31, 2008.

Restricted Stock Awards:

Under the 2003 Plan, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During February 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $47,500, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards.

The first of the four quarterly grants was granted on February 27, 2009, and was for an aggregate of 2,583 shares of restricted stock that was considered fully vested at the grant date. The fair value of $36,000 at the date of grant was recognized as an operating expense in the consolidated statements of income. The weighted average grant date fair value per share for the February 2009 grant was

$13.78. The restricted stock awards require no service period and thus, no risk or provision for forfeiture. We did not grant any restricted stock awards during the first quarter of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 13,710 shares during the three months ended March 31, 2009 and 6,496 shares during the three months ended March 31, 2008. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2009 and 2008, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 62 and 36 percent; and risk-free interest rates of 2.6 and 3.3 percent. The weighted-average fair value of those purchase shares granted in 2009 and 2008 was $4.61 and $4.64, respectively. There are 16,234 shares remaining available to purchase under the plan at March 31, 2009.

13.    SUBSEQUENT EVENTS

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Executive Incentive Compensation Plan, which we refer to as the 2009 Plan, subject to shareholder approval which was obtained at our Annual Meeting of Shareholders on May 7, 2009. The 2009 Plan provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. The maximum number of common shares reserved and available for delivery under the 2009 Plan at any time during the term of the 2009 Plan shall be equal to 500,000. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant, and a maximum term of ten years.

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP, subject to shareholder approval which was obtained at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan.

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

Overview of the Three Months Ended March 31, 2009

During the quarter ended March 31, 2009, sales increased 9% to $43.3 million from $39.8 million in the comparable quarter ended March 31, 2008, as we continue to expand in the market despite the current economic downturn. Gross margins increased to 66.5% from 62.9% as a result of growth in our domestic market, and international sales with a more stable margin, as opposed to the prior year where we experienced low margin international sales as a result of stocking product at several new distributors. Operating expenses increased 20% from the quarter ended March 31, 2008, and as a percentage of sales, operating expenses increased to 57% during the first quarter of 2009 as compared to 52% for the same quarter in 2008. This increase was partially due to $1.4 million in legal and other charges related to a Department of Justice, or DOJ, inquiry. We also incurred additional sales and marketing expenses and depreciation and amortization expenses as a result of our acquisitions during 2008. Net income for the quarter ended March 31, 2009 decreased 12% and diluted earnings per share were $0.19 as compared to $0.23 last year. Net income was also affected by the DOJ inquiry, which had a net of tax impact of $874,000 on net income and $0.07 effect on earnings per share. Excluding the impact of the DOJ inquiry costs, net income increased 12% to $3.3 million.

During the three months ended March 31, 2009, we acquired $4.3 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $4.4 million for the three months ended March 31, 2009 as compared to a net cash flow from operations of $2.5 million during the three months ended March 31, 2008.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended March 31, 2009 and March 31, 2008:

	Sales by Product Line ($ in 000’s)
	Three Months Ended
	March 31, 2009		March 31, 2008
Knee	$18,480	42.7%	$18,516	46.5%
Hip	6,546	15.1	6,360	16.0
Biologics and Spine	7,062	16.3	6,674	16.8
Extremity	5,788	13.4	3,688	9.3
Other	5,428	12.5	4,553	11.4

Total	$43,304	100.0%	$39,791	100.0%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2009 - 2008 Inc (decr)		% of Sales
	2009	2008	$	%	2009	2008
Net sales	$43,304	$39,791	3,513	8.8	100.0%	100.0%
Cost of goods sold	14,507	14,766	(259)	(1.8)	33.5	37.1

Gross profit	28,797	25,025	3,772	15.1	66.5	62.9
Operating expenses:
Sales and marketing	14,596	12,335	2,261	18.3	33.7	31.0
General and administrative	5,084	3,938	1,146	29.1	11.7	9.9
Research and development	2,853	2,551	302	11.8	6.6	6.4
Depreciation and amortization	2,179	1,726	453	26.2	5.1	4.3

Total operating expenses	24,712	20,550	4,162	20.3	57.1	51.6

Income from operations	4,085	4,475	(390)	(8.7)	9.4	11.3
Other (expenses) income, net	(177)	139	(316)	(227.3)	(0.4)	0.3

Income before taxes	3,908	4,614	(706)	(15.3)	9.0	11.6
Provision for income taxes	1,443	1,712	(269)	(15.7)	3.3	4.3

Income before equity in net loss of other investments	2,465	2,902	(437)	(15.1)	5.7	7.3
Equity in net loss of other investments	—	(98)	98	(100.0)	—	(0.3)

Net income	$2,465	$2,804	(339)	(12.1)	5.7	7.0

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales

For the quarter ended March 31, 2009, total sales increased 9% to $43.3 million from $39.8 million in the comparable quarter ended March 31, 2008. Sales of knee implant products remained flat at $18.5 million for the quarters ended March 31, 2009 and 2008. Hip implant sales of $6.5 million during the quarter ended March 31, 2009 were an increase of 3% over the $6.4 million in sales during the quarter ended March 31, 2008, primarily due to the initial momentum of our Novation® Element hip system. Sales from biologics and spine increased 6% during the quarter ended March 31, 2009 to $7.1 million, up from $6.7 million in the comparable quarter in 2008, due to growth contributions from our Optecure® service and the

Accelerate™ platelet concentrating system. Sales of our extremity products were up 57% to $5.8 million as compared to $3.7 million for the same period in 2008, as we continue to see increasing market acceptance of our Equinoxe® shoulder system. Sales of all other products increased to $5.4 million as compared to $4.6 million in the same quarter last year, which includes $2.3 million in sales of other products from our acquired distributor in France. Domestically, total sales increased 9% to $30.8 million, or 71% of total sales, during the quarter ended March 31, 2009, up from $28.3 million, which also represented 71% of total sales, in the comparable quarter last year. Internationally, total sales increased 9% to $12.5 million, representing 29% of total sales, for the quarter ended March 31, 2009, as compared to $11.5 million, which was also 29% of total sales, for the same quarter in 2008.

Gross Profit

Gross profit increased 15% to $28.8 million in the quarter ended March 31, 2009 from $25.0 million in the quarter ended March 31, 2008. As a percentage of sales, gross profit increased to 66.5% during the quarter ended March 31, 2009 as compared to 62.9% in the quarter ended March 31, 2008, as a result of growth in our domestic market, as well as obtaining international sales with a more stable margin, as opposed to the prior year where we experienced some very low margin sales as a result of stocking product at several new distributors. Looking forward, we expect gross profit, as a percentage of sales, to be 0.5-1.0% higher than prior year quarters on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 20% to $24.7 million in the quarter ended March 31, 2009 from $20.6 million in the quarter ended March 31, 2008. As a percentage of sales, total operating expenses increased to 57% for the quarter ended March 31, 2009, as compared to 52% for the same period in 2008. The increase in operating expenses is partially due to expenses of $1.4 million we incurred in relation to the DOJ inquiry. The increase is also a result of additional expenditures as we continue to grow and expand our operations.

Sales and marketing expenses, the largest component of total operating expenses, increased 18% for the quarter ended March 31, 2009 to $14.6 million from $12.3 million in the same quarter last year, primarily as a result of current year operating expenses for our French distributor that was acquired in April 2008. Sales and marketing expenses, as a percentage of sales increased to 34% for the quarter ended March 31, 2009, from 31% for the quarter ended March 31, 2008. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 30% to 32%.

General and administrative expenses increased 29% to $5.1 million in the quarter ended March 31, 2009 from $3.9 million in the quarter ended March 31, 2008, which included the additional $1.4 million in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses increased to 12% for the quarter ended March 31, 2009, as compared to 10% in the quarter ended March 31, 2008. Excluding the DOJ expenses, General and administrative expenses were 9% of sales. General and administrative expenses for the balance of the year ending December 31, 2009 are expected to be in the range of 9% to 10%, as a percentage of sales excluding the impact of DOJ expenses.

Research and development expenses increased 12% for the quarter ended March 31, 2009 to $2.9 million from $2.6 million in the same quarter last year. Our increase in research and development expenses is associated with ongoing clinical studies, research projects, and product development expenses. As a percentage of sales, research and development expenses increased to 6.6% for the quarter ended March 31, 2009 from 6.4% for the comparable quarter last year. More robust growth rates in research and development expenditures are expected due to increases in product development and testing expenses throughout the remainder of the year, ranging from 6.5% to 7.0% of sales.

Depreciation and amortization increased 26% to $2.2 million during the quarter ended March 31, 2009 from $1.7 million in the quarter ended March 31, 2008, primarily as a result of continuing investment in our distribution operations, surgical instrumentation and amortization of intangibles associated with our 2008 acquisitions. We placed $3.1 million of surgical instrumentation and $1.2 million of new manufacturing equipment in service during the quarter. As a percentage of sales, depreciation and amortization increased during the three month period ended March 31, 2009 to 5% as compared to 4% for the three month period ended March 31, 2008.

Income from Operations

Our income from operations decreased 9% to $4.1 million in the quarter ended March 31, 2009 from $4.5 million in the quarter ended March 31, 2008, as growth in operating expenses outpaced growth in top line sales. Looking forward, we anticipate income from operations to be in the range of 11.5% to 13.5% of sales for the remainder of 2009 excluding the impact of DOJ expenses.

Other Income and Expenses

We had other expenses, net of other income, of $177,000 during the quarter ended March 31, 2009, as compared to other income net of other expenses of $139,000 in the quarter ended March 31, 2008, primarily due to a first quarter 2008 before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of France Medica. We also experienced a reduction of interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the quarter ended March 31, 2009 of $144,000 as compared to $292,000 during the quarter ended March 31, 2008.

Taxes and Net Income

Income before provision for income taxes decreased 15% to $3.9 million in the quarter ended March 31, 2009 from $4.6 million in the quarter ended March 31, 2008. The effective tax rate, as a percentage of income before taxes, was 37% for each of the quarters ended March 31, 2009 and 2008. We expect our effective tax rates to range from 37% to 38% for the balance of 2009. In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated the impact and determined that we did not have any uncertain tax positions requiring recognition as a result of the adoption of FIN 48. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three months ended March 31, 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.5 million in the quarter ended March 31, 2009, a decrease of 12% from $2.8 million in the quarter ended March 31, 2008. As a percentage of sales, net income decreased to 6% for the quarter ended March 31, 2009 as compared to 7% for the same quarter in 2008. Earnings per share, on a diluted basis, decreased to $0.19 for quarter ended March 31, 2009, from $0.23 for the quarter ended March 31, 2008.

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

Excluding the impact of the pre-tax expenses of $1.4 million for the DOJ inquiry recognized during the first quarter of 2009, income from operations for the quarter ended March 31, 2009, increased 15% to $5.5 million from $4.8 million adjusted income from operations during the first quarter of 2008. Adjusted net income for the quarter ended March 31, 2009, increased 12% to $3.3 million, as compared to an adjusted 2008 net income of $3.0 million, adjusted also for DOJ inquiry expenses incurred during the same quarter of 2008. Adjusted diluted earnings per share for 2009 increased to $0.26 as compared to adjusted diluted earnings per share of $0.25 for 2008.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Period Ended March 31,
	2009	2008
Income from operations	$4,085	$4,475
DOJ inquiry expenses, pre-tax	1,391	299

Adjusted income from operations—excluding DOJ related expenses	$5,476	$4,774

	Period Ended March 31,
	2009	2008
Net Income	$2,465	$2,804
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	1,391	299
Income tax benefit	(517)	(111)

Adjustments, net of tax	874	188

Adjusted net income—excluding DOJ related expenses	$3,339	$2,992

Diluted earnings per share	$0.19	$0.23
Adjustment of DOJ related expenses, net	0.07	0.02

Adjusted diluted earnings per share	$0.26	$0.25

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At March 31, 2009, we had working capital of $76.6 million, a decrease of 3% from $78.8 million at the end of 2008. Working capital in 2009 decreased primarily as a result of increased accounts payable as a result of inventory build associated with new product launches. Partially offsetting the decrease in working capital was an increase due to our acquisition of the French subsidiary in April 2008. We experienced increases overall in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities—Operating activities provided net cash of $4.4 million in the three months ended March 31, 2009, as compared to net cash from operations of $2.5 million during the three months ended March 31, 2008. A primary contributor to this change related to a decelerating increase of accounts receivable during the first quarter of 2009 as compared to the first quarter of 2008 as a result of our increased collection efforts. Our allowance for doubtful accounts and sales returns increased to $1.3 million at March 31, 2009 from $1.0 million at December 31, 2008. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 68 for the three months ended March 31, 2009 from a ratio of 59 for the three months ended March 31, 2008, as a result of our customers stretching their payment terms during this economic downturn. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth and current economic conditions. Inventory used cash of $1.9 million during the first three months ended March 31, 2009, compared to net cash used of $1.4 million during the same period ended March 31, 2008. The increase in accounts payable and income tax payable for the three months ended March 31, 2009 provided aggregate net cash of $1.8 million, in contrast to net cash provided of $4.5 million for the three months ended March 31, 2008.

Investing Activities—Investing activities used net cash of $4.7 million in the three months ended March 31, 2009, as compared to $8.4 million in the three months ended March 31, 2008. The decrease was due to our net cash outlay of $4.3 million for purchases of surgical instrumentation and manufacturing equipment, and $406,000 for purchases of product licenses during the period ended March 31, 2009 as opposed to activity during the same period of 2008 resulting in cash outlay of $4.3 million for the acquisition of Altiva, $1.1 million investment in a license technology, and $3.6 million in purchases of surgical instrumentation and manufacturing equipment.

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica, for the purchase of 100% of the shares of France Medica. France Medica has worked with us as a distributor of Exactech products in France for a number of years. The initial fixed purchase price of 5.2 million EUR, or $8.2 million based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, consisted of $6.3 million in cash paid to shareholders, 37,922 shares of Exactech common stock, par value $0.01 per share worth $955,000, and $936,000 in costs incurred for the acquisition. The Common Stock issued as partial proceeds for the acquisition will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and will not be able to be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. We acquired cash of $1.2 million.

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments and have a remaining recorded liability of $557,000 for a supplement payment payable in 2009 for $371,000, and the minimum 50% due of future supplement payments of $186,000 that is recorded as a long-term liability. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $238,000, will be established in May 2009 upon disbursement of contingent price supplement funds in lieu of transferring the funds directly to the former shareholder. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of March 31, 2009, the escrow fund for 570,000 EUR is recorded at the translated amount of $752,000, based on the exchange rate as of the end of December of $1.32 per 1.00 EUR. The escrow is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. The 180,000 EUR will be treated similarly. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty. During April 2009, we paid $152,000 in supplement price payments.

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

During the first quarter of 2009, we recorded adjustments to our purchase price allocation. The adjustments are a result of adjustments to our purchase price supplement and warranty contingencies. We could have other adjustments to our purchase price as the remaining uncertain contingencies are finalized during 2009 through 2011.

We acquired assets of $11.4 million, assumed liabilities of $4.2 million. A net deferred tax liability of $472,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, and recognized $1.7 million of goodwill, based on the same $1.56 per 1.00 EUR exchange rate. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis. As of March 31, 2009, we recognized additional goodwill of $423,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $294,000, for adjustment to goodwill of $129,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described in Item 1 of Part II—Legal Proceedings, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

Our purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. During the fourth quarter of 2008 we recorded final adjustments to our purchase price allocation. The adjustments are a result of our finalizing the valuation of the identifiable intangible assets, our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and final expenses related to the Altiva shareholder litigation and other acquisition related expenses, which resulted in a net increase to goodwill of $1.7 million. We acquired assets of $6.6 million, assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $5.0 million was recognized primarily for certain net operating loss carry forwards. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives, and recognized $7.5 million of goodwill. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and customer lists with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets are being amortized on a straight line basis.

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

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. We have paid approximately $1.3 million and will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Financing Activities—Financing activities used net cash of $687,000 in the three months ended March 31, 2009, as compared to $5.8 million in net cash provided for the three months ended March 31, 2008. In the first three months of 2009, we had net repayments under our credit line of $549,000, as compared to net borrowings of $6.0 million in the first three months of 2008. Our commercial debt facilities decreased by $339,000 as a result of repayments during the three months ended March 31, 2009, as compared to $359,000 in the first three months of 2008. Proceeds from the exercise of stock options provided cash of $225,000 in the three months ended March 31, 2009, as compared to $161,000 in the three months ended March 31, 2008, with the proceeds used to fund capital expenditures.

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation or SunTrust as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of March 31, 2009, there was $14.3 million outstanding under the new revolving line of credit bearing an interest rate of 1.75%.

In 1998, we entered into an industrial revenue bond financing secured by a letter of credit with a local lending institution for construction of our current facility. The balance outstanding under the bond at March 31, 2009, was $1.4 million bearing a variable rate of interest of 0.83%. In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2009, there was $2.9 million outstanding under this loan bearing a variable rate of interest equal to 2.1%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2009, $1.5 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At March 31, 2009, there was $2.9 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at March 31, 2009.

Other Commitments

At March 31, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.9 million and outstanding commitments for the purchase of capital equipment of $1.8 million. Purchases under our distribution agreements were $2.2 million during the three months ended March 31, 2009.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the impact of the on-going DOJ inquiry, including the various legal fees and other costs incurred as a result of the inquiry, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2008 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $4,000 for the remainder of 2009. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2009, and the weighted average interest rates are those experienced during the year to date ended March 31, 2009 (in thousands, except percentages):

	2009	2010	2011	2012	Thereafter	Total
Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$600	$1,400
Weighted average interest rate	0.9%

Commercial construction loan at variable interest rate	158	210	210	210	2,095	2,883
Weighted average interest rate	1.9%

Commercial equipment loan at variable interest rate	445	594	446	—	—	1,485
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	272	386	413	441	1,405	2,917
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	—	14,253	14,253
Weighted average interest rate	1.7%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the quarter ended March 31, 2009, translation losses were $1.0 million, which were principally due to our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Great Britain Pound Sterling (GBP), we have remeasured the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The remeasurement resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. The additional loss was due to the fluctuation in exchange rates and the continued weakening of the EUR during the first quarter of 2009. During the quarter ended March 31, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the first quarter of 2009 and 2008 were $33,000 and $54,000, respectively, primarily due to the fluctuations of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective during the quarter ended March 31, 2009.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against the Company incident to the operation of its business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by Exactech on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2009 and December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We are fully cooperating with the Department of Justice request. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $1.4 million and $299,000 during the first quarters of 2009 and 2008, respectively.

On December 31, 2007, as a result of our acquisition of Altiva, certain common stockholders of Altiva filed two actions in the Court of Chancery of the State of Delaware against Altiva, as nominal defendant, and each of the persons comprising the board of directors of Altiva (the “Altiva Board”). The stockholders claimed the Altiva Board breached its fiduciary duties in connection with the acquisition with Exactech, Inc. On December 10, 2008, the Delaware Chancery Court issued its opinion dismissing that action in its entirety, and plaintiffs did not appeal. In the second action, the plaintiffs sought appraisal of the fair value of their Altiva common stock. The appraisal action was dismissed in its entirety during the first quarter of 2009.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2009, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)
3.2	Company’s Bylaws(1)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 7, 2009	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 7, 2009	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.