Form 10-Q
period 2009-06-30
EXACTECH INC
filed 2009-08-06
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, $.01 par value	12,787,273

EXACTECH, INC.

Item 1.	Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)	(audited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,652	$3,285
Accounts receivable, net of allowances of $1,324 and $1,006	32,183	31,750
Prepaid expenses and other assets, net	2,610	2,193
Income taxes receivable	474	359
Inventories – current	60,349	61,866
Deferred tax assets – current	1,359	1,119

Total current assets	100,627	100,572
PROPERTY AND EQUIPMENT:
Land	1,645	1,231
Machinery and equipment	23,244	21,528
Surgical instruments	42,032	38,012
Furniture and fixtures	2,990	2,746
Facilities	15,102	13,551
Projects in process	865	2,221

Total property and equipment	85,878	79,289
Accumulated depreciation	(36,145)	(32,950)

Net property and equipment	49,733	46,339
OTHER ASSETS:
Deferred financing and deposits, net	1,417	1,594
Other investments	1,335	1,387
Non-current inventory	1,653	—
Product licenses and designs, net	3,850	3,382
Patents and trademarks, net	2,122	2,272
Customer relationships, net	2,100	2,418
Goodwill	9,764	9,556

Total other assets	22,241	20,609

TOTAL ASSETS	$172,601	$167,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,276	$13,065
Income taxes payable	675	242
Accrued expenses and other liabilities	6,293	5,697
Other current liabilities	1,354	1,370
Current portion of long-term debt	1,376	1,415

Total current liabilities	20,974	21,789
LONG-TERM LIABILITIES:
Deferred tax liabilities	1,906	835
Line of credit	14,795	14,802
Long-term debt, net of current portion	7,019	7,610
Other long-term liabilities	596	869

Total long-term liabilities	24,316	24,116

Total liabilities	45,290	45,905
SHAREHOLDERS’ EQUITY:
Common stock	128	127
Additional paid-in capital	52,324	51,223
Accumulated other comprehensive loss	(1,518)	(1,019)
Retained earnings	76,377	71,284

Total shareholders’ equity	127,311	121,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,601	$167,520

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2009	2008	2009	2008
NET SALES	$43,302	$43,695	$86,606	$83,486
COST OF GOODS SOLD	16,335	16,356	30,842	31,122

Gross profit	26,967	27,339	55,764	52,364
OPERATING EXPENSES:
Sales and marketing	13,079	13,233	27,675	25,568
General and administrative	4,462	4,307	9,546	8,245
Research and development	2,707	2,391	5,560	4,942
Depreciation and amortization	2,333	1,886	4,512	3,612

Total operating expenses	22,581	21,817	47,293	42,367

INCOME FROM OPERATIONS	4,386	5,522	8,471	9,997
OTHER INCOME (EXPENSE):
Interest income	4	—	10	3
Other income	14	—	14	485
Interest expense	(237)	(304)	(387)	(599)
Foreign currency exchange gain (loss)	41	2	8	(52)

Total other expenses	(178)	(302)	(355)	(163)

INCOME BEFORE INCOME TAXES	4,208	5,220	8,116	9,834
PROVISION FOR INCOME TAXES	1,580	2,178	3,023	3,890

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,628	3,042	5,093	5,944
EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	—	—	(98)

NET INCOME	$2,628	$3,042	$5,093	$5,846

BASIC EARNINGS PER SHARE	$0.21	$0.25	$0.40	$0.49

DILUTED EARNINGS PER SHARE	$0.20	$0.24	$0.40	$0.47

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615
Exercise of stock options	55	1	299	—	—	300
Issuance of common stock for services	5	—	71	—	—	71
Issuance of common stock under the Employee Stock Purchase Plans	26	—	277	—	—	277
Compensation cost of stock options	—	—	441	—	—	441
Tax benefit from exercise of stock awards	—	—	13	—	—	13
Comprehensive Income:
Net income	—	—	—	5,093	—	5,093
Change in fair value of cash flow hedge, net of tax	—	—	—	—	63	63
Change in currency translation	—	—	—	—	(562)	(562)

Other comprehensive loss						(499)

Comprehensive income						4,594

Balance, June 30, 2009	12,787	$128	$52,324	$76,377	$(1,518)	$127,311

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$5,093	$5,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	318	(55)
Inventory impairment	265	1,262
Depreciation and amortization	5,116	4,050
Restricted common stock issued for services	71	—
Compensation cost of stock awards	441	549
Tax benefit from exercise of stock options	13	97
Excess tax benefit from exercise of stock options	(20)	(97)
Loss on disposal of equipment	55	43
Forward currency option gain	—	(485)
Foreign currency exchange (gain) loss	(8)	52
Equity in net loss of other investments	—	98
Deferred income taxes	822	1,392
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(867)	(4,627)
Prepaids and other assets	53	(315)
Inventories	(600)	(4,821)
Accounts payable	(2,162)	1,355
Income taxes payable/receivable	319	(1,432)
Accrued expense & other liabilities	535	(1,484)

Net cash provided by operating activities	9,444	1,428

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,951)	(7,140)
Investment in license technology	52	(1,157)
Purchase of product licenses and designs	(640)	—
Purchase of patents and trademarks	(11)	—
Proceeds from investment in forward currency option	—	609
Investment in escrow fund	(248)	(890)
Acquisition of subsidiary, net of cash acquired	(178)	(10,181)

Net cash used in investing activities	(8,976)	(18,759)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(7)	1,112
Principal payments on debt	(630)	(759)
Debt issuance costs	(41)	(138)
Excess tax benefit from exercise of stock options	20	97
Proceeds from issuance of common stock	577	19,246

Net cash (used in) provided by financing activities	(81)	19,558

Effect of foreign currency translation on cash and cash equivalents	(20)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	367	2,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,285	2,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,652	$4,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$324	$530
Income taxes	2,028	3,837
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$—	$4,394
Issuance of securities for acquisition	—	2,541
Purchase price supplement payable	195	1,965
Cash flow hedge gain, net of tax	63	2

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisition of Altiva and France Medica. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, and France Medica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008 and France Medica is consolidated as of April 1, 2008, their respective dates of acquisition. All intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Management has evaluated all events and transactions that occurred from July 1, 2009 through August 6, 2009, the date these condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. There were no material subsequent events required to be recognized or disclosed in the financial statements.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted. The implementation of FSP FAS 157-4 did not have a material impact on our financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1,

amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements. Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” is also amended to require disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009. The implementation of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial condition and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 provides guidance on the assessment and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The implementation of SFAS 165 did not have a material impact on our consolidated financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets. SFAS 166 also expands the disclosure requirements for such transactions. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 166 on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The implementation of SFAS 167 is not expected to have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America (US GAAP) to be applied by non-governmental entities. The Codification is not intended to change or alter US GAAP, but change the organization of accounting guidance. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 is not expected to have a material impact on our financial condition and results of operations.

3.	FAIR VALUE MEASURES

Our financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$245	$—	$245	$—

Total	$245	$—	$245	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the period ended June 30, 2009, we have determined the interest rate swap to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended June 30, 2009 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2008	$926	$220	$7,553	$248	$609	$9,556
Acquired goodwill	95	21	—	25	69	210
Foreign currency translation effects	(1)	—	—	—	(1)	(2)

Balance as of June 30, 2009	$1,020	$241	$7,553	$273	$677	$9,764

The change in acquired goodwill was a result of additional supplement liabilities due for the acquisition of France Medica. See Note 7 – Acquisitions for further discussion on the purchase price supplement liability. We test goodwill for impairment at least annually. Our impairment analysis during the fourth quarter of 2008 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at June 30, 2009 and December 31, 2008 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2009
Product licenses and designs	$5,173	$1,323	$3,850	9.1
Customer relationships	2,628	528	2,100	7.0
Patents and trademarks	3,831	1,709	2,122	13.3
Balance at December 31, 2008
Product licenses and designs	$4,532	$1,150	$3,382	9.1
Customer relationships	2,635	217	2,418	7.0
Patents and trademarks	3,823	1,551	2,272	13.3

5.	FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We generally invoice and receive payment from international distributors in U.S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the six month period ended June 30, 2009, translation losses were $562,000, which were principally due to our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have remeasured the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The remeasurement resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. During the six months ended June 30, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2008	$(214)	$(805)	$(1,019)
Currency remeasurement	—	(736)	(736)
2009 Adjustments	63	174	237

Balance June 30, 2009	$(151)	$(1,367)	$(1,518)

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

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and six months ended June 30, 2009 were $182,000 and $265,000, respectively. Impairment charges for the three and six months ended June 30, 2008 were $609,000 and $1,262,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of June 30, 2009, we determined that $1.7 million of inventory should be classified as non-current. As of December 31, 2008, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Raw materials	$17,971	$15,742
Work in process	917	1,363
Finished goods on hand	19,575	23,631
Finished goods on loan	23,539	21,130

Inventory total	$62,002	$61,866
Non-current inventory	1,653	—

Total current inventory	$60,349	$61,866

7.	ACQUISITIONS AND DISTRIBUTION SUBSIDIARY START-UP

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments. During April 2009 we paid an additional $152,000 of supplement payments, and in May 2009 transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder. We have a remaining recorded current liability of $432,000 for a supplement payment payable in 2009 for $232,000, and the minimum 50% due of future supplement payments of $200,000 that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of June 30, 2009, the escrow funds for 750,000 EUR are recorded at the translated amount of $1,050,000, based on the exchange rate as of the end of June of $1.40 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

We acquired assets of $11.4 million and assumed liabilities of $4.2 million. A net deferred tax liability of $472,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, based on an exchange rate of $1.56 per 1.00 EUR on March 31, 2008, and recognized $1.7 million of goodwill, based on the same $1.56 per 1.00 EUR exchange rate. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis.

As of June 30, 2009, we recognized additional goodwill of $425,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $184,000, for adjustment to goodwill of $241,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial

16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described in Note 10 – Commitments and Contingencies, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

Our purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. During the fourth quarter of 2008 we recorded final adjustments to our purchase price allocation. The adjustments were a result of our finalizing the valuation of the identifiable intangible assets, our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and final expenses related to the Altiva shareholder litigation and other acquisition related expenses, which resulted in a net increase to goodwill of $1.7 million. We acquired assets of $6.6 million and assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $5.0 million was recognized primarily for certain net operating loss carry forwards. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives, and recognized $7.5 million of goodwill. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and customer lists with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets are being amortized on a straight line basis.

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

At December 31, 2008, net operating loss carry forwards of our subsidiaries totaled $33.4 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $8.9 million at December 31, 2008; however, a valuation allowance of $4.1 million was charged against this deferred tax asset assuming these losses will not be fully realized. At June 30, 2009, these loss carry forwards of our subsidiaries totaled $32.9 million, and the deferred tax asset associated with these losses was $8.8 million. A valuation allowance of $4.2 million was charged against this deferred tax asset assuming that these losses will not be fully realized.

9.	DEBT

Debt consists of the following at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations (3.25% as of June 30, 2009); proceeds used to finance construction of current facility.	$1,400	$1,400
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.82% as of June 30, 2009); proceeds used to finance expansion of current facility.	2,830	2,935
Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5%; proceeds used to finance equipment for facility expansion.	—	51
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of June 30, 2009); proceeds used to finance equipment for production facility expansion.	1,337	1,634
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,828	3,005
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.57% as of June 30, 2009). Proceeds used to fund inventory purchases.	14,795	14,802

Total debt	23,190	23,827
Less current portion	(1,376)	(1,415)

	$21,814	$22,412

The following is a schedule of debt maturities as of June 30, 2009, for the years ended December 31:

2009	$785
2010	1,390
2011	1,268
2012	851
2013	15,676
Thereafter	3,220

$23,190

In November 1997, we entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan is payable in annual installments, and is due in full November 2017. This loan is secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically sets the variable rates under the bonds and attempts resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent has been unable to remarket the bonds. Under the terms of the governing indenture, to the extent the remarketing agent is unable to remarket the bonds prior to the expiration date of the letter of credit securing them, we will be required to repay all principal and accrued interest on the bonds. We continue to comply with our payment obligations with respect to this financing. The letter of credit expires in November 2009. As of June 30, 2009, the loan had a balance of $1.4 million with an associated interest rate of 3.25%.

10.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition, we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2009, we had $40,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $1.2 million and $2.6 million during the three and six months ended June 30, 2009, respectively, and $711,000 and $1.0 million for the three and six months ended June 30, 2008, respectively.

Purchase Commitments

At June 30, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.8 million and outstanding commitments for the purchase of capital equipment of $1.2 million. Purchases under our distribution agreements were $4.0 million during the six months ended June 30, 2009.

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

Total gross assets held outside the United States as of June 30, 2009, was $16.0 million. Included in these assets is $8.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
Three months ended June 30,
2009
Net sales	$18,948	$6,694	$6,882	$5,073	$5,705	$—	$43,302
Segment profit (loss)	2,508	224	474	1,344	(164)	(178)	4,208
Total assets, net	42,626	25,000	19,686	9,259	7,530	68,500	172,601
Capital expenditures	590	274	526	721	117	1,648	3,876
Depreciation and Amortization	908	485	253	160	66	788	2,660
2008
Net sales	$20,475	$5,659	$6,647	$3,944	$6,970	$—	$43,695
Segment profit (loss)	3,359	324	1,298	1,054	(512)	(302)	5,220
Total assets, net	34,691	23,146	19,407	6,656	8,745	66,991	159,636
Capital expenditures	1,955	695	47	130	317	398	3,542
Depreciation and Amortization	716	429	176	115	56	623	2,115
Six months ended June 30,
2009
Net sales	$37,428	$13,240	$13,944	$10,861	$11,133	$—	$86,606
Segment profit (loss)	4,715	699	1,170	2,650	(763)	(355)	8,116
Total assets, net	42,626	25,000	19,686	9,259	7,530	68,500	172,601
Capital expenditures	2,982	1,105	545	1,230	209	2,531	8,602
Depreciation and Amortization	1,743	940	358	301	129	1,645	5,116
2008
Net sales	$38,991	$12,019	$13,321	$7,632	$11,523	$—	$83,486
Segment profit (loss)	6,613	428	1,552	2,221	(816)	(163)	9,834
Total assets, net	34,691	23,146	19,407	6,656	8,745	66,991	159,636
Capital expenditures	2,408	1,950	47	395	386	1,954	7,140
Depreciation and Amortization	1,381	837	283	225	99	1,225	4,050

Geographic distribution of sales is summarized in the following table (in thousands):

	2009	2008	% Inc (Decr)
Three months ended June 30,
Domestic sales	$29,224	$28,827	1.4
International sales	14,078	14,868	(5.3)

Total sales	$43,302	$43,695	(0.9)

	2009	2008	% Inc (Decr)
Six months ended June 30,
Domestic sales	$60,011	$57,106	5.1
International sales	26,595	26,380	0.8

Total sales	$86,606	$83,486	3.7

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
Net income	$2,628			$3,042
Basic EPS:
Net income available to common shareholders	$2,628	12,768	$0.21	$3,042	12,207	$0.25

Effect of dilutive securities:
Stock options		127			469

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,628	12,895	$0.20	$3,042	12,676	$0.24

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
Net income	$5,093			$5,846
Basic EPS:
Net income available to common shareholders	$5,093	12,742	$0.40	$5,846	11,947	$0.49

Effect of dilutive securities:
Stock options		136			455

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,093	12,878	$0.40	$5,846	12,402	$0.47

For the three months ended June 30, 2009, weighted average options to purchase 909,527 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2008, weighted average options to purchase 47,685 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the six months ended June 30, 2009, weighted average options to purchase 875,087 shares of common stock at prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the six months ended June 30, 2008, weighted average options to purchase 47,892 shares of common stock at an exercise price of $19.93 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

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

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaces the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of June 30, 2009, there were 703,596 total remaining shares issuable under the 2009 Plan.

We apply the fair-value method under SFAS 123R in accounting for employee options, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”). The fair value of each option granted to employees and each ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants on the date of grant. We apply Emerging Issues Task Force Consensus (“EITF”) 96-18 to stock-based compensation granted to non-employees. EITF 96-18 requires the fair value of stock awards to be remeasured until a measurement date is achieved.

The compensation cost that has been charged against income for the 2003 Plan and ESPP was $441,000 and $549,000 and income tax benefit of $59,000 and $67,000 for the six months ended June 30, 2009 and 2008, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $6,000 and $38,000, net of taxes, during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, total unrecognized compensation cost related to unvested awards was $862,000 and is expected to be recognized over a weighted-average period of 1.45 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2009 and changes during the period is presented below:

	2009
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,151,529	$14.33
Granted	132,579	12.77
Exercised	(55,100)	5.45		431
Forfeited or Expired	(2,700)	14.01

Outstanding – June 30	1,226,308	$14.56	4.32	$2,056

Exercisable – June 30	891,239	$13.97	3.93	$1,809

Weighted average fair value per share of options vested during the period		$10.01

Weighted average fair value per share of options granted during the period		$5.38

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 132,579 shares of stock options granted during the six months ended June 30, 2009. There were no stock options granted during the six months ended June 30, 2008.

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

The first of the four quarterly grants was granted on February 27, 2009, and was for an aggregate of 2,583 shares of restricted stock that was considered fully vested at the grant date. The fair value of $36,000 at the date of grant was recognized as an operating expense in the consolidated statements of income. The weighted average grant date fair value per share for the February 2009 grant was $13.78. The restricted stock awards require no service period and thus, no risk or provision for forfeiture. The second of the four quarterly grants was granted on May 31, 2009, and was for an aggregate of 2,226 shares of restricted stock that was considered fully vested at the grant date. The fair value of $36,000 at the date of grant was recognized as an operating expense in the consolidated statements of income. The weighted average grant date fair value per share for the May 2009 grant was $16.00. The restricted stock awards require no service period and thus, no risk or provision for forfeiture. We did not grant any restricted stock awards during the first half of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. Employees participating in this plan purchased 25,555 shares during the six months ended June 30, 2009 and 13,188 shares during the six months ended June 30, 2008. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2009 and 2008, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 62 and 36 percent; and risk-free interest rates of 2.6 and 3.3 percent. The weighted-average fair value of those purchase shares granted in 2009 and 2008 was $3.74 and $5.09, respectively. There are no shares remaining available to purchase under the plan at June 30, 2009.

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of June 30, 2009, no shares have been purchased under this 2009 ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. Revenue from the worldwide distribution of biologic materials contributes to our total reported sales and has been a key component of growth over the last few years. Our continuing research and development projects will enable us to continue the introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers have contributed to revenue growth and are expected to continue to be an important part of our anticipated future revenue growth.

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

Overview of the Three and Six Months Ended June 30, 2009

During the quarter ended June 30, 2009, sales decreased 1% to $43.3 million from $43.7 million in the comparable quarter ended June 30, 2008, as we experienced the foreign currency effect of the weakened Euro and Pound Sterling (GBP) and the impact of the current economic downturn. Gross margins decreased to 62.3% from 62.6% as a result of variances associated with lower production volumes and inventory reductions. Operating expenses increased 4% from the quarter ended June 30, 2008, and as a percentage of sales, operating expenses increased to 52% during the second quarter of 2009 as compared to 50% for the same quarter in 2008. This increase was primarily due to $1.2 million in legal and other charges related to a Department of Justice, or DOJ, inquiry and higher research and development expenses. Net income for the quarter ended June 30, 2009 decreased 14% and diluted earnings per share were $0.20 as compared to $0.24 last year. Net income was also affected by the DOJ inquiry, which had a net of tax impact of $750,000 on net income and $0.06 effect on earnings per share. Excluding the impact of the DOJ inquiry costs, net income decreased 3% to $3.4 million.

During the six months ended June 30, 2009, sales increased 4% to $86.6 million from $83.5 million in the comparable six months ended June 30, 2008, as we experienced some expansion in the market, which was partially offset by the effect of foreign currency fluctuations and the current economic downturn. Gross margins increased to 64.4% from 62.7% as a result of growth in our domestic sales with higher margins. Operating expenses increased 12% from the period ended June 30, 2008, and as a percentage of sales, operating expenses increased to 55% during the first six months of 2009 as compared to 51% for the same period in 2008. This increase was partially due to $2.6 million in legal and other charges related to the DOJ, inquiry. We also incurred additional sales and marketing expenses and depreciation and amortization expenses as a result of our acquisitions during 2008. Net income for the six months ended June 30, 2009 decreased 13% and diluted earnings per share were $0.40 as compared to $0.47 last year. Net income was also affected by the DOJ inquiry, which had a net of tax impact of $1.6 million on net income and $0.12 effect on earnings per share. Excluding the impact of the DOJ inquiry costs, net income increased 3% to $6.7 million.

During the six months ended June 30, 2009, we acquired $8.0 million in property and equipment, including new production equipment, surgical instrumentation, and facility expansion. Cash flow from operations was $9.4 million for the six months ended June 30, 2009 as compared to a net cash flow from operations of $1.4 million during the six months ended June 30, 2008.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and six month periods ended June 30, 2009 and June 30, 2008:

Sales by Product Line

(dollars in thousands)

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Knee Products	$18,948	43.7%	$20,475	46.9%	$37,428	43.2%	$38,991	46.7%
Hip Products	6,694	15.4	5,659	13.0	13,240	15.3	12,019	14.4
Biologics & Spine	6,882	15.9	6,647	15.2	13,944	16.1	13,321	16.0
Extremity	5,073	11.7	3,944	9.0	10,861	12.5	7,632	9.1
Other Products	5,705	13.2	6,970	15.9	11,133	12.9	11,523	13.8

Total	$43,302	100.0%	$43,695	100.0%	$86,606	100.0%	$83,486	100.0%

The following tables include items from the unaudited Condensed Statements of Income for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2009 - 2008 Inc (decr)		% of Sales
	2009	2008	$	%	2009	2008
Net sales	$43,302	$43,695	(393)	(0.9)	100.0%	100.0%
Cost of goods sold	16,335	16,356	(21)	(0.1)	37.7	37.4

Gross profit	26,967	27,339	(372)	(1.4)	62.3	62.6
Operating expenses:
Sales and marketing	13,079	13,233	(154)	(1.2)	30.2	30.3
General and administrative	4,462	4,307	155	3.6	10.3	9.8
Research and development	2,707	2,391	316	13.2	6.3	5.5
Depreciation and amortization	2,333	1,886	447	23.7	5.4	4.3

Total operating expenses	22,581	21,817	764	3.5	52.2	49.9

Income from operations	4,386	5,522	(1,136)	(20.6)	10.1	12.7
Other (expenses) income, net	(178)	(302)	124	(41.1)	(0.4)	(0.7)

Income before taxes	4,208	5,220	(1,012)	(19.4)	9.7	12.0
Provision for income taxes	1,580	2,178	(598)	(27.5)	3.6	5.0

Income before equity in net loss of other investments	2,628	3,042	(414)	(13.6)	6.1	7.0
Equity in net loss of other investments	—	—	—	—	—	—

Net income	$2,628	$3,042	(414)	(13.6)	6.1	7.0

	Six Months Ended June 30,		2009 - 2008 Inc (decr)		% of Sales
	2009	2008	$	%	2009	2008
Net sales	$86,606	$83,486	3,120	3.7	100.0%	100.0%
Cost of goods sold	30,842	31,122	(280)	(0.9)	35.6	37.3

Gross profit	55,764	52,364	3,400	6.5	64.4	62.7
Operating expenses:
Sales and marketing	27,675	25,568	2,107	8.2	32.0	30.6
General and administrative	9,546	8,245	1,301	15.8	11.0	9.9
Research and development	5,560	4,942	618	12.5	6.4	5.9
Depreciation and amortization	4,512	3,612	900	24.9	5.2	4.3

Total operating expenses	47,293	42,367	4,926	11.6	54.6	50.7

Income from operations	8,471	9,997	(1,526)	(15.3)	9.8	12.0
Other (expenses) income, net	(355)	(163)	(192)	117.8	(0.4)	(0.2)

Income before taxes	8,116	9,834	(1,718)	(17.5)	9.4	11.8
Provision for income taxes	3,023	3,890	(867)	(22.3)	3.5	4.7

Income before equity in net loss of other investments	5,093	5,944	(851)	(14.3)	5.9	7.1
Equity in net loss of other investments	—	(98)	98	(100.0)	—	(0.1)

Net income	$5,093	$5,846	(753)	(12.9)	5.9	7.0

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Sales

For the quarter ended June 30, 2009, total sales decreased 1% to $43.3 million from $43.7 million in the comparable quarter ended June 30, 2008. Sales of knee implant products decreased 7% to $18.9 million during the second quarter of 2009 from $20.5 million for the quarter ended June 30, 2008. We believe this decrease is partially a result of the current economic conditions and patients delaying elective knee surgeries. Hip implant sales of $6.7 million during the quarter ended June 30, 2009 were an increase of 18% over the $5.7 million in sales during the quarter ended June 30, 2008, primarily due to the continued success of our Novation® hip products. Sales from biologics and spine increased 4% during the quarter ended June 30, 2009 to $6.9 million, up from $6.6 million in the comparable quarter in 2008, due to growth contributions from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 29% to $5.1 million as compared to $3.9 million for the same period in 2008, as we continue to see increasing market acceptance of our Equinoxe® shoulder system. Sales of all other products decreased to $5.7 million as compared to $7.0 million in the same quarter last year, as the prior year included several instrumentation stocking orders from new distributors. Domestically, total sales increased 1% to $29.2 million, or 67% of total sales, during the quarter ended June 30, 2009, up from $28.8 million, which represented 66% of total sales, in the comparable quarter last year. Internationally, total sales decreased 5% to $14.1 million, representing 33% of total sales, for the quarter ended June 30, 2009, as compared to $14.9 million, which was 34% of total sales, for the same quarter in 2008.

For the six months ended June 30, 2009, total sales increased 4% to $86.6 million from $83.5 million in the comparable six months ended June 30, 2008. Sales of knee implant products decreased 4% to $37.4 million at June 30, 2009, compared to $39.0 million for the same period in 2008, which we believe is partially due to the current economic downturn. Hip implant sales of $13.2 million during the six months ended June 30, 2009 were an increase of 10% over the $12.0 million in sales during the six months ended June 30, 2008, due to the continued momentum of our Novation® hip product line. Sales from biologics and spine increased 5% during the six months ended June 30, 2009 to $13.9 million, up from $13.3 million in the comparable period in 2008, due to growth contributions from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 42% to $10.9 million as compared to $7.6 million for the same period in 2008, as we continue to see market acceptance of our Equinoxe® shoulder system. Sales of all other products decreased to $11.1 million as compared to $11.5 million in the same six month period last year. Domestically, total sales increased 5%

to $60.0 million, or 69% of total sales, during the six months ended June 30, 2009, up from $57.1 million, which represented 68% of total sales, in the comparable period last year. Internationally, total sales increased 1% to $26.6 million, representing 31% of total sales, for the six months ended June 30, 2009, as compared to $26.4 million, which was 32% of total sales, for the same six months in 2008.

Gross Profit

Gross profit decreased 1% to $27.0 million in the quarter ended June 30, 2009 from $27.3 million in the quarter ended June 30, 2008. As a percentage of sales, gross profit decreased to 62.3% during the quarter ended June 30, 2009 as compared to 62.6% in the quarter ended June 30, 2008, primarily as a result of variances associated with lower production volumes and inventory reductions. Looking forward, we expect gross profit, as a percentage of sales, to be 0.25-0.5% higher than prior year quarters on a comparative quarter basis.

Gross profit increased 6% to $55.8 million in the six months ended June 30, 2009 from $52.4 million in the six months ended June 30, 2008. As a percentage of sales, gross profit increased to 64.4% during the six month period ended June 30, 2009 as compared to 62.7% in the six months ended June 30, 2008, as a result of growth in our domestic sales, as well as obtaining higher margin international sales, as opposed to the prior year where we experienced low margin sales as a result of stocking product at several new distributors.

Operating Expenses

Total operating expenses increased 4% to $22.6 million in the quarter ended June 30, 2009 from $21.8 million in the quarter ended June 30, 2008. As a percentage of sales, total operating expenses increased to 52% for the quarter ended June 30, 2009, as compared to 50% for the same period in 2008. The increase in operating expenses is partially due to expenses of $1.2 million we incurred in relation to the DOJ inquiry. The increase is also a result of additional expenditures as we continue to invest in research and development projects to expand our product offerings. For the six month period ended June 30, 2009, total operating expenses increased 12% to $47.3 million from $42.4 million in the six months ended June 30, 2008. As a percentage of sales, total operating expenses increased to 55% for the six months ended June 30, 2009, as compared to 51% for the same period in 2008.

Sales and marketing expenses, the largest component of total operating expenses, decreased 1% for the quarter ended June 30, 2009 to $13.1 million from $13.2 million in the same quarter last year, primarily as a result of reduced variable selling expenses and our efforts to effectively manage our spending. Sales and marketing expenses, as a percentage of sales remained flat at 30% for the comparable quarters ended June 30, 2009 and 2008. Sales and marketing expenses increased 8% for the six months ended June 30, 2009 to $27.7 million from $25.6 million in the same period last year, primarily as a result of current year operating expenses for our French distributor that was acquired in April 2008. Sales and marketing expenses, as a percentage of sales increased to 32% for the six months ended June 30, 2009, from 31% for the six months ended June 30, 2008. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 30% to 32%.

General and administrative expenses increased 4% to $4.5 million in the quarter ended June 30, 2009 from $4.3 million in the quarter ended June 30, 2008. The general and administrative expenses included the additional expenses related to the DOJ inquiry of $1.2 million and $711,000 for the quarters ended June 30, 2009 and 2008, respectively. As a percentage of sales, general and administrative expenses remained at 10% for the quarters ended June 30, 2009 and 2008. Excluding the DOJ expenses, General and administrative expenses were 8% of sales. General and administrative expenses increased 16% to $9.5 million in the six months ended June 30, 2009 from $8.2 million in the six months ended June 30, 2008. Included in the six month amounts are expenses related to the DOJ inquiry of $2.6 million and $1.0 million for 2009 and 2008, respectively. As a percentage of sales, general and administrative expenses increased to 11% for the six months ended June 30, 2009, as compared to 10% in the six months ended June 30, 2008. Excluding the DOJ expenses, General and administrative expenses were 8% of sales. General and administrative expenses for the balance of the year ending December 31, 2009 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of DOJ expenses.

Research and development expenses increased 13% for the quarter ended June 30, 2009 to $2.7 million from $2.4 million in the same quarter last year. Our increase in research and development expenses is associated with continued focus on development projects. As a percentage of sales, research and development expenses increased to 6% for the quarter ended June 30, 2009 from 5% for the comparable quarter last year. Research and development expenses increased 13% for the six months ended June 30, 2009 to $5.6 million from $4.9 million in the same period last year. Our increase in research and development expenses is associated with ongoing clinical studies, research projects, and product development expenses. As a percentage of sales, research and development expenses increased to 6.4% for the six months ended June 30, 2009 from 5.9% for the comparable six months last year. More robust growth rates in research and development expenditures are expected due to increases in product development and testing expenses throughout the remainder of the year, ranging from 6.5% to 7.5% of sales.

Depreciation and amortization increased 24% to $2.3 million during the quarter ended June 30, 2009 from $1.9 million in the quarter ended June 30, 2008, primarily as a result of continuing facility expansion and surgical instrumentation. We placed $1.8 million of surgical instrumentation and $2.0 million in facilities expansion in service during the quarter. As a percentage of sales, depreciation and amortization increased during the quarter ended June 30, 2009 to 5% as compared to 4% for the quarter ended June 30, 2008. Depreciation and amortization increased 25% to $4.5 million during the six months ended June 30, 2009 from $3.6 million in the six months ended June 30, 2008, primarily as a result of continuing investment in our facilities and operations, surgical instrumentation and amortization of intangibles associated with our 2008 acquisitions. We placed $4.9 million of surgical instrumentation, $2.1 million of new manufacturing equipment, and $2.0 million in facilities expansion in service during the six months. As a percentage of sales, depreciation and amortization increased during the six months ended June 30, 2009 to 5% as compared to 4% for the six months ended June 30, 2008.

Income from Operations

Our income from operations decreased 21% to $4.4 million in the quarter ended June 30, 2009 from $5.5 million in the quarter ended June 30, 2008. Our income from operations decreased 15% to $8.5 million in the six months ended June 30, 2009 from $10.0 million in the six months ended June 30, 2008, as growth in operating expenses outpaced growth in top line sales. Looking forward, we anticipate income from operations to be in the range of 10.5% to 12.0% of sales for the remainder of 2009, excluding the impact of DOJ expenses.

Other Income and Expenses

We had other expenses, net of other income, of $178,000 during the quarter ended June 30, 2009, as compared to other expenses, net of other income of $302,000 in the quarter ended June 30, 2008, as a result of a reduction of interest expense on borrowings under the line of credit and other long-term debt, and gains on currency exchange. We incurred net interest expense for the quarter ended June 30, 2009 of $233,000 as compared to $304,000 during the quarter ended June 30, 2008. We had other expenses, net of other income, of $355,000 during the six months ended June 30, 2009, as compared to other expenses, net of other income of $163,000 in the six months ended June 30, 2008, primarily due to a first quarter 2008 before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of France Medica, offset by a reduced interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the six months ended June 30, 2009 of $377,000 as compared to $596,000 during the six months ended June 30, 2008.

Taxes and Net Income

Income before provision for income taxes decreased 19% to $4.2 million in the quarter ended June 30, 2009 from $5.2 million in the quarter ended June 30, 2008. The effective tax rate, as a percentage of income before taxes, was 38% for the quarter ended June 30, 2009, compared to 42% for the quarter ended June 30, 2008. The decrease in the effective tax rate was due to an R&D tax credit taken during 2009, which had not been implemented during the same period of 2008. Income before provision for income taxes decreased 17% to $8.1 million in the six months ended June 30, 2009 from $9.8 million in the six months ended June 30, 2008. The effective tax rate, as a percentage of income before taxes, was 37% for the six months ended June 30, 2009 compared to 40% for the six months ended June 30, 2008. We expect our effective tax rates to range from 37% to 38% for the balance of 2009. In accordance with FASB FIN 48, “Accounting for Uncertain Tax Positions, an Interpretation of SFAS No. 109”, we evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and six months ended June 30, 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.6 million in the quarter ended June 30, 2009, a decrease of 14% from $3.0 million in the quarter ended June 30, 2008. As a percentage of sales, net income decreased to 6% for the quarter ended June 30, 2009 as compared to 7% for the same quarter in 2008. Earnings per share, on a diluted basis, decreased to $0.20 for quarter ended June 30, 2009, from $0.24 for the quarter ended June 30, 2008. During the six months ended June 30, 2009, we realized net income of $5.1 million, a decrease of 13% from $5.8 million in the six months ended June 30, 2008. As a percentage of sales, net income decreased to 6% for the first six months of 2009 as compared to 7% for the same period in 2008. Earnings per share, on a diluted basis, decreased to $0.40 for six months ended June 30, 2009, from $0.47 for the six months ended June 30, 2008.

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

Excluding the impact of the pre-tax expenses of $1.2 million for the DOJ inquiry recognized during the second quarter of 2009, and $711,000 during the second quarter of 2008, income from operations for the quarter ended June 30, 2009, decreased 10% to $5.6 million from $6.2 million adjusted income from operations during the second quarter of 2008. Adjusted net income for the quarter ended June 30, 2009, decreased 3% to $3.4 million, as compared to an adjusted 2008 net income of $3.5 million, adjusted also for DOJ inquiry expenses incurred during the same quarter of 2008. Adjusted diluted earnings per share for the second quarter of 2009 decreased to $0.26 as compared to adjusted diluted earnings per share of $0.28 for the second quarter of 2008. Excluding the impact of the pre-tax expenses of $2.6 million for the DOJ inquiry recognized during the first six months of 2009, and $1.0 million during the first six months of 2008, income from operations for the six months ended June 30, 2009, increased 1% to $11.1 million from $11.0 million adjusted income from operations during the same six months of 2008. Adjusted net income for the six months ended June 30, 2009, increased 3% to $6.7 million, as compared to an adjusted 2008 net income of $6.5 million, adjusted also for DOJ inquiry expenses incurred during the same period of 2008. Adjusted diluted earnings per share for 2009 remained flat at $0.52 for both six month periods.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2009	2008	2009	2008
Income from operations	$4,386	$5,522	$8,471	$9,997
DOJ inquiry expenses, pre-tax	1,209	711	2,600	1,009

Adjusted income from operations - excluding DOJ related expenses	$5,595	$6,233	$11,071	$11,006

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2009	2008	2009	2008
Net Income	$2,628	$3,042	$5,093	$5,846
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	1,209	711	2,600	1,009
Income tax benefit	(459)	(263)	(988)	(373)

Adjustments, net of tax	750	448	1,612	636

Adjusted net income - excluding DOJ related expenses	$3,378	$3,490	$6,705	$6,482

Diluted earnings per share	$0.20	$0.24	$0.40	$0.47
Adjustment of DOJ related expenses, net	0.06	0.04	0.12	0.05

Adjusted diluted earnings per share	$0.26	$0.28	$0.52	$0.52

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At June 30, 2009, we had working capital of $79.7 million, an increase of 1% from $78.8 million at the end of 2008. Working capital in 2009 increased primarily as a result of reduction in our accounts payable as a result of lower inventory receipts. We experienced increases in our current assets and slight decreases in our current liabilities as we focus on reduced spending. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $9.4 million in the six months ended June 30, 2009, as compared to providing net cash from operations of $1.4 million during the six months ended June 30, 2008. The primary contributors to this change related to reduced cash outlays for inventories as our inventory receipts decrease, and decelerating increase of accounts receivable during the first six months of 2009 as compared to the same period of 2008 as a result of our increased collection efforts and lower sales growth. Our allowance for doubtful accounts and sales returns increased to $1.3 million at June 30, 2009 from $1.0 million at December 31, 2008. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 66 for the six months ended June 30, 2009 as compared to 61 for the six months ended June 30, 2008, as a result of our customers stretching their payment terms during this economic downturn. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth and current economic conditions. Inventory used cash of $600,000 during the first six months ended June 30, 2009, compared to net cash used of $4.8 million during the same period ended June 30, 2008.

Investing Activities - Investing activities used net cash of $9.0 million in the six months ended June 30, 2009, as compared to $18.8 million in the six months ended June 30, 2008. The decrease was due to our net cash outlay of $8.0 million for purchases of surgical instrumentation, facility expansion, and manufacturing equipment, and $640,000 for purchases of product licenses during the period ended June 30, 2009 as opposed to activity during the same period of 2008 resulting in cash outlay of $10.2 million for the two acquisitions, $1.2 million investment in a license technology, and $7.1 million in purchases of surgical instrumentation and manufacturing equipment.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. During July 2008, we paid $1.5 million of the supplement payments. During April 2009 we paid an additional $152,000 of supplement payments, and in May 2009 transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder. We have a remaining recorded current liability of $432,000 for a supplement payment payable in 2009 for $232,000, and the minimum 50% due of future supplement payments of $200,000 that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. As of June 30, 2009, the escrow funds for 750,000 EUR are recorded at the translated amount of $1,050,000, based on the exchange rate as of the end of June of $1.40 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

We acquired assets of $11.4 million and assumed liabilities of $4.2 million. A net deferred tax liability of $472,000 was recognized. In allocating the purchase price, we assigned a value of $1.5 million to identifiable intangible assets with definite lives, based on an exchange rate of $1.56 per 1.00 EUR on

March 31, 2008, and recognized $1.7 million of goodwill, based on the same $1.56 per 1.00 EUR exchange rate. We acquired a trademark with an assigned value of $394,000 with a remaining useful life of 5 years, and a customer list with an assigned value of $1.1 million and a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values of the intangible assets and certain identifiable assets and liabilities. The discounted cash flow method was used with a discount rate of 12%. Both intangible assets will be amortized on a straight line basis. As of June 30, 2009, we recognized additional goodwill of $425,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $184,000, for adjustment to goodwill of $241,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action described in Item 1 of Part II – Legal Proceedings, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

Our purchase price allocation was determined separately for the initial 16.7% acquired in 2003 and the remaining 83.3% acquired in 2008. During the fourth quarter of 2008 we recorded final adjustments to our purchase price allocation. The adjustments are a result of our finalizing the valuation of the identifiable intangible assets, our evaluation of limitations on the utilization of Altiva’s net operating loss carry forwards associated with the acquired deferred tax asset, and final expenses related to the Altiva shareholder litigation and other acquisition related expenses, which resulted in a net increase to goodwill of $1.7 million. We acquired assets of $6.6 million and assumed liabilities of $9.7 million. A net deferred tax asset in the amount of $5.0 million was recognized primarily for certain net operating loss carry forwards. Other acquisition adjustments included accumulated losses for 2003 through 2007 recognized by us for $1.4 million, which was offset by eliminations of intercompany deferred tax assets and receivables for $1.3 million. In allocating the purchase price, we assigned a value of $2.8 million to identifiable intangible assets with definite lives, and recognized $7.5 million of goodwill. We acquired licenses with an assigned value of $1.2 million with a remaining useful life of 10 years, and customer lists with an assigned value of $1.6 million with a remaining useful life of 7 years. It is management’s responsibility to determine the valuation of the net assets acquired and identify the intangible assets, their fair value and useful life. Management considered various factors to estimate the fair values and useful lives, including the use of an independent consultant to assist us in determining the fair values and useful lives of the identifiable intangible assets. The discounted cash flow method was used with a discount rate of 25% for the licenses and 21% for the customer list. Both intangible assets are being amortized on a straight line basis.

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

Financing Activities - Financing activities used net cash of $81,000 in the six months ended June 30, 2009, as compared to $19.6 million in net cash provided for the six months ended June 30, 2008. In the first six months of 2009, we had net repayments under our credit line of $7,000, as compared to net borrowings of $1.1 million in the first six months of 2008. Our commercial debt facilities decreased by $630,000 as a result of repayments during the six months ended June 30, 2009, as compared to $759,000 in the first six months of 2008. Proceeds from the exercise of stock options provided cash of $577,000 in the six months ended June 30, 2009, as compared to $19.2 million primarily from the issuance of common stock in the public offering during the six months ended June 30, 2008. We used the proceeds to fund capital expenditures and acquisitions.

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

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation or SunTrust as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of June 30, 2009, there was $14.8 million outstanding under the new revolving line of credit bearing an interest rate of 1.57%.

In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2009, there was $2.8 million outstanding under this loan bearing a variable rate of interest equal to 1.8%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2009, $1.3 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At June 30, 2009, there was $2.8 million outstanding under this loan.

In November 1997, we entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan is payable in annual installments, and is due in full in November 2017. This loan is secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically sets the variable rates under the bonds and attempts resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent has been unable to remarket the bonds. Under the terms of the governing indenture, to the extent the remarketing agent is unable to remarket the bonds prior to the expiration date of the letter of credit securing them, we will be required to repay all principal and accrued interest on the loan. We continue to comply with our payment obligations with respect to this financing. The letter of credit expires in November 2009. As of June 30, 2009, the loan and the underlying bonds had a balance of $1.4 million with an associated interest rate of 3.25%.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at June 30, 2009.

Other Commitments

At June 30, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.8 million and outstanding commitments for the purchase of capital equipment of $1.2 million. Purchases under our distribution agreements were $4.0 million during the six months ended June 30, 2009.

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

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $3,000 for the remainder of 2009. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2009, and the weighted average interest rates are those experienced during the year to date ended June 30, 2009 (in thousands, except percentages):

	2009	2010	2011	2012	Thereafter	Total
Liabilities
Industrial Revenue Bond at variable interest rate	$200	$200	$200	$200	$600	$1,400
Weighted average interest rate	1.6%
Commercial construction loan at variable interest rate	105	210	210	210	2,095	2,830
Weighted average interest rate	1.9%
Commercial equipment loan at variable interest rate	297	594	446	—	—	1,337
Weighted average interest rate	5.6%
Commercial real estate loan at fixed rate swap	183	386	412	441	1,406	2,828
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	—	—	—	14,795	14,795
Weighted average interest rate	1.7%

At our U.S. operations, we generally invoice and receive payment from international distributors in U.S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the six months ended June 30, 2009, translation losses were $562,000, which were principally due to our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have remeasured the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The remeasurement resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. During the six months ended June 30, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for the three and six months of 2009 were

$41,000 and $8,000, respectively. During the three and six month periods of 2008 we recognized gains of $2,000 and losses of $52,000, respectively, primarily due to the fluctuations of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective during the period ended June 30, 2009.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2009, we had $40,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $1.2 million and $2.6 million during the three and six months ended June 30, 2009, respectively, and $711,000 and $1.0 million for the three and six months ended June 30, 2008, respectively.

Item 1A.	Risk Factors

Information about risk factors for the six months ended June 30, 2009, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders (the “Meeting”) of the Company was held on May 7, 2009.

b)	Not applicable because

(i)	Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

(ii)	There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated March 27, 2009, and

(iii)	All such nominees were elected.

c)	The matters voted on at the Meeting consisted of the following:

(i)	The election of three members to the Company’s Board of Directors. The name of each nominee for election and the number of shares voted for and against such nominee are set forth below. There were no abstentions or broker non-votes with respect to such nominees:

Director	For	Against
William Petty	9,064,433	2,031,683
Albert Burstein	9,084,216	2,011,900

(ii)	The approval of the 2009 Executive Incentive Compensation Plan and approval of the 2009 Employee Stock Purchase Plan. The proposals and the number of shares voted for, abstained and against such approvals are set forth below. There were 1,650,156 broker non-votes with respect to the proposals:

Proposal	For	Abstain	Against
Approval of the 2009 Executive Incentive Compensation Plan	6,850,438	2,840	2,592,682
Approval of the 2009 Employee Stock Purchase Plan	9,121,673	3,442	320,845

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

3.1	Company’s Articles of Incorporation, as amended(1)

3.2	Company’s Bylaws(1)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)(2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to exhibit 3 filed with the Registrants’ Quarter Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 6, 2009	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: August 6, 2009	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer