Form 10-Q
period 2009-09-30
EXACTECH INC
filed 2009-11-05
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, $.01 par value	12,801,380

EXACTECH, INC.

Item 1.   Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30,	(audited) December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,328	$3,285
Accounts receivable, net of allowances of $907 and $1,006	31,729	31,750
Prepaid expenses and other assets, net	2,726	2,193
Income taxes receivable	453	359
Inventories	59,107	61,866
Deferred tax assets – current	1,664	1,119

Total current assets	99,007	100,572

PROPERTY AND EQUIPMENT:
Land	1,897	1,231
Machinery and equipment	24,091	21,528
Surgical instruments	44,923	38,012
Furniture and fixtures	2,991	2,746
Facilities	15,537	13,551
Projects in process	772	2,221

Total property and equipment	90,211	79,289
Accumulated depreciation	(37,680)	(32,950)

Net property and equipment	52,531	46,339

OTHER ASSETS:
Deferred financing and deposits, net	1,177	1,594
Other investments	—	1,387
Product licenses and designs, net	5,520	3,382
Patents and trademarks, net	2,135	2,272
Customer relationships, net	2,040	2,418
Goodwill	9,850	9,556

Total other assets	20,722	20,609

TOTAL ASSETS	$172,260	$167,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,140	$13,065
Income taxes payable	957	242
Accrued expenses and other liabilities	6,748	5,697
Other current liabilities	1,354	1,370
Current portion of long-term debt	1,183	1,415

Total current liabilities	22,382	21,789

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,348	835
Line of credit	10,723	14,802
Long-term debt, net of current portion	5,521	7,610
Other long-term liabilities	546	869

Total long-term liabilities	19,138	24,116

Total liabilities	41,520	45,905

SHAREHOLDERS’ EQUITY:
Common stock	128	127
Additional paid-in capital	52,767	51,223
Accumulated other comprehensive loss	(1,272)	(1,019)
Retained earnings	79,117	71,284

Total shareholders’ equity	130,740	121,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,260	$167,520

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2009	2008	2009	2008
NET SALES	$42,363	$37,934	$128,969	$121,420

COST OF GOODS SOLD	15,269	13,708	46,111	44,830

Gross profit	27,094	24,226	82,858	76,590

OPERATING EXPENSES:
Sales and marketing	13,267	11,775	40,942	37,343
General and administrative	4,353	4,630	13,899	12,875
Research and development	2,932	2,086	8,492	7,028
Depreciation and amortization	2,131	1,800	6,643	5,412

Total operating expenses	22,683	20,291	69,976	62,658

INCOME FROM OPERATIONS	4,411	3,935	12,882	13,932

OTHER INCOME (EXPENSE):
Interest income	1	6	11	9
Other income	17	—	31	485
Interest expense	(168)	(210)	(555)	(809)
Foreign currency exchange gain (loss)	128	(23)	136	(75)

Total other expenses	(22)	(227)	(377)	(390)

INCOME BEFORE INCOME TAXES	4,389	3,708	12,505	13,542

PROVISION FOR INCOME TAXES	1,649	1,571	4,672	5,461

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	2,740	2,137	7,833	8,081

EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	—	—	(98)

NET INCOME	$2,740	$2,137	$7,833	$7,983

BASIC EARNINGS PER SHARE	$0.21	$0.17	$0.61	$0.65

DILUTED EARNINGS PER SHARE	$0.21	$0.16	$0.61	$0.63

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615
Exercise of stock options	55	1	305	—	—	306
Issuance of common stock for services	7	—	107	—	—	107
Issuance of common stock under the Employee Stock Purchase Plans	37	—	413	—	—	413
Compensation cost of stock options	—	—	707	—	—	707
Tax benefit from exercise of stock awards	—	—	12	—	—	12
Comprehensive Income:
Net income	—	—	—	7,833	—	7,833
Change in fair value of cash flow hedge, net of tax	—	—	—	—	57	57
Change in currency translation	—	—	—	—	(310)	(310)

Other comprehensive loss						(253)

Comprehensive income						7,580

Balance, September 30, 2009	12,800	$128	$52,767	$79,117	$(1,272)	$130,740

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$7,833	$7,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(99)	306
Inventory impairment	847	1,613
Depreciation and amortization	7,583	6,090
Restricted common stock issued for services	107	—
Compensation cost of stock awards	707	797
Tax benefit from exercise of stock options	12	217
Excess tax benefit from exercise of stock options	(12)	(217)
Loss on disposal of equipment	43	182
Forward currency option gain	—	(485)
Foreign currency exchange (gain) loss	(136)	75
Equity in net loss of other investments	—	98
Deferred income taxes	941	2,434
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	93	(3,543)
Prepaids and other assets	(1)	(1,305)
Inventories	1,831	(9,479)
Accounts payable	(1,147)	1,409
Income taxes payable/receivable	620	(540)
Accrued expense & other liabilities	1,124	(3,180)

Net cash provided by operating activities	20,346	2,455

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,781)	(12,420)
Purchases of product licenses and designs	(1,335)	(159)
Purchases of patents and trademarks	(85)	—
Investment in license technology	—	(1,157)
Proceeds from investment in forward currency option	—	609
Investment in escrow fund	(14)	(823)
Acquisitions of subsidiaries, net of cash acquired	(386)	(11,585)

Net cash used in investing activities	(14,601)	(25,535)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(4,079)	6,435
Principal payments on debt	(2,322)	(1,121)
Debt issuance costs	(44)	(163)
Excess tax benefit from exercise of stock options	12	217
Proceeds from issuance of common stock	719	19,671

Net cash (used in) provided by financing activities	(5,714)	25,039

Effect of foreign currency translation on cash and cash equivalents	12	(134)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43	1,825
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,285	2,038

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,328	$3,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$507	$705
Income taxes	3,346	4,095
Non-cash investing and financing activities:
Conversion of note receivable for acquisition	$—	$4,394
Issuance of securities for acquisitions	—	2,541
Purchase price supplement payable	206	406
Cash flow hedge loss (gain), net of tax	57	(6)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments and the adjustments necessary to account for the acquisition of Altiva and France Medica. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. The Company’s subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, and Exactech Taiwan are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Altiva Corporation is consolidated for financial reporting purposes as of January 2, 2008 and France Medica is consolidated as of April 1, 2008, their respective dates of acquisition. All intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Management has evaluated all events and transactions that occurred from October 1, 2009 through November 5, 2009, the date these condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. There were no material subsequent events required to be recognized or disclosed in the financial statements.

2.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification or ASC) as the single source of accounting principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America (US GAAP) to be applied by non-governmental entities. The Codification is not intended to change or alter US GAAP, but change the organization of accounting guidance. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 did not have an impact on our financial condition and results of operations.

In April 2009, the FASB issued application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. This guidance is required to be applied prospectively and does not allow retrospective application. This guidance is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted. The implementation of this guidance did not have a material impact on our financial condition and results of operations.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance also requires disclosures in all interim financial statements. This guidance is effective for periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our financial condition and results of operations.

In May 2009, the FASB issued guidance on the assessment and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our consolidated financial condition and results of operations.

In June 2009, the FASB issued changes to the guidance on transfers of financial assets and expands the disclosure requirements for such transactions. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this guidance on our financial condition and results of operations.

In June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis. These changes are effective for fiscal years beginning after November 15, 2009. The implementation of these changes is not expected to have a material impact on our financial condition and results of operations.

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

Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$257	$—	$257	$—

Total	$257	$—	$257	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the period ended September 30, 2009, we have determined the interest rate swap to be effective.

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

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended September 30, 2009 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2008	$926	$220	$7,553	$248	$609	$9,556
Acquired goodwill	97	21	—	25	69	212
Foreign currency translation effects	37	8	—	10	27	82

Balance as of September 30, 2009	$1,060	$249	$7,553	$283	$705	$9,850

The change in acquired goodwill was a result of additional supplement liabilities due for the acquisition of France Medica. See Note 7 – Acquisitions for further discussion on the purchase price supplement liability. We test goodwill for impairment at least annually. Our impairment analysis during the fourth quarter of 2008 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at September 30, 2009 and December 31, 2008 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2009
Product licenses and designs	$6,937	$1,417	$5,520	9.1
Customer relationships	2,670	630	2,040	7.0
Patents and trademarks	3,921	1,786	2,135	13.3

Balance at December 31, 2008
Product licenses and designs	$4,532	$1,150	$3,382	9.1
Customer relationships	2,635	217	2,418	7.0
Patents and trademarks	3,823	1,551	2,272	13.3

5.     FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the

Taiwanese Dollar (TWD). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine month period ended September 30, 2009, translation gains were $426,000, which were due to the weakening of the dollar and partially offset by our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have revalued the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The revaluation resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. During the nine months ended September 30, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2008	$(214)	$(805)	$(1,019)
Currency revaluation	—	(736)	(736)
2009 Adjustments	57	426	483

Balance September 30, 2009	$(157)	$(1,115)	$(1,272)

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

6.     INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on us. Impairment charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an impairment charge to reduce the carrying value of any impaired inventory to its estimated fair value, which becomes its new cost basis. Impairment charges for the three and nine months ended September 30, 2009 were $582,000 and $847,000, respectively. Impairment charges for the three and nine months ended September 30, 2008 were $351,000 and $1,613,000, respectively. Inventory is also reviewed for the ability to turn over the inventory within the following year, and inventory, in total, that is not projected to be sold during the following twelve month period is classified as a non-current asset on the condensed consolidated balance sheets. As of September 30, 2009 and December 31, 2008, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008

Raw materials	$17,884	$15,742
Work in process	959	1,363
Finished goods on hand	14,878	23,631
Finished goods on loan	25,386	21,130

Total inventory	$59,107	$61,866

7.     ACQUISITIONS AND SUBSIDIARY START-UPS

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During the first nine months of 2009 we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. We have a remaining recorded current liability of $211,000 for the minimum 50% due of future supplement payments that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of September 30, 2009, the escrow funds are recorded at the translated amount of $853,000, based on the exchange rate as of the end of September of $1.46 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

We accounted for the acquisition under the purchase method of accounting required by the FASB. Accordingly, the results of operations of France Medica have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of France Medica have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

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

For the nine months ended September 30, 2009, we recognized additional goodwill of $212,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $82,000, for adjustment to goodwill of $294,000. During 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $183,000, for adjustment to goodwill of $33,000.

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

We accounted for the acquisition under the purchase method of accounting required by the FASB. Accordingly, the results of operations of Altiva have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

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

New Research Operations Subsidiary in Taiwan

During the second half of 2009, we opened a research and development operation in Taiwan to help manage an existing cartilage repair project. We previously started a Taiwanese subsidiary, Exactech Taiwan, that entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. Prior to the start-up of the operations we had paid approximately $1.4 million which was recorded as other investment on our balance sheet as of December 31, 2008.

8.     INCOME TAX

At December 31, 2008, net operating loss carry forwards of our subsidiaries totaled $33.4 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $8.9 million at December 31, 2008; however, a valuation allowance of $4.1 million was charged against this deferred tax asset assuming these losses will not be fully realized. At September 30, 2009, these loss carry forwards of our subsidiaries totaled $33.0 million, and the deferred tax asset associated with these losses was $8.8 million. A valuation allowance of $4.3 million was charged against this deferred tax asset assuming that these losses will not be fully realized.

9.     DEBT

Debt consists of the following at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Industrial Revenue Bond payable in annual principal installments as follows: $200 per year from 2006-2014; $100 per year from 2015-2017; monthly interest payments based on adjustable rate: proceeds used to finance construction of current facility. See discussion below for the full repayment of the loan in August 2009.	$—	$1,400

Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.75% as of September 30, 2009); proceeds used to finance expansion of current facility.	2,778	2,935

Commercial equipment loan payable in monthly principal installments of $25.4, beginning April 2004, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5%; proceeds used to finance equipment for facility expansion.	—	51

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of September 30, 2009); proceeds used to finance equipment for production facility expansion.	1,189	1,634

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,737	3,005

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.51% as of September 30, 2009). Proceeds used to fund inventory purchases.	10,723	14,802

Total debt	17,427	23,827
Less current portion	(1,183)	(1,415)

	$16,244	$22,412

The following is a schedule of debt maturities as of September 30, 2009, for the years ended December 31:

2009	$294
2010	1,190
2011	1,068
2012	651
2013	11,404
Thereafter	2,820

	$17,427

In November 1997, we entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan was payable in annual installments, and due in full November 2017. This loan was secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically set the variable rates under the bonds and attempted resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent had been unable to remarket the bonds. On August 20, 2009, prior to the expiration date of the letter of credit and any date on which we might be obligated to repay the loan, we elected to repay in full the current loan balance outstanding of $1.4 million and interest of $3,000. No prepayment penalties were assessed. We funded the payment using our current borrowing on our line of credit.

10.     COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition, we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2009, we had $50,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $845,000 and $3.4 million during the three and nine months ended September 30, 2009, respectively, and $1.2 million and $2.2 million for the three and nine months ended September 30, 2008, respectively.

In September 2009, Gregory Hudak and Jeffrey Hudak, in their capacities as relators, brought a qui tam lawsuit against Altiva Corporation, a wholly-owned subsidiary of Exactech, Exactech, and other unrelated parties in the United States District Court for the Middle District of Florida. The lawsuit alleges that a variety of healthcare concerns for which the relators had provided services as medical supplies distributors, including Altiva, had violated the False Claims Act in connection with the distribution of spine surgery implants. The period of time of the alleged activity occurred prior to our acquisition of Altiva. The U.S. Department of Justice has notified the Court that it has declined to intervene in the action; however, there can be no assurances that the U.S. Department of Justice will not seek to intervene at a later point in time to the extent facts arise which prompt it to do so. Management believes that the lawsuit is without merit and that the allegations set forth in the complaint as they pertain to Altiva and Exactech are unjustified and, accordingly, intends to vigorously defend these claims. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

Purchase Commitments

At September 30, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.6 million and outstanding commitments for the purchase of capital equipment of $2.0 million. Purchases under our distribution agreements were $6.3 million during the nine months ended September 30, 2009.

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

11.     SEGMENT INFORMATION

Exactech evaluates its operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Upon acquisition of our spine product line, in January 2008, we included this product line in the “other products” segment; however, due to the integration of the spine operations into the operations of our biologics segment we have realigned the spine product line to include it with the biologics segment and reclassified segment amounts for the prior periods. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Total gross assets held outside the United States as of September 30, 2009, was $16.4 million. Included in these assets is $9.1 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
Three months ended September 30, 2009
Net sales	$17,278	$6,794	$6,527	$5,510	$6,254	$—	$42,363
Segment profit (loss)	2,284	620	496	1,357	(346)	(22)	4,389
Total assets, net	41,659	24,574	19,244	9,154	8,015	69,614	172,260
Capital expenditures	2,233	698	50	379	372	1,867	5,599
Depreciation and Amortization	749	366	151	141	38	1,022	2,467

2008
Net sales	$16,594	$5,490	$6,116	$4,199	$5,535	$—	$37,934
Segment profit (loss)	2,547	72	450	1,042	(176)	(227)	3,708
Total assets, net	38,483	24,026	20,538	7,141	8,215	66,018	164,421
Capital expenditures	1,918	561	11	802	145	2,002	5,439
Depreciation and Amortization	716	417	141	108	52	606	2,040

Nine months ended September 30, 2009
Net sales	$54,706	$20,034	$20,471	$16,371	$17,387	$—	$128,969
Segment profit (loss)	6,999	1,319	1,666	4,007	(1,109)	(377)	12,505
Total assets, net	41,659	24,574	19,244	9,154	8,015	69,614	172,260
Capital expenditures	5,215	1,803	595	1,609	581	4,398	14,201
Depreciation and Amortization	2,492	1,306	509	442	167	2,667	7,583

2008
Net sales	$55,585	$17,509	$19,437	$11,831	$17,058	$—	$121,420
Segment profit (loss)	9,160	500	2,002	3,263	(993)	(390)	13,542
Total assets, net	38,483	24,026	20,538	7,141	8,215	66,018	164,421
Capital expenditures	4,326	2,511	58	1,197	531	3,956	12,579
Depreciation and Amortization	2,097	1,254	424	333	151	1,831	6,090

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended September 30,	2009	2008	% Inc (Decr)
Domestic sales	$30,192	$26,335	14.6
International sales	12,171	11,599	4.9

Total sales	$42,363	$37,934	11.7

Nine months ended September 30,	2009	2008	% Inc (Decr)
Domestic sales	$90,203	$83,441	8.1
International sales	38,766	37,979	2.1

Total sales	$128,969	$121,420	6.2

12.     SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
Net income	$2,740			$2,137

Basic EPS:
Net income available to common shareholders	$2,740	12,788	$0.21	$2,137	12,672	$0.17

Effect of dilutive securities:
Stock options		134			486

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,740	12,922	$0.21	$2,137	13,158	$0.16

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
Net income	$7,833			$7,983

Basic EPS:
Net income available to common shareholders	$7,833	12,758	$0.61	$7,983	12,191	$0.65

Effect of dilutive securities:
Stock options		116			466

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,833	12,874	$0.61	$7,983	12,657	$0.63

For the three months ended September 30, 2009, weighted average options to purchase 426,010 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2008, weighted average options to purchase 15,518 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the nine months ended September 30, 2009, weighted average options to purchase 620,710 shares of common stock at prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method. For the nine months ended September 30, 2008, weighted average options to purchase 52,669 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

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

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaces the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of September 30, 2009, there were 692,922 total remaining shares issuable under the 2009 Plan.

We apply the fair-value method in accounting for employee options, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”). The fair value of each option granted to employees and each ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for grants on the date of grant. For stock-based compensation granted to non-employees we are required to remeasure the fair value of stock awards until a measurement date is achieved.

The compensation cost that has been charged against income for the incentive compensation plans and ESPP was $707,000 and $797,000 and income tax benefit of $96,000 and $81,000 for the nine months ended September 30, 2009 and 2008, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $19,000 and $30,000, net of taxes, during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, total unrecognized compensation cost related to unvested awards was $713,000 and is expected to be recognized over a weighted-average period of 1.23 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2009 and changes during the period is presented below:

	2009
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,151,529	$14.33
Granted	142,579	12.90
Exercised	(55,460)	5.51		432
Forfeited or Expired	(4,420)	14.89

Outstanding – September 30	1,234,228	$14.56	4.08	$3,060

Exercisable – September 30	899,630	$14.05	3.69	$2,560

Weighted average fair value per share of options vested during the period		$10.17

Weighted average fair value per share of options granted during the period		$5.43

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 142,579 shares of stock options granted during the nine months ended September 30, 2009. There were 15,000 shares of stock options granted during the nine months ended September 30, 2008.

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

The first of the four quarterly grants was granted on February 27, 2009, and was for an aggregate of 2,583 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $13.78. The second of the four quarterly grants was granted on May 31, 2009, for an aggregate of 2,226 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $16.00. The third of the four quarterly grants was granted on August 31, 2009, for an aggregate of 2,394 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $14.88. The restricted stock awards require no service period and thus, no risk or provision for forfeiture. We did not grant any restricted stock awards during the first nine months of 2008.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees are allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There are 250,000 shares reserved for issuance under the plan. There are no shares remaining available to purchase under the plan after June 30, 2009. On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of September 30, 2009, 139,047 shares remain available to purchase under this 2009 ESPP.

Employees participating in these plans purchased 36,508 shares during the nine months ended September 30, 2009 and 20,523 shares during the nine months ended September 30, 2008. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2009 and 2008, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 62 and 36 percent; and risk-free interest rates of 2.8 and 3.3 percent. The weighted-average fair value of those purchase shares granted in 2009 and 2008 was $3.83 and $5.31, respectively.

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

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses primarily consists of payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. These expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.

In marketing our products, we use a combination of traditional targeted media marketing together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are the primary decision maker when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on meeting the needs of the orthopaedic surgeon community. In addition to surgeon’s preference, hospitals and buying groups, as the economic customer, are actively participating with physicians in the choice of implants and services.

Overview of the Three and Nine Months Ended September 30, 2009

During the quarter ended September 30, 2009, sales increased 12% to $42.4 million from $37.9 million in the comparable quarter ended September 30, 2008, as we experienced a return to procedural volume growth as compared to what we experienced in the prior two quarters. Gross margins improved slightly to 64.0% from 63.9% as a result of increased domestic sales with higher gross margins. Operating expenses increased 12% from the quarter ended September 30, 2008, and as a percentage of sales, operating expenses remained stable at 54% during each of the three quarters ended September 30, 2009 and 2008. This increase was primarily due to higher expenditures for research and development and product launches. Net income for the quarter ended September 30, 2009 increased 28% and diluted earnings per share were $0.21 as compared to $0.16 during the third quarter last year.

During the nine months ended September 30, 2009, sales increased 6% to $129.0 million from $121.4 million in the comparable nine months ended September 30, 2008, as we experienced some expansion in the market, which was partially offset by the effect of foreign currency fluctuations and the current economic downturn. Gross margins increased to 64.2% from 63.1% as a result of continued growth in our domestic sales with higher margins as well as the impact of lower product costs with more components being manufactured internally. Operating expenses increased 12% from the nine month period ended September 30, 2008, and as a percentage of sales, operating expenses increased to 54% during the first nine months of 2009 as compared to 52% for the same period in 2008. This increase was partially due to $3.4 million in legal and other expenses related to the DOJ inquiry. We also incurred additional sales and marketing expenses and depreciation and amortization expenses as a result of our acquisitions during 2008. Net income for the nine months ended September 30, 2009 decreased 2% to $7.8 million and diluted earnings per share were $0.61 as compared to $0.63 last year. Net income for the nine months was also affected by the DOJ inquiry, which had a net of tax impact of $2.1 million on net income and $0.16 effect on earnings per share. Excluding the impact of the DOJ inquiry costs, net income increased 7% to $10.0 million.

During the nine months ended September 30, 2009, we acquired $12.8 million in property and equipment, including new production equipment, surgical instrumentation, and facility expansion. Cash flow from operations was $20.3 million for the nine months ended September 30, 2009 as compared to a net cash flow from operations of $2.5 million during the nine months ended September 30, 2008.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and nine month periods ended September 30, 2009 and September 30, 2008:

Sales by Product Line
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008

Knee Products	$17,278	40.8%	$16,594	43.7%	$54,706	42.4%	$55,585	45.8%
Hip Products	6,794	16.0	5,490	14.5	20,034	15.5	17,509	14.4
Biologics & Spine	6,527	15.4	6,116	16.1	20,471	15.9	19,437	16.0
Extremity	5,510	13.0	4,199	11.1	16,371	12.7	11,831	9.7
Other Products	6,254	14.8	5,535	14.6	17,387	13.5	17,058	14.1

Total	$42,363	100.0%	$37,934	100.0%	$128,969	100.0%	$121,420	100.0%

The following tables include items from the unaudited Condensed Statements of Income for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data
	Three Months Ended September 30,		2009 - 2008 Inc (decr)		% of Sales
	2009	2008	$	%	2009	2008
Net sales	$42,363	$37,934	4,429	11.7	100.0%	100.0%
Cost of goods sold	15,269	13,708	1,561	11.4	36.0	36.1
Gross profit	27,094	24,226	2,868	11.8	64.0	63.9
Operating expenses:
Sales and marketing	13,267	11,775	1,492	12.7	31.3	31.1
General and administrative	4,353	4,630	(277)	(6.0)	10.3	12.2
Research and development	2,932	2,086	846	40.6	6.9	5.5
Depreciation and amortization	2,131	1,800	331	18.4	5.1	4.8
Total operating expenses	22,683	20,291	2,392	11.8	53.6	53.6
Income from operations	4,411	3,935	476	12.1	10.4	10.3
Other (expenses) income, net	(22)	(227)	205	(90.3)	—	(0.6)
Income before taxes	4,389	3,708	681	18.4	10.4	9.7
Provision for income taxes	1,649	1,571	78	5.0	3.9	4.1
Net income	$2,740	$2,137	603	28.2	6.5	5.6

	Nine Months Ended September 30,		2009 - 2008 Inc (decr)		% of Sales
	2009	2008	$	%	2009	2008
Net sales	$128,969	$121,420	7,549	6.2	100.0%	100.0%
Cost of goods sold	46,111	44,830	1,281	2.9	35.8	36.9
Gross profit	82,858	76,590	6,268	8.2	64.2	63.1
Operating expenses:
Sales and marketing	40,942	37,343	3,599	9.6	31.7	30.7
General and administrative	13,899	12,875	1,024	8.0	10.8	10.6
Research and development	8,492	7,028	1,464	20.8	6.6	5.8
Depreciation and amortization	6,643	5,412	1,231	22.7	5.1	4.5
Total operating expenses	69,976	62,658	7,318	11.7	54.2	51.6
Income from operations	12,882	13,932	(1,050)	(7.5)	10.0	11.5
Other (expenses) income, net	(377)	(390)	13	(3.3)	(0.3)	(0.3)
Income before taxes	12,505	13,542	(1,037)	(7.7)	9.7	11.2
Provision for income taxes	4,672	5,461	(789)	(14.4)	3.6	4.5
Income before equity in net loss of other investments	7,833	8,081	(248)	(3.1)	6.1	6.7
Equity in net loss of other investments	—	(98)	98	(100.0)	—	(0.1)
Net income	$7,833	$7,983	(150)	(1.9)	6.1	6.6

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Sales

For the quarter ended September 30, 2009, total sales increased 12% to $42.4 million from $37.9 million in the comparable quarter ended September 30, 2008. Sales of knee implant products increased 4% to $17.3 million during the third quarter of 2009 from $16.6 million for the quarter ended September 30, 2008. We believe this increase is partially a result of sequential improvement in same customer surgical volumes as well as adding new customers. Hip implant sales of $6.8 million during the quarter ended September 30, 2009 were an increase of 24% over the $5.5 million in sales during the quarter ended September 30, 2008, primarily due to the continued success of our Novation® hip products. Sales from biologics and spine increased 7% during the quarter ended September 30, 2009 to $6.5 million, up from $6.1 million in the comparable quarter in 2008, due to the continued growth and market penetration from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 31% to $5.5 million as compared to $4.2 million for the same period in 2008, as we continue to see increasing market acceptance of our Equinoxe® shoulder system, including the reverse product line extension. Sales of all other products increased to $6.3 million as compared to $5.5 million in the same quarter last year. Domestically, total sales increased 15% to $30.2 million, or 71% of total sales, during the quarter ended September 30, 2009, up from $26.3 million, which represented 69% of total sales, in the comparable quarter last year. Internationally, total sales increased 5% to $12.2 million, representing 29% of total sales, for the quarter ended September 30, 2009, as compared to $11.6 million, which was 31% of total sales, for the same quarter in 2008.

For the nine months ended September 30, 2009, total sales increased 6% to $129.0 million from $121.4 million in the comparable nine months ended September 30, 2008. Sales of knee implant products decreased 2% to $54.7 million during the nine months ended September 30, 2009, compared to $55.6 million for the same period in 2008, which we believe is partially due to a decrease in the volume of elective surgical procedures due to the economic downturn. Hip implant sales of $20.0 million during the nine months ended September 30, 2009 were an increase of 14% over the $17.5 million in sales during the nine months ended September 30, 2008, due to the continued momentum of our Novation® hip product line. Sales from biologics and spine increased 5% during the nine months ended September 30, 2009 to $20.5 million, up from $19.4 million in the comparable period in 2008, due to growth contributions from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 38% to $16.4 million as compared to $11.8 million for the same period in 2008, as we continue to see market acceptance of our Equinoxe® shoulder system. Sales of all other products increased to $17.4 million as compared to $17.1 million in the same nine month period last year. Domestically, sales increased 8% to $90.2 million, or 70% of total sales, during the nine months ended September 30, 2009, up from $83.4 million, which represented 69% of total sales, in the comparable period last year. Internationally, sales increased 2% to $38.8 million, representing 30% of total sales, for the nine months ended September 30, 2009, as compared to $38.0 million, which was 31% of total sales, for the same nine months in 2008.

Gross Profit

Gross profit increased 12% to $27.1 million in the quarter ended September 30, 2009 from $24.2 million in the quarter ended September 30, 2008. As a percentage of sales, gross profit increased to 64.0% during the quarter ended September 30, 2009 as compared to 63.9% in the quarter ended September 30, 2008, primarily as a result of the higher percentage of domestic sales, with higher gross margins.

Gross profit increased 8% to $82.9 million in the nine months ended September 30, 2009 from $76.6 million in the nine months ended September 30, 2008. As a percentage of sales, gross profit increased to 64.2% during the nine month period ended September 30, 2009 as compared to 63.1% in the nine months ended September 30, 2008, as a result of growth in our domestic sales, as well as obtaining higher margin international sales, as opposed to the prior year where we experienced low margin sales as a result of stocking product at several new international distributors. Looking forward, we expect full year gross profit, as a percentage of sales, to be approximately 1% higher than 2008.

Operating Expenses

Total operating expenses increased 12% to $22.7 million in the quarter ended September 30, 2009 from $20.3 million in the quarter ended September 30, 2008. As a percentage of sales, total operating expenses remained at 54% for each of the quarters ended September 30, 2009 and 2008. The increase in operating expenses during the third quarter is primarily a result of additional research and development and product launch expenditures as we continue to invest in expanding our product offerings. For the nine month period ended September 30, 2009, total operating expenses increased 12% to $70.0 million from $62.7 million in the nine months ended September 30, 2008. As a percentage of sales, total operating expenses increased to 54% for the nine months ended September 30, 2009, as compared to 52% for the same period in 2008.

Sales and marketing expenses, the largest component of total operating expenses, increased 13% for the quarter ended September 30, 2009 to $13.3 million from $11.8 million in the same quarter last year, primarily as a result of variable selling and product launch expenses. Sales and marketing expenses, as a percentage of sales remained flat at 31% for the comparable quarters ended September 30, 2009 and 2008. Sales and marketing expenses increased 10% for the nine months ended September 30, 2009 to $40.9 million from $37.3 million in the same period last year, partially due to our increased sales efforts, as well as, the effect of a full current year of operating expenses for our French distributor that was acquired in April 2008. Sales and marketing expenses, as a percentage of sales increased to 32% for the nine months ended September 30, 2009, from 31% for the nine months ended September 30, 2008. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 30% to 32%.

General and administrative expenses decreased 6% to $4.4 million in the quarter ended September 30, 2009 from $4.6 million in the quarter ended September 30, 2008. This decrease was principally a result of reduced expenses related to the DOJ inquiry of $845,000 in 2009 from $1.2 million for the quarter ended September 30, 2008. As a percentage of sales, general and administrative expenses decreased to 10% for the quarter ended September 30, 2009, compared to 12% for the same quarter in 2008. General and administrative expenses increased 8% to $13.9 million in the nine months ended September 30, 2009 from $12.9 million in the nine months ended September 30, 2008. Included in the nine month amounts are expenses related to the DOJ inquiry of $3.4 million and $2.2 million for 2009 and 2008, respectively. As a percentage of sales, general and administrative expenses remained constant at 11% for both nine month periods. Excluding the DOJ expenses, General and administrative expenses were 8% of sales for the nine months of 2009, and 9% of sales for 2008. General and administrative expenses for the balance of the year ending December 31, 2009 are expected to be in the range of 8% to 9%, as a percentage of sales, excluding the impact of DOJ expenses.

Research and development expenses increased 41% for the quarter ended September 30, 2009 to $2.9 million from $2.1 million in the same quarter last year. Our increase in research and development expenses is associated with continued focus on development projects as well as collection of clinical data. As a percentage of sales, research and development expenses increased to 7% for the quarter ended September 30, 2009 from 6% for the comparable quarter last year. Research and development expenses increased 21% for the nine months ended September 30, 2009 to $8.5 million from $7.0 million in the same period last year. Our increase in research and development expenses is associated with ongoing clinical studies, research projects, and product development expenses. As a percentage of sales, research and development expenses increased to 7% for the nine months ended September 30, 2009 from 6% for the comparable nine months last year. Continued robust growth rates in research and development expenditures are expected due to increases in product development and testing expenses throughout the remainder of the year, ranging from 7% to 8% of sales.

Depreciation and amortization increased 18% to $2.1 million during the quarter ended September 30, 2009 from $1.8 million in the quarter ended September 30, 2008, primarily as a result of continuing expansion and surgical instrumentation. We placed $3.4 million of surgical instrumentation and $867,000 of manufacturing equipment in service during the quarter. As a percentage of sales, depreciation and amortization remained at 5% for the quarters ended September 30, 2009 and 2008, respectively. Depreciation and amortization increased 23% to $6.6 million during the nine months ended September 30, 2009 from $5.4 million in the nine months ended September 30, 2008, primarily as a result of continuing investment in our facilities and operations, surgical instrumentation and amortization of intangibles associated with our 2008 acquisitions. We placed $8.3 million of surgical instrumentation, $3.0 million of new manufacturing equipment, and $2.1 million in facilities expansion in service during the nine months. As a percentage of sales, depreciation and amortization increased during the nine months ended September 30, 2009 to 5% as compared to 4% for the nine months ended September 30, 2008.

Income from Operations

Our income from operations increased 12% to $4.4 million in the quarter ended September 30, 2009 from $3.9 million in the quarter ended September 30, 2008. Our income from operations decreased 8% to $12.9 million in the nine months ended September 30, 2009 from $13.9 million in the nine months ended September 30, 2008, as growth in operating expenses outpaced growth in top line sales during the first half of the year.

Other Income and Expenses

We had other expenses, net of other income, of $22,000 during the quarter ended September 30, 2009, as compared to other expenses, net of other income of $227,000 in the quarter ended September 30, 2008, as a result of a reduction of interest expense on borrowings under the line of credit and other long-term debt, and gains on currency exchange. We incurred net interest expense for the quarter ended September 30, 2009 of $167,000 as compared to $204,000 during the quarter ended September 30, 2008. During the quarter ended September 30, 2009, we experienced currency exchange gains of $128,000 as compared to a currency change loss of $23,000 during the third quarter ended September 30, 2008 primarily as a result of strengthening of the Euro and Japanese Yen vs. the U.S. Dollar. For the full nine months, we had other expenses, net of other income, of $377,000 during the nine months ended September 30, 2009, as compared to other expenses, net of other income of $390,000 for the same nine months in 2008, primarily due to a first quarter 2008 before tax gain of $485,000 we recognized on a forward currency option we entered into in anticipation of our acquisition of France Medica, offset by a reduced interest expense on borrowings under the line of credit and other long-term debt. We incurred net interest expense for the nine months ended September 30, 2009 of $544,000 as compared to $800,000 during the nine months ended September 30, 2008.

Taxes and Net Income

Income before provision for income taxes increased 18% to $4.4 million in the quarter ended September 30, 2009 from $3.7 million in the quarter ended September 30, 2008. The effective tax rate, as a percentage of income before taxes, was 38% for the quarter ended September 30, 2009, compared to 42% for the quarter ended September 30, 2008. The decrease in the effective tax rate was primarily due to the utilization of a tax credit for research and development activities during 2009, which had not been enacted during the same period of 2008. Income before provision for income taxes decreased 8% to $12.5 million in the nine months ended September 30, 2009 from $13.5 million in the nine months ended September 30, 2008. The effective tax rate, as a percentage of income before taxes, was 37% for the nine months ended September 30, 2009 compared to 40% for the nine months ended September 30, 2008. We expect our effective tax rates to range from 37% to 38% for the balance of 2009. We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the three and nine months ended September 30, 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions.

As a result of the foregoing, we realized net income of $2.7 million in the quarter ended September 30, 2009, an increase of 28% from $2.1 million in the quarter ended September 30, 2008. As a percentage of sales, net income increased to 6.5% for the quarter ended September 30, 2009 as compared to 5.6% for the same quarter in 2008. Earnings per share, on a diluted basis, increased to $0.21 for quarter ended September 30, 2009, from $0.16 for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, we realized net income of $7.8 million, a decrease of 2% from $8.0 million in the nine months ended September 30, 2008. As a percentage of sales, net income decreased to 6.1% for the first nine months of 2009 as compared to 6.6% for the same period in 2008. Earnings per share, on a diluted basis, decreased to $0.61 for nine months ended September 30, 2009, from $0.63 for the nine months ended September 30, 2008.

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

Excluding the impact of the pre-tax expenses of $845,000 for the DOJ inquiry recognized during the third quarter of 2009, and $1.2 million during the third quarter of 2008, income from operations for the quarter ended September 30, 2009, increased 2% to $5.3 million from $5.1 million adjusted income from operations during the third quarter of 2008. Adjusted net income for the quarter ended September 30, 2009, increased 14% to $3.3 million, as compared to an adjusted 2008 net income of $2.9 million, also adjusted for DOJ inquiry expenses incurred during the same quarter of 2008. Adjusted diluted earnings per share for the third quarter of 2009 increased to $0.25 as compared to adjusted diluted earnings per share of $0.22 for the third quarter of 2008. Excluding the impact of the pre-tax expenses of $3.4 million for the DOJ inquiry recognized during the first nine months of 2009, and $2.2 million during the first nine months of 2008, income from operations for the nine months ended September 30, 2009, increased 1% to $16.3 million from $16.1 million adjusted income from operations during the same nine months of 2008. Adjusted net income for the nine months ended September 30, 2009, increased 7% to $10.0 million, as compared to an adjusted 2008 net income of $9.3 million, also adjusted for DOJ inquiry expenses incurred during the same period of 2008. Adjusted diluted earnings per share for the nine months ended September 30, 2009, increased to $0.77 as compared to adjusted diluted earnings per share of $0.74 for the same nine months of 2008.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2009	2008	2009	2008

Income from operations	$4,411	$3,935	$12,882	$13,932
DOJ inquiry expenses, pre-tax	845	1,205	3,445	2,214

Adjusted income from operations - excluding DOJ related expenses	$5,256	$5,140	$16,327	$16,146

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2009	2008	2009	2008

Net Income	$2,740	$2,137	$7,833	$7,983
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	845	1,205	3,445	2,214
Income tax benefit	(321)	(477)	(1,309)	(877)

Adjustments, net of tax	524	728	2,136	1,337

Adjusted net income - excluding DOJ related expenses	$3,264	$2,865	$9,969	$9,320

Diluted earnings per share	$0.21	$0.16	$0.61	$0.63
Adjustment of DOJ related expenses, net	0.04	0.06	0.16	0.11

Adjusted diluted earnings per share	$0.25	$0.22	$0.77	$0.74

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At September 30, 2009, we had working capital of $76.6 million, a decrease of 3% from $78.8 million at the end of 2008. Working capital in 2009 decreased primarily as a result of a reduction in our inventory. We experienced slight decreases in our current assets and current liabilities as we focused on reduced spending. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $20.3 million in the nine months ended September 30, 2009, as compared to providing net cash from operations of $2.5 million during the nine months ended September 30, 2008. The primary contributors to this change related to reduced cash outlays for inventories as our inventory receipts decrease, and decrease of accounts receivable during the first nine months of 2009 as compared to the same period of 2008 as a result of our increased collection efforts and lower sales growth. Our allowance for doubtful accounts and sales returns decreased to $907,000 at September 30, 2009 from $1.0 million at December 31, 2008. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 66 for the nine months ended September 30, 2009 as compared to 61 for the nine months ended September 30, 2008, as a result of our customers stretching their payment terms during this economic downturn. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth. Inventory provided cash of $1.8 million during the first nine months ended September 30, 2009, compared to net cash used of $9.5 million during the same period ended September 30, 2008.

Investing Activities - Investing activities used net cash of $14.6 million in the nine months ended September 30, 2009, as compared to $25.5 million in the nine months ended September 30, 2008. The decrease was due to our net cash outlay of $12.8 million for purchases of surgical instrumentation, facility expansion, and manufacturing equipment, and $1.3 million for purchases of product licenses during the period ended September 30, 2009 as opposed to activity during the same period of 2008 resulting in cash outlay of $11.6 million for the two acquisitions, $1.2 million investment in a license technology, and $12.4 million in purchases of surgical instrumentation and manufacturing equipment.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During the first nine months of 2009 we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. We have a remaining recorded current liability of $211,000 for the minimum 50% due of future supplement payments that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of September 30, 2009, the escrow funds are recorded at the translated amount of $853,000, based on the exchange rate as of the end of September of $1.46 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

We accounted for the acquisition under the purchase method of accounting required by the Financial Accounting Standards Board (FASB). Accordingly, the results of operations of France Medica have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of France Medica have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

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

For the nine months ended September 30, 2009, we recognized additional goodwill of $212,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $82,000, for adjustment to goodwill of $294,000. During 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $183,000, for adjustment to goodwill of $33,000.

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

We accounted for the acquisition under the purchase method of accounting required by the FASB. Accordingly, the results of operations of Altiva have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva have been recorded at their estimated fair values in our condensed consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

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

New Research Operations Subsidiary in Taiwan

During the second half of 2009, we opened a research and development operation in Taiwan to help manage an existing cartilage repair project. We previously started a Taiwanese subsidiary, Exactech Taiwan, that entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. Prior to the start-up of the operations we had paid approximately $1.4 million, which was recorded as other investment on our balance sheet as of December 31, 2008.

Financing Activities - Financing activities used net cash of $5.7 million in the nine months ended September 30, 2009, as compared to $25.0 million in net cash provided for the nine months ended September 30, 2008. In the first nine months of 2009, we had net repayments under our credit line of $4.1 million, as compared to net borrowings of $6.4 million in the first nine months of 2008. Our commercial debt facilities decreased by $2.3 million as a result of repayments during the nine months ended September 30, 2009, as compared to $1.1 million in the first nine months of 2008. Proceeds from the exercise of stock options provided cash of $719,000 in the nine months ended September 30, 2009, as compared to $19.7 million primarily from the issuance of common stock in the public offering during the nine months ended September 30, 2008. We used the proceeds to fund capital expenditures and acquisitions.

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

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation or SunTrust as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation (“Compass”). Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consists of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. Upon closing of the Credit Agreement we used proceeds of $7.1 million to repay in full the revolving credit facility we held with Merrill Lynch Business Financial Services, Inc, and subsequently terminated the Merrill Lynch credit facility. As of September 30, 2009, there was $10.7 million outstanding under the revolving line of credit bearing an interest rate of 1.5%.

In November 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2009, there was $2.8 million outstanding under this loan bearing a variable rate of interest equal to 1.8%. In October 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At September 30, 2009, $1.2 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At September 30, 2009, there was $2.7 million outstanding under this loan.

In November 1997, we entered into a $3,900,000 industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan was payable in annual installments, and due in full November 2017. This loan was secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically set the variable rates under the bonds and attempted resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent had been unable to remarket the bonds. On August 20, 2009, prior to the expiration date of the letter of credit and any date on which we might be obligated to repay the loan, we elected to repay in full the current loan balance outstanding of $1.4 million and interest of $3,000. No prepayment penalties were assessed. We funded the payment using our current borrowing on our line of credit.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at September 30, 2009.

Other Commitments

At September 30, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $8.6 million and outstanding commitments for the purchase of capital equipment of $2.0 million. Purchases under our distribution agreements were $6.3 million during the nine months ended September 30, 2009.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the impact of the on-going DOJ inquiry, including the various legal fees and other costs incurred as a result of the inquiry, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $1,000 for the remainder of 2009. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2009, and the weighted average interest rates are those experienced during the year to date ended September 30, 2009 (in thousands, except percentages):

2009	2010	2011	2012	Thereafter	Total

Liabilities
Commercial construction loan at variable interest rate	53	210	210	210	2,095	2,778
Weighted average interest rate	1.9%

Commercial equipment loan at variable interest rate	149	594	446	—	—	1,189
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	92	386	412	441	1,406	2,737
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	—	10,723	10,723
Weighted average interest rate	1.6%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine month period ended September 30, 2009, translation gains were $426,000, which were due to the weakening of the dollar and partially offset by our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have revalued the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The revaluation resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. During the nine months ended September 30, 2008, translation losses were not significant. We may experience translation gains and losses during the year ending December 31, 2009; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for the three and nine months of 2009 were $128,000 and $136,000, respectively. During the three and nine month periods of 2008 we recognized losses of $23,000 and $75,000, respectively, primarily due to the fluctuations of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective during the period ended September 30, 2009.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. In addition we are also a party to a products liability suit related to the alleged failure of a hip prosthesis. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2009, we had $50,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. Our legal and other expenses related to this inquiry totaled $845,000 and $3.4 million during the three and nine months ended September 30, 2009, respectively, and $1.2 million and $2.2 million for the three and nine months ended September 30, 2008, respectively.

In September 2009, Gregory Hudak and Jeffrey Hudak, in their capacities as relators, brought a qui tam lawsuit against Altiva Corporation, a wholly-owned subsidiary of Exactech, Exactech, and other unrelated parties in the United States District Court for the Middle District of Florida. The lawsuit alleges that a variety of healthcare concerns for which the relators had provided services as medical supplies distributors, including Altiva, had violated the False Claims Act in connection with the distribution of spine surgery implants. The period of time of the alleged activity occurred prior to our acquisition of Altiva. The U.S. Department of Justice has notified the Court that it has declined to intervene in the action; however, there can be no assurances that the U.S. Department of Justice will not seek to intervene at a later point in time to the extent facts arise which prompt it to do so. Management believes that the lawsuit is without merit and that the allegations set forth in the complaint as they pertain to Altiva and Exactech are unjustified and, accordingly, intends to vigorously defend these claims. We cannot estimate what, if any, impact this inquiry and any results from this inquiry could have on our financial position, operating results or cash flows.

Item 1A.     Risk Factors

Information about risk factors for the nine months ended September 30, 2009, does not differ materially from those in set forth in Part I, Item 1A, of Exactech’s annual report on Form 10-K for the year ended December 31, 2008.

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

Exactech, Inc.

Date: November 5, 2009	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: November 5, 2009	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer