Form 10-K
period 2009-12-31
EXACTECH INC
filed 2010-03-10
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 5, 2010, the number of shares of the registrant’s Common Stock outstanding was 12,864,034. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2009 was approximately $118,919,000 based on a closing sale price of $14.50 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

We manufacture some components of our knee, extremity, and hip joint replacement systems at our facility in Gainesville, Florida, utilizing modern, highly automated computer aided manufacturing equipment. Our cellular based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as our agreement with Tecres® S.p.A, and non-exclusive agreements, such as with RTI Biologics, Inc., or RTI, and Biomatlante SARL.

Orthopaedic Products Industry

According to a research report published by Knowledge Enterprises, Inc. during 2009, the worldwide market for orthopaedic products in 2008 was estimated to be nearly $36 billion, which represented an increase of 9% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $12.7 billion, $3.7 billion and $4.9 billion, respectively, during 2008. This study also estimates that the spinal implant/instrumentation market was $6.5 billion during 2008. According to this report, the segment of the population over the age of 65 is growing at a rate four times faster than the overall population. Further, the report highlights the fact that 39% of all primary total hip and knee replacement procedures in 2006 were performed on patients between the ages of 45 and 64, a segment of the worldwide population estimated to number 450 million. The report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management continues to share the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

Products

Our joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves the modification of the area surrounding the affected joint and the insertion of a set of manufactured implant components to replace or augment the joint. During the surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft services, like those services we distribute, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.

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

The following table includes the net revenue and percentage of net revenue for each of our product lines for the years ended December 31, 2009, 2008 and 2007. Other financial information relating to our reportable segments is included in Note 14 of the Consolidated Financial Statements, in Part II Item 8. – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
Knee Implants	$75,833	42.8%	$72,629	44.9%	$63,402	51.1%
Hip Implants	26,826	15.1	22,777	14.1	22,589	18.2
Biologics & Spine	27,440	15.5	26,453	16.4	16,202	13.0
Extremities	22,829	12.9	16,844	10.4	9,539	7.7
Other Products	24,382	13.7	23,027	14.2	12,477	10.0

Total	$177,310	100.0%	$161,730	100.0%	$124,209	100.0%

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

We also offer a complimentary asymmetrical femoral component product line extension to the Optetrak knee system. This line extension also includes a cruciate ligament sparing, posterior stabilized and a high flexion component, which allows for a larger range of motion. These asymmetrical line extensions provide for differentiated right and left femoral components to meet surgeon preferences. The Optetrak system also offers a new unicondylar knee system, featuring our new low profile instrumentation and a rotating bearing knee system for international markets. In 2007, we commenced full market introduction of the Optetrak Uni complete with enhanced instrumentation along with updated versions of the Optetrak Low Profile InstrumentationTM and ligament balancing instrument systems. In 2008, we introduced a cruciate retaining tibial insert, the Optetrak CR Slope™ and its PCL Referencing System, that helps the surgeon manage the cruciate ligament tension during surgery. During 2009, we initiated release of our PS Logic™ knee system which is the next evolution step for our comprehensive Optetrak knee system.

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

Our Novation® hip system features both press-fit tapered and splined and cemented primary femoral stems, and offers a comprehensive acetabular system, the Novation Crown Cup, which incorporates the use of Connexion GXL® enhanced polyethylene. In 2007 we launched our ceramic-on-ceramic hip bearing system, Novation Ceramic AHS. During 2008 we introduced the Novation Element™ hip system which is a flat wedge design system to allow Exactech to meet a large portion of the primary hip market. In addition to the stem, the Novation Element A+™ Instrumentation affords surgeons the ability to complete hip surgery using the direct anterior approach resulting in less soft tissue and muscle disruption. During 2003 we entered into a license agreement with Dimicron Corporation to develop a diamond-on-diamond hip bearing technology. During June 2007, Dimicron notified us that it did not consider the technology to be commercially viable as it relates to the licensed 28mm socket design, at which time we fully impaired the $1.5 million in carrying value of the license. We continue dialogue with Dimicron Corporation regarding the commercial feasibility of diamond-on-diamond articulations although we do not currently have any express arrangements with Dimicron or contemplated applications of their technology.

Biologics and Spine: We make and distribute various products designed for the healing and regeneration of bone and soft tissue, including products which contain human allograft. We have maintained a distribution relationship with RTI since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix. We also distribute Regenaform® and Regenafil® allograft tissue implants for oral and dental applications.

We market OpteMx®, a Tri-Calcium Phosphate/Hydroxyapatite based synthetic bone graft substitute, licensed under a non-exclusive U.S. distribution agreement with Biomatlante. Additionally, we market a new platform of Demineralized Bone Matrix products, under the brand name Optecure®. These products were the first products containing human tissue to receive FDA clearance as a medical device. The product also contains a synthetic bioabsorbable polymer carrier material licensed from Genzyme Corp. In 2007, a product line extension was introduced to the Optecure brand that combines Demineralized Bone Matrix with additional allograft product within the formulation (Optecure®+CCC).

During 2007, we introduced the Accelerate® Platelet Concentration System as a means of extracting and concentrating autologous growth factors and fibrinogen from a patients’ own blood to improve the healing quality of joints and tissue following orthopaedic procedures. In 2009, we introduced the Accelerate Bone Marrow Concentrate system for concentrating mesenchymal stem cells derived from bone marrow to aid in the repair and regeneration of bone.

As a result of our acquisition of Altiva Corporation in January 2008, we added spinal fusion products to our biologics and spine product portfolio. These product lines include two Pedicle Screw fixation systems for lumbar fusion, two plating systems for anterior cervical fixation, intervertebral body fusion devices utilizing PEEK material, and an anterior plate used in thoracolumbar fusion.

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

Extremities: In November 2004, we received FDA clearance to market the Equinoxe® primary and fracture shoulder systems in the United States. We added the Reverse shoulder to the Equinoxe family in 2007, which has fueled significant growth over the last three years. While our commercialized products continued to grow at a rapid pace in 2009, we intensified our product development efforts with three new products – the Equinoxe Cage Glenoid, the Equinoxe Proximal Humerus Fracture Plate and the Equinoxe Platform Fracture Stem. These products are expected to be fully launched in 2010 upon FDA 510(k) clearance.

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

We provide inventories of our products to our United States sales organizations until sold or returned. These inventories are necessary for sales representatives to market our products and fill customer orders. The size of a particular component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to the surgeons at the time of any given surgery. Accordingly, we are required to maintain substantial levels of inventory which requires us to incur significant expenditures. Our failure to maintain required levels of inventory could have a material adverse effect on our continued expansion. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity. We review our inventory for obsolescence on a regular basis and record an allowance to reduce the carrying value of our inventory.

We generally have contractual arrangements with our international distributors pursuant to which the distributor is granted the exclusive right to market our products in a specified territory and the distributor is required to meet certain sales quotas. International distributors typically purchase product inventory and instruments from us for their use in marketing, consigning inventory for surgery, and filling customer orders. We have wholly owned subsidiaries operating in China, France, Japan, Taiwan, and the United Kingdom, and a branch office in Canada.

Financial Information About Geographic Areas

For the years ended December 31, 2009, 2008 and 2007, international sales accounted for $54.9 million, $49.3 million, and $27.7 million, respectively, representing approximately 31%, 30% and 22%, respectively, of our net sales. Of those international sales, sales to our Spanish distributor accounted for $11.6 million, $10.3 million, and $9.2 million in 2009, 2008 and 2007, respectively. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries.

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

At present, we manufacture approximately 67% of our knee and hip implant components at our facility and headquarters in Gainesville, Florida. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2009, 2008 and 2007, we purchased approximately 30%, 32% and 35%, respectively, of our externally sourced component requirements from our top three suppliers. We maintain a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of our products. See Note 8 to Notes to the Consolidated Financial statements for further discussion on related party transactions. We typically do not maintain supply contracts with most of our manufacturers and purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate that we will encounter problems in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. We provide certain tooling and equipment unique to our products to our suppliers. Order backlog is not a material aspect of our business.

Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those internally manufactured, are examined by our personnel throughout the process and prior to assembly or packaging to ensure that our specifications and standards are maintained.

During the first half of 2009 we began producing knee instrument components in a 13,125 square foot building we lease in Sarasota, Florida. This facility was added to our ISO 13485:2003 certification.

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

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2009, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 8 to Notes to the Consolidated Financial Statements for further discussion on related party transactions.

Research and Development

During 2009, 2008 and 2007, we expended $11.5 million, $9.3 million, and $8.1 million, respectively, on research and development and anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation® hip stem systems, Equinoxe shoulder systems and, line extensions of the Optetrak knee system and design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and alternative bearing surfaces.

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

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than us. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Howmedica Osteonics, a subsidiary of Stryker Corp., Smith and Nephew plc, and Biomet Orthopaedics, a subsidiary of Biomet, Inc. According to “A Brief Look at 2008: Market Segment Overview and Who’s Who for the Year” for 2008, by Knowledge Enterprises, Inc., these five companies had an estimated aggregate market share of approximately 54% in 2008.

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

Product Liability and Insurance

We are subject to potential product liability risks that are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation. We have implemented strict quality control measures and currently maintain product liability insurance in amounts that we believe are typical in the industry for similar companies. During 2007 through 2009, we experienced stable insurance premiums as a percentage of sales. We evaluate our levels of product liability insurance annually, as well as the amount of retention carried compared to other companies in the industry. Due to the volatility of the insurance marketplace, the value of the product liability insurance products delivered and the small number of providers of these products, there can be no guarantees as to whether we will be able to secure such coverage in the future at a reasonable cost.

Government Regulation

Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change regularly thereby increasing the uncertainty and risk associated with any healthcare-related venture. Congress has been considering various health reform legislative initiatives. Some of those initiatives, if enacted, could potentially have profound adverse financial consequences for entities, such as ours, that manufacture or distribute medical devices.

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

We are registered with the FDA as a device establishment. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved or non-cleared indications. The FDA in the course of enforcing the FD&C Act may subject a company to various sanctions for violating FDA regulations or provision of the Act, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke an approval or clearance, seeking disgorgement of profits, and seeking to criminally prosecute a company and its officers and other responsible parties.

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

II.	Medicare Reimbursement Levels Are Uncertain and Subject to Change

Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. Under Medicare prospective payment system, devices sold to hospitals and used in connection with treating an inpatient are not separately reimbursable by Medicare. Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers, e.g., physicians, by private and public payors are expected to continue.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs–or both.

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

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. See Item 1A Risk Factors for discussion on a Department of Justice inquiry. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.

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

HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers, and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients’ medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and, based on our current business model, it is unlikely that we would be a business associate. However, HIPAA was amended on February 17, 2009, as part of the American Recovery and Reinvestment Act of 2009, to broaden the requirements imposed on covered entities and business associates, to authorize the imposition of civil money penalties and other penalties on those who violate HIPAA, and to authorize States to institute suit to protect the privacy under HIPAA of their citizens. Many of these amendments are scheduled to go into effect on February 17, 2010, but some have already gone into effect. Irrespective of whether we are deemed to be a covered entity or a business associate, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. Moreover, many states have privacy statutes that might apply to our operations, even if HIPAA does not.

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

Employees

As of December 31, 2009, we employed 408 full-time employees. We have no union contracts and believe that our relationship with our employees is good.

Executive Officers of the Registrant

Our executive officers, and their ages, as of March 9, 2010, are as follows:

Name	Age	Position
William Petty, M.D	67	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	62	Executive Vice President, Research and Development
David W. Petty	43	President and Director
Joel C. Phillips	42	Chief Financial Officer and Treasurer
Bruce Thompson	52	Senior Vice President, General Manager – Biologics and Spine Division
Betty Petty	67	Vice President, Administration and Human Resources and Corporate Secretary

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

David W. Petty has been President of Exactech since November 2007. Mr. Petty has served the Company in various capacities in the areas of operations and sales and marketing since joining the Company in 1988. From February 2000 to November 2007, Mr. Petty served as Executive Vice President of Sales and Marketing, from 1993 to 2000, he served as Vice President of Marketing and, from April 1991 until April 1993, he served as Vice President of Operations. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.

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

Available Information

Our Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file or furnish under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports may be found at http://www.exac.com/investors/financials by selecting the option entitled “SEC FILINGS”. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We intend to post to this website all amendments to the charters and code of ethics. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Company is involved in ongoing inquiries by the U.S. Department of Justice, the results of which may adversely impact the Company’s business and results of operations.

On December 12, 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents from 1998 through the present related to consulting and professional service agreements between us and orthopaedic surgeons and other medical professionals. We are aware that similar inquiries have been directed to other companies in the orthopaedic industry and at least one of those is still being investigated. Any resolution of this inquiry remains uncertain at this time. The inquiry could, among other things, result in criminal prosecutions, substantial monetary payments, changes in some of our existing business practices and additional governmental oversight. While we do not know that our circumstances are similar to those of other companies, some of the other investigations of orthopaedic companies were resolved by each company paying amounts in settlement ranging from approximately $26 million to $169.5 million, agreeing to monitoring for a period of time, and removal of certain management. We are cooperating fully with the Department of Justice inquiry, but there can be no assurance that we will enter into a consensual resolution of this matter with the U.S. Attorney’s Office or whether the payment of similar sums will be required to resolve the ongoing inquiry.

If, as a result of these inquiries, we are found to have violated one or more applicable laws or if we decide to enter into a settlement of the matter, our business, results of operations and financial condition could be materially adversely affected. Additionally, if some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, results of operations and financial condition. Also, any prosecution by the Department of Justice could result in additional inquiries and prosecutions by other federal and state agencies for violations of related laws. We would not be able to estimate our exposure under these other statutes but a finding that we had violated one or more of these other laws and the resultant fines and loss of reputation could have a material adverse affect on our business, results of operations and financial condition.

If the world-wide economic situation intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments and our ability to grow our business; each could adversely affect a registrant’s results of operations, cash flows and financial condition.

The global economy is still experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered equity, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under this credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008 and 2009, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating discretionary uses of cash.

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

During our history we have incurred a number of transitions from independent international distributors to direct subsidiary sales operations. During such transitions both, revenues, expenses and related operating profits can be impacted. During 2010 and beyond, we will most likely face similar transitions that could have a material impact on our financial operations, specifically on a quarterly basis. Our inability to manage such significant distributor transitions could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology. For example, we estimate that it would take us from approximately 18 to 24 months to re-engineer and reintroduce a product if we lost our existing licenses to certain technologies used in some of our products. There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

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

The international component of our business has been increasing. For the years ended December 31, 2009, 2008 and 2007, 31%, 30% and 22% of our total revenues were generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange and interest rates;

•	our ability to secure and maintain the necessary physical infrastructure;

•	challenges in staffing and managing foreign operations;

•	healthcare laws and regulations may be more restrictive than those currently in place in the United States; and

•	our inability to successfully transition to a significant international platform, including the establishment of internal operational, supply and distribution capabilities.

Any one or more of these factors could materially and adversely affect our business.

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our equity securities has been volatile (ranging from $10.74 per share to $20.79 per share during the 52-week trading period ending March 5, 2010). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

As of March 5, 2010, we had 12,864,034 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 40,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 5, 2010) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

Our business and customers may be subject to use taxes and other taxes.

The application of indirect taxes (such as use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to the surgical instrumentation we provide in connection with the orthopaedic implant devices we manufacture is a complex and evolving issue. Many of the fundamental statutes and regulations are vague as to whether their application is appropriate in this arena. In many cases, it is not clear how existing statutes apply to the provision of surgical instrumentation. The application of such statutes and regulations, particularly as many states seek avenues with which they may expand revenues generated from broader taxes, could adversely affect our business as it would result in the imposition of use taxes, as well as costs associated with complex tax collection, remittance and audit compliance requirements on us and our dealers and would impact the cost profile of our surgical instrumentation. From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. We are currently contesting these determinations. We continue to work with the relevant tax authorities to clarify our obligations under these laws and regulations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	157,775
Sales office and warehouse	Illkirch, France	5,188

Leased Property
Facility	Location	Square Feet	Lease Term Expiration Date	Annual Rental ($)
Tri-State Sales Office	Great Neck, NY	1,000	03/31/2010	28,000
SE Ohio Sales Office	Lima, OH	2,327	04/30/2011	35,000
Exactech Canada Sales Office	Mt. Hope, Ontario	4,200	08/31/2013	21,000
Instrument Manufacturing Shop	Sarasota, FL	13,125	06/30/2013	117,000
Research Office	Hsinchu, Taiwan	849	12/31/2010	12,000	(1)
Office Space	Taipei, Taiwan	270	10/15/2010	1,000	(1)
Sales Office	Redditch, England	800	03/31/2013	13,000	(1)
Sales Office	Tokyo, Japan	2,239	01/31/2012	93,000	(1)
Sales Office	Shanghai, PROC	3,650	02/28/2012	73,000	(1)
Sales Office	Beijing, PROC	773	02/14/2012	15,000	(1)
Warehouse (Lille)	Capinghem, France	3,714	08/14/2016	64,000	(1)
Office Space	Illkirch, France	2,217	03/31/2015	38,000	(1)

(1)	Annual lease amounts are translated into US Dollar using December 31, 2009 exchange rates.

In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.

ITEM 3.	LEGAL PROCEEDINGS

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2009, we had $160,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

During December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request. For the year ended December 31, 2009, we have recognized approximately $7.0 million in expenses related to this inquiry, including an estimated cost of settlement and expenses of $3.5 million. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

In September 2009, Gregory Hudak and Jeffrey Hudak, in their capacities as relators, brought a qui tam lawsuit against Altiva Corporation, a wholly-owned subsidiary of Exactech, Exactech, and other unrelated parties in the United States District Court for the Middle District of Florida. The lawsuit alleges that a variety of healthcare concerns for which the relators had provided services as medical supplies distributors, including Altiva, had violated the False Claims Act in connection with the distribution of spine surgery implants. The period of time of the alleged activity occurred prior to our acquisition of Altiva. The complaint was dismissed without prejudice on December 15, 2009. The U.S. Department of Justice did not oppose the dismissal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Market:

	High	Low
2009
First Quarter	$17.16	$10.74
Second Quarter	16.86	11.12
Third Quarter	16.28	12.69
Fourth Quarter	19.24	14.95

2008
First Quarter	$27.99	$19.61
Second Quarter	28.72	23.00
Third Quarter	31.73	22.01
Fourth Quarter	22.22	12.97

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

As of March 5, 2010 we had approximately 234 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,224	$14.58	690
Equity compensation plans not approved by security holders(1)	—	—	—

Total(2)	1,224	$14.58	690

(1)	The 2009 Executive Incentive Compensation Plan, approved by shareholders at the Annual Meeting on May 7, 2009, superseded and consolidated all of our previous incentive stock plans.
(2)	See Note 11 to our consolidated financial statements for additional information regarding our stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock since December 31, 2003 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. (“Zacks”), which effective May 1, 2008 acquired the CRSP Proxy Graph Service formerly maintained by the Center for Research in Security Prices from whom we received data used in our past performance graphs, and (ii) Zack's index (the “SIC Index”) for companies with similar Standard Industry Codes (“SIC”) as ours.

The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2004 to December 2009. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.

Legend

Symbol	Index	2004	2005	2006	2007	2008	2009
———	EXACTECH INC	100.00	62.54	77.80	113.44	92.05	94.61
- - - - -	NASDAQ Stock Market (US Companies)	100.00	102.13	112.18	121.67	58.64	84.30
– – – –	NASDAQ Medical Equipment Index	100.00	109.81	115.73	147.16	79.25	115.59

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Statement of Income Data:
Net sales	$177,310	$161,730	$124,209	$102,430	$91,016
Cost of goods sold	65,002	58,620	43,758	36,571	31,959
Gross profit	112,308	103,110	80,451	65,859	59,057
Operating expenses:
Sales and marketing	55,318	51,263	38,699	30,012	27,046
General and administrative	21,797	16,471	10,984	9,955	9,815
Research and development	11,533	9,255	8,126	6,241	5,879
Impairment loss	—	—	1,519	—	—
Depreciation and amortization	8,930	7,569	6,156	5,718	4,989
Total operating expenses	97,578	84,558	65,484	51,926	47,729
Income from operations	14,730	18,552	14,967	13,933	11,328
Other income (expense):
Interest expense, net	(683)	(1,096)	(950)	(1,941)	(684)
Other income (expense)	65	485	(72)	—	—
Foreign currency exchange gain (loss)	60	(229)	(152)	(114)	35
Income before provision for income taxes	14,172	17,712	13,793	11,878	10,679
Provision for income taxes	5,845	6,521	4,859	3,954	3,745
Income before equity in loss of other investments	8,327	11,191	8,934	7,924	6,934
Equity in net loss of other investments	—	(98)	(451)	(172)	(330)
Net income	8,327	11,093	8,483	7,752	6,604
Basic earnings per common share	$0.65	$0.90	$0.73	$0.68	$0.59
Diluted earnings per common share	$0.65	$0.87	$0.72	$0.67	$0.57

(in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total current assets	$97,468	$100,572	$70,863	$60,087	$53,919
Total assets	171,020	167,520	116,459	113,274	114,575
Total current liabilities	23,745	21,789	17,167	11,940	15,085
Total long-term debt, net of current portion	13,015	22,412	9,025	21,784	28,581
Total liabilities	39,267	45,905	28,821	36,351	46,842
Total shareholders' equity	131,753	121,615	87,638	76,923	67,733

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of 2009

Total sales increased 10% to $177.3 million during 2009 from $161.7 million in 2008. Gross profit margin decreased to 63% in 2009 from 64% in 2008. International sales of $54.9 million, which represented 31% of total sales, increased 11%, as compared to $49.3 million, or 30% of total sales in 2008. Increases in operating expenses in 2009 were driven by additional sales and marketing efforts to promote our products, variable selling expenses, and increased expenses related to a Department of Justice inquiry, which totaled $7.0 million for 2009. Overall, operating expenses increased 15% from 2008 resulting in income from operations decreasing 21% from 2008. Income before provision for income taxes decreased 20% to $14.2 million from $17.7 million in 2008. Net income decreased 25% from the prior year, equaling 5% of sales, comparable to the 7% of sales achieved in 2008.

On the balance sheet, at the end of 2009, working capital decreased 6% to $73.7 million from $78.8 million in 2008. This change in working capital was a result of the decreased inventory levels and additional accrued expenses for estimated settlement costs associated with the DOJ inquiry. Current liabilities increased 9% to $23.7 million. Long-term liabilities decreased to $15.5 million from $24.1 million at the end of 2008 as a result of our operating cash flow enabling us to pay down our line of credit. Total outstanding debt decreased 40% during 2009 to $14.2 million from $23.8 million at the end of 2008.

The following table includes the net revenue and percentage of net sales for each of our product lines for the years ended December 31, 2009, 2008 and 2007:

Sales by Product Line

(dollars in thousands)

	Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
Knee	$75,833	42.8%	$72,629	44.9%	$63,402	51.1%
Hip	26,826	15.1	22,777	14.1	22,589	18.2
Biologics & Spine	27,440	15.5	26,453	16.4	16,202	13.0
Extremities	22,829	12.9	16,844	10.4	9,539	7.7
Other Products	24,382	13.7	23,027	14.2	12,477	10.0

Total	$177,310	100.0%	$161,730	100.0%	$124,209	100.0%

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2009 as compared to 2008, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2008 as compared to 2007, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended December 31,			2009 - 2008 Incr (decr)		2008 - 2007 Incr (decr)		% of Sales
	2009	2008	2007	$	%	$	%	2009	2008	2007
Net sales	177,310	161,730	124,209	15,580	9.6	37,521	30.2	100.0	100.0	100.0
Cost of goods sold	65,002	58,620	43,758	6,382	10.9	14,862	34.0	36.7	36.2	35.2

Gross profit	112,308	103,110	80,451	9,198	8.9	22,659	28.2	63.3	63.8	64.8
Operating expenses:
Sales and marketing	55,318	51,263	38,699	4,055	7.9	12,564	32.5	31.2	31.7	31.2
General and administrative	21,797	16,471	10,984	5,326	32.3	5,487	50.0	12.3	10.2	8.8
Research and development	11,533	9,255	8,126	2,278	24.6	1,129	13.9	6.5	5.7	6.5
Impairment loss	—	—	1,519			(1,519)	—	—	—	1.2
Depreciation and amortization	8,930	7,569	6,156	1,361	18.0	1,413	23.0	5.0	4.7	5.0

Total operating expenses	97,578	84,558	65,484	13,020	15.4	19,074	29.1	55.0	52.3	52.7

Income from operations	14,730	18,552	14,967	(3,822)	(20.6)	3,585	24.0	8.3	11.5	12.1
Other expenses, net	(558)	(840)	(1,174)	282	(33.6)	334	(28.4)	(0.3)	(0.5)	(0.9)

Income before taxes	14,172	17,712	13,793	(3,540)	(20.0)	3,919	28.4	8.0	11.0	11.2
Provision for income taxes	5,845	6,521	4,859	(676)	(10.4)	1,662	34.2	3.3	4.0	3.9

Income before equity in loss of other investments	8,327	11,191	8,934	(2,864)	(25.6)	2,257	25.3	4.7	7.0	7.3
Equity in loss of other investments	—	(98)	(451)	98	(100.0)	353	(78.3)	—	(0.1)	(0.4)

Net income	8,327	11,093	8,483	(2,766)	(24.9)	2,610	30.8	4.7	6.9	6.9

Net Sales

Net sales increased 10% to $177.3 million in 2009 from $161.7 million in 2008, as a result of increased unit sales. Our extremities revenues increased 36% to $22.8 million as compared to $16.8 million for

2008 due to continuing market penetration of our primary and reverse Equinoxe® shoulder replacement systems. We experienced growth of 4% in our biologic and spine services revenue to $27.4 million as compared to $26.5 million for 2008 due to the increase in our biologics distribution. During 2009, sales of knee implant products increased 4% to $75.8 million as compared to $72.6 million for 2008, and our sales of hip implant products increased 18% to $26.8 million as compared to $22.8 million for 2008 as we continued to experience market share gains from our expanded Novation hip system. Sales of other products increased 6% to $24.4 million as compared to $23.0 million for 2008 as a result of cement sales increases and other products from our acquired French distributor. Internationally, net sales increased 11% to $54.9 million, representing 31% of total sales, from $49.3 million, or 30% of total sales, during 2008, as we recognized a full year of sales from our acquired French distributor as compared to nine months of sales for 2008, as well as, benefited from continued increases in market share in Japan. Domestically, sales increased 9% during 2009 to $122.4 million from $112.4 million in 2008, due primarily to growth in our extremity, hip, biologics, and cement products.

Net sales increased 30% to $161.7 million in 2008 from $124.2 million in 2007, as a result of increased unit sales and impact of acquisitions. Our extremities revenues increased 77% to $16.8 million as compared to $9.5 million for 2007 due to continuing market penetration of our primary shoulder replacement system and the continued rollout of our Equinoxe® reverse shoulder implants. We experienced growth of 63% in our biologic and spine services revenue to $26.5 million as compared to $16.2 million for 2007 due to our acquisition of the spine company, which contributed 44% of the growth in the segment and the increase in our biologics distribution. During 2008, sales of knee implant products increased 15% to $72.6 million as compared to $63.4 million for 2007, while sales of other products increased 85% to $23.0 million as compared to $12.5 million for 2007 as a result of cement sales increases and other products from our acquired French distributor. Our reported hip implant products increased 1% to $22.8 million as compared to $22.6 million for 2007, which is reflective of the comparison certain hip products distributed during 2007, that were not distributed in 2008 due to the termination of a distribution agreement as of December 31, 2007. Excluding the comparative impact of the hip products that were distributed in 2007, our hip implant product revenues increased 23% in 2008. Internationally, net sales increased 78% to $49.3 million, representing 30% of total sales, from $27.7 million, or 22% of total sales, during 2007, as we benefited from nine months of sales from our acquired French distributor and continued increases in market share in other areas of Europe. Domestically, sales increased 17% during 2008 to $112.4 million from $96.5 million in 2007, due to growth in all of our core product lines and the acquisition of the spine company. During 2008, we experienced sales growth throughout the year with our Optetrak® knee system, Novation® hip products, Equinoxe shoulder implants, and our biologic services, however, during the second half of 2008 our sales growth in our knee and hip products slowed slightly.

Gross Profit

Gross profit margin decreased in 2009 to 63% from 64% in 2008, which was principally due to the continuing shift to more international business, which generally entails lower margins. We expect gross margins to stabilize or expand modestly during 2010, as we expect a more constant international and domestic mix of sales, and we continue to focus on improving manufacturing efficiencies through process improvement initiatives. Gross profit margin decreased in 2008 to 64% from 65% in 2007.

Operating Expenses

Sales and marketing expenses increased 8% in 2009 from 2008, primarily due to our continued support for newly launched products, distribution subsidiary expenses and increased variable selling expenses. As a percentage of sales, sales and marketing expenses were 31% for 2009, compared to 32% for 2008. In 2008, sales and marketing expenses increased 32% from 2007, primarily due to distribution subsidiary expenses and increased variable selling expenses. We expect that sales and marketing expenses in 2010 will be similar to those for 2009 on a percentage of sales basis, as we will continue our marketing programs in support of new product launches and customer service.

General and administrative expenses increased 32% in 2009 from 2008. This increase was principally due to the expenses we incurred during 2009 in connection with the Department of Justice inquiry. See Liquidity and Capital Resources-Operating Activities later in this MD&A for further discussion of the Department of Justice inquiry. The 50% increase in general and administrative expenses in 2008 from 2007 was partially due to increased operating expenses related to the integration of the two acquisitions completed in 2008, and also due to the legal and related expenses we incurred during 2008 in connection with the Department of Justice inquiry.

Research and development expenses increased 25% in 2009 from the prior year as we completed the enrollment phase of the clinical trial for the Optetrak RBK® knee system, expanded our hip product lines, completed line extensions in our biologics portfolio and advanced the product development efforts on a number of new extremity products. Research and development expenses increased 14% in 2008 from the prior year due to clinical trial expenses with the Optetrak RBK knee system, expansion of hip product lines and line extensions in our biologics portfolio. As a percentage of sales, research and development expenses increased to 7% for 2009 from 6% for 2008. As we continue to invest in ongoing development projects in all of our product segments, we expect research and development expenditures to continue to increase in 2010 and continue to be in the range of 7% to 8% of total sales.

Our operating expenses during 2007 included an impairment loss of $1.5 million we recognized in association with the impairment of the full carrying value of a license to a patent we hold with Dimicron Corporation. The license is part of a purchase and distribution agreement that we entered into with Dimicron to market and distribute polycrystalline diamond compact hip bearings.

Depreciation and amortization expenses increased 18% in 2009, to $8.9 million, as we invested $15.3 million in capital equipment, including $2.8 million in facility expansion, $2.0 million to purchase manufacturing equipment, and $10.3 million in surgical instrumentation. Depreciation and amortization expenses increased 23% to $7.6 million in 2008 when compared to 2007, as we invested $16.1 million in capital equipment, including $1.9 million in facility expansion, $4.6 million to purchase manufacturing equipment, and $9.4 million in surgical instrumentation. Capital expenditures in 2010 are anticipated to range from $16 million to $18 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and an expansion of our distribution channels.

Income from Operations

Income from operations decreased 21% to $14.7 million in 2009 from $18.6 million in 2008, primarily as a result of the $7.0 million in gross charges we recorded for the DOJ inquiry and estimated settlement charges. As a percentage of sales, income from operations decreased to 8.3% in 2009 from 11.5% in 2008. Excluding the impact of the DOJ inquiry charges, income from operations increased 3% to $21.7 million in 2009 from $21.2 million in 2008. See later in this Management’s Discussion and Analysis under Non-GAAP Financial Measures, for a reconciliation of income from operations excluding DOJ related charges. Income from operations increased 24% in 2008 from 2007. During 2010, we anticipate growth in gross profit margin, offset with growth in operating expenses, to result in income from operations in the range of 10% to 11% of sales exclusive of DOJ inquiry related expenses.

Other Income and Expenses

Other expenses, net of other income, decreased 34% to $0.6 million for 2009 from $0.8 million for 2008 primarily due to a reduction of interest expense to $0.7 million in 2009 from $1.1 million in 2008, as a result of lower borrowing on our line of credit during the year. In 2008, other expenses, net of other income, decreased 28% to $0.8 million for 2008 from $1.2 million for 2007 primarily due to a first quarter 2008 before tax gain of $0.5 million that we recognized on a forward currency option we entered into in anticipation of our acquisition of our French distributor. Additionally, we experienced a reduction of interest to $1.1 million in 2008 from $1.3 million in 2007 as a result of more favorable interest rates during the year. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased anticipated borrowing under our line of credit to fund technology and expansion activity.

Equity Method Investee Gains and Losses

Losses from equity method investments in Altiva for 2008 totaled $0.1 million, prior to our acquisition of Altiva, effective January 2, 2008, at which time we began to consolidate their results from operations. Losses from equity method investments in Altiva totaled $0.5 million in 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Investing Activities-Acquisition of Altiva” for further information on the acquisition.

Taxes and Net Income

Income before provision for income taxes decreased 20% in 2009 from 2008. The effective income tax rate, as a percentage of income before taxes, for 2009 was 41.2%, as compared to 36.8% in 2008. The increase in the effective rate during 2009 was primarily the result of management’s assessment of lack of deductibility of certain components of the DOJ inquiry related settlement charges. Income before provision for income taxes increased 28% in 2008 from 2007. The effective income tax rate, as a percentage of income before taxes, for 2008 was 36.8%, as compared to 35.2% in 2007, as a result of the increase in our taxable revenue resulting in a higher marginal tax rate. In 2010, we expect the effective tax rate to be approximately 37.5% assuming that the R&D tax credit is retroactively reinstated to January 1, 2010 by Congress as it has presently expired.

As a result of the foregoing, we realized a decrease in net income of 25% in 2009, representing 5% of sales, and diluted earnings per share of $0.65 as compared to 7% of sales and diluted earnings per share of $0.87 in 2008. The 2008 net income increased 31% from 2007, which was 7% of net sales and diluted earnings per share of $0.72.

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

Excluding the impact of the pre-tax expenses of $7.0 million for the DOJ inquiry recognized during 2009, and $2.6 million during 2008, income from operations for the year ended December 31, 2009, increased 3% to $21.7 million from $21.2 million adjusted income from operations during 2008. Excluding the impact of the pre-tax expenses of $7.0 million for the DOJ inquiry recognized during 2009, net income for the year ended December 31, 2009, increased 5% to $13.2 million, as compared to an adjusted 2008 net income of $12.7 million, adjusted for elimination of the DOJ inquiry related expenses taken during 2008. Adjusted diluted earnings per share for 2009 increased to $1.03 as compared to adjusted diluted earnings per share of $.99 for 2008.

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

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Income from operations	$14,730	$18,552	$14,967
Adjustments for DOJ inquiry expenses and asset impairment charges:
DOJ inquiry expenses, pre-tax	7,018	2,605	—
Impairment loss, pre-tax	—	—	1,519

Adjusted income from operations - excluding DOJ related expenses and asset impairment charges	$21,748	$21,157	$16,486

	Year Ended December 31,
	2009	2008	2007
Net Income	$8,327	$11,093	$8,483
Adjustments for DOJ inquiry expenses and asset impairment charges:
DOJ inquiry expenses, pre-tax	7,018	2,605	—
Impairment loss, pre-tax	—	—	1,519
Income tax benefit	(2,103)	(1,026)	(542)

Adjustments, net of tax	4,915	1,579	977

Adjusted net income - excluding DOJ related expenses and asset impairment charges	$13,242	$12,672	$9,460

Diluted earnings per share	$0.65	$0.87	$0.72
Adjustment of DOJ and asset impairment related expenses, net	0.38	0.12	0.08

Adjusted diluted earnings per share	$1.03	$0.99	$0.80

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, sales of equity securities and cash flows from operating activities. At December 31, 2009, we had working capital of $73.7 million, a decrease of 6% from $78.8 million at the end of 2008. Working capital in 2009 decreased primarily as a result of reduced inventory levels we held as of December 31, 2009. We project that cash flows from operating activities and borrowing under our existing line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months and for the foreseeable future. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See Item 1A. Risk Factors for discussion on the capital markets.

Operating Activities

Operating activities provided net cash of $26.3 million for 2009, as compared to $4.9 million in 2008, partially as a result of a decrease in total inventory of $5.1 million as compared to an increase in inventory of $13.0 million in 2008. We believe that we were able to more effectively manage inventory during 2009 due to the implementation of more sophisticated forecasting and planning techniques. Looking forward, we anticipate the inventory balance to increase significantly during the first three quarters of 2010 and then stabilize in the fourth quarter due to new product releases and inventory increases in our distribution subsidiaries.

In 2009, our total accounts receivable balances increased 6% to $33.8 million from $31.8 million in 2008 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances,

increased from 61 for 2008 to 66 for 2009. Our allowance for doubtful accounts and sales return allowance at December 31, 2009, decreased to $0.8 million as compared to $1.0 million at December 31, 2008, primarily as a result of a fully reserved balance that was written off during 2009. We expect increases in accounts receivable during 2010 to continue to increase in relation to our sales.

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2009, we had $160,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Exactech’s insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

During December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request. For the year ended December 31, 2009, we have recognized approximately $7.0 million in expenses related to this inquiry, including an estimated cost of settlement and expenses of $3.5 million. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

In September 2009, Gregory Hudak and Jeffrey Hudak, in their capacities as relators, brought a qui tam lawsuit against Altiva Corporation, a wholly-owned subsidiary of Exactech, Exactech, and other unrelated parties in the United States District Court for the Middle District of Florida. The lawsuit alleges that a variety of healthcare concerns for which the relators had provided services as medical supplies distributors, including Altiva, had violated the False Claims Act in connection with the distribution of spine surgery implants. The period of time of the alleged activity occurred prior to our acquisition of Altiva. The complaint was dismissed without prejudice on December 15, 2009. The U.S. Department of Justice did not oppose the dismissal.

Investing Activities

Investing activities used $17.9 million of net cash during 2009, including cash outlays of approximately $15.3 million for investment in manufacturing equipment, facility expansion, and surgical instrumentation. During 2008 we used net cash of $16.1 million for investments in equipment and technology. In 2010, investment in capital acquisitions is estimated to be in the range of $16 million to $18 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and expansion of our facilities.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. We have a remaining recorded current liability of $209,000 for the minimum 50% due of future supplement payments that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of December 31, 2009, the escrow funds are recorded at the translated amount of $835,000, based on the exchange rate as of the end of December of $1.43 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

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

During the first quarter of 2009, we recorded adjustments to our purchase price allocation. The adjustments are a result of adjustments to our purchase price supplement and warranty contingencies. We could have other adjustments to our purchase price as the remaining uncertain contingencies are finalized during 2010 through 2011.

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

For the year ended December 31, 2009, we recognized additional goodwill of $215,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $40,000, for adjustment to goodwill of $255,000. During 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $183,000, for adjustment to goodwill of $33,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

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

New Research Operations Subsidiary in Taiwan

During the second half of 2009, we opened a research and development operation in Taiwan to help manage an existing cartilage repair project. We previously started a Taiwanese subsidiary, Exactech Taiwan, that entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. Prior to the start-up of the operations we had paid approximately $1.4 million for intangible property and other expenses. This was recorded as other investment on our balance sheet as of December 31, 2008.

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

Financing Activities

Financing activities used net cash of $8.8 million during 2009, as compared to net cash provided of $27.2 million during 2008. During 2009 we received proceeds of $934,000 from the issuance of common stock. We used the proceeds to fund capital expenditures. During 2009, we had net repayments under our credit line of $7.0 million, as compared to net borrowings of $8.8 million for 2008. Our commercial debt facilities decreased in 2009 by $2.6 million as a result of repayments during the year.

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

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation, or

SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of December 31, 2009, there was $7.8 million outstanding under the revolving line of credit bearing an interest rate of 1.5%.

In September 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2009, there was $2.7 million outstanding under this loan bearing a variable rate of interest equal to 1.7%. In September 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At December 31, 2009, $1.0 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At December 31, 2009, there was $2.6 million outstanding under this loan.

In November 1997, we entered into a $3.9 million industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan was payable in annual installments, and due in full November 2017. This loan was secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically set the variable rates under the bonds and attempted resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent had been unable to remarket the bonds. On August 20, 2009, prior to the expiration date of the letter of credit and any date on which we might be obligated to repay the loan, we elected to repay in full the current loan balance outstanding of $1.4 million and interest of $3,000. No prepayment penalties were assessed. We funded the payment using our current borrowing on our line of credit.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at December 31, 2009.

Other Commitments

At December 31, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.8 million and outstanding commitments for the purchase of capital equipment of $3.8 million. Purchases under our distribution agreements were $8.9 million, $7.9 million, and $11.6 million in 2009, 2008, and 2007, respectively.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations at December 31, 2009 (in thousands):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations
Commercial construction loan	2,725	210	420	420	1,675
Commercial equipment loans	1,040	594	446	—	—
Commercial real estate loan	2,646	386	854	974	432
Line of credit	7,794	—	—	7,794	—
Interest on long-term debt(1)	1,284	363	562	234	125
Operating leases	1,618	500	720	281	117
Other long-term obligations(2)	1,661	282	346	761	272
Purchase obligations	16,041	16,041	—	—	—

	$34,809	$18,376	$3,348	$10,464	$2,621

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2009, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)	Other long-term obligations include purchase price supplement and other long-term liabilities assumed as a part of our acquisitions during 2008.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management’s opinion, our critical accounting policies include allowance for doubtful accounts, excess and obsolete inventories, intangible assets, subsidiary consolidation, accrued liabilities, stock-based compensation, and provision for income taxes.

Allowance for Doubtful Accounts and Sales Returns – Our accounts receivable consist primarily of amounts due from hospitals and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2009, our allowance for doubtful accounts was $669,000 as compared to $785,000 at December 31, 2008, which increased partially as a result of our two acquisitions. As a percentage of accounts receivable, the allowance decreased to 2.0% as compared to 2.5%. At December 31, 2009, our allowance for sales returns was $166,000 as compared to $221,000 at December 31, 2008.

Revenue Recognition – We recognize revenue on our domestic sales and sales from our international subsidiaries upon notification from our sales agents that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we do not maintain an allowance for sales returns. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. We estimate an allowance for sales returns on our international customers based upon an analysis of our prior returns experience. We continually evaluate new and current customers for collectability based on various factors including, past history with the customer, evaluation of their credit worthiness, and current economic conditions.

Excess and Obsolete Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We provide significant loaned implant inventory to non-distributor customers. Reserve charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an allowance charge to reduce the carrying value of any reserved inventory to its fair value, which becomes its new cost basis. Allowance charges for the years ended December 31, 2009 and 2008 were $219,000 and $1,860,000, respectively. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to the reimbursement for inventory we received upon termination of an agreement, which was previously included in our slow moving inventory estimate. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory allowance charges may be required which would affect future operating results due to increased costs from the resulting adjustment.

Goodwill and Other Intangible Assets – We assess the value of goodwill and other intangibles in accordance with guidance from the Financial Accounting Standards Board, or FASB. Goodwill is not amortized but is evaluated annually for impairment, or sooner if a triggering event occurs. In testing goodwill for impairment, we make assumptions regarding estimated future cash flows and other factors to determine fair value. We also experience fluctuations in the book value of goodwill due to foreign currency fluctuations. Changes to these estimates and currency fluctuations could cause an impairment of goodwill to occur. In assessing the value of other intangible assets, we make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis.

Subsidiary Consolidation – Our wholly owned subsidiaries, Exactech Asia, Exactech (UK), Ltd, Exactech Japan, France Medica, and Exactech Taiwan are fully consolidated after all material intercompany transactions and balances have been eliminated.

Accrued Liabilities – We are subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability claims. We accrue liabilities for such claims that are deemed to be probable and reasonably estimable based upon our experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, we disclose the loss contingency if it is reasonably possible that a loss may be incurred. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to us, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation. As of December 31, 2009, we have accrued charges of approximately $3.5 million for our estimated settlement of the DOJ inquiry. See Note 9 in our Consolidated Financial Statements for further discussion on the DOJ inquiry.

Provision for Income Taxes – We must use estimates and professional judgment in calculating the provision for income taxes in determining the deductibility and technical merit of the positions taken on our tax returns. In accordance with FASB interpretations, we evaluate our tax positions each reporting period to determine if they are more-likely-than-not to be sustained upon examination, and measure the benefit to be recognized in the financial statements. Should any of our tax positions be determined to be uncertain, it may result in an increase in current and/or future taxes due.

The FASB interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Management determined that we did not have any uncertain tax positions requiring recognition. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the year ended December 31, 2009, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2006 and forward remain open to examination under United States statutes of limitation.

Stock-Based Compensation Policies and Estimates – We account for stock-based compensation granted to our directors and employees in accordance with guidance issued by the FASB, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to recognize the compensation cost of the fair value of our stock-based compensation granted to employees and directors. For stock-based compensation granted to non-employees, we remeasure the fair value of stock awards until a measurement date is achieved.

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of the Company’s stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1,108,000, $1,088,000, and $1,033,000 and income tax benefit of $154,000, $142,000, and $168,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The following table sets forth information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $4,000 for 2010. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2009, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2009 (in thousands, except percentages):

	2010	2011	2012	2013	Thereafter	Total
Liabilities
Commercial construction loan at variable interest rate	210	210	210	210	1,885	2,725
Weighted average interest rate	1.8%

Commercial equipment loan at variable interest rate	594	446	—	—	—	1,040
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	386	412	441	471	936	2,646
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	7,794	—	7,794
Weighted average interest rate	1.6%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French subsidiary, France Medica, is the Euro (EUR). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the year ended December 31, 2009, translation losses were $520,000, which were due to the weakening of the dollar and partially offset by our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have revalued the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The revaluation resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. During the year ended December 31, 2008, translation losses were $805,000, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR during the last half of 2008. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for 2009 were $60,000, foreign currency transaction losses for 2008 and 2007 were $229,000 and $152,000, respectively, primarily due to the strength of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited the consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company listed in Item 15(e). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
March 10, 2010

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(in thousands, except share and per share amounts)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,889	$3,285
Trade receivables, net of allowances of $835 and $1,006	33,753	31,750
Prepaid expenses and other assets, net	2,317	2,193
Income taxes receivable	389	359
Inventories	56,417	61,866
Deferred tax assets	1,703	1,119

Total current assets	97,468	100,572

PROPERTY AND EQUIPMENT:
Land	1,895	1,231
Machinery and equipment	24,322	21,528
Surgical instruments	43,713	38,012
Furniture and fixtures	3,051	2,746
Facilities	15,517	13,551
Projects in process	1,024	2,221

Total property and equipment	89,522	79,289
Accumulated depreciation	(37,150)	(32,950)

Net property and equipment	52,372	46,339

OTHER ASSETS:
Deferred financing and deposits, net	1,159	1,594
Other investments	—	1,387
Product licenses and designs, net	6,225	3,382
Patents and trademarks, net	2,057	2,272
Customer relationships, net	1,928	2,418
Goodwill	9,811	9,556

Total other assets	21,180	20,609

TOTAL ASSETS	$171,020	$167,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,306	$13,065
Income taxes payable	525	242
Accrued expenses	11,370	5,697
Other current liabilities	1,354	1,370
Current portion of long-term debt	1,190	1,415

Total current liabilities	23,745	21,789

LONG-TERM LIABILITIES:
Deferred tax liabilities	1,989	835
Line of credit	7,794	14,802
Long-term debt, net of current portion	5,221	7,610
Other long-term liabilities	518	869

Total long-term liabilities	15,522	24,116

Total liabilities	39,267	45,905

COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 12,823,778 and 12,701,809 shares issued and outstanding	128	127
Additional paid-in capital	53,475	51,223
Accumulated other comprehensive loss, net of tax	(1,461)	(1,019)
Retained earnings	79,611	71,284

Total shareholders’ equity	131,753	121,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,020	$167,520

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
NET SALES	$177,310	$161,730	$124,209

COST OF GOODS SOLD	65,002	58,620	43,758

Gross profit	112,308	103,110	80,451

OPERATING EXPENSES:
Sales and marketing	55,318	51,263	38,699
General and administrative	21,797	16,471	10,984
Research and development	11,533	9,255	8,126
Impairment loss	—	—	1,519
Depreciation and amortization	8,930	7,569	6,156

Total operating expenses	97,578	84,558	65,484

INCOME FROM OPERATIONS	14,730	18,552	14,967

OTHER INCOME (EXPENSE):
Interest income	13	14	371
Interest expense	(696)	(1,110)	(1,321)
Other income (expense)	65	485	(72)
Foreign currency exchange gain (loss)	60	(229)	(152)

Total other expenses	(558)	(840)	(1,174)

INCOME BEFORE INCOME TAXES	14,172	17,712	13,793

PROVISION FOR INCOME TAXES
Current	5,351	4,717	4,972
Deferred	494	1,804	(113)

Total provision for income taxes	5,845	6,521	4,859

INCOME BEFORE EQUITY IN NET LOSS OF OTHER INVESTMENTS	8,327	11,191	8,934

EQUITY IN NET LOSS OF OTHER INVESTMENTS	—	(98)	(451)

NET INCOME	$8,327	$11,093	$8,483

BASIC EARNINGS PER SHARE	$0.65	$0.90	$0.73

DILUTED EARNINGS PER SHARE	$0.65	$0.87	$0.72

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	11,518	$115	$25,105	$51,708	$(5)	$76,923

Exercise of stock options	53	1	601	—	—	602
Issuance of restricted common stock for services	11	—	212	—	—	212
Issuance of common stock under Employee Stock Purchase Plan	29	—	272	—	—	272
Compensation cost of stock options	—	—	1,126	—	—	1,126
Tax benefit from exercise of stock awards	—	—	72	—	—	72
Comprehensive Income:
Net income	—	—	—	8,483	—	8,483
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(52)	(52)

Other comprehensive loss						(52)

Comprehensive income						8,431

Balance, December 31, 2007	11,611	$116	$27,388	$60,191	$(57)	$87,638

Exercise of stock options	70	1	668	—	—	669
Issuance of common stock for acquisitions	114	1	2,540	—	—	2,541
Issuance of common stock upon public offering	877	9	18,668	—	—	18,677
Issuance of common stock under Employee Stock Purchase Plan	29	—	484	—	—	484
Compensation cost of stock options	—	—	1,088	—	—	1,088
Tax benefit from exercise of stock awards	—	—	387	—	—	387
Comprehensive Income:
Net income	—	—	—	11,093	—	11,093
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(157)	(157)
Change in currency translation	—	—	—	—	(805)	(805)

Other comprehensive loss						(962)

Comprehensive income						10,131

Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615

Exercise of stock options	62	1	395	—	—	396
Issuance of restricted common stock for services	14	—	209	—	—	209
Issuance of common stock under Employee Stock Purchase Plan	47	—	538	—	—	538
Compensation cost of stock options	—	—	1,108	—	—	1,108
Tax benefit from exercise of stock awards	—	—	2	—	—	2
Comprehensive Income:
Net income	—	—	—	8,327	—	8,327
Change in fair value of cash flow hedge, net of tax	—	—	—	—	78	78
Change in currency translation	—	—	—	—	(520)	(520)

Other comprehensive loss						(442)

Comprehensive income						7,885

Balance, December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$8,327	$11,093	$8,483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(171)	113	91
Inventory allowance	219	1,860	(733)
Depreciation and amortization	10,205	8,524	6,908
Restricted common stock issued for services	209	—	212
Compensation cost of stock awards	1,108	1,088	1,126
Tax benefit from exercise of stock options	2	387	77
Excess tax benefit from exercise of stock options	(2)	(387)	(77)
Loss on disposal of equipment	336	237	1,278
Loss on impairment	—	—	1,519
Forward currency option (gain) loss	—	(485)	72
Foreign currency exchange (gain) loss	(60)	229	152
Equity in net loss of other investments	—	98	451
Deferred income taxes	494	1,804	(113)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(1,927)	(3,151)	(5,673)
Prepaids and other assets	442	(769)	(15)
Inventories	5,057	(13,043)	6,953
Accounts payable	(4,230)	(209)	3,576
Income taxes receivable/payable	253	(193)	182
Accrued expense and other liabilities	6,015	(2,306)	1,445

Net cash provided by operating activities	26,277	4,890	25,914

INVESTING ACTIVITIES:
Notes receivable issued to related party	—	—	(1,490)
Investment in forward currency option	—	609	(196)
Investment in license technology	—	(1,372)	—
Investment in escrow fund	(23)	(890)	—
Purchase of product licenses and designs	(2,127)	(484)	(600)
Purchases of property and equipment	(15,301)	(16,089)	(11,710)
Cost of patents and trademarks	(85)	(21)	—
Proceeds from sale of property and equipment	—	46	—
Acquisitions of subsidiaries, net of cash acquired	(386)	(12,385)	—

Net cash used in investing activities	(17,922)	(30,586)	(13,996)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(7,008)	8,814	(11,116)
Principal payments on debt	(2,614)	(1,646)	(1,630)
Debt issuance costs	(76)	(183)	(91)
Excess tax benefit from exercise of stock options	2	387	77
Proceeds from issuance of common stock	934	19,830	874

Net cash (used in) provided by financing activities	(8,762)	27,202	(11,886)

Effect of foreign currency translation on cash and cash equivalents	11	(259)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(396)	1,247	32
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,285	2,038	2,006

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,889	$3,285	$2,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$548	$941	$1,244
Income taxes	5,608	4,806	4,666
Noncash investing and financing activities:
Conversion of note receivable for acquisition	$—	$4,394	$—
Issuance of securities for acquisitions	—	2,541
Purchase price supplement payable	209	402	—
Cash flow hedge, net of tax expense	78	(157)	(52)

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in more than thirty international markets through a network of independent distributors and wholly owned subsidiaries. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., and in Japan through Exactech KK. In April 2008, we acquired our French distributor, France Medica.

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

Subsequent Events – Management has evaluated all events and transactions that occurred from January 1, 2010 through the date these condensed consolidated financial statements were issued, for subsequent events requiring recognition or disclosure in the financial statements. There were no material subsequent events required to be recognized or disclosed in the financial statements.

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

Our accounts receivable consist primarily of amounts due from hospitals. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to independent international distributors in U.S. dollars however; our international subsidiaries mainly invoice sales in their respective functional currencies, which make our accounts receivable subject to currency exchange rate risk. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of past due receivables.

Financial Instruments – Our financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an allowance charge to reduce the carrying value of any reserved inventory to its estimated fair value, which becomes its new cost basis. Allowance charges for the years ended December 31, 2009 and 2008 were $219,000 and $1,860,000, respectively. For the year ended December 31, 2007 we recorded a recovery of $733,000, which was charged against cost of goods sold. This was primarily due to a reimbursement for inventory we received upon termination of an agreement, which was previously included in our slow moving inventory estimate.

The following table summarizes inventory classification as of December 31, (in thousands):

	2009	2008
Raw materials	$17,893	$15,742
Work in process	821	1,363
Finished goods on hand	13,661	23,631
Finished goods on loan	24,042	21,130

Inventory total	$56,417	$61,866

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $9,043,000, $7,729,000, and $6,393,000, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition – For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2009 and 2008, our allowance for sales returns was $166,000 and $221,000, respectively. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

Shipping and Handling Costs – Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs – Deferred financing costs of $274,000 and $369,000 are stated net of amortization of $111,000 and $116,000 at December 31, 2009 and 2008, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

Goodwill and Other Intangible Assets – Goodwill is not amortized but is evaluated annually for impairment, and is not deductible for tax purposes. Our other intangible assets are comprised of licenses and designs, customer lists, patents, and trademarks, which we amortize on a straight-line basis over their estimated useful lives. In determining the appropriate useful lives and amortization methodology, we analyze various factors including estimated future cash flows. We evaluate our other intangible assets for impairment issues on a quarterly and annual basis.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Other Taxes – Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statement of operations.

Accrued Expenses – Accrued expenses as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Commissions payable	$3,104	$2,601
Compensation payable	2,878	1,809
Royalties payable	1,387	851
Price supplement payable	209	206
DOJ inquiry related accruals	3,522	—
Miscellaneous accrued expenses	270	230

	$11,370	$5,697

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

Options and Stock Awards – We account for stock-based compensation granted to our directors and employees in accordance with guidance issued by the FASB. The guidance requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, eliminating the alternative use of the intrinsic value method. The guidance requires the recognition to compensation cost of the fair value of our stock-based compensation granted to employees and directors.

For stock-based compensation granted to non-employees we remeasure the fair value of stock awards until a measurement date is achieved.

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. See Note 11 – Common Shareholders’ Equity for additional information regarding our stock option awards, including the employee stock purchase plan, or ESPP.

Hedging Activities – Exactech accounts for its derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swap on a quarterly basis, and have determined the interest rate swap to be effective. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of our interest rate swap agreement is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $136,000 and $214,000 as of December 31, 2009 and 2008, respectively.

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

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of our Chinese subsidiary is the Chinese Yuan Renminbi (CNY), our Japanese subsidiary is the Japanese Yen (JPY), our French subsidiary is the Euro (EUR), and our Taiwanese subsidiary is the Taiwanese Dollar (TWD). The activities of these foreign subsidiaries are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. At December 31, 2009, translation losses were $520,000, which were due to our change in the functional currency for our subsidiary in the United Kingdom, Exactech UK, effective January 1, 2009, and partially offset by the weakening of the dollar. Due to the expansion of this subsidiary and the predominance of activity in Pound Sterling (GBP), we have revalued the financial assets and liabilities of Exactech UK, and converted their functional currency to their local currency, the GBP. The revaluation resulted in a translation loss adjustment to other comprehensive income (loss) of $736,000 as of January 1, 2009. At December 31, 2008, translation losses were $805,000. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income. We recognized a currency transaction gain of $60,000 in 2009. We recognized currency transaction losses of $229,000 and $152,000 in 2008 and 2007, respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2007	(57)	—	(57)
2008 Adjustments	(157)	(805)	(962)

Balance December 31, 2008	$(214)	$(805)	$(1,019)
Currency revaluation	—	(736)	(736)
2009 Adjustments	78	216	294

Balance December 31, 2009	$(136)	$(1,325)	$(1,461)

New Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification (Codification or ASC) to be utilized as the single source of accounting principles in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America (US GAAP) to be applied by non-governmental entities. The Codification is not intended to change or alter US GAAP, but change the organization of accounting guidance. The Codification is effective for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not have an impact on our financial condition and results of operations.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$224	$—	$224	$—

Total	$224	$—	$224	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the year ended December 31, 2009, we have determined the interest rate swap to be effective.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2008	137	44	85	44	42	352
Acquired goodwill	872	195	7,468	225	627	9,387
Foreign currency translation effects	(83)	(19)	—	(21)	(60)	(183)

Balance as of December 31, 2008	$926	$220	$7,553	$248	$609	$9,556
Acquired goodwill	98	22	—	25	70	215
Foreign currency translation effects	18	4	—	5	13	40

Balance as of December 31, 2009	$1,042	$246	$7,553	$278	$692	$9,811

During the fourth quarter of 2009 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment in our analysis of the goodwill acquired in our Chinese subsidiary, Exactech Asia, our French subsidiary, France Medica, or Exactech Spine (formerly Altiva).

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2009 and 2008 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2009
Product licenses and designs	$7,736	$1,511	$6,225	9.1
Customer relationships	2,649	721	1,928	7.0
Patents and trademarks	3,913	1,856	2,057	13.3

Balance at December 31, 2008
Product licenses and designs	$4,532	$1,150	$3,382	9.1
Customer relationships	2,635	217	2,418	7.0
Patents and trademarks	3,823	1,551	2,272	13.3

Our Product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of seven years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. We recognized amortization expense on our intangible assets of $1,163,000, $797,000, and $515,000 for the three years ended December 31, 2009, 2008 and 2007, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets (in thousands):

	Year ending December 31,
	2010	2011	2012	2013	2014
Product licenses and designs	$508	$508	$476	$409	$272
Customer relationships	378	378	378	378	378
Patents and trademarks	290	278	266	211	192

As a part of our comprehensive hard bearing program, we entered into a license and distribution agreement with Dimicron Corporation in 2003 to market and distribute polycrystalline diamond compact hip bearings. During the second quarter of 2007, we engaged in discussions with Dimicron regarding the fact that, while Dimicron has made progress in developing the technology, they had encountered new challenges that they believed would adversely impact their ability to produce the diamond hip bearings they had been developing. Based on previous and anticipated delays, uncertainty regarding production of a product, disagreement with Dimicron about how best to proceed, and our anticipating no future cash flows, we determined we were required to take a non-cash impairment charge to fully impair the license to the patent we hold with Dimicron. The impairment charge taken in the second quarter of 2007, for the then current full carrying value of the asset, was $1.5 million before income taxes, and was included as an operating expense in our consolidated statement of income.

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

A contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. We have a remaining recorded current liability of $209,000 for the minimum 50% due of future supplement payments that will be payable in 2010. The remaining potential purchase price supplement is currently uncertain and not quantifiable with certainty, as such, we have not recognized any liability, but will reevaluate the contingency quarterly to determine whether there is any recognizable liability. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of December 31, 2009, the escrow funds are recorded at the translated amount of $835,000, based on the exchange rate as of the end of December of $1.43 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies will be added to the cost of acquisition when they are determinable with certainty.

We accounted for the acquisition under the purchase method of accounting required by the FASB. Accordingly, the results of operations of France Medica have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of France Medica have been recorded at their estimated fair values in our consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

During the first quarter of 2009, we recorded adjustments to our purchase price allocation. The adjustments were a result of adjustments to our purchase price supplement and warranty contingencies. We could have other adjustments to our purchase price as the remaining uncertain contingencies are finalized during 2010 through 2011.

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

For the year ended December 31, 2009, we recognized additional goodwill of $215,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $40,000, for adjustment to goodwill of $255,000. During 2008, we recognized additional goodwill of $216,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $183,000, for adjustment to goodwill of $33,000.

Acquisition of Altiva

In October 2003, Exactech acquired a 16.7% minority interest in Altiva Corporation for $1.0 million. Effective January 2, 2008, we consummated our acquisition of the remaining 83.3% of Altiva. The final purchase price of $12.4 million consisted of $6.1 million in cash, $4.3 million representing certain indebtedness extended by us to Altiva, which indebtedness was converted into Altiva shares and subsequently exchanged on the closing date in accordance with the merger agreement, 75,736 shares of Exactech common stock, par value $0.01 per share worth $1.6 million, and $437,000 in costs incurred for the acquisition. The cash portion of the purchase price included the $1.0 million paid in 2003 for the initial 16.7%, $4.7 million paid at the closing of the acquisition of the remaining 83.3% interest in January 2008, and $350,000 held in escrow pending confirmation that any liability to which we might be exposed in connection with the court action, filed by certain Altiva common stockholders against the board of directors of Altiva, would be covered by insurance. In April 2008, we released the cash held in escrow. We also acquired $415,000 in cash.

We accounted for the acquisition under the purchase method of accounting required by the FASB. Accordingly, the results of operations of Altiva have been included in our consolidated results of operations subsequent to the acquisition date, and the respective assets and liabilities of Altiva have been recorded at their estimated fair values in our consolidated balance sheets as of the acquisition date, with any excess purchase price being allocated to goodwill. Required pro forma financial information has not been included as the acquisition did not have a material impact upon our financial position or results of operations.

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

The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. Prior to the start-up of the operations we had paid approximately $1.4 million for the intangible property and other expenses. This was recorded as other investment on our balance sheet as of December 31, 2008.

6. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$4,172	$3,556	$4,273
State	1,147	919	699
Foreign	32	242	—

Total current	5,351	4,717	4,972
Deferred:
Federal	511	2,066	(62)
State	138	259	(52)
Foreign	(155)	(521)	1

Total deferred	494	1,804	(113)

Total provision	$5,845	$6,521	$4,859

The components of income before income taxes were as follows (in thousands):

	2009	2008	2007
United States	$14,908	$18,151	$13,886
Foreign	(736)	(439)	(93)

Total	$14,172	$17,712	$13,793

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2009, 2008 and 2007 follows:

	2009	2008	2007
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	5.4	4.6	3.0
Department of Justice settlement	3.0	—	—
Incentive stock options	1.3	1.6	2.3
Domestic manufacturer’s deduction	(2.0)	(1.4)	(1.9)
R&D credit	(2.8)	(2.3)	(2.6)
Other	1.3	(0.5)	0.6

	41.2%	37.0%	36.4%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Basis difference in property and equipment	$8,906	$6,766
Basis difference in intangibles	420	638
Other	—	7

Gross deferred tax liabilities	9,326	7,411

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	1,476	620
Inventory basis difference	2,625	1,953
Non-qualified stock options	546	302
Loss carry forwards	8,000	8,886
Valuation allowance	(3,607)	(4,066)

Gross deferred tax assets	9,040	7,695

Net deferred tax liabilities (assets)	$286	$(284)

At December 31, 2009, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $30.2 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. This deferred tax asset was $8.0 million and $8.9 million at December 31, 2009 and 2008, respectively. As of December 31, 2009, a valuation allowance of $3.6 million was charged against this deferred tax asset assuming that these losses will not be fully realized. As of December 31, 2008, a valuation allowance of $4.1 million was charged against these deferred tax assets due to limitations imposed by the various tax regulations on the utilization of these loss carry forwards. During the year ended December 31, 2009, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for the non-deductible accrued liabilities and reserves as well as the depreciation of property and equipment due to the election of bonus depreciation for tax. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be permanently reinvested or can be recovered in a tax-free manner.

In December 2009, we accrued a contingent liability of $3.5 million for the settlement of the inquiry by the Department of Justice or DOJ (see note 9 – commitments and contingencies for further discussion) in accordance with the FASB accounting guidance for contingencies. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable and the existence of a contingent liability is probable. A deferred tax asset has been recognized for the amount that management believes will be deductible for income tax purposes.

We evaluated our material tax positions and determined that we did not have any uncertain tax positions requiring recognition of a liability. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense. For the years ended December 31, 2009 and 2008, no estimated interest or penalties were recognized for the uncertainty of certain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006.

7. DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2009	2008
Industrial Revenue Bond payable in annual principal installments; monthly interest payments based on adjustable rate as determined by the bonds remarketing agent based on market rate fluctuations; proceeds used to finance construction of current facility	$—	$1,400
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.73% as of December 31, 2009); proceeds used to finance expansion of current facility	2,725	2,935
Commercial equipment loan payable in monthly principal installments of $25.4, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 3.5%; proceeds used to finance equipment for facility expansion	—	51
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of December 31, 2009); proceeds used to finance equipment for production facility expansion	1,040	1,634
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,646	3,005
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (1.49% as of December 31, 2009). Proceeds used for working capital purposes.	7,794	14,802

Total debt	14,205	23,827
Less current portion	(1,190)	(1,415)

	$13,015	$22,412

The following is a schedule of debt maturities as of December 31, 2009:

2010	$1,190
2011	1,068
2012	651
2013	8,475
2014	713
Thereafter	2,108

$14,205

Industrial Revenue Bond Note Payable

In November 1997, we entered into a $3.9 million industrial revenue bond financing with the City of Gainesville, Florida, under the terms of which the City issued industrial revenue bonds and loaned the proceeds to Exactech. The loan was payable in annual installments, and due in full November 2017. This loan was secured by an irrevocable letter of credit issued by a bank. Under the terms of the bonds and the loan, a remarketing agent was engaged who periodically set the variable rates under the bonds and attempted resales, or remarketing, of the bonds in the secondary market. During the second quarter of 2009, we were notified the remarketing agent had been unable to remarket the bonds. On August 20, 2009, prior to the expiration date of the letter of credit and any date on which we might be obligated to repay the loan, we elected to repay in full the current loan balance outstanding of $1.4 million and interest of $3,000. No prepayment penalties were assessed. We funded the payment using our current borrowing on our line of credit.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust Bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2009. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The February 2003 loan was paid in full during 2009, as per terms of the loan. The remaining loan is secured by the purchased equipment. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount, working capital amount and debt service coverage ratio. We were in compliance with all such covenants at December 31, 2009. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by our real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge as defined by accounting guidance. The interest rate swap notional amount and terms coincide with the underlying debt terms. The notional amount on the swap agreement amortizes along with the underlying debt such that the notional amount is reduced by the monthly principal payments. We analyze the effectiveness of our interest rate swap and have determined the interest rate swap to be effective, as such there is no ineffectiveness to be recorded. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2009. Due to the variable nature of the note, we believe the balance of the note payable approximates fair value.

Line of Credit

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million (“Credit Agreement”) with SunTrust Bank, an Alabama banking corporation as administrative agent and swingline lender and other potential lenders. The current credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, a Georgia banking corporation. Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We are also subject to several financial covenants regarding the ratio of debt to EBITDA and fixed charge coverage ratio. We paid closing costs of $124,000, which we will expense over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance.

8. RELATED PARTY TRANSACTIONS

We have entered into a purchase agreement with Brighton Partners, Inc. to purchase raw materials, equipment and licenses used in the ongoing production of our products. Some of our officers and directors own an interest in Brighton Partners, Inc. Purchases associated with these agreements totaled $1,498,000, $2,155,000 and $1,559,000 in 2009, 2008 and 2007, respectively, and accounts payable balance as of December 31, 2009 and 2008, was $47,000 and $133,000, respectively. Brighton Partners is deemed to be 24% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly own 4.6% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owns 2.8% of Brighton Partners. Other executive officers of the Company own less than 3% of Brighton Partners, Inc.

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2009, 2008 and 2007, as compensation under the consulting agreement.

We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During each of the years ended December 31, 2009, 2008 and 2007, we paid royalties in aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

9. COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc. (“RTI”). Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2009, we had $160,000 accrued for product liability claims. At December 31, 2008, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the Department of Justice is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the Department of Justice request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the year ended December 31, 2009, we have recognized approximately $7.0 million in expenses related to this inquiry, including estimated settlement and costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

In September 2009, Gregory Hudak and Jeffrey Hudak, in their capacities as relators, brought a qui tam lawsuit against Altiva Corporation, a wholly-owned subsidiary of Exactech, Exactech, and other unrelated parties in the United States District Court for the Middle District of Florida. The lawsuit alleges that a variety of healthcare concerns for which the relators had provided services as medical supplies distributors, including Altiva, had violated the False Claims Act in connection with the distribution of spine surgery implants. The period of time of the alleged activity occurred prior to our acquisition of Altiva. The complaint was dismissed without prejudice on December 15, 2009. The U.S. Department of Justice did not oppose the dismissal.

Purchase Commitments – At December 31, 2009, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.2 million and outstanding commitments for the purchase of capital equipment of $3.8 million. Purchases under our distribution agreements were $8.9 million, $7.9 million, and $11.6 million in 2009, 2008, and 2007, respectively.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2009, we have paid approximately $1.4 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

10. PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning from 2008, we provide matching contributions of 100% on the first 5% of salary deferral by employees. Prior to 2008, we provided matching contributions of 100% on the first 3% of salary deferral by employees. Our total contributions to this plan during 2009, 2008 and 2007 were $775,000, $678,000 and $394,000, respectively.

11. COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2009			2008			2007
	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
Net income	$8,327			$11,093			$8,483

Basic EPS:
Net income	$8,327	12,770	$0.65	$11,093	12,317	$0.90	$8,483	11,568	$0.73

Effect of dilutive securities:
Stock options		136			418			261

Diluted EPS:
Net income plus assumed conversions	$8,327	12,906	$0.65	$11,093	12,735	$0.87	$8,483	11,829	$0.72

For the year ended December 31, 2009, weighted average options to purchase 439,313 shares of common stock at exercise prices in the range of $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2008, weighted average options to purchase 89,000 shares of common stock at exercise prices in the range of $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2007, weighted average options to purchase 314,000 shares of common stock at exercise prices in the range of $12.53 to $21.09 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

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

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaces the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of December 31, 2009, there were 690,086 total remaining shares issuable under the 2009 Plan. During 2009, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options:

A summary of the status of fixed stock option grants under our stock-based compensation plans as of December 31, 2009, 2008 and 2007 and changes during the years then ended is presented below:

	2009		2008		2007
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,151,529	$14.33	1,209,533	$13.92	1,025,380	$12.30
Granted	144,900	12.95	15,000	26.43	251,420	19.60
Exercised	(61,860)	6.40	(70,171)	9.53	(53,433)	9.68
Expired/Forfeited	(10,350)	13.35	(2,833)	19.43	(13,834)	13.76

Outstanding - December 31	1,224,219	$14.58	1,151,529	$14.33	1,209,533	$13.92

Options exercisable at year end	957,170	$14.34	938,272	$13.46	927,510	$12.79

Weighted average fair value per share of options vested during the year		$9.54		$9.57		$8.49

Weighted average fair value per share of options granted during the year		$5.46		$10.32		$8.17

As of December 31, 2009, the options outstanding of 1,224,219 had a weighted average remaining contractual term and aggregate intrinsic value of 3.87 years and $4,315,000, respectively. As of December 31, 2009, options vested and expected to vest of 1,184,125, had a weighted average exercise price, weighted average remaining contractual term and aggregate intrinsic value of $14.55, 3.82 years and $4,206,000, respectively. As of December 31, 2009, the weighted average remaining contractual term and aggregate intrinsic value of options exercisable was 3.55 years and $3,553,000, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $447,000, $1,148,000 and $338,000, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2009:

Exercise Price Range	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 6.41 - 8.63	156,250	156,250	1.57
9.08 - 12.68	258,638	139,100	3.31
13.40 - 13.78	30,341	20,000	5.32
14.12 - 14.12	163,950	163,350	5.35
14.26 - 14.46	178,199	137,199	5.22
14.73 - 18.60	156,821	135,334	4.61
18.68 - 18.68	25,000	25,000	3.13
19.93 - 26.43	255,020	180,937	3.37

Total	1,224,219	957,170	3.87

Remaining non-exercisable options at December 31, 2009 become exercisable as follows:

2010	128,340
2011	86,488
2012	52,221

267,049

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. There were 128,700, 15,000 and 248,420 of such options granted to employees and non-employee directors during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008 and 2007, respectively: dividend yield of 0, 0 and 0 percent, expected volatility of 42, 39 and 41 percent, based upon our historic volatility, risk-free interest rates of 1.7, 3.4 and 3.5 percent, and expected lives of 6, 5 and 5 years, based upon historic exercise activity of such options.

During the years ended December 31, 2009 and 2007, there were 16,200 and 3,000 options granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, respectively. During the year ended December 31, 2008, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries. Options granted to non-employees typically vest ratably over a period of three to five years from the date of grant and expire in seven years or less from the date of grant, or upon termination of the agent or consultant’s contract with us. At December 31, 2009, there were 39,500 of such options outstanding, of which, 25,560 were exercisable.

The compensation cost that has been charged against income for the incentive compensation plans was $1,108,000, $1,088,000, and $1,033,000 and income tax benefit of $154,000, $142,000, and $168,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Included in the above compensation cost is Non-employee stock compensation expense of approximately $35,000, $14,000, and $62,000, net of taxes, during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, total unrecognized compensation cost related to nonvested awards was $542,000 and is expected to be recognized over a weighted-average period of 1.26 years.

Restricted Stock Awards:

Under the plans, Exactech may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During December 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009, for an aggregate of 4,192 shares of restricted stock, a fair value of $67,000 at the date of grant, and a weighted average fair value per share of $15.89. The remaining two-thirds of the compensation will be payable during 2010 in four equal quarterly grants.

During February 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $47,500, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. The first of the four quarterly grants was granted on February 27, 2009, and was for an aggregate of 2,583 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $13.78. The second of the four quarterly grants was granted on May 31, 2009, for an aggregate of 2,226 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $16.00. The third of the four quarterly grants was granted on August 31, 2009, for an aggregate of 2,394 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $14.88. The fourth of the four quarterly grants was granted on November 30, 2009, for an aggregate of 2,253 shares of restricted stock, a fair value of $36,000 at the date of grant, and weighted average grant date fair value per share of $15.80. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

We did not grant any restricted stock awards during 2008. During December 2007, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,820 shares of common stock, or a stock award of 1,940 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. These stock awards were considered fully vested at each of the grant dates, and contained no restrictions from trading. There was no service period and thus, no risk or provision for forfeiture. We recognized $160,000 as an operating expense for the grant date fair value for the grant of 7,760 shares of our common stock to the members of our board of directors that selected the stock awards. The weighted average grant date fair value per share for the grant in the year ended December 31, 2007 was $20.62. During December 2006, the Committee approved equity compensation to the four outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock options for the purchase of 5,000 shares of common stock, or a restricted stock award of 1,675 shares of common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. During 2007, restricted stock awards issued for 2006 approved compensation were awards of 1,674 and 1,677, with grant dates of January 15, 2007, and April 15, 2007, respectively. These restricted stock awards were considered fully vested at each of the grant dates, and recognized the fair value as an operating expense in the consolidated statements of income at each of the dates of grant of $24,000 and $28,000. The grant date fair value per share for each of the grants was $14.40 and $16.73, respectively. The restricted stock awards are restricted from trading for five years from the earliest award date. There was no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees were allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There were 250,000 shares reserved for issuance under the plan, and no shares remaining available to purchase as of June 30, 2009. On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of December 31, 2009, 129,094 shares remain available to purchase under this 2009 ESPP.

Employees participating in these plans purchased 46,000, 29,000 and 29,000 shares in the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model with the following assumptions for 2009, 2008 and 2007, respectively: dividend yield of zero for all years; an expected life of 1 year for all years; expected volatility of 62, 36 and 31 percent; and risk-free interest rates of 2.8, 3.3 and 5.1 percent. The weighted-average fair value of those purchase shares granted in 2009, 2008 and 2007 was $3.89, $5.22, and $3.35, respectively.

12. OPERATING LEASES

The following schedule summarizes our current operating lease agreements as of December 31, 2009:

Facility	Location	Square Feet	Lease Term Expiration Date	Annual Rental ($)
Tri-State Sales Office	Great Neck, NY	1,000	03/31/2010	28,000
SE Ohio Sales Office	Lima, OH	2,327	04/30/2011	35,000
Exactech Canada Sales Office	Mt. Hope, Ontario	4,200	08/31/2013	21,000
Instrument Manufacturing Shop	Sarasota, FL	13,125	06/30/2013	117,000
Sales Office	Redditch, England	800	03/31/2013	13,000	(1)
Sales Office	Tokyo, Japan	2,239	01/31/2012	93,000	(1)
Sales Office	Shanghai, PROC	3,650	02/28/2012	73,000	(1)
Sales Office	Beijing, PROC	773	02/14/2012	15,000	(1)
Research Office	Hsinchu, Taiwan	849	12/31/2010	12,000	(1)
Office Space	Taipei, Taiwan	270	10/15/2010	1,000	(1)
Warehouse (Lille)	Capinghem, France	3,714	08/14/2016	64,000	(1)
Office Space	Illkirch, France	2,217	03/31/2015	38,000	(1)
Automobile Lease	Capinghem, France	—	12/31/2010	16,000	(1)

(1)	Annual lease amounts are translated into US Dollar using December 31, 2009 exchange rates.

Rent expense associated with operating leases was $530,000, $524,000 and $194,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2009 (in thousands):

Year Ending December 31,
2010	$500
2011	445
2012	275
2013	178
2014	103

$1,501

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth		Total
2009
Net sales	$43,304	$43,302	$42,363	$48,341		$177,310
Gross profit	28,797	26,967	27,094	29,450		112,308
Net income	2,465	2,628	2,740	494	(1)	8,327	(1)
Basic EPS	0.19	0.21	0.21	0.04		0.65
Diluted EPS	0.19	0.20	0.21	0.04		0.65

2008
Net sales	$39,791	$43,695	$37,934	$40,310		$161,730
Gross profit	25,025	27,339	24,226	26,520		103,110
Net income	2,804	3,042	2,137	3,110	(2)	11,093
Basic EPS	0.24	0.25	0.17	0.25		0.90
Diluted EPS	0.23	0.24	0.16	0.24		0.87

(1)

Our Total 2009 net income included a negative impact of $4.9 million in expenses, net of tax, related to the DOJ inquiry, with a fourth quarter impact to net income of $2.8 million. See discussion in Note 9.

(2)

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

Total gross assets held outside the United States as of December 31, 2009 was $16.2 million. Included in these assets is $9.3 million in surgical instrumentation and inventory, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee	Hip		Biologics And Spine	Extremities	Other	Corporate	Total
2009
Net sales	$75,833	$26,826		$27,440	$22,829	$24,382	$—	$177,310
Segment profit (loss)	8,994	930		1,389	5,417	(2,000)	(558)	14,172	(1)
Total assets, net	41,747	24,407		19,215	9,082	5,209	71,360	171,020
Capital expenditures	6,430	2,117		596	1,717	673	5,980	17,513
Depreciation and Amortization	3,525	1,756		719	637	274	3,294	10,205

2008
Net sales	$72,629	$22,777		$26,453	$16,844	$23,027	$—	$161,730
Segment profit (loss)	12,240	574		2,424	4,581	(1,267)	(840)	17,712	(1)
Total assets, net	41,209	25,094		19,557	7,433	8,046	66,181	167,520
Capital expenditures	5,607	2,838		262	1,623	565	5,699	16,594
Depreciation and Amortization	2,978	1,717		572	501	213	2,543	8,524

2007
Net sales	$63,402	$22,589		$16,202	$9,539	$12,477	$—	$124,209
Segment profit (loss)	11,091	1,218	(2)	796	2,777	(915)	(1,174)	13,793
Total assets, net	30,870	20,941		4,340	4,411	5,097	50,800	116,459
Capital expenditures	2,741	1,786		353	849	828	5,753	12,310
Depreciation and Amortization	2,589	1,563		181	381	236	1,958	6,908

(1)	The segment profit (loss) for the years ended December 31, 2009 and 2008, was impacted by $7.0 million and $2.6 million, respectively, in pre-tax charges related to the DOJ inquiry.
(2)	The segment profit (loss) for the year ended December 31, 2007, for the hip segment includes an asset impairment loss for $1,519,000. See Note 4 for further discussion on the impairment.

Major Customer and International Operations

During the years ended December 31, 2009, 2008, and 2007, our distributor in Spain accounted for approximately 7%, 6% and 7%, respectively, of our sales. During January 2010, we notified this distributor of our intent not to renew our distribution agreement with them, effective the second half of 2010. We intend to establish a direct distribution subsidiary in the region. Geographic distribution of our sales are summarized in the following table (in thousands):

Year ended December 31,	2009	2008	2007
Domestic sales	$122,391	$112,460	$96,541
International sales	54,919	49,270	27,668

Total sales	$177,310	$161,730	$124,209

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

As of December 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and has issued an attestation report on our internal control over financial reporting, which follows.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited Exactech, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company listed in Item 15(e) and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Charlotte, North Carolina
March 10, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the 2009 fiscal year is incorporated herein by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information set forth under the caption “Security Ownership” in our proxy statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Transactions” in our proxy statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our proxy statement is incorporated herein by reference.

PART IV

OTHER INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description

3.1	Articles of Incorporation, as amended(1)(3)

3.2	Registrant’s Bylaws(7)

3.3	Forms of Articles of Amendment to Articles of Incorporation(1)

3.4	Forms of Articles of Amendment to Articles of Incorporation(13)

4.1	Specimen Common Stock Certificate(1)

4.2	Shareholders’ Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.7	Form of Amendment to Shareholder’s Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)

4.8	Common Stock Purchase Rights Agreement(4)

10.6	Form of Employment Agreement between the Company and Gary J. Miller, Ph.D.(1) *

10.7	Amendment to employment agreement between the Company and R. William Petty, M.D. (10)*

10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended(1)

10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)

10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery(1)

10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank, North Central Florida and the Company(2)

10.71	Exactech, Inc. 2009 Executive Incentive Compensation Plan(16) *

10.72	Exactech, Inc. 2009 Employee Stock Purchase Plan (17)*

10.76	Business Loan Agreement, dated as of October 18, 2005, from the Company to SunTrust(5)

10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Company to SunTrust.(6)

10.78	Agreement and Plan of Merger, dated December 7, 2007, by and among the Company, Exactech Spine, Inc., Altiva and certain stockholders of Altiva.(8)

10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(9)

10.80	Placement Agency Agreement dated May, 8 2008, by and among the Company and certain placement agents (12)

10.81	Revolving Credit Agreement, dated June 13, 2008, by and among Exactech, Inc., the lenders from time to time party hereto, and SunTrust Bank(12)

10.82	Form of Revolving Credit Note (12)

10.83	Form of Swingline Note(12)

10.84	Security Agreement, dated June 13, 2008, by and among the Company, Exactech International, Inc., Altiva Corporation and SunTrust Bank(12)

10.85	Indemnity, Subrogation and Contribution Agreement, dated June 13, 2008, among those subsidiaries listed on Schedule I thereto and SunTrust Bank(12)

10.86	Subsidiary Guarantee Agreement, dated June 13, 2008, among each of the subsidiaries listed on Schedule I thereto and SunTrust Bank (12)

10.87	Employment Agreement between the Company and William Petty, M.D.(14)*.

10.88	Employment Agreement between the Company and David Petty, M.D.(15)*.

10.89	Employment Agreement between the Company and Betty Petty, M.D.(15)*.

10.90	Change of Control Plan(15)

14.1	Code of Business Conduct and Ethics(5)

21.1	Subsidiaries of the Company

23.1	Independent Auditors’ Consent

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

*	Compensation plan or arrangement
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.1 to the Company 's Registration Statement on Form 8-A, filed with the SEC on December 19, 2003.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2007.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2007.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2007.
(11)	Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2008.
(12)	Incorporated by reference to Exhibits 10.80, 10.81, 10.82, 10.83, 10.84, and 10.85, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(13)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-150055) on April 2, 2008.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2008.
(15)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K/A, filed with the SEC on April 2, 2008.
(16)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.
(17)	Incorporated by reference to Exhibit B filed with the Company’s Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.

(e)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2007	$427	$395		$(386)	$436
2008	436	433	(1)	(84)	785
2009	785	664		(780)	669

Allowance for sales returns
2007	145	198		(116)	227
2008	227	(4)		(2)	221
2009	221	(127)		72	166

Inventory Allowance
2007	3,016	—		(733)	2,283
2008	2,283	3,212	(1)	—	5,495
2009	5,495	219		—	5,714

(1)	Includes balances of allowance accounts acquired in our two acquisitions during 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2010	EXACTECH, INC.

	By:	/s/ William Petty
William Petty
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2010	By:	/s/ William Petty
William Petty
Chief Executive Officer (principal executive officer) and Chairman of the Board

March 10, 2010	By:	/s/ David Petty
David Petty
President and Director

March 10, 2010	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer)

March 10, 2010	By:	/s/ Albert H. Burstein
Albert H. Burstein Director

March 10, 2010	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr. Director

March 10, 2010	By:	/s/ Paul Metts
Paul E. Metts Director

March 10, 2010	By:	/s/ William B. Locander
William B. Locander Director

March 10, 2010	By:	/s/ James G. Binch
James G. Binch Director

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.