Form 10-Q
period 2010-03-31
EXACTECH INC
filed 2010-05-05
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $.01 par value	12,873,937

EXACTECH, INC.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2

	Condensed Consolidated Statements of Income (unaudited) for the Three Month Periods Ended March 31, 2010 and March 31, 2009	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited) for the Three Month Period Ended March 31, 2010	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2010 and March 31, 2009	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three Month Periods Ended March 31, 2010 and March 31, 2009	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		30

Item 1. Financial	Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31,	(audited) December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,670	$2,889
Accounts receivable, net of allowances of $1,497 and $835	39,251	33,753
Prepaid expenses and other assets, net	3,745	2,317
Income taxes receivable	46	389
Inventories	59,222	56,417
Deferred tax assets – current	1,714	1,703

Total current assets	106,648	97,468

PROPERTY AND EQUIPMENT:
Land	2,059	1,895
Machinery and equipment	25,060	24,322
Surgical instruments	46,293	43,713
Furniture and fixtures	3,094	3,051
Facilities	15,882	15,517
Projects in process	1,866	1,024

Total property and equipment	94,254	89,522
Accumulated depreciation	(39,184)	(37,150)

Net property and equipment	55,070	52,372

OTHER ASSETS:
Deferred financing and deposits, net	1,794	1,159
Product licenses and designs, net	6,594	6,225
Patents and trademarks, net	2,177	2,057
Customer relationships, net	1,794	1,928
Goodwill	9,907	9,811

Total other assets	22,266	21,180

TOTAL ASSETS	$183,984	$171,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,267	$9,306
Income taxes payable	1,849	525
Accrued expenses and other liabilities	12,071	11,370
Other current liabilities	1,354	1,354
Current portion of long-term debt	1,197	1,190

Total current liabilities	30,738	23,745

LONG-TERM LIABILITIES:
Deferred tax liabilities	1,551	1,989
Line of credit	10,886	7,794
Long-term debt, net of current portion	4,916	5,221
Other long-term liabilities	476	518

Total long-term liabilities	17,829	15,522

Total liabilities	48,567	39,267

SHAREHOLDERS’ EQUITY:
Common stock	129	128
Additional paid-in capital	54,466	53,475
Accumulated other comprehensive loss	(2,070)	(1,461)
Retained earnings	82,892	79,611

Total shareholders’ equity	135,417	131,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,984	$171,020

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2010	2009
NET SALES	$49,100	$43,304

COST OF GOODS SOLD	17,672	14,507

Gross profit	31,428	28,797
OPERATING EXPENSES:
Sales and marketing	15,348	14,596
General and administrative	4,418	5,084
Research and development	3,642	2,853
Depreciation and amortization	2,401	2,179

Total operating expenses	25,809	24,712

INCOME FROM OPERATIONS	5,619	4,085

OTHER INCOME (EXPENSE):
Interest income	1	6
Other income	17	—
Interest expense	(116)	(150)
Foreign currency exchange loss	(231)	(33)

Total other expenses	(329)	(177)

INCOME BEFORE INCOME TAXES	5,290	3,908

PROVISION FOR INCOME TAXES	2,009	1,443

NET INCOME	$3,281	$2,465

BASIC EARNINGS PER SHARE	$0.26	$0.19

DILUTED EARNINGS PER SHARE	$0.25	$0.19

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753
Exercise of stock options	39	1	272	—	—	273
Issuance of common stock for services	2	—	33	—	—	33
Issuance of common stock under the 1999 Employee Stock Purchase Plan	7	—	109	—	—	109
Compensation cost of stock options	—	—	475	—	—	475
Tax benefit from exercise of stock awards	—	—	102	—	—	102
Comprehensive Income:
Net income	—	—	—	3,281	—	3,281
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(5)	(5)
Change in currency translation	—	—	—	—	(604)	(604)

Other comprehensive loss						(609)

Comprehensive income						2,672

Balance, March 31, 2010	12,872	$129	$54,466	$82,892	$(2,070)	$135,417

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$3,281	$2,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	662	301
Inventory allowance	176	83
Depreciation and amortization	2,739	2,456
Restricted common stock issued for services	33	35
Compensation cost of stock awards	475	195
Tax benefit from exercise of stock options	102	—
Excess tax benefit from exercise of stock options	(102)	—
Loss on disposal of equipment	14	—
Foreign currency exchange loss	231	33
Deferred income taxes	(458)	445
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(6,389)	(2,836)
Prepaids and other assets	(2,102)	645
Inventories	(3,311)	(1,890)
Accounts payable	5,112	1,032
Income taxes receivable/payable	1,666	921
Accrued expense & other liabilities	(243)	475

Net cash provided by operating activities	1,886	4,360

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,600)	(4,320)
Investment in license technology	—	59
Purchase of product licenses and designs	(530)	(406)
Investment in patents and trademarks	(167)	—

Net cash used in investing activities	(5,297)	(4,667)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	3,092	(549)
Principal payments on debt	(298)	(339)
Debt issuance costs	(18)	(24)
Excess tax benefit from exercise of stock options	102	—
Proceeds from issuance of common stock	382	225

Net cash provided by (used in) financing activities	3,260	(687)

Effect of foreign currency translation on cash and cash equivalents	(68)	84
NET DECREASE IN CASH AND CASH EQUIVALENTS	(219)	(910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,889	3,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,670	$2,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88	$125
Income taxes	666	330
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	(5)	13
Purchase price supplement payable	207	208
Estimated sales and use tax liability	656	—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2009 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, and Exactech Iberica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Exactech Deutschland will be consolidated beginning April 2010. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In February 2010, the Financial Accounting Standards Board, (FASB), issued changes to the guidance related to subsequent events to alleviate potential conflicts with current Securities and Exchange Commission (SEC) guidance. These changes remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. This guidance is effective immediately. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In January 2010, the FASB issued guidance that requires entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including the amounts and reasons for significant transfers between Level 1 and Level 2 measurements, and disclosures on purchases, sales, issuances and settlements on Level 3 measurements. The FASB also clarified the existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and inputs and valuation techniques used in measuring fair-value. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for interim reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued changes to the guidance on transfers of financial assets and expands the disclosure requirements for such transactions. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued changes to the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis. These changes are effective for fiscal years beginning after November 15, 2009. The implementation of these changes did not have a material impact on our financial condition and results of operations.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$231	$—	$231	$—

Total	$231	$—	$231	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended March 31, 2010, we have determined the interest rate swap to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended March 31, 2010 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2009	$1,042	$246	$7,553	$278	$692	$9,811
Acquired goodwill	94	21	—	24	68	207
Foreign currency translation effects	(51)	(11)	—	(13)	(36)	(111)

Balance as of March 31, 2009	$1,085	$256	$7,553	$289	$724	$9,907

The change in acquired goodwill was a result of additional supplement liabilities due for the acquisition of France Medica. See Note 7 – Acquisitions for further discussion on the purchase price supplement liability. We test goodwill for impairment at least annually. Our impairment analysis during the fourth quarter of 2009 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at March 31, 2010 and December 31, 2009 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2010
Product licenses and designs	$8,244	$1,650	$6,594	9.1
Customer relationships	2,593	799	1,794	7.0
Patents and trademarks	4,097	1,920	2,177	13.0

Balance at December 31, 2009
Product licenses and designs	$7,736	$1,511	$6,225	9.1
Customer relationships	2,649	721	1,928	7.0
Patents and trademarks	3,913	1,856	2,057	13.3

5.	FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD).The functional currency of our French and Spanish subsidiaries, France Medica and Exactech Iberica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the quarter ended March 31, 2010, translation losses were $604,000, which were due to the fluctuation in exchange rates and the continued weakening of the EUR and GBP during the first quarter of 2010. The additional loss was due to the fluctuation in exchange rates and the continued weakening of the EUR during the first quarter of 2009. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2009	$(136)	$(1,325)	$(1,461)
2010 Adjustments	(5)	(604)	(609)

Balance March 31, 2010	$(141)	$(1,929)	$(2,070)

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

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an allowance charge to reduce the carrying value of any reserved inventory to its estimated fair value, which becomes its new cost basis. Allowance charges for the three months ended March 31, 2010 and 2009 were $176,000 and $83,000, respectively.

The following table summarizes our classifications of inventory as of March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Raw materials	$16,120	$17,893
Work in process	1,200	821
Finished goods on hand	18,007	13,661
Finished goods on loan	23,895	24,042

Inventory total	$59,222	$56,417

7.	ACQUISITION AND DISTRIBUTION SUBSIDIARY START-UPS

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000, which was recorded as a current liability as of March 31, 2010. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of March 31, 2010, the escrow funds are recorded at the translated amount of $788,000, based on the exchange rate as of the end of March of $1.35 per 1.00 EUR. We recorded the escrow funds as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the quarter ended March 31, 2010, we recorded $207,000 for additional purchase price supplements payable, offset by a foreign currency translation effect of $111,000, for a first quarter 2010 adjustment to goodwill of $96,000. As of March 31, 2010, we have recognized additional goodwill of $686,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $254,000, for adjustment to goodwill of $432,000.

New Distribution Subsidiaries

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A. (“Exactech Iberica”), where we will transition the sale of our products in the second half of 2010 from an independent distributor. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We are currently in the process of obtaining the import registration to allow Exactech Iberica to import our products for sale in Spain. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship will terminate during the third quarter of 2010. Subsequent to the termination date, we expect a return of product from the former distributor. As a result of this expected return, we reduced our first quarter reported net sales by $1.1 million, and recorded an additional sales return allowance of $561,000 against accounts receivable on the consolidated balance sheet.

Exactech Deutschland

During the first quarter of 2010, we established a distribution subsidiary in Germany, Exactech Deutschland, GmbH. During the second quarter of 2010, certain hip product line assets of our independent distributor in Germany were acquired and we began selling this hip product line under this new distribution subsidiary. See Note 13 – Subsequent Events for further discussion on the assets acquired.

8.	INCOME TAX

At December 31, 2009, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $30.2 million, some of which begin to expire in 2010. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $8.0 million at December 31, 2009; however, a valuation allowance of $3.6 million was charged against this deferred tax asset assuming these losses will not be fully realized. At March 31, 2010, these loss carry forwards of our subsidiaries totaled $30.3 million, and the deferred tax asset associated with these losses was $8.0 million. A valuation allowance of $3.6 million was charged against this deferred tax asset assuming that these losses will not be fully realized.

In December 2009, we accrued a contingent liability of $3.5 million for the settlement of the inquiry by the U.S. Department of Justice, or DOJ, (see note 10 – Commitments and Contingencies for further discussion) in accordance with the FASB accounting guidance for contingencies. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. As of March 31, 2010, a deferred tax asset has been recognized for the amount that management believes will be deductible for income tax purposes.

9.	DEBT

Debt consists of the following at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.73% as of March 31, 2010); proceeds used to finance expansion of current facility	$2,673	$2,725
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of March 31, 2010); proceeds used to finance equipment for production facility expansion	889	1,040
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,551	2,646
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.48% as of March 31, 2010). Proceeds used to fund working capital.	10,886	7,794

Total debt	16,999	14,205
Less current portion	(1,197)	(1,190)

	$15,802	$13,015

The following is a schedule of debt maturities as of March 31, 2010, for the years ended December 31:

2010	$895
2011	1,066
2012	651
2013	11,567
2014	713
Thereafter	2,107

$16,999

10.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the three month periods ended March 31, 2010 and 2009, we recognized $200,000 and $1.4 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

Purchase Commitments

At March 31, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.1 million and outstanding commitments for the purchase of capital equipment of $8.6 million. Purchases under our distribution agreements were $3.1 million during the three months ended March 31, 2010.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2010, we have paid approximately $1.4 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As part of the acquisition agreement with France Medica, a contingent purchase price supplement is payable to certain shareholders of France Medica, over a two year period, if certain sales results are achieved in each of the annual periods and employment conditions maintained. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. The funds withheld under these guarantees are in escrow and are being distributed in three annual installments, less any deductions for damages. Amounts paid out under these contingencies will be recognized when they are determinable with certainty. See Note 7 for further discussion on the France Medica acquisition and the related contingencies.

During the first quarter ended March 31, 2010, we recorded an additional contingent liability of $656,000 for a total recognized contingent liability of $929,000 based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $1.8 million for the tax period audited through March 31, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

11. SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Total gross assets held outside the United States as of March 31, 2010, was $16.7 million. Included in these assets is $9.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2010
Net sales	$20,898	$6,628	$7,355	$7,079	$7,140	$—	$49,100
Segment profit (loss)	2,978	387	748	2,146	(640)	(329)	5,290
Total assets, net	42,991	23,816	19,096	9,884	7,851	80,346	183,984
Capital expenditures	1,970	736	9	195	70	2,973	5,953
Depreciation and Amortization	971	439	230	175	78	846	2,739
2009
Net sales	$18,480	$6,546	$7,062	$5,788	$5,428	$—	$43,304
Segment profit (loss)	2,207	475	696	1,306	(599)	(177)	3,908
Total assets, net	43,507	25,687	15,898	8,590	8,237	69,471	171,390
Capital expenditures	2,392	831	19	509	92	883	4,726
Depreciation and Amortization	835	455	105	141	63	857	2,456

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended March 31,	2010	2009
Domestic sales	$32,828	$30,787
International sales	16,272	12,517

Total sales	$49,100	$43,304

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Net income	$3,281			$2,465
Basic EPS:
Net income available to common shareholders	$3,281	12,847	$0.26	$2,465	12,716	$0.19

Effect of dilutive securities:
Stock options		228			143

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,281	13,075	$0.25	$2,465	12,859	$0.19

For the three months ended March 31, 2010, weighted average options to purchase 396,259 shares of common stock at exercise prices ranging from $18.60 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2009, weighted average options to purchase 840,265 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaced the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of March 31, 2010, there were 380,118 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $475,000 and $195,000 and income tax benefit of $79,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $12,000 and $2,000, net of taxes, during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, total unrecognized compensation cost related to unvested awards was $2,025,000 and is expected to be recognized over a weighted-average period of 1.55 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2010 and changes during the quarter is presented below:

	2010
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,224,219	$14.58
Granted	319,592	17.25		—
Exercised	(38,790)	7.03		379
Forfeited or Expired	(11,340)	18.37

Outstanding – March 31	1,493,681	$15.32	4.21	$8,526

Exercisable – March 31	974,201	$14.60	3.58	$6,233

Weighted average fair value per share of options vested during the quarter		$8.48

Weighted average fair value per share of options granted during the quarter		$7.55

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 319,592 shares of stock options granted during the three months ended March 31, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer. There were 132,579 shares of stock options granted during the three months ended March 31, 2009.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During December 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009 and the remaining two-thirds of the compensation are payable during 2010 in four equal quarterly grants, the first of which was granted on February 26, 2010. The summary information of the restricted stock grants is presented below:

Grant date	December 1, 2009	February 26, 2010
Aggregate shares of restricted stock granted	4,192	1,716
Grant date fair value	$67,000	$33,000
Weighted average fair value per share	$15.89	$19.39

During February 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $47,500, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. The summary information of the restricted stock grants for the first quarter of 2009 is presented below:

Grant date	February 27, 2009
Aggregate shares of restricted stock granted	2,583
Grant date fair value	$36,000
Weighted average fair value per share	$13.78

All of the restricted stock awards in 2010 and 2009 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees were allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There were 250,000 shares reserved for issuance under the plan, and no shares remaining available to purchase as of June 30, 2009. On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of March 31, 2010, 121,688 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three months ended March 31,	2010	2009
Shares purchased	7,406	13,710
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	52%	62%
Risk free interest rates	3.7%	2.6%
Weighted average per share fair value	$4.34	$4.61

13.	SUBSEQUENT EVENTS

During the first quarter of 2010, we established a distribution subsidiary, Exactech Deutschland, GmbH, to market our products within Germany. On April 1, 2010, we acquired certain hip assets from our independent distributor in Germany for total consideration of approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 437,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. During March 2010, we transferred $665,000 to an escrow account for the cash portion of the acquisition price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere herein.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. Revenue from the worldwide distribution of biologic materials contributes to our total reported sales and has been a key component of growth over the last few years. Our continuing research and development projects will enable us to continue the introduction of new, advanced biologic materials and other products and services. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers have contributed to revenue growth and are expected to continue to be an important part of our anticipated future revenue growth.

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgical facilities on our behalf. These expenses tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.

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

Overview of the Three Months Ended March 31, 2010

During the quarter ended March 31, 2010, sales increased 13% to $49.1 million from $43.3 million in the comparable quarter ended March 31, 2009, as we continued to gain market share. Gross margins decreased to 64.0% from 66.5% as a result of a larger mix of international sales where we generally experience lower margin sales. Operating expenses increased 4% from the quarter ended March 31, 2009, and as a percentage of sales, operating expenses decreased to 53% during the first quarter of 2010 as compared to 57% for the same quarter in 2009. This decrease, as a percentage of sales, was primarily due to a reduction in compliance and legal costs to $200,000 from $1.4 million in first quarter 2009 as a result of lower costs associated with the Department of Justice, or DOJ, inquiry. Net income for the quarter ended March 31, 2010 increased 33% and diluted earnings per share were $0.25 as compared to $0.19 last year.

During the three months ended March 31, 2010, we acquired $5.3 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $1.9 million for the three months ended March 31, 2010 as compared to a net cash flow from operations of $4.4 million during the three months ended March 31, 2009.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended March 31, 2010 and March 31, 2009:

Sales by Product Line ($ in 000’s)

	Three Months Ended				2010 - 2009 Inc (decr)
	March 31, 2010		March 31, 2009
Knee	$20,898	42.6%	$18,480	42.7%	13.1%
Hip	6,628	13.5	6,546	15.1	1.3
Biologics and Spine	7,355	15.0	7,062	16.3	4.1
Extremity	7,079	14.4	5,788	13.4	22.3
Other	7,140	14.5	5,428	12.5	31.5

Total	$49,100	100.0%	$43,304	100.0%	13.4%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2010 - 2009 Inc (decr)		% of Sales
	2010	2009	$	%	2010	2009
Net sales	$49,100	$43,304	5,796	13.4	100.0%	100.0%
Cost of goods sold	17,672	14,507	3,165	21.8	36.0	33.5

Gross profit	31,428	28,797	2,631	9.1	64.0	66.5
Operating expenses:
Sales and marketing	15,348	14,596	752	5.2	31.3	33.7
General and administrative	4,418	5,084	(666)	(13.1)	9.0	11.7
Research and development	3,642	2,853	789	27.7	7.4	6.6
Depreciation and amortization	2,401	2,179	222	10.2	4.9	5.1

Total operating expenses	25,809	24,712	1,097	4.4	52.6	57.1

Income from operations	5,619	4,085	1,534	37.6	11.4	9.4
Other (expenses) income, net	(329)	(177)	(152)	85.9	(0.6)	(0.4)

Income before taxes	5,290	3,908	1,382	35.4	10.8	9.0
Provision for income taxes	2,009	1,443	566	39.2	4.1	3.3

Net income	$3,281	$2,465	816	33.1	6.7	5.7

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales

For the quarter ended March 31, 2010, total sales increased 13% to $49.1 million from $43.3 million in the comparable quarter ended March 31, 2009. Sales of knee implant products increased 13% to $20.9 million for the quarter ended March 31, 2010 compared to $18.5 million for the quarter ended March 31, 2009, as we continued the introduction of our PS Logic™ knee system. Hip implant sales of $6.6 million during the quarter ended March 31, 2010 were an increase of 1% over the $6.5 million in sales during the quarter ended March 31, 2009. Sales from biologics and spine increased 4% during the quarter ended March 31, 2010 to $7.4 million, up from $7.1 million in the comparable quarter in 2009, due to growth contributions from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 22% to $7.1 million as compared to $5.8 million for the same period in 2009, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $7.1 million as compared to $5.4 million in the same quarter last year. Domestically, total sales increased 7% to $32.8 million, or 67% of total sales, during the quarter ended March 31, 2010, up from $30.8 million, which represented 71% of total sales, in the comparable quarter last year. Internationally, total sales increased 30% to $16.3 million, representing 33% of total sales, for the quarter ended March 31, 2010, as compared to $12.5 million, which was 29% of total sales, for the same quarter in 2009.

Gross Profit

Gross profit increased 9% to $31.4 million in the quarter ended March 31, 2010 from $28.8 million in the quarter ended March 31, 2009. As a percentage of sales, gross profit decreased to 64.0% during the quarter ended March 31, 2010 as compared to 66.5% in the quarter ended March 31, 2009, as a result of growth in our international market, which generally results in lower margin sales. Looking forward, we expect gross profit, as a percentage of sales, to be 0.5-1.0% higher than prior year quarters on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 4% to $25.8 million in the quarter ended March 31, 2010 from $24.7 million in the quarter ended March 31, 2009. As a percentage of sales, total operating expenses decreased to 53% for the quarter ended March 31, 2010, as compared to 57% for the same period in 2009. The decrease in operating expenses, as a percentage of sales, is primarily due to a reduction to $200,000 in the first quarter of 2010 in compliance and legal costs related to a Department of Justice, or DOJ, inquiry compared to $1.4 million in related expenses incurred in the first quarter of 2009. The decrease is also a result of our focus on effectively managing our general expenses.

Sales and marketing expenses, the largest component of total operating expenses, increased 5% for the quarter ended March 31, 2010 to $15.3 million from $14.6 million in the same quarter last year, as we continue to expand our global marketing efforts. Sales and marketing expenses, as a percentage of sales decreased to 31% for the quarter ended March 31, 2010, from 34% for the quarter ended March 31, 2009 primarily due to higher international sales growth without a commensurate increase in expenses. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 32% to 34%.

General and administrative expenses decreased 13% to $4.4 million in the quarter ended March 31, 2010 from $5.1 million in the quarter ended March 31, 2009, which included the additional $1.4 million in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended March 31, 2010, as compared to 12% in the quarter ended March 31, 2009. Excluding the DOJ expenses, General and administrative expenses were flat at 9% of sales for both years. General and administrative expenses for the balance of the year ending December 31, 2010 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of DOJ expenses.

Research and development expenses increased 28% for the quarter ended March 31, 2010 to $3.6 million from $2.9 million in the same quarter last year. Our increase in research and development expenses is associated with ongoing clinical studies, research projects, and product development expenses. As a percentage of sales, research and development expenses increased to 7.4% for the quarter ended March 31, 2010 from 6.6% for the comparable quarter last year. We anticipate growth rates in research and development expenditures to continue as increases in product development and testing expenses throughout the remainder of the year are expected, with total expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 10% to $2.4 million during the quarter ended March 31, 2010 from $2.2 million in the quarter ended March 31, 2009, primarily as a result of continuing investment in our distribution operations and surgical instrumentation. We placed $3.0 million of surgical instrumentation and $933,000 of new manufacturing equipment in service during the quarter, and expended $587,000 in facility expansion. As a percentage of sales, depreciation and amortization remained at 5% during each of the three month periods ended March 31, 2010 and 2009.

Income from Operations

Our income from operations increased 38% to $5.6 million, or 11% of sales in the quarter ended March 31, 2010 from $4.1 million, or 9% of sales in the quarter ended March 31, 2009. Looking forward, as we continue to experience sales growth as well as reduce our legal expenses related to the DOJ inquiry, we anticipate income from operations to be in the range of 10.5% to 11.5% of sales for the remainder of 2010.

Other Income and Expenses

We had other expenses, net of other income, of $329,000 during the quarter ended March 31, 2010, as compared to other expenses net of other income of $177,000 in the quarter ended March 31, 2009, primarily due to heavier losses related to foreign currency transactions during the first quarter of 2010 compared to the same quarter of 2009. We incurred net interest expense for the quarter ended March 31, 2010 of $115,000 as compared to $144,000 during the quarter ended March 31, 2009.

Taxes and Net Income

Income before provision for income taxes increased 35% to $5.3 million in the quarter ended March 31, 2010 from $3.9 million in the quarter ended March 31, 2009. The effective tax rate, as a percentage of income before taxes, was 38% for the quarter ended March 31, 2010 and 37% for the quarter ended March 31, 2009. We expect our effective tax rates to range from 36% to 38% for the balance of 2010, dependent upon the renewal of the credit for increasing research activities. As a result of the foregoing, we realized net income of $3.3 million in the quarter ended March 31, 2010, an increase of 33% from $2.5 million in the quarter ended March 31, 2009. As a percentage of sales, net income increased to 7% for the quarter ended March 31, 2010 as compared to 6% for the same quarter in 2009. Earnings per share, on a diluted basis, increased to $0.25 for quarter ended March 31, 2010, from $0.19 for the quarter ended March 31, 2009.

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

Excluding the impact of the pre-tax expenses of $200,000 and $1.4 million for the management of our enhanced Health Care Professional, or HCP, Compliance Program related to the DOJ inquiry recognized during the first quarters of 2010 and 2009, respectively, income from operations for the quarter ended March 31, 2010, increased 6% to $5.8 million from $5.5 million adjusted income from operations during the first quarter of 2009. Adjusted net income for the quarter ended March 31, 2010, increased 2% to $3.4 million, as compared to an adjusted 2009 net income of $3.3 million, adjusted also for the DOJ inquiry expenses incurred. Adjusted diluted earnings per share for 2010 and 2009 remained flat at $0.26.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Period Ended March 31,
	2010	2009
Income from operations	$5,619	$4,085
DOJ inquiry expenses, pre-tax	200	1,391

Adjusted income from operations - excluding DOJ related expenses	$5,819	$5,476

	Period Ended March 31,
	2010	2009
Net Income	$3,281	$2,465
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	200	1,391
Income tax benefit	(74)	(517)

Adjustments, net of tax	126	874

Adjusted net income - excluding DOJ related expenses	$3,407	$3,339

Diluted earnings per share	$0.25	$0.19
Adjustment of DOJ related expenses, net	0.01	0.07

Adjusted diluted earnings per share	$0.26	$0.26

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At March 31, 2010, we had working capital of $75.9 million, an increase of 3% from $73.7 million at the end of 2009. Working capital in 2010 increased primarily as a result of our sales growth with the associated increased accounts receivable as well as our inventory build associated with the increased demand. Partially offsetting the increase in working capital was a decrease due to increased accounts payable related to our inventory growth. We experienced increases overall in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $1.9 million in the three months ended March 31, 2010, as compared to net cash from operations of $4.4 million during the three months ended March 31, 2009. A primary contributor to this change related to increases in our accounts receivable and inventory outpacing our increases in accounts payable during the first quarter of 2010 as compared to the first quarter of 2009 as a result of inventory build-up related to new product lines and geographic expansion. Our allowance for doubtful accounts and sales returns increased to $1.5 million at March 31, 2010 from $835,000 at December 31, 2009, principally as a result of an estimated sales return, net of cost of goods sold, of $561,000 related to the nonrenewal of our agreement with our Spanish independent distributor. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 67 for the three months ended March 31, 2010, down from a ratio of 68 for the three months ended March 31, 2009, as a result of our collections efforts after a year of our customers stretching their payment terms during the economic downturn. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth. Inventory used cash of $3.3 million during the first three months ended March 31, 2010, compared to net cash used of $1.9 million during the same period ended March 31, 2009. The increase in accounts payable and income tax payable for the three months ended March 31, 2010 provided aggregate net cash of $6.8 million, in contrast to net cash provided of $2.0 million for the three months ended March 31, 2009.

Investing Activities - Investing activities used net cash of $5.3 million in the three months ended March 31, 2010, as compared to $4.7 million in the three months ended March 31, 2009. The increase was due to our net cash outlay of $4.6 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion, and $697,000 for purchases of product licenses, patents, and trademarks during the period ended March 31, 2010 as opposed to activity during the same period of 2009 resulting in cash outlay of $4.3 million for purchases of surgical instrumentation and manufacturing equipment, and $347,000 for purchases of product licenses.

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica, over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments, into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000 for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000, which was recorded as a current liability as of March 31, 2010. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. We have paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of March 31, 2010, the escrow funds are recorded at the translated amount of $788,000, based on the exchange rate as of the end of March of $1.35 per 1.00 EUR. The escrows are recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the quarter ended March 31, 2010, we recorded $207,000 for additional purchase price supplements payable, offset by a foreign currency translation effect of $111,000, for a first quarter 2010 adjustment to goodwill of $96,000. As of March 31, 2010, we have recognized additional goodwill of $686,000 for the purchase price supplement liability based on terms of the agreement and currency translation effect of $254,000, for adjustment to goodwill of $432,000.

New Distribution Subsidiaries

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A. (“Exactech Iberica”), where we will transition the sale of our products in the second half of 2010 from an independent distributor. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We are currently in the process of obtaining the import registration to allow Exactech Iberica to import our products for sale in Spain. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship will terminate during the third quarter of 2010. Subsequent to the termination date, we expect a return of product from the former distributor. As a result of this expected return, we reduced our first quarter reported net sales by $1.1 million, and recorded an additional sales return allowance of $561,000 against accounts receivable on the consolidated balance sheet.

Exactech Deutschland

During the first quarter of 2010, we established a distribution subsidiary, Exactech Deutschland, GmbH, to market our products within Germany and surrounding countries. On April 1, 2010, we acquired certain assets from our independent distributor in Germany for total consideration of approximately1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 437,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. During March 2010, we transferred $665,000 to an escrow account for the cash portion of the acquisition price

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2010, we have paid approximately $1.4 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $3.3 million in the three months ended March 31, 2010, as compared to $687,000 in net cash used for the three months ended March 31, 2009. In the first three months of 2010, we had net borrowings under our credit line of $3.1 million as compared to net repayments of $549,000 in the first three months of 2009. Our commercial debt facilities decreased by $298,000 as a result of repayments during the three months ended March 31, 2010, as compared to $339,000 in the first three months of 2009. Proceeds from the exercise of stock options provided cash of $382,000 in the three months ended March 31, 2010, as compared to $225,000 in the three months ended March 31, 2009, with the proceeds used to fund capital expenditures.

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement, with SunTrust Bank, a Georgia banking corporation, or SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. Administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of March 31, 2010, there was $10.9 million outstanding under the new revolving line of credit bearing an interest rate of 1.48%.

In September 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2010, there was $2.7 million outstanding under this loan bearing a variable rate of interest equal to 1.7%. In September 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2010, $889,000 was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At March 31, 2010, there was $2.6 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at March 31, 2010.

Other Commitments and Contingencies

At March 31, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.1 million and outstanding commitments for the purchase of capital equipment of $8.6 million. Purchases under our distribution agreements were $3.1 million during the three months ended March 31, 2010.

During the first quarter ended March 31, 2010, we recorded an additional contingent liability of $656,000 for a total recognized contingent liability of $929,000 based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $1.8 million for the tax period audited through March 31, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the impact of the on-going DOJ inquiry, including the various legal fees and other compliance costs incurred as a result of the inquiry, the outcome of the State of Florida unasserted claim, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2009 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $3,000 for the remainder of 2010. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2010, and the weighted average interest rates are those experienced during the year to date ended March 31, 2010 (in thousands, except percentages):

	2010	2011	2012	2013	Thereafter	Total
Liabilities
Commercial construction loan at variable interest rate	$158	$210	$210	$210	$1,885	$2,673
Weighted average interest rate	1.7%
Commercial equipment loan at variable interest rate	446	443	—	—	—	889
Weighted average interest rate	5.6%
Commercial real estate loan at fixed rate swap	291	413	441	471	935	2,551
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	—	—	10,886	—	10,886
Weighted average interest rate	1.5%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our French and Spanish subsidiaries, France Medica and Exactech Iberica, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the quarter ended March 31, 2010, translation losses were $604,000, which were due to the fluctuation in exchange rates and the continued weakening of the EUR and GBP during the first quarter of 2010. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction losses for the first quarter of 2010 and 2009 were $231,000 and $33,000, respectively, primarily due to the fluctuations of the EUR as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective during the quarter ended March 31, 2010.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the three month periods ended March 31, 2010 and 2009, we recognized $200,000 and $1.4 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 5, 2010	By:	/s/ WILLIAM PETTY
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 5, 2010	By:	/s/ JOEL C. PHILLIPS
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer