Form 10-Q
period 2010-06-30
EXACTECH INC
filed 2010-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common Stock, $.01 par value	12,906,587

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) June 30,	(audited) December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,489	$2,889
Accounts receivable, net of allowances of $1,584 and $835	38,025	33,753
Prepaid expenses and other assets, net	3,988	2,317
Income taxes receivable	84	389
Inventories	63,281	56,417
Deferred tax assets – current	1,311	1,703

Total current assets	109,178	97,468

PROPERTY AND EQUIPMENT:
Land	2,050	1,895
Machinery and equipment	25,840	24,322
Surgical instruments	49,122	43,713
Furniture and fixtures	3,198	3,051
Facilities	15,899	15,517
Projects in process	2,026	1,024

Total property and equipment	98,135	89,522
Accumulated depreciation	(40,322)	(37,150)

Net property and equipment	57,813	52,372

OTHER ASSETS:
Deferred financing and deposits, net	764	1,159
Non-current inventory	1,211	—
Product licenses and technology, net	11,362	6,225
Patents and trademarks, net	2,080	2,057
Customer relationships, net	1,806	1,928
Goodwill	12,735	9,811

Total other assets	29,958	21,180

TOTAL ASSETS	$196,949	$171,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,086	$9,306
Income taxes payable	1,247	525
Accrued expenses and other liabilities	12,262	11,370
Other current liabilities	1,271	1,354
Current portion of long-term debt	1,204	1,190

Total current liabilities	31,070	23,745

LONG-TERM LIABILITIES:
Deferred tax liabilities	2,680	1,989
Line of credit	20,139	7,794
Long-term debt, net of current portion	4,613	5,221
Other long-term liabilities	477	518

Total long-term liabilities	27,909	15,522

Total liabilities	58,979	39,267

SHAREHOLDERS’ EQUITY:
Common stock	129	128
Additional paid-in capital	55,361	53,475
Accumulated other comprehensive loss	(3,404)	(1,461)
Retained earnings	85,884	79,611

Total shareholders’ equity	137,970	131,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$196,949	$171,020

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2010	2009	2010	2009
NET SALES	$47,570	$43,302	$96,670	$86,606

COST OF GOODS SOLD	16,434	16,335	34,106	30,842

Gross profit	31,136	26,967	62,564	55,764

OPERATING EXPENSES:
Sales and marketing	15,855	13,079	31,203	27,675
General and administrative	4,159	4,462	8,577	9,546
Research and development	3,441	2,707	7,083	5,560
Depreciation and amortization	2,536	2,333	4,937	4,512

Total operating expenses	25,991	22,581	51,800	47,293

INCOME FROM OPERATIONS	5,145	4,386	10,764	8,471

OTHER INCOME (EXPENSE):
Interest income	36	4	37	10
Other income (loss)	(15)	14	2	14
Interest expense	(144)	(237)	(260)	(387)
Foreign currency exchange gain (loss)	48	41	(183)	8

Total other expenses	(75)	(178)	(404)	(355)

INCOME BEFORE INCOME TAXES	5,070	4,208	10,360	8,116

PROVISION FOR INCOME TAXES	2,078	1,580	4,087	3,023

NET INCOME	$2,992	$2,628	$6,273	$5,093

BASIC EARNINGS PER SHARE	$0.23	$0.21	$0.49	$0.40

DILUTED EARNINGS PER SHARE	$0.23	$0.20	$0.48	$0.40

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753
Exercise of stock options	60	1	542	—	—	543
Issuance of common stock for services	4	—	78	—	—	78
Issuance of common stock under the Employee Stock Purchase Plan	18	—	265	—	—	265
Compensation cost of stock options	—	—	894	—	—	894
Tax benefit from exercise of stock awards	—	—	107	—	—	107
Comprehensive Income:
Net income	—	—	—	6,273	—	6,273
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(19)	(19)
Change in currency translation	—	—	—	—	(1,924)	(1,924)

Other comprehensive loss						(1,943)

Comprehensive income						4,330

Balance, June 30, 2010	12,906	$129	$55,361	$85,884	$(3,404)	$137,970

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$6,273	$5,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	749	318
Inventory allowance	(21)	265
Depreciation and amortization	5,645	5,116
Restricted common stock issued for services	78	71
Compensation cost of stock awards	894	441
Tax benefit from exercise of stock options	107	13
Excess tax benefit from exercise of stock options	(107)	(20)
Loss on disposal of equipment	92	55
Foreign currency exchange loss (gain)	183	(8)
Deferred income taxes	(799)	822
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(6,160)	(867)
Prepaids and other assets	(1,757)	53
Inventories	(8,612)	(600)
Accounts payable	6,129	(2,162)
Income taxes payable/receivable	1,030	319
Accrued expense & other liabilities	59	535

Net cash provided by operating activities	3,783	9,444

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,672)	(7,951)
Investment in license technology	—	52
Purchase of product licenses and designs	(572)	(640)
Purchase of patents and trademarks	(167)	(11)
Investment in escrow fund	—	(248)
Acquisition of subsidiary, net of cash acquired	(6,221)	(178)

Net cash used in investing activities	(16,632)	(8,976)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	12,345	(7)
Principal payments on debt	(594)	(630)
Debt issuance costs	(32)	(41)
Excess tax benefit from exercise of stock options	107	20
Proceeds from issuance of common stock	808	577

Net cash provided by (used in) financing activities	12,634	(81)

Effect of foreign currency translation on cash and cash equivalents	(185)	(20)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(400)	367
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,889	3,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,489	$3,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$190	$324
Income taxes	4,426	2,028
Non-cash investing and financing activities:
Purchase price supplement payable	—	195
Estimated sales and use tax liability	669	—
Cash flow hedge (loss) gain, net of tax	(19)	63

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, and Exactech Iberica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Exactech Deutschland was consolidated beginning April 2010. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value at	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$255	$—	$255	$—

Total	$255	$—	$255	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended June 30, 2010, we have determined the interest rate swap to be effective.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended June 30, 2010 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2009	$1,042	$246	$7,553	$278	$692	$9,811
Acquired goodwill	2,606	379	—	134	184	3,303
Foreign currency translation effects	(170)	(63)	—	(44)	(102)	(379)

Balance as of June 30, 2010	$3,478	$562	$7,553	$368	$774	$12,735

The change in acquired goodwill was a result of additional supplement and guarantee liabilities due for the acquisition of France Medica and for the goodwill recognized with the acquisition in Germany and the

Brighton Partners acquisition. See Note 7 – Acquisitions for further discussion on the change in acquired goodwill. We test goodwill for impairment at least annually. Our impairment analysis during the fourth quarter of 2009 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at June 30, 2010 and December 31, 2009 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2010
Product licenses and technology	$13,090	$1,728	$11,362	12.1
Customer relationships	2,676	870	1,806	6.9
Patents and trademarks	4,065	1,985	2,080	13.0

Balance at December 31, 2009
Product licenses and technology	$7,736	$1,511	$6,225	9.1
Customer relationships	2,649	721	1,928	7.0
Patents and trademarks	3,913	1,856	2,057	13.3

5.    FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD).The functional currency of our subsidiary in the United Kingdom is the Pound Sterling (GBP). The functional currency of our French, Spanish, and German subsidiaries, France Medica, Exactech Iberica, and Exactech Deutschland, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the six months ended June 30, 2010, translation losses were $1,924,000, which were due to the fluctuation in exchange rates and the continued weakening of the EUR during the first half of 2010. During the six months ended June 30, 2009, translation losses were $562,000. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2009	$(136)	$(1,325)	$(1,461)
2010 Adjustments	(19)	(1,924)	(1,943)

Balance June 30, 2010	$(155)	$(3,249)	$(3,404)

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

6.    INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an allowance charge to reduce the carrying value of any reserved inventory to its estimated fair value, which becomes its new cost basis. Allowance recovery for the three and six months ended June 30, 2010 were $197,000 and $21,000, respectively. Allowance charges for the three and six months ended June 30, 2009 were $182,000 and $265,000, respectively. As of June 30, 2010, we determined that $1.2 million of inventory should be classified as non-current. As of December 31, 2009, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Raw materials	$15,992	$17,893
Work in process	1,344	821
Finished goods on hand	24,186	13,661
Finished goods on loan	22,970	24,042

Inventory total	64,492	56,417
Non-current inventory	1,211	—

Current inventory	$63,281	$56,417

7.    ACQUISITION AND DISTRIBUTION SUBSIDIARY START-UPS

Acquisition of Brighton Partners

Effective May 24, 2010, we completed the 100% acquisition of our supplier, Brighton Partners, Inc, the sole source supplier for our direct compression molded (DCM) polyethylene bearings for our Optetrak® knee system. We acquired inventory of $167,000 and equipment of $270,000, and assumed $24,000 in current liabilities. Our purchase price at closing was $5.5 million dollars in cash, paid to the shareholders of Brighton in exchange for their shares of common stock in Brighton. We financed the acquisition through our existing line of credit. We acquired cash of approximately $42,000. Accounts payable to Brighton Partners related to our supplier relationship, of $99,000, was eliminated at acquisition.

The acquisition of Brighton was accomplished to obtain the technology of the DCM process and to better control the supply of the product. The DCM technology and the resulting bearings are unique and critical to our Optetrak knee system. The DCM process and manufacturing technology is a closely held trade secret, and studies have shown that the product is more durable than other technology available in the market today.

We accounted for the acquisition as a business combination in accordance with accounting standards codification issued by the FASB. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the acquisition of Brighton is not final, however, we have preliminarily assessed the acquired assets and assumed liabilities at their estimated fair value based on the highest and best use. We have provisionally identified and recognized an intangible asset for the technology process, which management has determined to be the principal asset acquired. We have recognized a net deferred tax liability related to the differences in the tax treatment of the acquired assets. We have hired an independent valuation firm to assist management in determining the final appraisal values of the identifiable assets, however, this valuation has not been completed as of the filing date.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of May 2010 (in thousands):

Total
Consideration:
Cash	$5,500
Accounts payable from Exactech at closing	(99)

$5,401

Acquisition related expenses – included in general and administrative expenses in the condensed consolidated statement of income.	$52

Preliminary identifiable assets acquired and liabilities assumed
Current assets acquired	$209
Property and equipment acquired	270
Identifiable intangible assets	4,781
Current liabilities assumed	(24)
Deferred tax liability assumed	(1,883)

Total identifiable net assets	3,353
Goodwill	2,048

$5,401

Prior to acquisition, Brighton Partners was deemed to be 24% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly owned 4.6% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owned 2.8% of Brighton Partners. Other executive officers of the Company owned less than 3% of Brighton Partners, Inc. No member of Exactech’s management had control over, or influenced the operations of, Brighton Partners.

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2009, 2008 and 2007, as compensation under the consulting agreement. The consulting agreement has continued post acquisition into 2010.

Acquisition of Germany Assets

During the first quarter of 2010, we established a distribution subsidiary in Germany, Exactech Deutschland, GmbH. Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We financed the acquisition through our existing line of credit.

The acquisition and establishment of a direct distribution subsidiary in Germany was accomplished to obtain a certain hip product line and to maintain access to a large European market with an established workforce and existing customers.

We accounted for the acquisition as a business combination in accordance with U.S. accounting standards codification issued by the FASB. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the German acquisition is preliminary, pending final valuation assessment of acquired assets based on the highest and best use. We have identified and recognized an intangible asset for the customer relationships acquired.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of April 2010 (in thousands):

Total
Consideration:
Cash	$556
Offset of accounts receivable from Tantum at closing	760

$1,316

Acquisition related expenses – included in general and administrative expenses in the condensed consolidated statement of income.	$62

Preliminary identifiable assets acquired and liabilities assumed
Current assets acquired	$101
Surgical instrumentation acquired	327
Identifiable intangible assets	193

Total identifiable net assets	621
Goodwill	695

$1,316

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2009, we paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of June 30, 2010, the escrow funds are recorded at the translated amount of $356,000, based on the exchange rate as of the end of June of $1.22 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the six months ended June 30, 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $312,000, for a 2010 adjustment to goodwill of $251,000. As of June 30, 2010, we have recognized additional goodwill of $1,042,000 for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $455,000, for adjustment to goodwill of $587,000.

New Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A. (“Exactech Iberica”), where we will transition the sale of our products in the second half of 2010 from an independent distributor. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and are actively planning our distribution activities which will commence during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship will terminate during the third quarter of 2010. Subsequent to the termination date, we expect a return of product from the former distributor. As a result of this expected return, we reduced our first six months of the year reported net sales by $1.5 million, and recorded an additional sales return allowance of $775,000 against accounts receivable on the consolidated balance sheet.

8.    INCOME TAX

At December 31, 2009, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $30.2 million, some of which begin to expire in 2010. At June 30, 2010, these loss carry forwards of our subsidiaries totaled $31.5 million. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain.

In December 2009, we accrued a contingent liability of $3.5 million for the settlement of the inquiry by the U.S. Department of Justice, or DOJ, (see note 10 – Commitments and Contingencies for further discussion) in accordance with the FASB accounting guidance for contingencies. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. As of June 30, 2010, a deferred tax asset has been recognized for the amount that management believes will be deductible for income tax purposes.

On May 24, 2010, we acquired the stock of Brighton Partners, Inc. A deferred tax liability has been recorded to the extent that the fair market value of the company’s non-goodwill assets exceeds the corporation’s tax basis.

9.    DEBT

Debt consists of the following at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.85% as of June 30, 2010); proceeds used to finance expansion of current facility	$2,621	$2,725

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of June 30, 2010); proceeds used to finance equipment for production facility expansion	740	1,040

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,456	2,646

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.60% as of June 30, 2010). Proceeds used to fund working capital.	20,139	7,794

Total debt	25,956	14,205
Less current portion	(1,204)	(1,190)

	$24,752	$13,015

The following is a schedule of debt maturities as of June 30, 2010, for the years ended December 31:
2010	$599
2011	1,066
2012	651
2013	20,820
2014	713
Thereafter	2,107

$25,956

10.    COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the six month periods ended June 30, 2010 and 2009, we recognized $579,000 and $2.6 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

Purchase Commitments

At June 30, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.2 million and outstanding commitments for the purchase of capital equipment of $6.0 million. Purchases under our distribution agreements were $4.8 million during the six months ended June 30, 2010.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2010, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

During the six months ended June 30, 2010, we recorded an additional contingent liability of $669,000 for a total recognized contingent liability of $942,000 based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $1.9 million for the tax period audited through June 30, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

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

Total gross assets held outside the United States as of June 30, 2010, was $19.0 million. Included in these assets is $11.8 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total

Three months ended June 30,

2010

Net sales	$19,376	$7,320	$6,841	$7,082	$6,951	$—	$47,570

Segment profit (loss)	2,663	544	704	1,860	(626)	(75)	5,070

Total assets, net	52,632	26,528	18,856	10,692	6,165	82,076	196,949

Capital expenditures	2,870	759	—	438	147	912	5,126

Depreciation and Amortization	1,140	500	159	213	95	798	2,905

2009

Net sales	$18,948	$6,694	$6,882	$5,073	$5,705	$—	$43,302

Segment profit (loss)	2,508	224	474	1,344	(164)	(178)	4,208

Total assets, net	42,626	25,000	19,686	9,259	7,530	68,500	172,601

Capital expenditures	590	274	526	721	117	1,648	3,876

Depreciation and Amortization	908	485	253	160	66	788	2,660

Six months ended June 30,

2010

Net sales	$40,274	$13,948	$14,196	$14,161	$14,091	$—	$96,670

Segment profit (loss)	5,641	931	1,452	4,006	(1,266)	(404)	10,360

Total assets, net	52,632	26,528	18,856	10,692	6,165	82,076	196,949

Capital expenditures	4,840	1,495	9	633	217	3,885	11,079

Depreciation and Amortization	2,111	939	389	388	173	1,645	5,645

2009

Net sales	$37,428	$13,240	$13,944	$10,861	$11,133	$—	$86,606

Segment profit (loss)	4,715	699	1,170	2,650	(763)	(355)	8,116

Total assets, net	42,626	25,000	19,686	9,259	7,530	68,500	172,601

Capital expenditures	2,982	1,105	545	1,230	209	2,531	8,602

Depreciation and Amortization	1,743	940	358	301	129	1,645	5,116

Geographic distribution of sales is summarized in the following table (in thousands):

Three months ended June 30,	2010	2009	% Inc (Decr)
Domestic sales	$32,785	$29,224	12.2
International sales	14,785	14,078	5.0

Total sales	$47,570	$43,302	9.9

Six months ended June 30,	2010	2009	% Inc (Decr)
Domestic sales	$65,613	$60,011	9.3
International sales	31,057	26,595	16.8

Total sales	$96,670	$86,606	11.6

12.    SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009

Net income	$2,992			$2,628

Basic EPS:
Net income available to common shareholders	$2,992	12,881	$0.23	$2,628	12,768	$0.21

Effect of dilutive securities:
Stock options		241			127

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,992	13,122	$0.23	$2,628	12,895	$0.20

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009

Net income	$6,273			$5,093

Basic EPS:
Net income available to common shareholders	$6,273	12,864	$0.49	$5,093	12,742	$0.40

Effect of dilutive securities:
Stock options		234			136

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$6,273	13,098	$0.48	$5,093	12,878	$0.40

For the three months ended June 30, 2010, weighted average options to purchase 255,524 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2009, weighted average options to purchase 909,527 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the six months ended June 30, 2010, weighted average options to purchase 393,569 shares of common stock at exercise prices ranging from $18.60 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2009, weighted average options to purchase 875,087 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaced the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of June 30, 2010, there were 374,278 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $894,000 and $441,000 and income tax benefit of $171,000 and $59,000 for the six months ended June 30, 2010 and 2009, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $5,000 and $6,000, net of taxes, during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, total unrecognized compensation cost related to unvested awards was $1,661,000 and is expected to be recognized over a weighted-average period of 1.32 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2010 and changes during the six months to date is presented below:

	2010
Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,224,219	$14.58
Granted	325,694	17.26		–
Exercised	(60,384)	8.93		496
Forfeited or Expired	(14,166)	17.66

Outstanding – June 30	1,475,363	$15.37	3.98	$3,638

Exercisable – June 30	951,913	$14.65	3.34	$3,102

Weighted average fair value per share of options vested during the six months		$6.47

Weighted average fair value per share of options granted during the six months		$7.54

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 325,694 shares of stock options granted during the six months ended June 30, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer. There were 132,579 shares of stock options granted during the six months ended June 30, 2009.

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

Grant date	December 1, 2009	February 26, 2010	May 28, 2010
Aggregate shares of restricted stock granted	4,192	1,716	2,564
Grant date fair value	$ 67,000	$ 33,000	$ 44,000
Weighted average fair value per share	$ 15.89	$ 19.39	$ 17.33

During February 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $47,500, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. The summary information of the restricted stock grants for the first six months of 2009 is presented below:

Grant date	February 27, 2009	May 31, 2009
Aggregate shares of restricted stock granted	2,583	2,226
Grant date fair value	$ 36,000	$36,000
Weighted average fair value per share	$ 13.78	$ 16.00

All of the restricted stock awards in 2010 and 2009 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees were allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There were 250,000 shares reserved for issuance under the plan, and no shares remaining available to purchase as of June 30, 2009. On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of June 30, 2010, 110,949 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six months ended June 30,	2010	2009
Shares purchased	18,145	25,555
Dividend yield	–	–
Expected life	1 year	1 year
Expected volatility	52%	62%
Risk free interest rates	3.7%	2.6%
Weighted average per share fair value	$ 4.84	$ 3.74

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of the Three and Six Months Ended June 30, 2010

During the quarter ended June 30, 2010, sales increased 10% to $47.6 million from $43.3 million in the comparable quarter ended June 30, 2009, as we continued to gain market share. Gross margins increased to 65.5% from 62.3% as a result of a larger mix of domestic sales where we generally experience higher margins. Operating expenses increased 15% from the quarter ended June 30, 2009, and as a percentage of sales, operating expenses increased to 55% during the second quarter of 2010 as compared to 52% for the same quarter in 2009. This increase, as a percentage of sales, was primarily due to additional expenses related to our new distribution offices in Spain and Germany, and was partially offset by a reduction in compliance and legal costs to $379,000 from $1.2 million in second quarter 2009 as a result of lower costs associated with the Department of Justice, or DOJ, inquiry. Net income for the quarter ended June 30, 2010 increased 14% and diluted earnings per share were $0.23 as compared to $0.20 last year.

During the six months ended June 30, 2010, sales increased 12% to $96.7 million from $86.6 million in the comparable six months ended June 30, 2009, as we continued to gain market share. Gross margins increased to 64.7% from 64.4% as a result of growth in our generally higher margin domestic sales. Operating expenses increased 10% from the six months ended June 30, 2009, and as a percentage of sales, operating expenses decreased to 54% during the first half of 2010 as compared to 55% for the same period in 2009. This decrease, as a percentage of sales, was primarily due to a reduction in compliance and legal costs to $579,000 from $2.6 million in the first half of 2009 as a result of lower costs associated with DOJ inquiry. Net income for the six months ended June 30, 2010 increased 23% and diluted earnings per share were $0.48 as compared to $0.40 last year.

During the six months ended June 30, 2010, we acquired $10.3 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $3.8 million for the six months ended June 30, 2010 as compared to a net cash flow from operations of $9.4 million during the six months ended June 30, 2009.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and six month periods ended June 30, 2010 and June 30, 2009:

	Sales by Product Line
	(dollars in thousands)
	Three Months Ended
	June 30, 2010		June 30, 2009		Change

Knee Products	$19,376	40.7%	$18,948	43.7%	2.3%
Hip Products	7,320	15.4	6,694	15.4	9.4
Biologics & Spine	6,841	14.4	6,882	15.9	(0.6)
Extremity	7,082	14.9	5,073	11.7	39.6
Other Products	6,951	14.6	5,705	13.2	21.8

Total	$47,570	100.0%	$43,302	100.0%	9.9%

	Six Months Ended
	June 30, 2010		June 30, 2009		Change

Knee Products	$40,274	41.7%	$37,428	43.2%	7.6%
Hip Products	13,948	14.4	13,240	15.3	5.3
Biologics & Spine	14,196	14.7	13,944	16.1	1.8
Extremity	14,161	14.6	10,861	12.5	30.4
Other Products	14,091	14.6	11,133	12.9	26.6

Total	$96,670	100.0%	$86,606	100.0%	11.6%

The following table includes items from the unaudited Condensed Statements of Income for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended		2010 - 2009
	June 30,		Inc (decr)		% of Sales
	2010	2009	$	%	2010	2009
Net sales	$47,570	$43,302	4,268	9.9	100.0%	100.0%
Cost of goods sold	16,434	16,335	99	0.6	34.5	37.7
Gross profit	31,136	26,967	4,169	15.5	65.5	62.3

Operating expenses:
Sales and marketing	15,855	13,079	2,776	21.2	33.4	30.2
General and administrative	4,159	4,462	(303)	(6.8)	8.8	10.3
Research and development	3,441	2,707	734	27.1	7.2	6.3
Depreciation and amortization	2,536	2,333	203	8.7	5.3	5.4
Total operating expenses	25,991	22,581	3,410	15.1	54.7	52.2
Income from operations	5,145	4,386	759	17.3	10.8	10.1
Other (expenses) income, net	(75)	(178)	103	(57.9)	(0.1)	(0.4)
Income before taxes	5,070	4,208	862	20.5	10.7	9.7
Provision for income taxes	2,078	1,580	498	31.5	4.4	3.6
Net income	$2,992	$2,628	364	13.9	6.3	6.1

	Six Months Ended		2010 - 2009
	June 30,		Inc (decr)		% of Sales
	2010	2009	$	%	2010	2009
Net sales	$96,670	$86,606	10,064	11.6	100.0%	100.0%
Cost of goods sold	34,106	30,842	3,264	10.6	35.3	35.6
Gross profit	62,564	55,764	6,800	12.2	64.7	64.4
Operating expenses:
Sales and marketing	31,203	27,675	3,528	12.7	32.3	32.0
General and administrative	8,577	9,546	(969)	(10.2)	8.9	11.0
Research and development	7,083	5,560	1,523	27.4	7.3	6.4
Depreciation and amortization	4,937	4,512	425	9.4	5.1	5.2
Total operating expenses	51,800	47,293	4,507	9.5	53.6	54.6
Income from operations	10,764	8,471	2,293	27.1	11.1	9.8
Other (expenses) income, net	(404)	(355)	(49)	13.8	(0.4)	(0.4)
Income before taxes	10,360	8,116	2,244	27.6	10.7	9.4
Provision for income taxes	4,087	3,023	1,064	35.2	4.2	3.5
Net income	$6,273	$5,093	1,180	23.2	6.5	5.9

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Sales

For the quarter ended June 30, 2010, total sales increased 10% to $47.6 million from $43.3 million in the comparable quarter ended June 30, 2009. Sales of knee implant products increased 2% to $19.4 million for the quarter ended June 30, 2010 compared to $18.9 million for the quarter ended June 30, 2009, as we continued the introduction of our PS Logic™ knee system. Hip implant sales of $7.3 million during the quarter ended June 30, 2010 were an increase of 9% over the $6.7 million in sales during the quarter ended June 30, 2009. Sales from biologics and spine decreased 1% during the quarter ended June 30, 2010 to $6.8 million, down from $6.9 million in the comparable quarter in 2009. Sales of our extremity products were up 40% to $7.1 million as compared to $5.1 million for the same period in 2009, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $7.0 million as compared to $5.7 million in the same quarter last year. Domestically, total sales increased 12% to $32.8 million, or 69% of total sales, during the quarter ended June 30, 2010, up from $29.2 million, which represented 67% of total sales, in the comparable quarter last year. Internationally, total sales increased 5% to $14.8 million, representing 31% of total sales, for the quarter ended June 30, 2010, as compared to $14.1 million, or 33% of total sales, for the same quarter in 2009.

For the six months ended June 30, 2010, total sales increased 12% to $96.7 million from $86.6 million in the comparable six months ended June 30, 2009. Sales of knee implant products increased 8% to $40.3 million for the six months ended June 30, 2010 compared to $37.4 million for the six months ended June 30, 2009, as we continued the introduction of our PS Logic™ knee system. Hip implant sales of $13.9 million during the six months ended June 30, 2010 were an increase of 5% over the $13.2 million in sales during the six months ended June 30, 2009. Sales from biologics and spine increased 2% during the six months ended June 30, 2010 to $14.2 million, up from $13.9 million in the comparable six months in 2009, due to growth contributions from our Optecure® service and the Accelerate™ platelet concentrating system. Sales of our extremity products were up 30% to $14.2 million as compared to $10.9 million for the same period in 2009, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $14.1 million as compared to $11.1 million in the same six month period last year. Domestically, total sales increased 9% to $65.6 million, or 68% of total sales, during the six months ended June 30, 2010, up from $60.0 million, which represented 69% of total sales, in the comparable six months last year. Internationally, total sales increased 17% to $31.1 million, representing 32% of total sales, for the six months ended June 30, 2010, as compared to $26.6 million, which was 31% of total sales, for the same period in 2009.

Gross Profit

Gross profit increased 15% to $31.1 million in the quarter ended June 30, 2010 from $27.0 million in the quarter ended June 30, 2009. As a percentage of sales, gross profit increased to 65.5% during the quarter ended June 30, 2010 as compared to 62.3% in the quarter ended June 30, 2009, as a result of higher growth in our domestic market, which generally results in higher margin sales.

Gross profit increased 12% to $62.6 million in the six months ended June 30, 2010 from $55.8 million in the six months ended June 30, 2009. As a percentage of sales, gross profit increased to 64.7% during the six months ended June 30, 2010 as compared to 64.4% in the six month period ended June 30, 2009, as a result of growth in our domestic market, which generally results in higher margin sales. Looking forward, we expect gross profit, as a percentage of sales, to be in the range of 64.0 to 65.5% through the balance of 2010.

Operating Expenses

Total operating expenses increased 15% to $26.0 million in the quarter ended June 30, 2010 from $22.6 million in the quarter ended June 30, 2009. As a percentage of sales, total operating expenses increased to 55% for the quarter ended June 30, 2010, as compared to 52% for the same period in 2009. The increase in operating expenses is principally due to increased variable selling expenses, increased expenses from our new distribution operations in Spain and Germany, as well as increased expenditures for our research and development efforts. Total operating expenses increased 10% to $51.8 million in the six months ended June 30, 2010 from $47.3 million in the six months ended June 30, 2009. As a percentage of sales, total operating expenses decreased to 54% for the six months ended June 30, 2010, as compared to 55% for the same period in 2009. The decrease in operating expenses, as a percentage of sales, is primarily due to a reduction to $579,000 in the first half of 2010 in compliance and legal costs related to the DOJ, inquiry compared to $2.6 million in related expenses incurred in the first half of 2009. The decrease as a percentage of sales was partially offset by the increased operating expenses from our new subsidiaries.

Sales and marketing expenses, the largest component of total operating expenses, increased 21% for the quarter ended June 30, 2010 to $15.9 million from $13.1 million in the same quarter last year, as we continue to expand our global marketing efforts. Sales and marketing expenses, as a percentage of sales increased to 33% for the quarter ended June 30, 2010, from 30% for the quarter ended June 30, 2009. Sales and marketing expenses, the largest component of total operating expenses, increased 13% for the six months ended June 30, 2010 to $31.2 million from $27.7 million in the same period last year. Sales and marketing expenses, as a percentage of sales remained relatively flat at 32% for both of the six month periods ended June 30, 2010 and 2009, which is primarily due to our sales growth globally that matched the increases in expenditures from our expanding internal international distribution network. Looking forward, sales and marketing expenditures are expected to increase 20-30% through the remainder of 2010.

General and administrative expenses decreased 7% to $4.2 million in the quarter ended June 30, 2010 from $4.5 million in the quarter ended June 30, 2009, which included the $1.2 million in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended June 30, 2010, as compared to 10% in the quarter ended June 30, 2009. Excluding the DOJ expenses, general and administrative expenses were flat at 8% of sales for both years. General and administrative expenses decreased 10% to $8.6 million in the six months ended June 30, 2010 from $9.5 million in the six months ended June 30, 2009, which included the additional $2.6 million in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses decreased to 9% for the six months ended June 30, 2010, as compared to 11% in the six months ended June 30, 2009. Excluding the DOJ expenses, general and administrative expenses were flat at 8% of sales for the six month period for both years. General and administrative expenses for the balance of the year ending December 31, 2010 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of DOJ expenses.

Research and development expenses increased 27% for the quarter ended June 30, 2010 to $3.4 million from $2.7 million in the same quarter last year. Our increase in research and development expenses is associated with ongoing clinical studies, research projects, and product development expenses. As a percentage of sales, research and development expenses increased to 7% for the quarter ended June 30, 2010 from 6% for the comparable quarter last year. Research and development expenses increased 27% for the six months ended June 30, 2010 to $7.1 million from $5.6 million in the same period last year. As a percentage of sales, research and development expenses increased to 7% for the six months ended June 30, 2010 from 6% for the comparable six months last year. We anticipate growth rates in research and development expenditures to continue as increases in product development and testing expenses throughout the remainder of the year are expected, with total expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 9% to $2.5 million during the quarter ended June 30, 2010 from $2.3 million in the quarter ended June 30, 2009, primarily as a result of continuing investment in our distribution operations and surgical instrumentation. As a percentage of sales, depreciation and amortization remained at 5% during each of the three month periods ended June 30, 2010 and 2009. Depreciation and amortization increased 9% to $4.9 million during the six months ended June 30, 2010 from $4.5 million in the six months ended June 30, 2009, primarily as a result of continuing investment in our distribution operations and surgical instrumentation. As a percentage of sales, depreciation and amortization remained at 5% during each of the six month periods ended June 30, 2010 and 2009. We placed $7.0 million of surgical instrumentation and $1.3 million of new manufacturing equipment in service during the first six months of 2010.

Income from Operations

Our income from operations increased 17% to $5.1 million, or 11% of sales in the quarter ended June 30, 2010 from $4.4 million, or 10% of sales in the quarter ended June 30, 2009. Our income from operations increased 27% to $10.8 million, or 11% of sales in the six months ended June 30, 2010 from $8.5 million, or 10% of sales in the six month period ended June 30, 2009.

Other Income and Expenses

We had other expenses, net of other income, of $75,000 during the quarter ended June 30, 2010, as compared to other expenses, net of other income of $178,000 in the quarter ended June 30, 2009, primarily due to lower interest rates on our variable rate debt. We incurred net interest expense for the quarter ended June 30, 2010 of $108,000 as compared to $233,000 during the quarter ended June 30, 2009. We had other expenses, net of other income, of $404,000 during the six months ended June 30, 2010, as compared to other expenses, net of other income of $355,000 in the six months ended June 30, 2009, primarily due to losses related to foreign currency transactions during the first six months of 2010 compared to gains related to foreign currency transactions during the same period of 2009. Partially offsetting the foreign currency impact was a reduction in net interest expense for the six months ended June 30, 2010 of $223,000 as compared to $377,000 during the six months ended June 30, 2009.

Taxes and Net Income

Income before provision for income taxes increased 20% to $5.1 million in the quarter ended June 30, 2010 from $4.2 million in the quarter ended June 30, 2009. The effective tax rate, as a percentage of income before taxes, was 41% for the quarter ended June 30, 2010 and 38% for the quarter ended June 30 2009. As a result of the foregoing, we realized net income of $3.0 million in the quarter ended June 30, 2010, an increase of 14% from $2.6 million in the quarter ended June 30, 2009. As a percentage of sales, net income remained at 6% for the quarters ended June 30, 2010 and 2009. Earnings per share, on a diluted basis, increased to $0.23 for quarter ended June 30, 2010, from $0.20 for the quarter ended June 30, 2009. Income before provision for income taxes increased 28% to $10.4 million in the six months ended June 30, 2010 from $8.1 million in the six months ended June 30, 2009. The effective tax rate, as a percentage of income before taxes, was 39% for the six months ended June 30, 2010 and 37% for the six months ended June 30 2009. We expect our effective tax rates to range from 39% to 41% for the balance of 2010, excluding the impact of a potential renewal of credit for increasing research activities. As a result of the foregoing, we realized net income of $6.3 million in the six months ended June 30, 2010, an increase of 23% from $5.1 million in the six months ended June 30, 2009. As a percentage of sales, net income increased to 6.5% for the six months ended June 30, 2010 as compared to 5.9% for the same quarter in 2009. Earnings per share, on a diluted basis, increased to $0.48 for six months ended June 30, 2010, from $0.40 for the six months ended June 30, 2009.

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

Excluding the impact of the pre-tax expenses of $379,000 for the DOJ inquiry recognized during the second quarter of 2010, and $1.2 million during the second quarter of 2009, income from operations for the quarter ended June 30, 2010, decreased 1% to $5.5 million from $5.6 million adjusted income from operations during the second quarter of 2009. Adjusted net income for the quarter ended June 30, 2010, decreased 4% to $3.2 million, as compared to an adjusted 2009 net income of $3.4 million, adjusted also for DOJ inquiry expenses incurred during the same quarter of 2009. Adjusted diluted earnings per share for the second quarter of 2010 decreased to $0.25 as compared to adjusted diluted earnings per share of $0.26 for the second quarter of 2009. Excluding the impact of the pre-tax expenses of $579,000 for the DOJ inquiry recognized during the first six months of 2010, and $2.6 million during the first six months of 2009, income from operations for the six months ended June 30, 2010, increased 2% to $11.3 million from $11.1 million adjusted income from operations during the same six months of 2009. Adjusted net income for the six months ended June 30, 2010, decreased 1% to $6.6 million, as compared to an adjusted 2009 net income of $6.7 million, adjusted also for DOJ inquiry expenses incurred during the same period of 2009. Adjusted diluted earnings per share for 2010 decreased to $0.51 as compared to adjusted diluted earnings per share of $0.52 for the first six months of 2009.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income from operations	$5,145	$4,386	$10,764	$8,471
DOJ inquiry expenses, pre-tax	379	1,209	579	2,600

Adjusted income from operations - excluding DOJ related expenses	$5,524	$5,595	$11,343	$11,071

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Income	$2,992	$2,628	$6,273	$5,093
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	379	1,209	579	2,600
Income tax benefit	(140)	(459)	(214)	(988)

Adjustments, net of tax	239	750	365	1,612

Adjusted net income - excluding DOJ related expenses	$3,231	$3,378	$6,638	$6,705

Diluted earnings per share	$0.23	$0.20	$0.48	$0.40
Adjustment of DOJ related expenses, net	0.02	0.06	0.03	0.12

Adjusted diluted earnings per share	$0.25	$0.26	$0.51	$0.52

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At June 30, 2010, we had working capital of $78.1 million, an increase of 6% from $73.7 million at the end of 2009. Working capital in 2010 increased primarily as a result of our sales growth with the associated increased accounts receivable as well as our inventory build associated with the increased demand. Partially offsetting the increase in working capital was a decrease due to increased accounts payable related to our inventory growth. We experienced increases overall in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $3.8 million in the six months ended June 30, 2010, as compared to net cash from operations of $9.4 million during the six months ended June 30, 2009. A primary contributor to this change related to increases in our accounts receivable and inventory outpacing our increases in accounts payable during the first six months of 2010 as compared to the first six months of 2009 as a result of inventory build-up related to new product lines and geographic expansion. Our allowance for doubtful accounts and sales returns increased to $1.6 million at June 30, 2010 from $835,000 at December 31, 2009, principally as a result of an estimated sales return, net of cost of goods sold, of $775,000 related to the nonrenewal of our agreement with our Spanish independent distributor. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 67 for the six months ended June 30, 2010, up from a ratio of 66 for the six months ended June 30, 2009, as a result of the expansion of our sales. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth. Inventory used cash of $8.6 million during the six months ended June 30, 2010, compared to net cash used of $600,000 during the same period ended June 30, 2009. The increase in accounts payable and income tax payable for the six months ended June 30, 2010 provided aggregate net cash of $7.2 million, in contrast to net cash used of $1.8 million for the six months ended June 30, 2009.

Investing Activities - Investing activities used net cash of $16.6 million in the six months ended June 30, 2010, as compared to $9.0 million in the six months ended June 30, 2009. The increase was due to our net cash outlay of $6.2 million for our business combinations discussed below, $9.7 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion, and $739,000 for purchases of product licenses, patents, and trademarks during the period ended June 30, 2010 as opposed to activity during the same period of 2009 resulting in cash outlay of $8.0 million for purchases of surgical instrumentation and manufacturing equipment, and $651,000 for purchases of product licenses, patents, and trademarks.

Acquisition of Brighton Partners

Effective May 24, 2010, we completed the 100% acquisition of our supplier, Brighton Partners, Inc, the sole source supplier for our direct compression molded (DCM) polyethylene bearings for our Optetrak® knee system. We acquired inventory of $167,000 and equipment of $270,000, and assumed $24,000 in current liabilities. Our purchase price at closing was $5.5 million dollars in cash, paid to the shareholders of Brighton in exchange for their shares of common stock in Brighton. We financed the acquisition through our existing line of credit. We acquired cash of approximately $42,000. Accounts payable to Brighton Partners related to our supplier relationship, of $99,000, was eliminated at acquisition.

The acquisition of Brighton was accomplished to obtain the technology of the DCM process and to better control the supply of the product. The DCM technology and the resulting bearings are unique and critical to our Optetrak knee system. The DCM process and manufacturing technology is a closely held trade secret, and studies have shown that the product is more durable than other technology available in the market today.

We accounted for the acquisition as a business combination in accordance with accounting standards codification issued by the FASB. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the acquisition of Brighton is not final, however, we have preliminarily assessed the acquired assets and assumed liabilities at their estimated fair value based on the highest and best use. We have provisionally identified and recognized an intangible asset for the technology process, which management has determined to be the principal asset acquired. We have recognized a net deferred tax liability related to the differences in the tax treatment of the acquired assets. We have hired an independent valuation firm to assist management in determining the final appraisal values of the identifiable assets, however, this valuation has not been completed as of the filing date.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of May 2010 (in thousands):

Total
Consideration:
Cash	$5,500
Accounts payable from Exactech at closing	(99)

$5,401

Acquisition related expenses – included in general and administrative expenses in the condensed consolidated statement of income.	$52

Preliminary identifiable assets acquired and liabilities assumed
Current assets acquired	$209
Property and equipment acquired	270
Identifiable intangible assets	4,781
Current liabilities assumed	(24)
Deferred tax liability assumed	(1,883)

Total identifiable net assets	3,353
Goodwill	2,048

$5,401

Prior to acquisition, Brighton Partners was deemed to be 24% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive

Officer of the Company, and Betty Petty, Secretary of the Company, jointly owned 4.6% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owned 2.8% of Brighton Partners. Other executive officers of the Company owned less than 3% of Brighton Partners, Inc. No member of Exactech’s management had control over, or influenced the operations of, Brighton Partners.

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2009, 2008 and 2007, as compensation under the consulting agreement. The consulting agreement has continued post acquisition into 2010.

Acquisition of Germany Assets

During the first quarter of 2010, we established a distribution subsidiary in Germany, Exactech Deutschland, GmbH. Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We financed the acquisition through our existing line of credit.

The acquisition and establishment of a direct distribution subsidiary in Germany was accomplished to obtain a certain hip product line and to maintain access to a large European market with an established workforce and existing customers.

We accounted for the acquisition as a business combination in accordance with accounting standards codification issued by the FASB. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the German acquisition is preliminary, pending final valuation assessment of acquired assets based on the highest and best use. We have identified and recognized an intangible asset for the customer relationships acquired.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of April 2010 (in thousands):

Total
Consideration:
Cash	$556
Offset of accounts receivable from Tantum at closing	760

$1,316

Acquisition related expenses – included in general and administrative expenses in the condensed consolidated statement of income.	$62

Preliminary identifiable assets acquired and liabilities assumed
Current assets acquired	$101
Instrumentation acquired	327
Identifiable intangible assets	193

Total identifiable net assets	621
Goodwill	695

$1,316

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2009, we paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of June 30, 2010, the escrow funds are recorded at the translated amount of $356,000, based on the exchange rate as of the end of June of $1.22 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the six months ended June 30, 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $312,000, for a 2010 adjustment to goodwill of $251,000. As of June 30, 2010, we have recognized additional goodwill of $1,042,000 for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $455,000, for adjustment to goodwill of $587,000.

New Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.. (“Exactech Iberica”), where we will transition the sale of our products in the second half of 2010 from an independent distributor. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and are actively planning our distribution activities which will commence during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship will terminate during the third quarter of 2010. Subsequent to the termination date, we expect a return of product from the former distributor. As a result of this expected return, we reduced our first six months of the year reported net sales by $1.5 million, and recorded an additional sales return allowance of $775,000 against accounts receivable on the consolidated balance sheet.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2010, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $12.6 million in the six months ended June 30, 2010, as compared to $81,000 in net cash used for the six months ended June 30, 2009. In the first six months of 2010, we had net borrowings under our credit line of $12.3 million as compared to net repayments of $7,000 in the first six months of 2009. The 2010 net borrowings were used primarily for funding our acquisitions and for the inventory build for our new distributor subsidiaries. Our commercial debt facilities decreased by $594,000 as a result of repayments during the six months ended June 30, 2010, as compared to $630,000 in the first six months of 2009. Proceeds from the exercise of stock options provided cash of $808,000 in the six months ended June 30, 2010, as compared to $577,000 in the six months ended June 30, 2009, with the proceeds used to fund capital expenditures.

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement, with SunTrust Bank, a Georgia banking corporation, or SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. Administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of June 30, 2010, there was $20.1 million outstanding under the new revolving line of credit bearing an interest rate of 1.60%.

In September 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2010, there was $2.6 million outstanding under this loan bearing a variable rate of interest equal to 1.9%. In September 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2010, $740,000 was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At June 30, 2010, there was $2.5 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at June 30, 2010.

Other Commitments and Contingencies

At June 30, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.2 million and outstanding commitments for the purchase of capital equipment of $6.0 million. Purchases under our distribution agreements were $4.8 million during the six months ended June 30, 2010.

During the six months ended June 30, 2010, we recorded an additional contingent liability of $669,000 for a total recognized contingent liability of $942,000 based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $1.9 million for the tax period audited through June 30, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

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

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $3,000 for the remainder of 2010. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2010, and the weighted average interest rates are those experienced during the year to date ended June 30, 2010 (in thousands, except percentages):

	2010	2011	2012	2013	Thereafter	Total

Liabilities
Commercial construction loan at variable interest rate	$106	$210	$210	$210	$1,885	$2,621
Weighted average interest rate	1.8%

Commercial equipment loan at variable interest rate	297	443	—	—	—	740
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	196	413	441	471	935	2,456
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	20,139	—	20,139
Weighted average interest rate	1.5%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD). The functional currency of our subsidiary in the United Kingdom is the Pound Sterling (GBP). The functional currency of our French, Spanish, and German subsidiaries, France Medica, Exactech Iberica, and Exactech Deutschland, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the six months ended June 30, 2010, translation losses were $1,924,000, which were due to the fluctuation in exchange rates and the continued weakening of the EUR during the first half of 2010. During the six months ended June 30, 2009, translation losses were $562,000. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for the three month period of 2010 was $48,000, and foreign currency losses for the first six months of 2010 were $183,000, respectively, primarily due to the fluctuations of the EUR as compared to the U.S. dollar. Foreign currency transaction gains for the three and six months of 2009 were $41,000 and $8,000, respectively. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective during the six months ended June 30, 2010.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the six month periods ended June 30, 2010 and 2009, we recognized $579,000 and $2.6 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

Item 1A.  Risk Factors

Information about risk factors for the six months ended June 30, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and Reserved

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

Exactech, Inc.

Date: August 9, 2010	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: August 9, 2010	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer