Form 10-Q
period 2010-09-30
EXACTECH INC
filed 2010-11-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, $.01 par value	12,920,927

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30,	(audited) December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,482	$2,889
Accounts receivable, net of allowances of $2,196 and $835	34,489	33,753
Prepaid expenses and other assets, net	4,181	2,317
Income taxes receivable	578	389
Inventories – current	63,311	56,417
Deferred tax assets – current	1,315	1,703

Total current assets	106,356	97,468

PROPERTY AND EQUIPMENT:
Land	2,214	1,895
Machinery and equipment	26,596	24,322
Surgical instruments	56,780	43,713
Furniture and fixtures	3,548	3,051
Facilities	16,382	15,517
Projects in process	2,728	1,024

Total property and equipment	108,248	89,522
Accumulated depreciation	(42,935)	(37,150)

Net property and equipment	65,313	52,372

OTHER ASSETS:
Deferred financing and deposits, net	911	1,159
Non-current inventory	6,181	—
Product licenses and technology, net	12,635	6,225
Patents and trademarks, net	2,021	2,057
Customer relationships, net	2,144	1,928
Goodwill	13,064	9,811

Total other assets	36,956	21,180

TOTAL ASSETS	$208,625	$171,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,237	$9,306
Income taxes payable	—	525
Accrued expenses and other liabilities	11,813	11,370
Other current liabilities	1,280	1,354
Current portion of long-term debt	1,208	1,190

Total current liabilities	29,538	23,745

LONG-TERM LIABILITIES:
Deferred tax liabilities	4,389	1,989
Line of credit	28,237	7,794
Long-term debt, net of current portion	4,311	5,221
Other long-term liabilities	500	518

Total long-term liabilities	37,437	15,522

Total liabilities	66,975	39,267

SHAREHOLDERS’ EQUITY:
Common stock	129	128
Additional paid-in capital	56,007	53,475
Accumulated other comprehensive loss	(1,853)	(1,461)
Retained earnings	87,367	79,611

Total shareholders’ equity	141,650	131,753

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,625	$171,020

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2010	2009	2009	2010
NET SALES	$42,023	$42,363	$138,693	$128,969

COST OF GOODS SOLD	13,704	15,269	47,810	46,111

Gross profit	28,319	27,094	90,883	82,858

OPERATING EXPENSES:
Sales and marketing	15,711	13,267	46,914	40,942
General and administrative	3,850	4,353	12,427	13,899
Research and development	2,981	2,932	10,064	8,492
Depreciation and amortization	2,682	2,131	7,619	6,643

Total operating expenses	25,224	22,683	77,024	69,976

INCOME FROM OPERATIONS	3,095	4,411	13,859	12,882

OTHER INCOME (EXPENSE):
Interest income	1	1	3	11
Other income	23	17	60	31
Interest expense	(198)	(168)	(458)	(555)
Foreign currency exchange gain	852	128	669	136

Total other income (expense)	678	(22)	274	(377)

INCOME BEFORE INCOME TAXES	3,773	4,389	14,133	12,505

PROVISION FOR INCOME TAXES	2,290	1,649	6,377	4,672

NET INCOME	$1,483	$2,740	$7,756	$7,833

BASIC EARNINGS PER SHARE	$0.11	$0.21	$0.60	$0.61

DILUTED EARNINGS PER SHARE	$0.11	$0.21	$0.59	$0.61

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount
Balance, December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753
Exercise of stock options	60	1	542	—	—	543
Issuance of common stock for services	7	—	122	—	—	122
Issuance of common stock under the Employee Stock Purchase Plan	30	—	421	—	—	421
Compensation cost of stock options	—	—	1,349	—	—	1,349
Tax benefit from exercise of stock awards	—	—	98	—	—	98
Comprehensive Income:
Net income	—	—	—	7,756	—	7,756
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(26)	(26)
Change in currency translation	—	—	—	—	(366)	(366)

Other comprehensive loss						(392)

Comprehensive income						7,364

Balance, September 30, 2010	12,921	$129	$56,007	$87,367	$(1,853)	$141,650

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$7,756	$7,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	1,361	(99)
Inventory allowance	665	847
Depreciation and amortization	8,727	7,583
Restricted common stock issued for services	122	107
Compensation cost of stock awards	1,349	707
Tax benefit from exercise of stock options	98	12
Excess tax benefit from exercise of stock options	(98)	(12)
Loss on disposal of equipment	94	43
Foreign currency exchange gain	(669)	(136)
Deferred income taxes	893	941
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,801)	93
Prepaids and other assets	(1,976)	(1)
Inventories	(12,463)	1,831
Accounts payable	5,974	(1,147)
Income taxes payable/receivable	(701)	620
Accrued expense & other liabilities	(1,511)	1,124

Net cash provided by operating activities	6,820	20,346

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,724)	(12,781)
Purchase of spine assets	(2,578)	—
Proceeds from sale of property and equipment	3	—
Purchase of product licenses and designs	(1,077)	(1,335)
Purchase of patents and trademarks	(167)	(85)
Investment in escrow fund	—	(14)
Acquisition of subsidiary, net of cash acquired	(6,221)	(386)

Net cash used in investing activities	(27,764)	(14,601)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	20,443	(4,079)
Principal payments on debt	(892)	(2,322)
Debt issuance costs	(41)	(44)
Excess tax benefit from exercise of stock options	98	12
Proceeds from issuance of common stock	964	719

Net cash provided by (used in) financing activities	20,572	(5,714)

Effect of foreign currency translation on cash and cash equivalents	(35)	12

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(407)	43
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,889	3,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,482	$3,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$333	$507
Income taxes	7,006	3,346
Non-cash investing and financing activities:
Purchase price supplement payable	—	206
Estimated sales and use tax liability	976	—
Cash flow hedge (loss) gain, net of tax	(26)	57
spine assets purchase contingency payable	950	—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, and Exactech Iberica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Exactech Deutschland was consolidated beginning April 2010. Results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In February 2010, the Financial Accounting Standards Board, (FASB), issued changes to the guidance related to subsequent events to alleviate potential conflicts with current Securities and Exchange Commission (SEC) guidance. These changes remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. This guidance was effective immediately. The adoption of this guidance did not have a material impact on our financial condition and results of operations.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value at September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Interest Rate Swap	$267	$—	$267	$—

Total	$267	$—	$267	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended September 30, 2010, we have determined the interest rate swap to be effective.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended September 30, 2010 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2009	$1,042	$246	$7,553	$278	$692	$9,811
Acquired goodwill	2,606	379	—	134	184	3,303
Foreign currency translation effects	(23)	(3)	—	(6)	(18)	(50)

Balance as of September 30, 2010	$3,625	$622	$7,553	$406	$858	$13,064

The change in acquired goodwill was a result of additional supplement and guarantee liabilities due for the acquisition of France Medica and for the goodwill recognized with the acquisition in Germany and the Brighton Partners acquisition. See Note 7 – Acquisitions for further discussion on the change in acquired goodwill. We test goodwill for impairment annually as of 1st of October. Our impairment analysis during the fourth quarter of 2009 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at September 30, 2010 and December 31, 2009 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2010
Product licenses and technology	$14,549	$1,914	$12,635	11.6
Customer relationships	3,152	1,008	2,144	6.9
Patents and trademarks	4,102	2,081	2,021	13.0

Balance at December 31, 2009
Product licenses and technology	$7,736	$1,511	$6,225	9.1
Customer relationships	2,649	721	1,928	7.0
Patents and trademarks	3,913	1,856	2,057	13.3

5. FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We generally invoice and receive payment from international distributors in U.S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD).The functional currency of our subsidiary in the United Kingdom is the Pound Sterling (GBP). The functional currency of our French, Spanish, and German subsidiaries, France Medica, Exactech Iberica, and Exactech Deutschland, respectively, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine months ended September 30, 2010, translation losses were $366,000, which were due to the fluctuation in exchange rates and the weakened EUR during the first half of 2010. During the nine months ended September 30, 2009, translation losses were $310,000. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2009	$(136)	$(1,325)	$(1,461)
2010 Adjustments	(26)	(366)	(392)

Balance September 30, 2010	$(162)	$(1,691)	$(1,853)

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

6. INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory, Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and nine months ended September 30, 2010 were $686,000 and $665,000, respectively. Allowance charges for the three and nine months ended September 30, 2009 were $582,000 and $847,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of September 30, 2010, we determined that $6.2 million of inventory should be classified as non-current. As of December 31, 2009, we had no inventory classified as non-current.

The following table summarizes our classifications of inventory as of September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Raw materials	$16,724	$17,893
Work in process	1,317	821
Finished goods on hand	24,503	13,661
Finished goods loan/consigned	26,948	24,042

Inventory total	69,492	56,417
Non-current inventory	6,181	—

Current inventory	$63,311	$56,417

7. ACQUISITIONS AND DISTRIBUTION SUBSIDIARY START-UPS

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc. a leading developer of minimally invasive and motion preserving spinal surgery technologies. We also acquired the customer list related to the acquired products. We paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. See note 10 for further discussion on these contingencies. We paid closing fees of approximately $78,000.

Acquisition of Brighton Partners

Effective May 24, 2010, we completed the 100% acquisition of our supplier, Brighton Partners, Inc, the sole source supplier for our direct compression molded (DCM) polyethylene bearings for our Optetrak® knee system. We acquired inventory of $167,000 and equipment of $270,000, and assumed $24,000 in current liabilities. Our purchase price at closing was $5.5 million in cash, paid to the shareholders of Brighton in exchange for their shares of common stock in Brighton. We financed the acquisition through our existing line of credit. We acquired cash of approximately $42,000. Accounts payable to Brighton Partners related to our supplier relationship, of $99,000, was eliminated at acquisition.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the acquisition of Brighton is not final, however, we have preliminarily assessed the acquired assets and assumed liabilities at their estimated fair value based on the highest and best use. We have provisionally identified and recognized an intangible asset for the technology process, which management has determined to be the principal asset acquired. We have recognized a net deferred tax liability related to the differences in the tax treatment of the acquired assets. We have hired an independent valuation firm to assist management in determining the final appraisal values of the identifiable assets, however, this valuation has not been completed as of the filing date.

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

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. This agreement is terminable at will by either party. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2009, 2008 and 2007, as compensation under the consulting agreement. The consulting agreement has continued post acquisition into 2010.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the German acquisition is preliminary, pending final valuation assessment of acquired assets based on the highest and best use. We have identified and recognized an intangible asset for the customer relationships acquired.

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

$1,316

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2009, we paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of September 30, 2010, the escrow funds are recorded at the translated amount of $397,000, based on the exchange rate as of the end of September of $1.36 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the nine months ended September 30, 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $55,000, for a 2010 adjustment to goodwill of $508,000. As of September 30, 2010, we have recognized additional goodwill of $1,042,000 for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $198,000, for adjustment to goodwill of $844,000.

New Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.. (“Exactech Iberica”), with the intention of distributing our products directly in the second half of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we reduced our first nine months of the year reported net sales by $3.3 million, and recorded an additional sales return allowance of $1.4 million against accounts receivable on the consolidated balance sheet.

8. INCOME TAX

At December 31, 2009, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $30.2 million, some of which begin to expire in 2015. At September 30, 2010, these loss carry forwards of our subsidiaries totaled $33.6 million. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain.

In December 2009, we accrued a contingent liability of $3.5 million for the settlement of the inquiry by the U.S. Department of Justice, or DOJ, (see note 10 – Commitments and Contingencies for further discussion) in accordance with the FASB accounting guidance for contingencies. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. As of September 30, 2010, a deferred tax asset has been recognized for the amount that management believes will be deductible for income tax purposes.

On May 24, 2010, we acquired the stock of Brighton Partners, Inc. A deferred tax liability has been recorded to the extent that the fair market value of the company’s non-goodwill assets exceeds the corporation’s tax basis.

9. DEBT

Debt consists of the following at September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.76% as of September 30, 2010); proceeds used to finance expansion of current facility	$2,569	$2,725

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of September 30, 2010); proceeds used to finance equipment for production facility expansion	591	1,040

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,359	2,646

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.51% as of September 30, 2010). Proceeds used to fund working capital.	28,237	7,794

Total debt	33,756	14,205
Less current portion	(1,208)	(1,190)

	$32,548	$13,015

The following is a schedule of debt maturities as of September 30, 2010, for the years ended December 31:

2010	$300
2011	1,066
2012	651
2013	28,919
2014	713
Thereafter	2,107

$33,756

10. COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the ordinary course of conducting our business, we become involved in various other legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. Management believes that the ultimate liability, if any, with respect to these routine matters will not be material.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the nine month periods ended September 30, 2010 and 2009, we recognized $795,000 and $3.4 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. MBA seeks compensation for all benefits alleged to be owed by Exactech under the distribution agreement, alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that the termination was properly conducted, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Purchase Commitments

At September 30, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.8 million and outstanding commitments for the purchase of capital equipment of $5.3 million. Purchases under our distribution agreements were $7.1 million during the nine months ended September 30, 2010.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2010, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

During the nine months ended September 30, 2010, we recorded an additional contingent liability of $976,000 for a total recognized contingent liability of $1.2 million based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however, if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.1 million for the tax period audited through September 30, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 is due upon VertiFlex completing certain regulatory matters prior to the end of 2010. The second contingent consideration is for up to an additional $500,000 payable based on our achieving certain sales achievements during the six month period following the date of close. The range of contingent earn-out payment is $150,000 for the minimum US sales and $500,000 for the maximum sales goal. We have recorded $950,000 in contingencies payable based on our estimated probability of completing these contingency measures.

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

Total gross assets held outside the United States as of September 30, 2010, was $27.9 million. Included in these assets is $17.2 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
	(in thousands)
Three months ended September 30, 2010
Net sales	$15,619	$6,561	$6,343	$7,317	$6,183	$—	$42,023
Segment profit (loss)	2,151	117	287	1,590	(1,050)	678	3,773
Total assets, net	62,551	26,036	25,160	12,319	5,910	76,650	208,625
Capital expenditures	4,051	871	—	810	185	2,772	8,689
Depreciation and Amortization	1,178	439	240	180	69	976	3,082

2009
Net sales	$17,278	$6,794	$6,527	$5,510	$6,254	$—	$42,363
Segment profit (loss)	2,284	620	496	1,357	(346)	(22)	4,389
Total assets, net	41,659	24,574	19,244	9,154	8,015	69,614	172,260
Capital expenditures	2,233	698	50	379	372	1,867	5,599
Depreciation and Amortization	749	366	151	141	38	1,022	2,467

Nine months ended September 30, 2010
Net sales	$55,893	$20,509	$20,539	$21,478	$20,274	$—	$138,693
Segment profit (loss)	7,792	1,048	1,739	5,596	(2,316)	274	14,133
Total assets, net	62,551	26,036	25,160	12,319	5,910	76,650	208,625
Capital expenditures	8,891	2,366	9	1,443	402	6,657	19,768
Depreciation and Amortization	3,289	1,378	629	568	242	2,621	8,727

2009
Net sales	$54,706	$20,034	$20,471	$16,371	$17,387	$—	$128,969
Segment profit (loss)	6,999	1,319	1,666	4,007	(1,109)	(377)	12,505
Total assets, net	41,659	24,574	19,244	9,154	8,015	69,614	172,260
Capital expenditures	5,215	1,803	595	1,609	581	4,398	14,201
Depreciation and Amortization	2,492	1,306	509	442	167	2,667	7,583

Geographic distribution of sales is summarized in the following table (in thousands):

	2010	2009	% Inc (Decr)
Three months ended September 30,
Domestic sales	$31,868	$30,192	5.6
International sales	10,155	12,171	(16.6)

Total sales	$42,023	$42,363	(0.8)

	2010	2009	% Inc (Decr)
Nine months ended September 30,
Domestic sales	$97,481	$90,203	8.1
International sales	41,212	38,766	6.3

Total sales	$138,693	$128,969	7.5

12. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
Net income	$1,483			$2,740

Basic EPS:
Net income available to common shareholders	$1,483	12,908	$0.11	$2,740	12,788	$0.21

Effect of dilutive securities:
Stock options		141			134

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,483	13,049	$0.11	$2,740	12,922	$0.21

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Net income	$7,756			$7,833

Basic EPS:
Net income available to common shareholders	$7,756	12,879	$0.60	$7,833	12,758	$0.61

Effect of dilutive securities:
Stock options		202			116

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,756	13,081	$0.59	$7,833	12,874	$0.61

For the three months ended September 30, 2010, weighted average options to purchase 726,635 shares of common stock at exercise prices ranging from $15.89 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2009, weighted average options to purchase 426,010 shares of common stock at exercise prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the nine months ended September 30, 2010, weighted average options to purchase 448,236 shares of common stock at exercise prices ranging from $18.10 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2009, weighted average options to purchase 620,710 shares of common stock at prices ranging from $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented an incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 2, 2003, which we refer to as the 2003 Plan. The maximum number of common shares issuable under the 2003 Plan was 3,000,000 shares. On May 7, 2009, at our Annual Meeting of Shareholders, our shareholders approved a new comprehensive, consolidated incentive compensation plan, referred to as the 2009 Plan, which replaced the 2003 Plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 Plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of September 30, 2010, there were 370,647 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $1,349,000 and $707,000 and income tax benefit of $282,000 and $96,000 for the nine months ended September 30, 2010 and 2009, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $7,000 and $19,000, net of taxes, during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, total unrecognized compensation cost related to unvested awards was $1,284,000 and is expected to be recognized over a weighted-average period of 1.09 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2010 and changes during the nine months to date is presented below:

	2010
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,224,219	$14.58
Granted	327,060	17.25		—
Exercised	(60,384)	8.93		496
Forfeited or Expired	(14,966)	17.47

Outstanding – September 30	1,475,929	$15.37	3.72	$3,048

Exercisable – September 30	963,196	$14.72	3.09	$2,644

Weighted average fair value per share of options vested during the nine months		$6.55

Weighted average fair value per share of options granted during the nine months		$7.53

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 327,060 shares of stock options granted during the nine months ended September 30, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer. There were 142,579 shares of stock options granted during the nine months ended September 30, 2009.

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

Grant date	December 1, 2009	February 26, 2010	May 28, 2010	August 31, 2010
Aggregate shares of restricted stock granted	4,192	1,716	2,564	3,065
Grant date fair value	$67,000	$33,000	$44,000	$44,000
Weighted average fair value per share	$15.89	$19.39	$17.33	$14.51

During February 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $47,500, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, three of our outside directors chose to receive the restricted stock awards. The summary information of the restricted stock grants for the first nine months of 2009 is presented below:

Grant date	February 27, 2009	May 31, 2009	August 31, 2009
Aggregate shares of restricted stock granted	2,583	2,226	2,394
Grant date fair value	$36,000	$36,000	$36,000
Weighted average fair value per share	$13.78	$16.00	$14.88

All of the restricted stock awards in 2010 and 2009 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

Under the 1999 Employee Stock Purchase Plan, employees were allowed to purchase shares of the Company’s common stock at a fifteen percent (15%) discount via payroll deduction. There were 250,000 shares reserved for issuance under the plan, and no shares remaining available to purchase as of June 30, 2009. On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. The 2009 ESPP is significantly similar to our 1999 Employee Stock Purchase Plan, as it allows employees to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, and has four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of September 30, 2010, 99,674 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine months ended September 30,	2010	2009
Shares purchased	29,420	36,508
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	52%	62%
Risk free interest rates	3.7%	2.8%
Weighted average per share fair value	$4.65	$3.83

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

Overview of the Three and Nine Months Ended September 30, 2010

During the quarter ended September 30, 2010, sales decreased 1% to $42.0 million from $42.4 million in the comparable quarter ended September 30, 2009, as the orthopaedic market experienced lower growth in procedure volumes as compared to last year, and our international sales were negatively impacted by distribution transitions in Europe. Gross margins increased to 67.4% from 64.0% as a result of a larger mix of domestic sales where we generally experience higher margins. Operating expenses increased 11% from the quarter ended September 30, 2009, and as a percentage of sales, operating expenses increased to 60% during the third quarter of 2010 as compared to 54% for the same quarter in 2009. This increase, as a percentage of sales, was primarily due to additional expenses related to new product lines and international expansion, including our new distribution offices in Spain and Germany. The increase was partially offset by a reduction in compliance and legal costs to $216,000 from $845,000 in the third quarter 2009 as a result of lower costs associated with the Department of Justice, or DOJ, inquiry. Net income for the quarter ended September 30, 2010 decreased 46% and diluted earnings per share were $0.11 as compared to $0.21 last year.

During the nine months ended September 30, 2010, sales increased 8% to $138.7 million from $129.0 million in the comparable nine months ended September 30, 2009, as we continued to expand our business. Gross margins increased to 65.5% from 64.2% as a result of growth in our generally higher margin domestic sales. Operating expenses increased 10% from the nine months ended September 30, 2009, and as a percentage of sales, operating expenses increased to 56% during the first nine months of 2010 as compared to 54% for the same period in 2009. This increase, as a percentage of sales, was due to additional expenses related to our expansion projects, including our new distribution offices in

Spain and Germany. The increase was partially offset by a reduction in compliance and legal costs to $795,000 from $3.4 million in the first nine months of 2009 as a result of lower costs associated with the DOJ inquiry. Net income for the nine months ended September 30, 2010 decreased 1%, and diluted earnings per share were $0.59 as compared to $0.61 last year.

During the nine months ended September 30, 2010, we acquired $18.5 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $6.8 million for the nine months ended September 30, 2010 as compared to a net cash flow from operations of $20.3 million during the nine months ended September 30, 2009.

The following table includes the net sales and percentage of net sales for each of our product lines for the three and nine month periods ended September 30, 2010 and September 30, 2009:

	Sales by Product Line (dollars in thousands)
	Three Months Ended
	September 30, 2010		September 30, 2009		Change
Knee Products	$15,619	37.2%	$17,278	40.8%	(9.6)%
Hip Products	6,561	15.6	6,794	16.0	(3.4)
Biologics & Spine	6,343	15.1	6,527	15.4	(2.8)
Extremity	7,317	17.4	5,510	13.0	32.8
Other Products	6,183	14.7	6,254	14.8	(1.1)

Total	$42,023	100.0%	$42,363	100.0%	(0.8)%

	Nine Months Ended				Change
	September 30, 2010		September 30, 2009
Knee Products	$55,893	40.3%	$54,706	42.4%	2.2%
Hip Products	20,509	14.8	20,034	15.5	2.4
Biologics & Spine	20,539	14.8	20,471	15.9	0.3
Extremity	21,478	15.5	16,371	12.7	31.2
Other Products	20,274	14.6	17,387	13.5	16.6

Total	$138,693	100.0%	$128,969	100.0%	7.5%

The following table includes items from the unaudited Condensed Statements of Income for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2010 - 2009 Inc (decr)		% of Sales
	2010	2009	$	%	2010	2009
Net sales	$42,023	$42,363	(340)	(0.8)	100.0%	100.0%
Cost of goods sold	13,704	15,269	(1,565)	(10.2)	32.6	36.0

Gross profit	28,319	27,094	1,225	4.5	67.4	64.0

Operating expenses:
Sales and marketing	15,711	13,267	2,444	18.4	37.4	31.3
General and administrative	3,850	4,353	(503)	(11.6)	9.1	10.3
Research and development	2,981	2,932	49	1.7	7.1	6.9
Depreciation and amortization	2,682	2,131	551	25.9	6.4	5.1

Total operating expenses	25,224	22,683	2,541	11.2	60.0	53.6

Income from operations	3,095	4,411	(1,316)	(29.8)	7.4	10.4
Other income (expense), net	678	(22)	700	(3181.8)	1.6	—

Income before taxes	3,773	4,389	(616)	(14.0)	9.0	10.4
Provision for income taxes	2,290	1,649	641	38.9	5.5	3.9

Net income	$1,483	$2,740	(1,257)	(45.9)	3.5	6.5

	Nine Months Ended September 30,		2010 - 2009 Inc (decr)		% of Sales
	2010	2009	$	%	2010	2009
Net sales	$138,693	$128,969	9,724	7.5	100.0%	100.0%
Cost of goods sold	47,810	46,111	1,699	3.7	34.5	35.8

Gross profit	90,883	82,858	8,025	9.7	65.5	64.2

Operating expenses:
Sales and marketing	46,914	40,942	5,972	14.6	33.8	31.7
General and administrative	12,427	13,899	(1,472)	(10.6)	9.0	10.8
Research and development	10,064	8,492	1,572	18.5	7.3	6.6
Depreciation and amortization	7,619	6,643	976	14.7	5.4	5.1

Total operating expenses	77,024	69,976	7,048	10.1	55.5	54.2

Income from operations	13,859	12,882	977	7.6	10.0	10.0
Other income (expense), net	274	(377)	651	(172.7)	0.2	(0.3)

Income before taxes	14,133	12,505	1,628	13.0	10.2	9.7
Provision for income taxes	6,377	4,672	1,705	36.5	4.6	3.6

Net income	$7,756	$7,833	(77)	(1.0)	5.6	6.1

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Sales

For the quarter ended September 30, 2010, total sales decreased 1% to $42.0 million from $42.4 million in the comparable quarter ended September 30, 2009. Sales of knee implant products decreased 10% to $15.6 million for the quarter ended September 30, 2010 compared to $17.3 million for the quarter ended September 30, 2009, due to reduced sales in our international market as we transition our Spanish market to direct distribution operations. Hip implant sales of $6.6 million during the quarter ended September 30, 2010 were a decrease of 3% from the $6.8 million in sales during the quarter ended September 30, 2009. Sales from biologics and spine decreased 3% during the quarter ended September 30, 2010 to $6.3 million, down from $6.5 million in the comparable quarter in 2009. Sales of our extremity products were up 33% to $7.3 million as compared to $5.5 million for the same period in 2009, as we continue to gain increasing market share with our Equinoxe® reverse shoulder system. Sales of all other products decreased to $6.2 million as compared to $6.3 million in the same quarter last year. Domestically, total sales increased 6% to $31.9 million, or 76% of total sales, during the quarter ended September 30, 2010, up from $30.2 million, which represented 71% of total sales, in the comparable quarter last year. Internationally, total sales decreased 17% to $10.2 million, representing 24% of total sales, for the quarter ended September 30, 2010, as compared to $12.2 million, or 29% of total sales, for the same quarter in 2009.

For the nine months ended September 30, 2010, total sales increased 8% to $138.7 million from $129.0 million in the comparable nine months ended September 30, 2009. Sales of knee implant products increased 2% to $55.9 million for the nine months ended September 30, 2010 compared to $54.7 million for the nine months ended September 30, 2009, as we continued the introduction of our PS Logic™ knee system. Hip implant sales of $20.5 million during the nine months ended September 30, 2010 were an increase of 2% over the $20.0 million in sales during the nine months ended September 30, 2009. Sales from biologics and spine remained flat at $20.5 million for both of the comparable nine month periods ended September 30, 2010 and 2009. Sales of our extremity products were up 31% to $21.5 million as compared to $16.4 million for the same period in 2009, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $20.3 million as compared to $17.4 million in the same nine month period last year. Domestically, total sales increased 8% to $97.5 million, or 70% of total sales, during the nine months ended September 30, 2010, up from $90.2 million, which also represented 70% of total sales, in the comparable nine months last year. Internationally, total sales increased 6% to $41.2 million, representing 30% of total sales, for the nine months ended September 30, 2010, as compared to $38.8 million, which was 30% of total sales, for the same period in 2009.

Gross Profit

Gross profit increased 5% to $28.3 million in the quarter ended September 30, 2010 from $27.1 million in the quarter ended September 30, 2009. As a percentage of sales, gross profit increased to 67.4% during the quarter ended September 30, 2010 as compared to 64.0% in the quarter ended September 30, 2009, as a result of higher growth in our domestic market, which generally results in higher margin sales.

Gross profit increased 10% to $90.9 million in the nine months ended September 30, 2010 from $82.9 million in the nine months ended September 30, 2009. As a percentage of sales, gross profit increased to 65.5% during the nine months ended September 30, 2010 as compared to 64.2% in the nine month period ended September 30, 2009, as a result of growth in our domestic and internal international distributor markets, which generally results in higher margin sales as well as cost saving measures taken. Looking forward, we expect gross profit, as a percentage of sales, to be in the range of 65 to 68% for the fourth quarter of 2010.

Operating Expenses

Total operating expenses increased 11% to $25.2 million in the quarter ended September 30, 2010 from $22.7 million in the quarter ended September 30, 2009. As a percentage of sales, total operating expenses increased to 60% for the quarter ended September 30, 2010, as compared to 54% for the same period in 2009. The increase in operating expenses is principally due to increased selling expenses and increased expenses from our new distribution operations internationally. Total operating expenses increased 10% to $77.0 million in the nine months ended September 30, 2010 from $70.0 million in the nine months ended September 30, 2009. As a percentage of sales, total operating expenses increased to 56% for the nine months ended September 30, 2010, as compared to 54% for the same period in 2009. The increase in operating expenses, as a percentage of sales, is a result of increased expenditures for our European distribution activities and research and development activities. These expense increases were partially offset by a reduction to $795,000 in the first nine months of 2010 in compliance and legal costs related to the DOJ, inquiry compared to $3.4 million in related expenses incurred in the first nine months of 2009.

Sales and marketing expenses, the largest component of total operating expenses, increased 18% for the quarter ended September 30, 2010 to $15.7 million from $13.3 million in the same quarter last year, as we continue to expand our global marketing efforts. Sales and marketing expenses, as a percentage of sales increased to 37% for the quarter ended September 30, 2010, from 31% for the quarter ended September 30, 2009. Sales and marketing expenses increased 15% for the nine months ended September 30, 2010 to $46.9 million from $40.9 million in the same period last year. Sales and marketing expenses, as a percentage of sales, increased to 34% for the nine months ended September 30, 2010, from 32% for the nine months ended September 30, 2009, which is primarily due to our increases in expenditures from our expanding internal international distribution network. Looking forward, sales and marketing expenditures are expected to increase 20-30% for the fourth quarter of 2010.

General and administrative expenses decreased 12% to $3.9 million in the quarter ended September 30, 2010 from $4.4 million in the quarter ended September 30, 2009, which included the $845,000 in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended September 30, 2010, as compared to 10% in the quarter ended September 30, 2009. Excluding the DOJ expenses, general and administrative expenses increased slightly to 9% from 8% of sales for the third quarter of 2009. General and administrative expenses decreased 11% to $12.4 million in the nine months ended September 30, 2010 from $13.9 million in the nine months ended September 30, 2009, which included the additional $3.4 million in expenses related to the DOJ inquiry. As a percentage of sales, general and administrative expenses decreased to 9% for the nine months ended September 30, 2010, as compared to 11% in the nine months ended September 30, 2009. Excluding the DOJ expenses, general and administrative expenses were flat at 8% of sales for the nine month period for both years. General and administrative expenses for the fourth quarter of 2010 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of DOJ expenses.

Research and development expenses increased 2% for the quarter ended September 30, 2010 to $3.0 million from $2.9 million in the same quarter last year. Our increase in research and development expenses is primarily related to product development expenses related to knee system improvements, product line extensions in our extremities segment, and improvements in our surgical instrumentation. As a percentage of sales, research and development expenses remained at 7% for both periods in 2010 and 2009. Research and development expenses increased 19% for the nine months ended September 30, 2010 to $10.1 million from $8.5 million in the same period last year. As a percentage of sales, research and development expenses remained relatively flat at 7% for both nine month periods ended September 30, 2010 and 2009. We anticipate growth rates in research and development expenditures to continue as increases in product development and testing expenses throughout the remainder of the year are expected, with total expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 26% to $2.7 million during the quarter ended September 30, 2010 from $2.1 million in the quarter ended September 30, 2009, primarily as a result of continuing investment in our distribution operations and surgical instrumentation and the associated depreciation and amortization associated with the asset purchases that we have completed. As a percentage of sales, depreciation and amortization increased to 6% for the three months ended September 30, 2010 as compared to 5% during the same period in 2009. Depreciation and amortization increased 15% to $7.6 million during the nine months ended September 30, 2010 from $6.6 million in the nine months ended September 30, 2009, primarily as a result of continuing investment in our production and distribution operations and surgical instrumentation. As a percentage of sales, depreciation and amortization remained at 5% during each of the nine month periods ended September 30, 2010 and 2009. We placed $13.0 million of surgical instrumentation and $2.3 million of new manufacturing equipment in service during the first nine months of 2010.

Income from Operations

Our income from operations decreased 30% to $3.1 million, or 7% of sales in the quarter ended September 30, 2010 from $4.4 million, or 10% of sales in the quarter ended September 30, 2009, as a result of costs associated with our entry into new markets and certain international distribution channel changes. Our income from operations increased 8% to $13.9 million, or 10% of sales in the nine months ended September 30, 2010 from $12.9 million, or 10% of sales in the nine month period ended September 30, 2009.

Other Income and Expenses

We had other income, net of other expenses, of $678,000 during the quarter ended September 30, 2010, as compared to other expenses, net of other income of $22,000 in the quarter ended September 30, 2009, primarily due to gains on foreign currency transactions from the strengthened euro. We incurred net interest expense for the quarter ended September 30, 2010 of $197,000 as compared to $167,000 during the quarter ended September 30, 2009, due to our increased balance on our outstanding line of credit. We had other income, net of other expenses, of $274,000 during the nine months ended September 30, 2010, as compared to other expenses, net of other income of $377,000 in the nine months ended September 30, 2009, primarily due to gains related to foreign currency transactions during the first nine months of 2010. Contributing to the other income net of other expenses was net interest expense for the nine months ended September 30, 2010 of $455,000 as compared to $544,000 during the nine months ended September 30, 2009.

Taxes and Net Income

Income before provision for income taxes decreased 14% to $3.8 million in the quarter ended September 30, 2010 from $4.4 million in the quarter ended September 30, 2009. The effective tax rate, as a percentage of income before taxes, was 61% for the quarter ended September 30, 2010 and 38% for the quarter ended September 30 2009, primarily due to increased valuation allowances associated with the net operating losses of our foreign subsidiaries. As a result of the foregoing, we realized net income of $1.5 million in the quarter ended September 30, 2010, a decrease of 46% from $2.7 million in the quarter ended September 30, 2009. As a percentage of sales, net income decreased to 4% for the quarter ended September 30, 2010 from 6% for the same quarter of 2009. Earnings per share, on a diluted basis, decreased to $0.11 for quarter ended September 30, 2010, from $0.21 for the quarter ended September 30, 2009. Income before provision for income taxes increased 13% to $14.1 million in the nine months ended September 30, 2010 from $12.5 million in the nine months ended September 30, 2009. The effective tax rate, as a percentage of income before taxes, was 45% for the nine months ended September 30, 2010 and 37% for the nine months ended September 30 2009. We expect our effective tax rates to range from 39% to 41% for the fourth quarter of 2010, excluding the impact of a potential renewal of credit for increasing research activities. As a result of the foregoing, we realized net income of $7.8 million for each of the nine months ended September 30, 2010 and September 30, 2009. As a percentage of sales, net income remained at 6% for both nine month periods in 2010 and 2009. Earnings per share, on a diluted basis, decreased to $0.59 for nine months ended September 30, 2010, from $0.61 for the nine months ended September 30, 2009.

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

Excluding the impact of the pre-tax expenses of $216,000 for the DOJ inquiry recognized during the third quarter of 2010, and $845,000 during the third quarter of 2009, income from operations for the quarter ended September 30, 2010, decreased 37% to $3.3 million from $5.3 million adjusted income from operations during the third quarter of 2009. Adjusted net income for the quarter ended September 30, 2010, decreased 50% to $1.6 million, as compared to an adjusted 2009 net income of $3.3 million, adjusted also for DOJ inquiry expenses incurred during the same quarter of 2009. Adjusted diluted earnings per share for the third quarter of 2010 decreased to $0.12 as compared to adjusted diluted earnings per share of $0.25 for the third quarter of 2009. Excluding the impact of the pre-tax expenses of $795,000 for the DOJ inquiry recognized during the first nine months of 2010, and $3.4 million during the first nine months of 2009, income from operations for the nine months ended September 30, 2010, decreased 10% to $14.7 million from $16.3 million adjusted income from operations during the same nine months of 2009. Adjusted net income for the nine months ended September 30, 2010, decreased 17% to $8.3 million, as compared to an adjusted 2009 net income of $10.0 million, adjusted also for DOJ inquiry expenses incurred during the same period of 2009. Adjusted diluted earnings per share for 2010 decreased to $0.63 as compared to adjusted diluted earnings per share of $0.77 for the first nine months of 2009.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009
Income from operations	$3,095	$4,411	$13,859	$12,882
DOJ inquiry expenses, pre-tax	216	845	795	3,445

Adjusted income from operations – excluding DOJ related expenses	$3,311	$5,256	$14,654	$16,327

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009
Net Income	$1,483	$2,740	$7,756	$7,833
Adjustments for DOJ inquiry expenses:
DOJ inquiry expenses, pre-tax	216	845	795	3,445
Income tax benefit	(80)	(321)	(294)	(1,309)

Adjustments, net of tax	136	524	501	2,136

Adjusted net income - excluding DOJ related expenses	$1,619	$3,264	$8,257	$9,969

Diluted earnings per share	$0.11	$0.21	$0.59	$0.61
Adjustment of DOJ related expenses, net	0.01	0.04	0.04	0.16

Adjusted diluted earnings per share	$0.12	$0.25	$0.63	$0.77

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At September 30, 2010, we had working capital of $76.8 million, an increase of 4% from $73.7 million at the end of 2009. Working capital in 2010 increased primarily as a result of our inventory build associated with the distributorship expansion. Partially offsetting the increase in working capital was a decrease due to increased accounts payable related to the inventory growth. We experienced overall increases in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $6.8 million in the nine months ended September 30, 2010, as compared to net cash from operations of $20.3 million during the nine months ended September 30, 2009. A primary contributor to this change related to increases in inventory outpacing our increases in accounts payable during the first nine months of 2010 as compared to the first nine months of 2009 as a result of inventory build-up related to new product lines and geographic expansion. Our allowance for doubtful accounts and sales returns increased to $2.2 million at September 30, 2010 from $835,000 at December 31, 2009, principally as a result of an estimated sales return, net of cost of goods sold, of $1.4 million related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that the transitioning to direct sales outside the U.S. will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 66 for the nine months ended September 30, 2010, which is unchanged from the ratio for the nine months ended September 30, 2009. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth. Inventory used cash of $12.5 million during the nine months ended September 30, 2010, compared to providing net cash of $1.8 million during the same period ended September 30, 2009. The increase in accounts payable for the nine months ended September 30, 2010 provided aggregate net cash of $6.0 million, in contrast to net cash used of $1.1 million for the nine months ended September 30, 2009.

Investing Activities - Investing activities used net cash of $27.8 million in the nine months ended September 30, 2010, as compared to $14.6 million in the nine months ended September 30, 2009. The increase was due to our net cash outlay of $6.2 million for our business combinations discussed below, $17.7 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion,

$2.6 million for a group asset purchase, and $1.2 million for purchases of product licenses, patents, and trademarks during the period ended September 30, 2010 as opposed to activity during the same period of 2009 resulting in cash outlay of $12.8 million for purchases of surgical instrumentation and manufacturing equipment, and $1.4 million for purchases of product licenses, patents, and trademarks.

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc. a leading developer of minimally invasive and motion preserving spinal surgery technologies. We also acquired the customer list related to the acquired products. We paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. See note 10 for further discussion on these contingencies. As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 is due upon VertiFlex completing certain regulatory matters prior to the end of the year. The second contingent consideration is for up to an additional $500,000 payable based on our achieving certain sales achievements during the six month period following the date of close. The range of contingent earn-out payment is $150,000 for the minimum US sales and $500,000 for the maximum sales goal. We have recorded $950,000 in contingencies payable based on our estimated probability of completing these contingency measures. We paid closing fees of approximately $78,000.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the acquisition of Brighton is not final, however, we have preliminarily assessed the acquired assets and assumed liabilities at their estimated fair value based on the highest and best use. We have provisionally identified and recognized an intangible asset for the technology process, which management has determined to be the principal asset acquired. We have recognized a net deferred tax liability related to the differences in the tax treatment of the acquired assets. We have hired an independent valuation firm to assist management in determining the final appraisal values of the identifiable assets, however, this valuation has not been completed as of the filing date.

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

$5,401

Prior to acquisition, Brighton Partners was deemed to be 24% beneficially owned by Albert H. Burstein, Ph.D., a director of the Company. Additionally, William Petty, Chairman of the Board and Chief Executive Officer of the Company, and Betty Petty, Secretary of the Company, jointly owned 4.6% of Brighton Partners. Gary J. Miller, Executive Vice President of the Company, beneficially owned 2.8% of Brighton Partners. Other executive officers of the Company owned less than 3% of Brighton Partners, Inc.No member of Exactech’s management had control over, or influenced the operations of, Brighton Partners.

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. This agreement is terminable at will by either party. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2009, 2008 and 2007, as compensation under the consulting agreement. The consulting agreement has continued post acquisition into 2010.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. The accounting for the German acquisition is preliminary, pending final valuation assessment of acquired assets based on the highest and best use. We have identified and recognized an intangible asset for the customer relationships acquired.

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

$1,316

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2009, we paid the first installment of the guarantee from the escrow funds for a total of $234,000. As of September 30, 2010, the escrow funds are recorded at the translated amount of $397,000, based on the exchange rate as of the end of September of $1.36 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During the nine months ended September 30, 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $55,000, for a 2010 adjustment to goodwill of $508,000. As of September 30, 2010, we have recognized additional goodwill of $1,042,000 for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $198,000, for adjustment to goodwill of $844,000.

New Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.. (“Exactech Iberica”), with the intention of distributing our products directly in the second half of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we reduced our first nine months of the year reported net sales by $3.3 million, and recorded an additional sales return allowance of $1.4 million against accounts receivable on the consolidated balance sheet.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2010, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $20.6 million in the nine months ended September 30, 2010, as compared to $5.7 million in net cash used for the nine months ended September 30, 2009. In the first nine months of 2010, we had net borrowings under our credit line of $20.4 million as compared to net repayments of $4.1 million in the first nine months of 2009. The 2010 net borrowings were used primarily for funding our acquisitions and for the inventory build for our new distribution subsidiaries. Our commercial debt facilities decreased by $892,000 as a result of repayments during the nine months ended September 30, 2010, as compared to $2.3 million, in the first nine months of 2009. Proceeds from the exercise of stock options provided cash of $964,000 in the nine months ended September 30, 2010, as compared to $719,000 in the nine months ended September 30, 2009, with the proceeds used to fund capital expenditures.

Long-term Debt

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement, with SunTrust Bank, a Georgia banking corporation, or SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement is composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement is a swingline note for $3 million, whereby excess bank account cash balance is swept into the swingline to reduce the outstanding balance. Interest on the notes consist of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25% to 2.00%, based on a ratio of funded debt to EBITDA. The Credit Agreement has a five year term and the lending commitments under it terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The obligations under the Credit Agreement have been guaranteed by the domestic subsidiaries of the Company under the terms of a subsidiary guarantee and are secured by a security interest granted in all of the assets of the Company to the lenders party to the Credit Agreement. The outstanding balance under the Credit Agreement may be prepaid at any time without premiums or penalties. Upon an event of default the commitment will be terminated, all principal and interest will be payable immediately and begin to accrue interest at a default rate equal to the applicable rate in effect plus five percentage points. The

Credit Agreement includes certain covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, engage in certain investments, effect certain mergers, declare or pay dividends, effect certain sales of assets, or engage in certain transactions with affiliates, sale and leaseback transactions, hedging agreements, or capital expenditures. Additionally, there are restrictions against us using the proceeds borrowed under this facility for funding our foreign subsidiaries unless such foreign subsidiaries are included in the facility by virtue of execution of a subsidiary guarantee or pledge of the capital stock of such foreign subsidiary. We believe we are in compliance with these restrictions. We are also subject to several financial covenants regarding the ratio of its debt to EBITDA and fixed charge coverage ratio. Administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of September 30, 2010, there was $28.2 million outstanding under the new revolving line of credit bearing an interest rate of 1.5%.

In September 2002, Exactech entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2010, there was $2.6 million outstanding under this loan bearing a variable rate of interest equal to 1.8%. In September 2005, Exactech entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At September 30, 2010, $591,000 was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At September 30, 2010, there was $2.4 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at September 30, 2010.

Other Commitments and Contingencies

At September 30, 2010, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.8 million and outstanding commitments for the purchase of capital equipment of $5.3 million. Purchases under our distribution agreements were $7.1 million during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we recorded an additional contingent liability of $976,000 for a total recognized contingent liability of $1.2 million based on the estimated weighted probability of the outcome of an unasserted claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which management anticipates will be assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management intends to challenge the anticipated assessment; however, there can be no assurances that we will ultimately prevail in our anticipated challenge against the potential assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.1 million for the tax period audited through September 30, 2010. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

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

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $2,000 for the remainder of 2010. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2010, and the weighted average interest rates are those experienced during the year to date ended September 30, 2010 (in thousands, except percentages):

	2010	2011	2012	2013	Thereafter	Total
Liabilities
Commercial construction loan at variable interest rate	$54	$210	$210	$210	$1,885	$2,569
Weighted average interest rate	1.8%

Commercial equipment loan at variable interest rate	148	443	—	—	—	591
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	99	413	441	471	935	2,359
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	—	28,237	—	28,237
Weighted average interest rate	1.5%

We generally invoice and receive payment from international distributors in U. S. dollars and are not subject to significant risk associated with international currency exchange rates on accounts receivable. The functional currency of our Chinese subsidiary, Exactech Asia, is the Chinese Yuan Renminbi (CNY). The functional currency of our Japanese subsidiary, Exactech Japan, is the Japanese Yen (JPY). The functional currency of our Taiwanese subsidiary, Exactech Taiwan, is the Taiwanese Dollar (TWD). The functional currency of our subsidiary in the United Kingdom is the Pound Sterling (GBP). The functional currency of our French, Spanish, and German subsidiaries, France Medica, Exactech Iberica, and Exactech Deutschland, is the Euro (EUR). Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. During the nine months ended September 30, 2010, translation losses were $366,000, which were due to the fluctuation in exchange rates and the weakened EUR during the first half of 2010. During the nine months ended September 30, 2009, translation losses were $310,000. We may experience translation gains and losses during the year ending December 31, 2010; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. Foreign currency transaction gains for the three month period of 2010 was $852,000, and foreign currency gains for the first nine months of 2010 were $669,000, respectively, primarily due to the fluctuations of the EUR as compared to the U.S. dollar. Foreign currency transaction gains for the three and nine months of 2009 were $128,000 and $136,000, respectively. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2010, we did not have any accruals for product liability claims. At December 31, 2009, we had $160,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the ordinary course of conducting our business, we become involved in various other legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. Management believes that the ultimate liability, if any, with respect to these routine matters will not be material.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

In December 2007, we received a grand jury subpoena from the U.S. Attorney for the District of New Jersey requesting documents dating from January 1, 1998 to the present related to consulting and professional service agreements between Exactech and orthopaedic surgeons and other medical professionals. We believe the subpoena relates to an investigation the DOJ is conducting with respect to the use of such agreements and arrangements by orthopedic implant manufacturers and distributors. We continue to cooperate fully with the DOJ request and cannot estimate what, if any, future financial impact this inquiry and its ultimate resolution may have on our financial position, operating results or cash flows. For the nine month periods ended September 30, 2010 and 2009, we recognized $795,000 and $3.4 million in expenses related to this inquiry and the management of our enhanced Health Care Professional, or HCP, Compliance Program. In December 2009, we recognized an estimated settlement and related costs of $3.5 million although no definitive settlement has been reached. Although we have not executed a definitive agreement, management concluded that the requirements in the guidance for recognizing a contingency were met in that the amount is reasonably estimable, and the existence of a contingent liability is probable. However, we cannot estimate what the final financial impact of this inquiry and its ultimate resolution, including a final settlement amount, may have on our financial position, operating results or cash flows.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. MBA seeks compensation for all benefits alleged to be owed by Exactech under the distribution agreement, alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that the termination was properly conducted, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Item 1A.	Risk Factors

Information about risk factors for the nine months ended September 30, 2010, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

10.1	Amended employment agreement between the Company and Dr. Miller.

10.2	Description of oral consulting agreement between the Company and Dr. Albert Burstein.

10.3	Stock Purchase Agreement, dated May 24, 2010, by and among the Company and the Stockholders of Brighton Partners, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: November 8, 2010	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: November 8, 2010	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer