Form 10-Q
period 2011-03-31
EXACTECH INC
filed 2011-05-10
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, $.01 par value	13,079,728

EXACTECH, INC.

INDEX

		Page Number

PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	2

	Condensed Consolidated Statements of Income (unaudited) for the Three Month Periods Ended March 31, 2011 and March 31, 2010	3

	Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited) for the Three Month Period Ended March 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2011 and March 31, 2010	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three Month Periods Ended March 31, 2011 and March 31, 2010	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	(unaudited) March 31,	(audited) December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,772	$3,935
Accounts receivable, net of allowances of $3,088 and $2,751	42,785	39,796
Prepaid expenses and other assets, net	5,723	3,384
Income taxes receivable	1,584	1,544
Inventories - current	63,781	61,602
Deferred tax assets – current	2,496	2,278

Total current assets	121,141	112,539

PROPERTY AND EQUIPMENT:
Land	2,217	2,210
Machinery and equipment	28,052	27,155
Surgical instruments	65,495	60,077
Furniture and fixtures	3,605	3,583
Facilities	16,604	16,365
Projects in process	3,883	3,669

Total property and equipment	119,856	113,059
Accumulated depreciation	(46,762)	(44,377)

Net property and equipment	73,094	68,682

OTHER ASSETS:
Deferred financing and deposits, net	918	881
Non-current inventories	10,005	9,191
Product licenses and designs, net	11,702	11,812
Patents and trademarks, net	1,869	1,938
Customer relationships, net	1,943	2,003
Goodwill	13,182	12,947

Total other assets	39,619	38,772

TOTAL ASSETS	$233,854	$219,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,000	$15,855
Income taxes payable	480	—
Accrued expenses and other liabilities	8,631	8,847
Other current liabilities	305	296
Current portion of long-term debt	924	1,066

Total current liabilities	28,340	26,064

LONG-TERM LIABILITIES:
Deferred tax liabilities	7,084	6,175
Line of credit	42,558	37,556
Long-term debt, net of current portion	3,994	4,153
Other long-term liabilities	589	629

Total long-term liabilities	54,225	48,513

Total liabilities	82,565	74,577

SHAREHOLDERS’ EQUITY:
Common stock	131	130
Additional paid-in capital	58,619	57,735
Accumulated other comprehensive loss	(508)	(2,525)
Retained earnings	93,047	90,076

Total shareholders’ equity	151,289	145,416

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233,854	$219,993

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2011	2010
NET SALES	$53,369	$49,100

COST OF GOODS SOLD	16,720	17,672

Gross profit	36,649	31,428

OPERATING EXPENSES:
Sales and marketing	20,106	15,348
General and administrative	5,666	4,418
Research and development	3,466	3,642
Depreciation and amortization	3,409	2,401

Total operating expenses	32,647	25,809

INCOME FROM OPERATIONS	4,002	5,619

OTHER INCOME (EXPENSE):
Interest income	1	1
Other income	23	17
Interest expense	(249)	(116)
Foreign currency exchange gain (loss)	505	(231)

Total other income (expense)	280	(329)

INCOME BEFORE INCOME TAXES	4,282	5,290

PROVISION FOR INCOME TAXES	1,311	2,009

NET INCOME	$2,971	$3,281

BASIC EARNINGS PER SHARE	$0.23	$0.26

DILUTED EARNINGS PER SHARE	$0.22	$0.25

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416
Exercise of stock options	18	1	168	—	—	169
Issuance of restricted common stock for services	4	—	75	—	—	75
Issuance of common stock under the Employee Stock Purchase Plan	9	—	137	—	—	137
Compensation cost of stock options	—	—	467	—	—	467
Tax benefit from exercise of stock awards	—	—	37	—	—	37
Comprehensive Income:
Net income	—	—	—	2,971	—	2,971
Change in fair value of cash flow hedge, net of tax	—	—	—	—	17	17
Change in currency translation	—	—	—	—	2,000	2,000

Other comprehensive income						2,017

Comprehensive income						4,988

Balance, March 31, 2011	13,059	131	58,619	93,047	(508)	151,289

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,971	$3,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	337	662
Inventory allowance	219	176
Depreciation and amortization	3,815	2,739
Restricted common stock issued for services	75	33
Compensation cost of stock awards	467	475
Tax benefit from exercise of stock options	37	102
Excess tax benefit from exercise of stock options	(37)	(102)
Loss on disposal of equipment	311	14
Foreign currency exchange (gain) loss	(505)	231
Deferred income taxes	664	(458)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,640)	(6,389)
Prepaids and other assets	(2,306)	(2,102)
Inventories	(2,505)	(3,311)
Accounts payable	2,369	5,112
Income taxes receivable/payable	433	1,666
Accrued expense & other liabilities	(170)	(243)

Net cash provided by operating activities	3,535	1,886

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,624)	(4,600)
Proceeds from sale of property and equipment	1	—
Purchase of product licenses and designs	(199)	(530)
Investment in patents and trademarks	—	(167)

Net cash used in investing activities	(7,822)	(5,297)

FINANCING ACTIVITIES:
Net borrowings on line of credit	5,002	3,092
Principal payments on debt	(301)	(298)
Debt issuance costs	(2)	(18)
Excess tax benefit from exercise of stock options	37	102
Proceeds from issuance of common stock	306	382

Net cash provided by financing activities	5,042	3,260

Effect of foreign currency translation on cash and cash equivalents	82	(68)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	837	(219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,935	2,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,772	$2,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$230	$88
Income taxes	157	666
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	17	(5)
Purchase price supplement payable	—	207
Estimated sales and use tax liability	79	656

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2010 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, Exactech Deutschland, and Exactech Iberica are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

There were no recent accounting pronouncements during the period that we believe would have a material impact on our financial condition and results of operations.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$192	$—	$192	$—

Total	$192	$—	$192	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended March 31, 2011, we have determined the interest rate swap to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended March 31, 2011 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2010	$3,572	$601	$7,553	$393	$828	$12,947
Foreign currency translation effects	107	41	—	27	60	235

Balance as of March 31, 2011	$3,679	$642	$7,553	$420	$888	$13,182

We test goodwill for impairment annually as of 1st of October. Our impairment analysis during the fourth quarter of 2010 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at March 31, 2011 and December 31, 2010 (in thousands):

	Accumulated	Accumulated	Accumulated	Accumulated

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2011
Product licenses and designs	$14,162	$2,460	$11,702	10.7
Customer relationships	3,194	1,251	1,943	7.0
Patents and trademarks	4,117	2,248	1,869	12.9

Balance at December 31, 2010
Product licenses and designs	$13,967	$2,155	$11,812	10.7
Customer relationships	3,109	1,106	2,003	7.0
Patents and trademarks	4,092	2,154	1,938	12.9

5.	FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the

Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the quarter ended March 31, 2011, translation gains were $2.0 million, which were primarily due to the strengthening of the EUR and GBP. During the quarter ended March 31, 2010, translation losses were $604,000, which were due to the weakening of the EUR. We may experience translation gains and losses during the year ending December 31, 2011; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income. We recognized currency transaction gains of $505,000 for the quarter ended March 31, 2011 and currency transaction losses of $231,000 for the quarter ended March 31, 2010.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Translation	Translation	Translation	Translation

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2010	$(134)	$(2,391)	$(2,525)
2011 Adjustments	17	2,000	2,017

Balance March 31, 2011	$(117)	$(391)	$(508)

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

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2011 and 2010 were $219,000 and $176,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of March 31, 2011, we determined that $10.0 million of inventory should be classified as non-current. As of December 31, 2010, we determined that $9.2 million of inventory should be classified as non-current.

The following table summarizes our classifications of inventory as of March 31, 2011 and December 31, 2010 (in thousands):

	2011	2010
Raw materials	$16,716	$17,180
Work in process	1,136	1,192
Finished goods on hand	25,581	24,268
Finished goods on loan/consignment	30,353	28,153

Inventory total	73,786	70,793
Non-current inventories	10,005	9,191

Inventories, current	$63,781	$61,602

7.	ACQUISITION AND DISTRIBUTION SUBSIDIARY START-UPS

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc., a leading developer of minimally invasive and motion preserving spinal surgery technologies. The VertiFlex products were acquired to enhance our current product offering for minimally invasive spinal surgery procedures. We also acquired the customer list related to the acquired products. We initially paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 was paid upon VertiFlex completing certain regulatory matters prior to the end of 2010. The second contingent consideration was for an additional payable based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum US sales and $500,000 for the maximum sales goal. During March 2011, we paid $250,000 in settlement of that contingency, of which, in December 2010 we had $300,000 in contingencies payable recorded based on our estimated probability of completing the earn-out contingency measures. We paid closing fees of approximately $78,000.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. We have assessed the acquired assets and assumed liabilities at their estimated fair values based on the highest and best use. We identified and recognized an intangible asset for the technology process valued at $4.8 million, which management has determined to be the principal asset acquired. We recognized a $1.9 million net deferred tax liability related to the differences in the tax treatment of the acquired assets. An independent valuation firm was used to assist management in determining the final appraisal values of the identifiable assets. We recognized $2.0 million in goodwill.

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

Acquisition of Germany Assets

During the first quarter of 2010, we established a distribution subsidiary in Germany, Exactech Deutschland, GmbH. Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We assumed tangible assets of $428,000, an intangible customer relationship of $193,000, and goodwill of $695,000. We financed the acquisition through our existing line of credit. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2010 and 2009, we paid the first two installments of the guarantee from the escrow funds for $356,000 and $234,000, respectively. As of March 31, 2011, the escrow funds are recorded at the translated amount of $412,000, based on the exchange rate as of the end of March of

$1.41 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $147,000, for a 2010 adjustment to goodwill of $416,000. As of March 31, 2011, we have recognized additional goodwill of $1.0 million for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $106,000, for adjustment to goodwill of $936,000.

New International Operations Center

Exactech International Operations

During 2010, we established an international sales office in Switzerland, to manage the international sales and marketing efforts for our foreign subsidiaries. In January 2011, we renamed our international sales office to Exactech International Operations, AG (“EIO”), and relocated the office to Bern, Switzerland, as part of our realignment of our foreign subsidiaries and operations. The equity ownership of our foreign subsidiaries, with the exception of our Chinese operations, was transferred to EIO. EIO also acquired certain licenses to our intangibles to allow the use of our intellectual property outside the U.S. These actions have been undertaken to streamline and consolidate our international operations with the expectation of achieving improved customer service, cost savings, and international tax efficiency.

Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.. (“Exactech Iberica”), and commenced distributing our products directly in the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of $1.4 million recorded against accounts receivable for this distributor on the consolidated balance sheet.

8.    INCOME TAX

At December 31, 2010, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $34.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2010; however, a valuation allowance of $4.6 million was charged against this deferred tax asset assuming these losses will not be fully realized. At March 31, 2011, these loss carry forwards totaled $36.1 million, and the deferred tax asset associated with these losses was $9.7 million with a valuation allowance of $4.6 million charged against this deferred tax asset assuming these losses will not be fully realized.

9.    DEBT

Debt consists of the following at March 31, 2011 and December 31, 2010 (in thousands):

	2011	2010
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.75% as of March 31, 2011); proceeds used to finance expansion of current facility	$2,463	$2,515

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of March 31, 2011); proceeds used to finance equipment for production facility expansion	294	443

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,161	2,261

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (2.61% for the accordion portion and 1.76% for the remainder, as of March 31, 2011). Proceeds used to fund working capital.	42,558	37,556

Total debt	47,476	42,775
Less current portion	(924)	(1,066)

	$46,552	$41,709

The following is a schedule of debt maturities as of March 31, 2011, for the years ended December 31:

2011	$764
2012	651
2013	43,239
2014	713
2015	642
Thereafter	1,467

$47,476

10.    COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2011, we had $40,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed injunctive relief as requested by MBA in Complaint 2. Both complaints are currently working through the legal proceedings process. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that our termination of the distribution agreement with MBA was proper, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Purchase Commitments

At March 31, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.8 million and outstanding commitments for the purchase of capital equipment of $5.4 million. Purchases under our distribution agreements were $2.6 million during the three months ended March 31, 2011.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2011, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As part of the acquisition agreement with France Medica, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. The funds withheld under these guarantees are in escrow and are being distributed in three annual installments, less any deductions for damages. Amounts paid out under these contingencies will be recognized when they are determinable with certainty. See Note 7 for further discussion on the France Medica acquisition and the related contingencies.

As of March 31, 2011, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.6 million for the tax period audited through March 31, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., we had a contingent consideration based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum US sales and $500,000 for the maximum sales goal. At December 31, 2010 we had recorded $300,000 in contingencies payable based on our estimated probability of completing the earn-out contingency measures, and paid $250,000 for a final earn-out payment during March 2011.

11.	SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Total gross assets held outside the United States as of March 31, 2011, was $29.9 million. Included in these assets is $19.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

	Corporate	Corporate	Corporate	Corporate	Corporate	Corporate	Corporate

Three Months ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total

2011

Net sales	$21,338	$8,012	$7,045	$9,439	$7,535	$—	$53,369
Segment profit (loss)	2,183	773	29	1,734	(717)	280	4,282
Total assets, net	66,259	29,925	19,318	14,620	9,611	94,121	233,854
Capital expenditures	2,831	1,230	1,036	832	464	1,509	7,902
Depreciation and Amortization	1,507	508	357	254	110	1,079	3,815

2010

Net sales	$20,898	$6,628	$7,355	$7,079	$7,140	$—	$49,100
Segment profit (loss)	2,978	387	748	2,146	(640)	(329)	5,290
Total assets, net	42,991	23,816	19,096	9,884	7,851	80,346	183,984
Capital expenditures	1,970	736	9	195	70	2,973	5,953
Depreciation and Amortization	971	439	230	175	78	846	2,739

For the quarter ended March 31, 2010, our distributor in Spain accounted for approximately 9% of our sales. During January 2010, we notified this distributor of our intent not to renew our distribution agreement with them, effective the second half of 2010. During 2010, we established a direct distribution subsidiary in the region. Net sales for our subsidiary in Spain, were 9% of sales for the quarter ended March 31, 2011. Geographic distribution of our sales is summarized in the following table (in thousands):

Three months ended March 31,	2011	2010
Domestic sales	$34,979	$32,828
International sales	18,390	16,272

Total sales	$53,369	$49,100

12.   SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010

Net income	$2,971			$3,281

Basic EPS:
Net income available to common shareholders	$2,971	13,034	$0.23	$3,281	12,847	$0.26

Effect of dilutive securities:
Stock options		180			228

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,971	13,214	$0.22	$3,281	13,075	$0.25

For the three months ended March 31, 2011, weighted average options to purchase 485,635 shares of common stock at exercise prices ranging from $18.10 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2010, weighted average options to purchase 396,259 shares of common stock at exercise prices ranging from $18.60 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of March 31, 2011, there were 299,325 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $467,000 and $475,000 and income tax benefit of $121,000 and $79,000 for the three months ended March 31, 2011 and 2010, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $2,000 and $12,000, net of taxes, during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total unrecognized compensation cost related to unvested awards was $1.1 million and is expected to be recognized over a weighted-average period of 1.32 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2011 and changes during the quarter is presented below:

	Weighted Avg	Weighted Avg	Weighted Avg	Weighted Avg

	2011
	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Options
Outstanding – January 1	1,379,256	$15.79
Granted	73,200	18.95		–
Exercised	(17,467)	9.65		486
Forfeited or Expired	(8,577)	11.26

Outstanding – March 31	1,426,412	$16.05	3.63	$3,140

Exercisable – March 31	1,060,672	$15.69	3.20	$2,767

Weighted average fair value per share of options vested during the quarter		$6.89

Weighted average fair value per share of options granted during the quarter		$8.24

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 73,200 shares of stock options granted during the three months ended March 31, 2011. There were 319,592 shares of stock options granted during the three months ended March 31, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant. The summary information of the restricted stock grants for the first quarter of 2011 is presented below:

Grant date	March 4, 2011
Aggregate shares of restricted stock granted	4,044
Grant date fair value	$ 75,000
Weighted average fair value per share	$ 18.53

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

Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009 and the remaining two-thirds of the compensation was payable during 2010 in four equal quarterly grants, the first of which was granted on February 26, 2010. The summary information of the restricted stock grants, as of March 31, 2010, is presented below:

Grant date	December 1, 2009	February 26, 2010
Aggregate shares of restricted stock granted	4,192	1,716
Grant date fair value	$ 67,000	$ 33,000
Weighted average fair value per share	$ 15.89	$ 19.39

All of the restricted stock awards in 2011 and 2010 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of March 31, 2011, 82,712 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three months ended March 31,	2011	2010
Shares purchased	9,193	7,406
Dividend yield	–	–
Expected life	1 year	1 year
Expected volatility	40%	52%
Risk free interest rates	2.9%	3.7%
Weighted average per share fair value	$ 4.39	$ 4.34

Item  2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

Overview of the Three Months Ended March 31, 2011

During the quarter ended March 31, 2011, sales increased 9% to $53.4 million from $49.1 million in the comparable quarter ended March 31, 2010, as we continued to gain market share. Gross margins increased to 68.7% from 64.0% as a result of our transition to more direct sales distribution areas. Operating expenses increased 26% from the quarter ended March 31, 2010, and as a percentage of sales, operating expenses increased to 61% during the first quarter of 2011 as compared to 53% for the same quarter in 2010. This increase, as a percentage of sales, was primarily due to increased operating expenses related to our new international direct distribution operations and increased compliance and legal costs of $1.3 million from $200,000 in first quarter 2010, related to the Deferred Prosecution Agreement, or DPA, entered into with the Department of Justice, or DOJ. Net income for the quarter ended March 31, 2011 decreased 9% and diluted earnings per share were $0.22 as compared to $0.25 last year.

During the three months ended March 31, 2011, we acquired $7.7 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $3.5 million for the three months ended March 31, 2011 as compared to a net cash flow from operations of $1.9 million during the three months ended March 31, 2010.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended March 31, 2011 and March 31, 2010:

Sales by Product Line ($ in 000’s)

	Three Months Ended				2011 - 2010 Inc (decr)
	March 31, 2011		March 31, 2010
Knee	$21,338	40.0%	$20,898	42.6%	2.1%
Hip	8,012	15.0	6,628	13.5	20.9
Biologics and Spine	7,045	13.2	7,355	15.0	(4.2)
Extremity	9,439	17.7	7,079	14.4	33.3
Other	7,535	14.1	7,140	14.5	5.5

Total	$53,369	100.0%	$49,100	100.0%	8.7%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	$53,369	$53,369	$53,369	$53,369	$53,369	$53,369	$53,369	$53,369
	Three Months Ended March 31,			2011 - 2010 Inc (decr)			% of Sales
	2011	2010		$	%		2011	2010
Net sales	$53,369	$49,100		4,269	8.7		100.0%	100.0%
Cost of goods sold	16,720	17,672		(952)	(5.4)		31.3	36.0
Gross profit	36,649	31,428		5,221	16.6		68.7	64.0

Operating expenses:
Sales and marketing	20,106	15,348		4,758	31.0		37.7	31.3
General and administrative	5,666	4,418		1,248	28.2		10.6	9.0
Research and development	3,466	3,642		(176)	(4.8)		6.5	7.4
Depreciation and amortization	3,409	2,401		1,008	42.0		6.4	4.9
Total operating expenses	32,647	25,809		6,838	26.5		61.2	52.6
Income from operations	4,002	5,619		(1,617)	(28.8)		7.5	11.4
Other income (expense), net	280	(329)		609	(185.1)		0.5	(0.6)
Income before taxes	4,282	5,290		(1,008)	(19.1)		8.0	10.8
Provision for income taxes	1,311	2,009		(698)	(34.7)		2.4	4.1
Net income	$2,971	$3,281		(310)	(9.4)		5.6	6.7

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales

For the quarter ended March 31, 2011, total sales increased 9% to $53.4 million from $49.1 million in the comparable quarter ended March 31, 2010. Sales of knee implant products increased 2% to $21.3 million for the quarter ended March 31, 2011 compared to $20.9 million for the quarter ended March 31, 2010, as we continued the introduction of our Logic PS™ knee system. Hip implant sales of $8.0 million during the quarter ended March 31, 2011 were an increase of 21% over the $6.6 million in sales during the quarter ended March 31, 2010, as we continued to experience market penetration with our Novation Element™ hip system. Sales from biologics and spine decreased 4% during the quarter ended March 31, 2011 to $7.0 million, from $7.4 million in the comparable quarter in 2010. Sales of our extremity products were up 33% to $9.4 million as compared to $7.1 million for the same period in 2010, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $7.5 million as compared to $7.1 million in the same quarter last year. Domestically, total sales increased 7% to $35.0 million, or 66% of total sales, during the quarter ended March 31, 2011, up from $32.8 million, which represented 67% of total sales, in the comparable quarter last year.

Internationally, total sales increased 13% to $18.4 million, representing 34% of total sales, for the quarter ended March 31, 2011, as compared to $16.3 million, which was 33% of total sales, for the same quarter in 2010.

Gross Profit

Gross profit increased 17% to $36.6 million in the quarter ended March 31, 2011 from $31.4 million in the quarter ended March 31, 2010. As a percentage of sales, gross profit increased to 68.7% during the quarter ended March 31, 2011 as compared to 64.0% in the quarter ended March 31, 2010. This increase was primarily a result of transition in our international business to direct operations which produce both higher gross margins and higher operating expenses as a percentage of sales. Looking forward, we expect gross profit, as a percentage of sales, to be 1-2% higher than prior year quarters on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 26% to $32.6 million in the quarter ended March 31, 2011 from $25.8 million in the quarter ended March 31, 2010. As a percentage of sales, total operating expenses increased to 61% for the quarter ended March 31, 2011, as compared to 53% for the same period in 2010. The increase in operating expenses, as a percentage of sales, is partially due to an increase to $1.3 million in compliance related to the DPA, compared to $200,000 in DOJ inquiry expenses incurred in the first quarter of 2010.

Sales and marketing expenses, the largest component of total operating expenses, increased 31% for the quarter ended March 31, 2011 to $20.1 million from $15.3 million in the same quarter last year primarily due to expenses related to our international direct operations and variable selling expenses. Sales and marketing expenses, as a percentage of sales increased to 38% for the quarter ended March 31, 2011, from 31% for the quarter ended March 31, 2010. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 38%.

General and administrative expenses increased 28% to $5.7 million in the quarter ended March 31, 2011 from $4.4 million in the quarter ended March 31, 2010 primarily due to the $1.3 million in compliance expenses. As a percentage of sales, general and administrative expenses increased to 11% for the quarter ended March 31, 2011, as compared to 9% in the quarter ended March 31, 2010. Excluding compliance expenses, General and administrative expenses decreased to 8% in 2011, from 9% as a percentage of sales for 2010. General and administrative expenses for the balance of the year ending December 31, 2011 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of compliance expenses.

Research and development expenses decreased 5% for the quarter ended March 31, 2011 to $3.5 million from $3.6 million in the same quarter last year. As a percentage of sales, research and development expenses decreased to 6.5% for the quarter ended March 31, 2011 from 7.4% for the comparable quarter last year. The decrease was due primarily to lower prototype costs. We anticipate growth in research and development expenditures to outpace sales growth as increases in product development and testing expenses throughout the remainder of the year are expected, with total expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 42% to $3.4 million during the quarter ended March 31, 2011 from $2.4 million in the quarter ended March 31, 2010, as a result of continuing investment in our international distribution operations and expanding surgical instrumentation deployment worldwide. We placed $6.2 million of surgical instrumentation and $874,000 of new manufacturing equipment in service during the quarter, and expended $163,000 in facility expansion. As a percentage of sales, depreciation and amortization increased to 6% during the three month period ended March 31, 2011 from 5% in the same period for 2010.

Income from Operations

Our income from operations decreased 29% to $4.0 million, or 8% of sales in the quarter ended March 31, 2011 from $5.6 million, or 11% of sales in the quarter ended March 31, 2010. Looking forward, we expect to continue to experience increases in compliance costs greater than sales growth and therefore we anticipate income from operations to be in the range of 8 - 11% for the remainder of 2011.

Other Income and Expenses

We had other income, net of other expenses, of $280,000 during the quarter ended March 31, 2011, as compared to other expenses net of other income of $329,000 in the quarter ended March 31, 2010, primarily due to gains related to foreign currency transactions during the first quarter of 2011 compared to the same quarter of 2010. We incurred net interest expense for the quarter ended March 31, 2011 of $248,000 as compared to $115,000 during the quarter ended March 31, 2010 due to increased utilization of our line of credit.

Taxes and Net Income

Income before provision for income taxes decreased 19% to $4.3 million in the quarter ended March 31, 2011 from $5.3 million in the quarter ended March 31, 2010. The effective tax rate, as a percentage of income before taxes, was 31% for the quarter ended March 31, 2011 and 38% for the quarter ended March 31, 2010. The decrease in the effective tax rate for the first quarter was primarily due to the tax impact of our international restructuring of our sales and marketing operations as well as the research and development tax credit that was effective in the first quarter of 2011 as opposed to having expired during the first quarter of 2010. We expect our effective tax rates to range from 33% to 35% for the balance of 2011. As a result of the foregoing, we realized net income of $3.0 million in the quarter ended March 31, 2011, a decrease of 9% from $3.3 million in the quarter ended March 31, 2010. As a percentage of sales, net income decreased to 6% for the quarter ended March 31, 2011 as compared to 7% for the same quarter in 2010. Earnings per share, on a diluted basis, decreased to $0.22 for quarter ended March 31, 2011, from $0.25 for the quarter ended March 31, 2010.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry in 2010 and the DPA related monitorship and enhanced Health Care Professional, or HCP, Compliance Program costs in 2011, less the tax effect of the charges. Because the DOJ inquiry and DPA related monitorship costs is a unique event, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating this unusual component included in GAAP financial measures.

Excluding the impact of the pre-tax expenses of $1.3 million and $200,000 for the management of our HCP, Compliance Program and other DOJ related expenses recognized during the first quarters of 2011 and 2010, respectively, income from operations for the quarter ended March 31, 2011, decreased 9% to $5.3 million from $5.8 million adjusted income from operations during the first quarter of 2010. Adjusted net income excluding the compliance costs for the quarter ended March 31, 2011, increased 10% to $3.8 million, as compared to an adjusted 2010 net income of $3.4 million for the first quarter of 2010. Adjusted diluted earnings per share for 2011 increased to $0.28 from $0.26 for 2010.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Period Ended March 31,
	2011	2010

Income from operations	$4,002	$5,619
HCP compliance expenses, pre-tax	1,265	200

Adjusted income from operations - excluding DOJ related expenses	$5,267	$5,819

	Period Ended March 31,
	2011	2010

Net Income	$2,971	$3,281
Adjustments for HCP compliance expenses:
HCP compliance expenses, pre-tax	1,265	200
Income tax benefit	(476)	(74)

Adjustments, net of tax	789	126

Adjusted net income - excluding HCP compliance expenses	$3,760	$3,407

Diluted earnings per share	$0.22	$0.25
Adjustment of HCP compliance expenses, net	0.06	0.01

Adjusted diluted earnings per share	$0.28	$0.26

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At March 31, 2011, we had working capital of $92.8 million, an increase of 7% from $86.5 million at the end of 2010. Working capital in 2011 increased primarily as a result of an increase in accounts receivable as well as our inventory build associated with the product line and market expansions. We experienced increases overall in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities, from stock purchases under the employee stock purchase plan and stock option exercises, will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $3.5 million in the three months ended March 31, 2011, as compared to net cash from operations of $1.9 million during the three months ended March 31, 2010. A primary contributor to this change related to lower increases in our inventory and accounts receivable offset partially by our decrease in accounts payable during the first quarter of 2011. Our allowance for doubtful accounts and sales returns increased to $3.1 million at March 31, 2011 from $2.8 million at December 31, 2010, principally as a result of an estimated sales return, net of cost of goods sold, of $1.4 million related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that the transitioning to direct sales outside the U.S. will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 70 for the three months ended March 31, 2011, up from a ratio of 67 for the three months ended March 31, 2010. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory was increased by $2.5 million during the first three months ended March 31, 2011, compared to an increase of

$3.3 million during the same period ended March 31, 2010. The increase in accounts payable and income tax payable for the three months ended March 31, 2011 provided aggregate net cash of $2.8 million, in contrast to net cash provided of $6.8 million for the three months ended March 31, 2010.

Investing Activities - Investing activities used net cash of $7.8 million in the three months ended March 31, 2011, as compared to $5.3 million in the three months ended March 31, 2010. The increase was due to our cash outlay of $7.6 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion, and $199,000 for purchases of product licenses during the period ended March 31, 2011 as opposed to activity during the same period of 2010 resulting in cash outlay of $4.6 million for purchases of surgical instrumentation and manufacturing equipment, and $697,000 for purchases of product licenses, patents and trademarks.

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc., a leading developer of minimally invasive and motion preserving spinal surgery technologies. The VertiFlex products were acquired to enhance our current product offering for minimally invasive spinal surgery procedures. We also acquired the customer list related to the acquired products. We initially paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 was paid upon VertiFlex completing certain regulatory matters prior to the end of 2010. The second contingent consideration was for an additional payable based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum US sales and $500,000 for the maximum sales goal. During March 2011, we paid $250,000 in settlement of that contingency, of which, in December 2010 we had $300,000 in contingencies payable recorded based on our estimated probability of completing the earn-out contingency measures. We paid closing fees of approximately $78,000.

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

We accounted for the acquisition under the Business Combinations topic of the Accounting Standards Codification. We have expensed acquisition related costs as incurred, as general and administrative expense. We have assessed the acquired assets and assumed liabilities at their estimated fair values based on the highest and best use. We identified and recognized an intangible asset for the technology process valued at $4.8 million, which management has determined to be the principal asset acquired. We recognized a $1.9 million net deferred tax liability related to the differences in the tax treatment of the acquired assets. An independent valuation firm was used to assist management in determining the final appraisal values of the identifiable assets. We recognized $2.0 million in goodwill.

Acquisition of Germany Assets

During the first quarter of 2010, we established a distribution subsidiary in Germany, Exactech Deutschland, GmbH. Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We assumed tangible assets of $428,000, an intangible customer relationship of $193,000, and goodwill of $695,000. We financed the acquisition through our existing line of credit. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements will be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2010 and 2009, we paid the first two installments of the guarantee from the escrow funds for $356,000 and $234,000, respectively. As of March 31, 2011, the escrow funds are recorded at the translated amount of $412,000, based on the exchange rate as of the end of March of $1.41 per 1.00 EUR. The remaining escrow fund is recorded as a long-term asset on our consolidated balance sheets, until the obligation to the former shareholder is determined beyond a reasonable doubt. Amounts paid out under these contingencies were added to the cost of acquisition when they were determinable with certainty.

During 2010, we recorded $563,000 for additional purchase price supplements and guarantee reimbursement payable, offset by a foreign currency translation effect of $147,000, for a 2010 adjustment to goodwill of $416,000. As of March 31, 2011, we have recognized additional goodwill of $1.0 million for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $106,000, for adjustment to goodwill of $936,000.

New International Operations Center – Exactech International Operations

During 2010, we established an international sales office in Switzerland, to manage the international sales and marketing efforts for our foreign subsidiaries. In January 2011, we renamed our international sales office to Exactech International Operations, AG (“EIO”), and relocated the office to Bern, Switzerland, as part of our realignment of our foreign subsidiaries and operations. The equity ownership of our foreign subsidiaries, with the exception of our Chinese operations, was transferred to EIO. EIO also acquired certain licenses to our intangibles to allow the use of our intellectual property outside the U.S. These actions have been undertaken to streamline and consolidate our international operations with the expectation of achieving improved customer service, cost savings, and international tax efficiency.

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”), and commenced distributing our products directly in the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During 2010 we obtained our import registration to allow Exactech Iberica to import our products for sale in Spain. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have recorded an additional sales return allowance of $1.4 million against accounts receivable on the consolidated balance sheet.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2011, we have paid approximately $1.5 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $5.0 million in the three months ended March 31, 2011, as compared to $3.3 million in net cash for the three months ended March 31, 2010. In the first three months of 2011, we had net borrowings under our credit line of $5.0 million as compared to net borrowings of $3.1 million in the first three months of 2010. Our commercial debt facilities decreased by $301,000 as a result of repayments during the three months ended March 31, 2011, as compared to $298,000 in the first three months of 2010. Proceeds from the exercise of stock options provided cash of $306,000 in the three months ended March 31, 2010, as compared to $382,000 in the three months ended March 31, 2010, with the proceeds used to fund capital expenditures.

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

On November 10, 2010, we entered into an amendment to the Credit Agreement. The amendment provides us with an accordion facility that permits us to increase the revolver commitment available by an amount up to $15 million, provided that aggregate commitments available under the Credit Agreement may not exceed $55 million. Interest on the accordion facility accrues at an applicable margin between 2.35% and 2.50% above the LIBOR rate at the time of exercising the accordion. Additionally, the amendment amends certain terms of the Credit Agreement in respect to the calculation of the fixed charge coverage ratio as well as covenants relating to the our ability to effect transactions involving our subsidiaries. We paid aggregate closing costs of $172,000 for the Credit Agreement and amendment, which we are expensing over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of March 31, 2011, there was $42.6 million outstanding under the revolving line of credit, of which $3.0 million bore an interest rate of 2.6%, and remaining balance bore an interest rate of 1.8%.

In September 2002, we entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At March 31, 2011, there was $2.5 million outstanding under this loan bearing a variable rate of interest equal to 1.8%. In September 2005, we entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At March 31, 2011, $0.3 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At March 31, 2011, there was $2.2 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at March 31, 2011.

Other Commitments and Contingencies

At March 31, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.8 million and outstanding commitments for the purchase of capital equipment of $5.4 million. Purchases under our distribution agreements were $2.6 million during the three months ended March 31, 2011.

As of March 31, 2011, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.6 million for the tax period audited through March 31, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., we had a contingent consideration based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum US sales and $500,000 for the maximum sales goal. At December 31, 2010 we had recorded $300,000 in contingencies payable based on our estimated probability of completing the earn-out contingency measures, and paid $250,000 for a final earn-out payment during March 2011.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the impact of the on-going DOJ inquiry, including the various legal fees and other compliance costs incurred as a result of the inquiry, the outcome of the State of Florida unasserted claim, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2010 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $7,000 for the remainder of 2011. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2011, and the weighted average interest rates are those experienced during the year to date ended March 31, 2011 (in thousands, except percentages):

	2011	2012	2013	2014	Thereafter	Total

Liabilities
Commercial construction loan at variable interest rate	$158	$210	$210	$210	$1,675	$2,463
Weighted average interest rate	1.8%

Commercial equipment loan at variable interest rate	294	—	—	—	—	294
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	312	441	471	503	434	2,161
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	42,558	—	—	42,558
Weighted average interest rate	1.8%

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), Pound Sterling (GBP), and Japanese Yen (JPY). During the quarter ended March 31, 2011, translation gains were $2.0 million, which were primarily due to the fluctuation in exchange rates and the strengthening of the EUR and GBP in the first quarter of 2011. During the quarter ended March 31, 2010, translation losses were $604,000, which were due to the weakening of the EUR.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $505,000 for the quarter ended March 31, 2011 and currency transaction losses of $231,000 for the quarter ended March 31, 2010, primarily due to the effect of our European expansion and the strengthening of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2011, we had $40,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed injunctive relief as requested by MBA in Complaint 2. Both complaints are currently working through the legal proceedings process. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that our termination of the distribution agreement with MBA was proper, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Item 1A.  Risk Factors

Information about risk factors for the three months ended March 31, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 5.    Other Information

None

Item 6.	Exhibits

(a)     Exhibits

10.1	Amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D.(1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 10, 2011	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: May 10, 2011	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer