Form 10-Q
period 2011-06-30
EXACTECH INC
filed 2011-08-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, $.01 par value	13,123,224

EXACTECH, INC.

Item 1.  Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) June 30,	(audited) December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,440	$3,935
Accounts receivable, net of allowances of $3,015 and $2,751	43,589	39,796
Prepaid expenses and other assets, net	5,176	3,384
Income taxes receivable	1,751	1,544
Inventories - current	64,029	61,602
Deferred tax assets – current	2,607	2,278

Total current assets	121,592	112,539

PROPERTY AND EQUIPMENT:
Land	2,219	2,210
Machinery and equipment	28,864	27,155
Surgical instruments	70,526	60,077
Furniture and fixtures	3,744	3,583
Facilities	18,034	16,365
Projects in process	2,472	3,669

Total property and equipment	125,859	113,059
Accumulated depreciation	(50,026)	(44,377)

Net property and equipment	75,833	68,682

OTHER ASSETS:
Deferred financing and deposits, net	494	881
Non-current inventories	11,699	9,191
Product licenses and designs, net	11,758	11,812
Patents and trademarks, net	1,750	1,938
Customer relationships, net	1,842	2,003
Goodwill	13,673	12,947

Total other assets	41,216	38,772

TOTAL ASSETS	$238,641	$219,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,840	$15,855
Income taxes payable	319	—
Accrued expenses and other liabilities	8,931	8,847
Other current liabilities	318	296
Current portion of long-term debt	782	1,066

Total current liabilities	27,190	26,064

LONG-TERM LIABILITIES:
Deferred tax liabilities	8,409	6,175
Line of credit	43,631	37,556
Long-term debt, net of current portion	3,832	4,153
Other long-term liabilities	593	629

Total long-term liabilities	56,465	48,513

Total liabilities	83,655	74,577

SHAREHOLDERS’ EQUITY:
Common stock	131	130
Additional paid-in capital	59,554	57,735
Accumulated other comprehensive loss	(468)	(2,525)
Retained earnings	95,769	90,076

Total shareholders’ equity	154,986	145,416

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,641	$219,993

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2011	2010	2011	2010
NET SALES	$51,682	$47,570	$105,051	$96,670

COST OF GOODS SOLD	16,538	16,434	33,258	34,106

Gross profit	35,144	31,136	71,793	62,564

OPERATING EXPENSES:
Sales and marketing	19,145	15,855	39,251	31,203
General and administrative	5,819	4,159	11,485	8,577
Research and development	2,749	3,441	6,215	7,083
Depreciation and amortization	3,570	2,536	6,979	4,937

Total operating expenses	31,283	25,991	63,930	51,800

INCOME FROM OPERATIONS	3,861	5,145	7,863	10,764

OTHER INCOME (EXPENSE):
Interest income	42	36	43	37
Other (loss) income	(20)	(15)	3	2
Interest expense	(291)	(144)	(540)	(260)
Foreign currency exchange gain (loss)	388	48	893	(183)

Total other income (expenses)	119	(75)	399	(404)

INCOME BEFORE INCOME TAXES	3,980	5,070	8,262	10,360

PROVISION FOR INCOME TAXES	1,258	2,078	2,569	4,087

NET INCOME	$2,722	$2,992	$5,693	$6,273

BASIC EARNINGS PER SHARE	$0.21	$0.23	$0.44	$0.49

DILUTED EARNINGS PER SHARE	$0.21	$0.23	$0.43	$0.48

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416
Exercise of stock options	67	1	600	—	—	601
Issuance of restricted common stock for services	8	—	150	—	—	150
Issuance of common stock under the Employee Stock Purchase Plan	20	—	301	—	—	301
Compensation cost of stock options	—	—	736	—	—	736
Tax benefit from exercise of stock awards	—	—	32	—	—	32
Comprehensive Income:
Net income	—	—	—	5,693	—	5,693
Change in fair value of cash flow hedge, net of tax	—	—	—	—	16	16
Change in currency translation	—	—	—	—	2,041	2,041

Other comprehensive income						2,057

Comprehensive income						7,750

Balance, June 30, 2011	13,123	$131	$59,554	$95,769	$(468)	$154,986

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$5,693	$6,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	264	749
Inventory allowance	390	(21)
Depreciation and amortization	7,814	5,645
Restricted common stock issued for services	150	78
Compensation cost of stock awards	736	894
Tax benefit from exercise of stock options	32	107
Excess tax benefit from exercise of stock options	(32)	(107)
Loss on disposal of equipment	328	92
Foreign currency exchange (gain) loss	(893)	183
Deferred income taxes	1,915	(799)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,119)	(6,160)
Prepaids and other assets	(1,728)	(1,757)
Inventories	(4,391)	(8,612)
Accounts payable	1,913	6,129
Income taxes payable/receivable	86	1,030
Accrued expense & other liabilities	(856)	59

Net cash provided by operating activities	8,302	3,783

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,860)	(9,672)
Purchase of product licenses and designs	(495)	(572)
Proceeds from sale of equipment	1	—
Purchase of patents and trademarks	—	(167)
Acquisition of subsidiary, net of cash acquired	—	(6,221)

Net cash used in investing activities	(14,354)	(16,632)

FINANCING ACTIVITIES:
Net borrowings on line of credit	6,075	12,345
Principal payments on debt	(604)	(594)
Debt issuance costs	(3)	(32)
Excess tax benefit from exercise of stock options	32	107
Proceeds from issuance of common stock	902	808

Net cash provided by financing activities	6,402	12,634

Effect of foreign currency translation on cash and cash equivalents	155	(185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	505	(400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,935	2,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,440	$2,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$485	$190
Income taxes	544	4,426
Non-cash investing and financing activities:
Purchase guarantee payable	420	—
Estimated sales and use tax liability	26	669
Cash flow hedge gain (loss), net of tax	16	(19)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, Exactech Deutschland, Exactech Iberica, and Exactech International Operations are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.     NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements. This new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance is required retroactively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

In May 2011, the FASB amended its guidance on fair value measurements and related disclosures. This new guidance is issued as part of the convergence project between U.S. GAAP and International Financial Reporting Standards (IFRS) on the requirements for measurement of and disclosures about fair value, and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes certain fair value measurement principles and enhances the disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$193	$—	$193	$—

Total	$193	$—	$193	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended June 30, 2011, we have determined the interest rate swap to be effective.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended June 30, 2011 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2010	$3,572	$601	$7,553	$393	$828	$12,947
Acquired goodwill	192	42	—	49	137	420
Foreign currency translation effects	138	55	—	35	78	306

Balance as of June 30, 2011	$3,902	$698	$7,553	$477	$1,043	$13,673

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis during the fourth quarter of 2010 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at June 30, 2011 and December 31, 2010 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2011
Product licenses and designs	$14,524	$2,766	$11,758	10.7
Customer relationships	3,219	1,377	1,842	7.0
Patents and trademarks	4,083	2,333	1,750	12.9

Balance at December 31, 2010
Product licenses and designs	$13,967	$2,155	$11,812	10.7
Customer relationships	3,109	1,106	2,003	7.0
Patents and trademarks	4,092	2,154	1,938	12.9

5.     FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2011, translation gains were $2.0 million, which were primarily due to the strengthening of the EUR and GBP. During the six months ended June 30, 2010, translation losses were $1.9 million, which were due to the weakening of the EUR. We may experience translation gains and losses during the year ending December 31, 2011; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income. We recognized currency transaction gains of $893,000 for the six months ended June 30, 2011 and currency transaction losses of $183,000 for the six months ended June 30, 2010.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2010	$(134)	$(2,391)	$(2,525)
2011 Adjustments	16	2,041	2,057

Balance June 30, 2011	$(118)	$(350)	$(468)

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

6.     INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and six months ended June 30, 2011 were $171,000 and $390,000, respectively. Allowance charges for the three and six months period ended June 30, 2010 were $197,000 and $21,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of June 30, 2011, we determined that $11.7 million of inventory should be classified as non-current. As of December 31, 2010, we determined that $9.2 million of inventory should be classified as non-current.

The following table summarizes our classifications of inventory as of June 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Raw materials	$17,189	$17,180
Work in process	1,079	1,192
Finished goods on hand	26,773	24,268
Finished goods on loan/consignment	30,687	28,153

Inventory total	75,728	70,793
Non-current inventories	11,699	9,191

Inventories, current	$64,029	$61,602

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements were to be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2010 and 2009, we paid the first two installments of the guarantee from the escrow funds for $356,000 and $234,000, respectively. The final installment of the guarantee, at the translated amount of $420,000, based on the exchange rate as of the end of June of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets, as of June 30, 2011.

During the first half of 2011, we recorded $420,000 for additional guarantee reimbursement payable, and a foreign currency translation effect of $239,000, for a 2011 adjustment to goodwill of $659,000. As of June 30, 2011, we have recognized additional goodwill of $1.5 million for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $51,000, for a final adjustment to goodwill of $1.4 million.

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

Distribution Subsidiary

Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A. (“Exactech Iberica”), and commenced distributing our products directly in the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We have obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of approximately $1.3 million recorded against accounts receivable for this distributor on the consolidated balance sheet.

8.     INCOME TAX

At December 31, 2010, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $34.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2010; however, a valuation allowance of $4.6 million was charged against this deferred tax asset assuming these losses will not be fully realized. At June 30, 2011, these loss carry forwards totaled $38.6 million, and the deferred tax asset associated with these losses was $10.4 million with a valuation allowance of $5.0 million charged against this deferred tax asset assuming these losses will not be fully realized.

9.     DEBT

Debt consists of the following at June 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.7% as of June 30, 2011); proceeds used to finance expansion of current facility	$2,410	$2,515

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58% (5.59% as of June 30, 2011); proceeds used to finance equipment for production facility expansion	146	443

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	2,058	2,261

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (2.54% for the accordion portion and 1.94% for the remainder, as of June 30, 2011). Proceeds used to fund working capital.	43,631	37,556

Total debt	48,245	42,775
Less current portion	(782)	(1,066)

	$47,463	$41,709

The following is a schedule of debt maturities as of June 30, 2011, for the years ended December 31:

2011	$461
2012	651
2013	44,312
2014	713
2015	643
Thereafter	1,465

$48,245

10.     COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2011, we had $50,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On December 7, 2010, we entered into a twelve-month Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, and a five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledges that it does not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, the USAO has agreed not to prosecute us in connection with the Subject Matter provided that we comply with our obligations under the DPA during its term. Additionally, pursuant to the DPA, an independent monitor will review and evaluate our compliance with our obligations under the DPA monitorship. CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” for more information about our obligations under these agreements. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare regulatory laws could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Pursuant to the CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We previously accrued approximately $3.5 million for an anticipated settlement and legal expenses related to this investigation, and therefore, these agreements did not materially impact our results of operations for the fourth quarter of 2010.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed injunctive relief as requested by MBA in Complaint 2. Both complaints are currently working through the legal proceedings process, but the second one has been suspended until such time as the first lawsuit receives final and definitive resolution. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that our termination of the distribution agreement with MBA was proper, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Purchase Commitments

At June 30, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.5 million and outstanding commitments for the purchase of capital equipment of $2.4 million. Purchases under our distribution agreements were $3.7 million during the six months ended June 30, 2011.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2011, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As of June 30, 2011, we recorded a contingent liability of $1.0 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.8 million for the tax period audited through June 30, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

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

Total gross assets held outside the United States as of June 30, 2011, was $34.5 million. Included in these assets is $21.7 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total

Three months ended June 30,
2011
Net sales	$20,700	$8,391	$5,963	$9,655	$6,973	$—	$51,682
Segment profit (loss)	2,362	(58)	630	1,545	(618)	119	3,980
Total assets, net	63,743	31,747	22,106	15,479	9,446	96,120	238,641
Capital expenditures	1,340	1,865	132	655	1,034	1,453	6,479
Depreciation and Amortization	1,285	559	257	232	138	1,528	3,999

2010
Net sales	$19,376	$7,320	$6,841	$7,082	$6,951	$—	$47,570
Segment profit (loss)	2,663	544	704	1,860	(626)	(75)	5,070
Total assets, net	52,632	26,528	18,856	10,692	6,165	82,076	196,949
Capital expenditures	2,870	759	—	438	147	912	5,126
Depreciation and Amortization	1,140	500	159	213	95	798	2,905

Six months ended June 30,
2011
Net sales	$42,038	$16,403	$13,008	$19,094	$14,508	$—	$105,051
Segment profit (loss)	4,545	715	659	3,279	(1,335)	399	8,262
Total assets, net	63,743	31,747	22,106	15,479	9,446	96,120	238,641
Capital expenditures	4,171	3,095	1,168	1,487	1,498	2,962	14,381
Depreciation and Amortization	2,792	1,067	614	486	248	2,607	7,814

2010
Net sales	$40,274	$13,948	$14,196	$14,161	$14,091	$—	$96,670
Segment profit (loss)	5,641	931	1,452	4,006	(1,266)	(404)	10,360
Total assets, net	52,632	26,528	18,856	10,692	6,165	82,076	196,949
Capital expenditures	4,840	1,495	9	633	217	3,885	11,079
Depreciation and Amortization	2,111	939	389	388	173	1,645	5,645

Geographic distribution of our sales is summarized in the following table (in thousands):

Three months ended June 30,	2011	2010	% Inc (Decr)
Domestic sales	$32,619	$32,785	(0.5)
International sales	19,063	14,785	28.9

Total sales	$51,682	$47,570	8.6

Six months ended June 30,	2011	2010	% Inc (Decr)
Domestic sales	$67,598	$65,613	3.0
International sales	37,453	31,057	20.6

Total sales	$105,051	$96,670	8.7

12.     SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
Net income	$2,722			$2,992
Basic EPS:
Net income available to common shareholders	$2,722	13,088	$0.21	$2,992	12,881	$0.23

Effect of dilutive securities:
Stock options		147			241

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,722	13,235	$0.21	$2,992	13,122	$0.23

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
Net income	$5,693			$6,273
Basic EPS:
Net income available to common shareholders	$5,693	13,061	$0.44	$6,273	12,864	$0.49

Effect of dilutive securities:
Stock options		164			234

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$5,693	13,225	$0.43	$6,273	13,098	$0.48

For the three months ended June 30, 2011, weighted average options to purchase 531,195 shares of common stock at exercise prices ranging from $17.82 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2010, weighted average options to purchase 255,524 shares of common stock at exercise prices ranging from $19.93 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the six months ended June 30, 2011, weighted average options to purchase 507,942 shares of common stock at exercise prices ranging from $18.03 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2010, weighted average options to purchase 393,569 shares of common stock at exercise prices ranging from $18.60 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. An amendment to the 2009 Plan was approved at the 2011 Annual Meeting of Shareholders on June 9, 2011 to increase the maximum number of shares issuable from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of June 30, 2011, there were 824,635 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $736,000 and $894,000 and income tax benefit of $184,000 and $171,000 for the six months ended June 30, 2011 and 2010, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $2,000 and $5,000, net of taxes, during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, total unrecognized compensation cost related to unvested awards was $885,000 and is expected to be recognized over a weighted-average period of 1.10 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2011 and changes during the quarter is presented below:

	2011
Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,379,256	$15.79
Granted	74,700	18.93		–
Exercised	(67,254)	8.94		602
Forfeited or Expired	(39,377)	12.30

Outstanding – June 30	1,347,325	$16.40	3.55	$2,916

Exercisable – June 30	984,338	$16.15	3.14	$2,435

Weighted average fair value per share of options vested during the six months		$6.89

Weighted average fair value per share of options granted during the six months		$8.23

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 74,700 shares of stock options granted during the six months ended June 30, 2011. There were 325,694 shares of stock options granted during the six months ended June 30, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant. The summary information of the restricted stock grants for the first half of 2011 is presented below:

Grant date	March 4, 2011	May 31, 2011
Aggregate shares of restricted stock granted	4,044	3,990
Grant date fair value	$ 75,000	$ 75,000
Weighted average fair value per share	$ 18.53	$ 18.78

During December 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009 and the remaining two-thirds of the compensation was payable during 2010 in four equal quarterly grants, the first of which was granted on February 26, 2010. The summary information of the restricted stock grants, as of June 30, 2010, is presented below:

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

Employee Stock Purchase Plan:

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of June 30, 2011, 71,993 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six months ended June 30,	2011	2010
Shares purchased	19,912	18,145
Dividend yield	–	–
Expected life	1 year	1 year
Expected volatility	40%	52%
Risk free interest rates	2.9%	3.7%
Weighted average per share fair value	$ 4.21	$ 4.84

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

Overview of the Three and Six Months Ended June 30, 2011

During the quarter ended June 30, 2011, sales increased 9% to $51.7 million from $47.6 million in the comparable quarter ended June 30, 2010, as we continued to gain market share and experienced a positive currency impact of approximately $1.3 million. Gross margins increased to 68.0% from 65.5% as a result of our expanded direct distribution operations internationally. Operating expenses increased 20% from the quarter ended June 30, 2010, and as a percentage of sales, operating expenses increased to 61% during the second quarter of 2011 as compared to 55% for the same quarter in 2010. This increase, as a percentage of sales, was primarily due to additional expenses related to our new distribution offices in Spain and Germany, as well as compliance and legal costs associated with the monitorship of the DPA agreement entered into with the Department of Justice, or DOJ, of $1.5 million in the second quarter 2011 from $379,000 of related DOJ inquiry expenses in the second quarter 2010. Net income for the quarter ended June 30, 2011 decreased 9% to $2.7 million, and diluted earnings per share were $0.21 as compared to $0.23 last year.

During the six months ended June 30, 2011, sales increased 9% to $105.1 million from $96.7 million in the comparable six months ended June 30, 2010, as we continued to gain market share. Gross margins increased to 68.3% from 64.7% as a result of our growth in our international direct distribution subsidiaries. Operating expenses increased 23% from the six months ended June 30, 2010, and, as a percentage of sales, operating expenses increased to 61% during the first half of 2011 as compared to 54% for the same period in 2010. This increase, as a percentage of sales, was primarily due to an increase in compliance and legal costs to $2.7 million in the first half of 2011 from $579,000 in the first half of 2010 as a result of higher compliance costs associated with the DPA agreement with the DOJ. Net income for the six months ended June 30, 2010 decreased 9% to $5.7 million, and diluted earnings per share were $0.43 as compared to $0.48 last year.

During the six months ended June 30, 2011, we acquired $13.9 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $8.3 million for the six months ended June 30, 2011 as compared to a net cash flow from operations of $3.8 million during the six months ended June 30, 2010.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended June 30, 2011 and June 30, 2010:

Sales by Product Line
(dollars in thousands)
	Three Months Ended
	June 30, 2011		June 30, 2010		Change
Knee Products	$20,700	40.1%	$19,376	40.7%	6.8%
Hip Products	8,391	16.2	7,320	15.4	14.6
Biologics & Spine	5,963	11.5	6,841	14.4	(12.8)
Extremity	9,655	18.7	7,082	14.9	36.3
Other Products	6,973	13.5	6,951	14.6	0.3

Total	$51,682	100.0%	$47,570	100.0%	8.6%

	Six Months Ended
	June 30, 2011		June 30, 2010		Change
Knee Products	$42,038	40.0%	$40,274	41.7%	4.4%
Hip Products	16,403	15.6	13,948	14.4	17.6
Biologics & Spine	13,008	12.4	14,196	14.7	(8.4)
Extremity	19,094	18.2	14,161	14.6	34.8
Other Products	14,508	13.8	14,091	14.6	3.0

Total	$105,051	100.0%	$96,670	100.0%	8.7%

The following table includes items from the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended June 30,		2011 – 2010 Inc (decr)		% of Sales
	2011	2010	$	%	2011	2010
Net sales	$51,682	$47,570	4,112	8.6	100.0%	100.0%
Cost of goods sold	16,538	16,434	104	0.6	32.0	34.5
Gross profit	35,144	31,136	4,008	12.9	68.0	65.5
Operating expenses:
Sales and marketing	19,145	15,855	3,290	20.8	37.0	33.4
General and administrative	5,819	4,159	1,660	39.9	11.3	8.8
Research and development	2,749	3,441	(692)	(20.1)	5.3	7.2
Depreciation and amortization	3,570	2,536	1,034	40.8	6.9	5.3
Total operating expenses	31,283	25,991	5,292	20.4	60.5	54.7
Income from operations	3,861	5,145	(1,284)	(25.0)	7.5	10.8
Other (expenses) income, net	119	(75)	194	(258.7)	0.2	(0.1)
Income before taxes	3,980	5,070	(1,090)	(21.5)	7.7	10.7
Provision for income taxes	1,258	2,078	(820)	(39.5)	2.4	4.4
Net income	$2,722	$2,992	(270)	(9.0)	5.3	6.3

	Six Months Ended June 30,		2011 – 2010 Inc (decr)		% of Sales
	2011	2010	$	%	2011	2010
Net sales	$ 105,051	$ 96,670	8,381	8.7	100.0%	100.0%
Cost of goods sold	33,258	34,106	(848)	(2.5)	31.7	35.3
Gross profit	71,793	62,564	9,229	14.8	68.3	64.7
Operating expenses:
Sales and marketing	39,251	31,203	8,048	25.8	37.4	32.3
General and administrative	11,485	8,577	2,908	33.9	10.9	8.9
Research and development	6,215	7,083	(868)	(12.3)	5.9	7.3
Depreciation and amortization	6,979	4,937	2,042	41.4	6.6	5.1
Total operating expenses	63,930	51,800	12,130	23.4	60.8	53.6
Income from operations	7,863	10,764	(2,901)	(27.0)	7.5	11.1
Other (expenses) income, net	399	(404)	803	(198.8)	0.4	(0.4)
Income before taxes	8,262	10,360	(2,098)	(20.3)	7.9	10.7
Provision for income taxes	2,569	4,087	(1,518)	(37.1)	2.5	4.2
Net income	$ 5,693	$ 6,273	(580)	(9.2)	5.4	6.5

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Sales

For the quarter ended June 30, 2011, total sales increased 9% to $51.7 million from $47.6 million in the comparable quarter ended June 30, 2010. Sales of knee implant products increased 7% to $20.7 million for the quarter ended June 30, 2011 compared to $19.4 million for the quarter ended June 30, 2010, as we continued the introduction of our PS Logic™ knee system. Hip implant sales of $8.4 million during the quarter ended June 30, 2011 increased 15% over the $7.3 million in sales during the quarter ended June 30, 2010, as we continued to experience market penetration with our Novation Element™ hip system. Sales from biologics and spine decreased 13% during the quarter ended June 30, 2011 to $6.0 million, down from $6.8 million in the comparable quarter in 2010, primarily as a result of increased competition and general economic pressure. Sales of our extremity products were up 36% to $9.7 million as compared to $7.1 million for the same period in 2010, as our Equinoxe® shoulder systems continue their increasing market acceptance. Sales of all other products remained flat at $7.0 million for each of the quarters ended June 30, 2011 and 2010. Domestically, total sales decreased 1% to $32.6 million, or 63% of total sales, during the quarter ended June 30, 2011, down from $32.8 million, which represented 69% of total sales, in the comparable quarter last year. Internationally, total sales increased 29% to $19.1 million, representing 37% of total sales, for the quarter ended June 30, 2011, as compared to $14.8 million, or 31% of total sales, for the same quarter in 2010.

For the six months ended June 30, 2011, total sales increased 9% to $105.1 million from $96.7 million in the comparable six months ended June 30, 2010. Sales of knee implant products increased 4% to $42.0 million for the six months ended June 30, 2011 compared to $40.3 million for the six months ended June 30, 2010. Hip implant sales of $16.4 million during the six months ended June 30, 2011 increased 18% over the $13.9 million in sales during the six months ended June 30, 2010, as our Element hip systems continue to receive market acceptance. Sales from biologics and spine decreased 8% during the six months ended June 30, 2011 to $13.0 million, from $14.2 million in the comparable six months in 2010. Sales of our extremity products were up 35% to $19.1 million as compared to $14.2 million for the same period in 2010, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $14.5 million as compared to $14.1 million in the same six month period last year. Domestically, total sales increased 3% to $67.6 million, or 64% of total sales, during the six months ended June 30, 2011, up from $65.6 million, which represented 68% of total sales, in the comparable six months last year. Internationally, total sales increased 21% to $37.5 million, representing 36% of total sales, for the six months ended June 30, 2011, as compared to $31.1 million, which was 32% of total sales, for the same period in 2010.

Gross Profit

Gross profit increased 13% to $35.1 million in the quarter ended June 30, 2011 from $31.1 million in the quarter ended June 30, 2010. As a percentage of sales, gross profit increased to 68.0% during the quarter ended June 30, 2011 as compared to 65.5% in the quarter ended June 30, 2010, primarily as a result of higher growth in our international direct selling operations which result in higher margins than our international independent distributor business.

Gross profit increased 15% to $71.8 million in the six months ended June 30, 2011 from $62.6 million in the six months ended June 30, 2010. As a percentage of sales, gross profit increased to 68.3% during the six months ended June 30, 2011 as compared to 64.7% in the six month period ended June 30, 2010, as a result of growth in our domestic market and international direct markets, which generally results in higher margin sales. Looking forward, for the remainder of 2011, we expect gross profit, as a percentage of sales, to be 1-2% higher than prior year quarters on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 20% to $31.3 million in the quarter ended June 30, 2011 from $26.0 million in the quarter ended June 30, 2010. As a percentage of sales, total operating expenses increased to 61% for the quarter ended June 30, 2011, as compared to 55% for the same period in 2010. The increase in operating expenses was principally due to increased expenses from our new distribution operations in Spain and Germany, as well as increased HCP compliance expenditures related to the DPA monitorship. Total operating expenses increased 23% to $63.9 million in the six months ended June 30, 2011 from $51.8 million in the six months ended June 30, 2010. As a percentage of sales, total operating expenses increased to 61% for the six months ended June 30, 2011, as compared to 54% for the same period in 2010. Included in operating expenses for the first six months in 2011 is $2.7 million in compliance costs related to the DPA monitorship, compared to $579,000 in DOJ inquiry expenses incurred in the first half of 2010. The increase as a percentage of sales was primarily due to the increased operating expenses from our new subsidiaries as well as the increase in compliance costs.

Sales and marketing expenses, the largest component of total operating expenses, increased 21% for the quarter ended June 30, 2011 to $19.1 million from $15.9 million in the same quarter last year, as we continue to expand our global marketing efforts through our new subsidiaries. Sales and marketing expenses, as a percentage of sales increased to 37% for the quarter ended June 30, 2011, from 33% for the quarter ended June 30, 2010. Sales and marketing expenses increased 26% for the six months ended June 30, 2011 to $39.3 million from $31.2 million in the same period last year. Sales and marketing expenses, as a percentage of sales increased to 37% for the six months ended June 30, 2011, from 32% for the six months ended June 30, 2010, primarily due to our increases in expenditures from expanding our internal international distribution network. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 38% for the remainder of 2011.

General and administrative expenses increased 40% to $5.8 million in the quarter ended June 30, 2011 from $4.2 million in the quarter ended June 30, 2010, which included the $1.5 million and $0.4 million in expenses related to the DPA monitorship and DOJ inquiry for each of the periods respectively. As a percentage of sales, general and administrative expenses increased to 11% for the quarter ended June 30, 2011, as compared to 9% in the quarter ended June 30, 2010. Excluding the compliance related expenses, general and administrative expenses remained at 8% of sales for both years. General and administrative expenses increased 34% to $11.5 million in the six months ended June 30, 2011 from $8.6 million in the six months ended June 30, 2010, which included the $2.7 million and $0.6 million in expenses related to the DPA monitorship and DOJ inquiry for each of the periods respectively. As a percentage of sales, general and administrative expenses increased to 11% for the six months ended June 30, 2011, as compared to 9% in the six months ended June 30, 2010. Excluding the DOJ expenses, general and administrative expenses were flat at 8% of sales for the six month period for both years. General and administrative expenses for the balance of the year ending December 31, 2011 are expected to be in the range of 8% to 9%, as a percentage of sales excluding the impact of compliance expenses.

Research and development expenses decreased 20% for the quarter ended June 30, 2011 to $2.7 million from $3.4 million in the same quarter last year. Our decrease in research and development expenses was associated with lower product design project and consulting costs. As a percentage of sales, research and development expenses decreased to 5% for the quarter ended June 30, 2011 from 7% for the comparable quarter last year. Research and development expenses decreased 12% for the six months ended June 30, 2011 to $6.2 million from $7.1 million in the same period last year. As a percentage of sales, research and development expenses decreased to 6% for the six months ended June 30, 2011 from 7% for the comparable six months last year. We anticipate growth in research and development expenditures to outpace sales growth as increases in product development and consulting expenses throughout the remainder of the year are expected, with total research and development expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 41% to $3.6 million during the quarter ended June 30, 2011 from $2.5 million in the quarter ended June 30, 2010, primarily as a result of continuing investment in our technology acquisitions and surgical instrumentation. As a percentage of sales, depreciation and amortization increased to 7% for the second quarter of 2011, compared to 5% during the quarter ended June 30, 2010. Depreciation and amortization increased 41% to $7.0 million during the six months ended June 30, 2011 from $4.9 million in the six months ended June 30, 2010. As a percentage of sales, depreciation and amortization increased to 7% for the six month period ended June 30, 2011, compared to 5% during the six month period ended June 30, 2010. We placed $11.3 million of surgical instrumentation in service, spent approximately $495,000 for product licenses and designs during the first six months of 2011.

Income from Operations

Our income from operations decreased 25% to $3.9 million, or 7% of sales in the quarter ended June 30, 2011 from $5.1 million, or 11% of sales in the quarter ended June 30, 2010. The reduction is partially due to increased sales and marketing expenses related to the expansion of our international direct distribution operations, and to the $1.5 million in expenses for the HCP compliance. Excluding the impact of these expenses during the second quarter of 2011, and $379,000 during the second quarter of 2010, income from operations for the quarter ended June 30, 2011, decreased 3% to $5.3 million from $5.5 million adjusted income from operations during the second quarter of 2010. Our income from operations decreased 27% to $7.9 million, or 7% of sales in the six months ended June 30, 2011 from $10.8 million, or 11% of sales in the six month period ended June 30, 2010. Excluding the impact of the HCP compliance expenses of $2.7 million recognized during the first six months of 2011, and $579,000 during the first six months of 2010, income from operations for the six months ended June 30, 2011, decreased 7% to $10.6 million from $11.3 million adjusted income from operations during the same six months of 2010. Looking forward, we expect to continue to experience increases in compliance costs greater than sales growth and therefore we anticipate income from operations to be in the range of 7-9% for the remainder of 2011.

Other Income and Expenses

We had other income, net of other expenses, of $119,000 during the quarter ended June 30, 2011, as compared to other expenses, net of other income of $75,000 in the quarter ended June 30, 2010, primarily due to higher currency transaction gains during the quarter. This was partially offset by net interest expense for the quarter ended June 30, 2011 of $249,000 as compared to $108,000 during the quarter ended June 30, 2010. We had other income, net of other expenses, of $399,000 during the six months ended June 30, 2011, as compared to other expenses, net of other income of $404,000 in the six months ended June 30, 2010, primarily due to gains related to foreign currency transactions during the first six months of 2011. Partially offsetting the foreign currency impact was an increase in net interest expense for the six months ended June 30, 2011 to $497,000 as compared to $223,000 during the six months ended June 30, 2010, due to increased borrowing under our line of credit facility.

Taxes and Net Income

Income before provision for income taxes decreased 21% to $4.0 million in the quarter ended June 30, 2011 from $5.1 million in the quarter ended June 30, 2010. The effective tax rate, as a percentage of income before taxes, was 32% for the quarter ended June 30, 2011 and 41% for the quarter ended June 30, 2010. As a result of the foregoing, we realized net income of $2.7 million in the quarter ended June 30, 2011, a decrease of 9% from $3.0 million in the quarter ended June 30, 2010. As a percentage of sales, net income decreased to 5% for the quarter ended June 30, 2011 from 6% for the quarter ended June 30, 2010. Earnings per share, on a diluted basis, decreased to $0.21 for quarter ended June 30, 2011 from $0.23 for the quarter ended June 30, 2010. Income before provision for income taxes decreased 20% to $8.3 million in the six months ended June 30, 2011 from $10.4 million in the six months ended June 30, 2010. The effective tax rate, as a percentage of income before taxes, was 31% for the six months ended June 30, 2011 and 39% for the six months ended June 30 2010. The decrease in the effective tax rate for the first half of the year was primarily due to the tax impact of our international restructuring of our sales and marketing operations as well as the research and development tax credit that was effective in the first half of 2011 as opposed to it having expired during the first half of 2010. We expect our effective tax rates to range from 31% to 33% for the balance of 2011. As a result of the foregoing, we realized net income of $5.7 million in the six months ended June 30, 2011, a decrease of 9% from $6.3 million in the six months ended June 30, 2010. As a percentage of sales, net income decreased to 5% for the six months ended June 30, 2011 as compared to 6% for the first six months of 2010. Earnings per share, on a diluted basis, decreased to $0.43 for six months ended June 30, 2011, from $0.48 for the six months ended June 30, 2010.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry in 2010 and the DPA related monitorship and enhanced Health Care Professional, or HCP, Compliance Program costs in 2011, less the tax effect of the charges. Because the DOJ inquiry and DPA related monitorship costs are unique events, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating the unusual components included in GAAP financial measures.

Excluding the impact of the pre-tax expenses of $1.5 million for the management of our HCP compliance program and other DPA monitorship related expenses recognized during the second quarter of 2011, and $379,000 during the second quarter of 2010, income from operations for the quarter ended June 30, 2011, decreased 3% to $5.3 million from $5.5 million adjusted income from operations during the second quarter of 2010. Adjusted net income for the quarter ended June 30, 2011, increased 13% to $3.7 million, as compared to an adjusted 2010 net income of $3.2 million, also adjusted for DOJ inquiry expenses incurred during the same quarter of 2010. Adjusted diluted earnings per share for the second quarter of 2011 increased to $0.28 compared to adjusted diluted earnings per share of $0.25 for the second quarter of 2010. Excluding the impact of the pre-tax expenses of $2.7 million for management of our HCP compliance and other DPA monitorship related expenses recognized during the first six months of 2011, and $579,000 during the first half of 2010, income from operations for the six months ended June 30, 2011, decreased 7% to $10.6 million from $11.3 million adjusted income from operations during the same six months of 2010. Adjusted net income for the six months ended June 30, 2011, increased 12% to $7.4 million, as compared to an adjusted 2010 net income of $6.6 million, adjusted also for DOJ inquiry expenses incurred during the same period of 2010. Adjusted diluted earnings per share for first six months of 2011 increased to $0.56 as compared to adjusted diluted earnings per share of $0.51 for the first six months of 2010.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from operations	$3,861	$5,145	$7,863	$10,764
HCP compliance expenses, pre-tax	1,476	379	2,741	579

Adjusted income from operations - excluding HCP compliance expenses	$5,337	$5,524	$10,604	$11,343

	Three Month Period Ended		Six Month Period Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income	$2,722	$2,992	$5,693	$6,273
Adjustments for HCP compliance expenses:
HCP compliance expenses, pre-tax	1,476	379	2,741	579
Income tax benefit	(546)	(140)	(1,014)	(214)

Adjustments, net of tax	930	239	1,727	365

Adjusted net income - excluding HCP compliance expenses	$3,652	$3,231	$7,420	$6,638

Diluted earnings per share	$0.21	$0.23	$0.43	$0.48
Adjustment of HCP compliance expenses, net	0.07	0.02	0.13	0.03

Adjusted diluted earnings per share	$0.28	$0.25	$0.56	$0.51

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At June 30, 2011, we had working capital of $94.4 million, an increase of 9% from $86.5 million at the end of 2010. Working capital in 2011 increased primarily as a result of an increase in accounts receivable as well as our inventory build associated with product line and market expansions. We experienced increases overall in our current assets and liabilities due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities, from stock purchases under the employee stock purchase plan and stock option exercises, will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $8.3 million in the six months ended June 30, 2011, as compared to net cash from operations of $3.8 million during the six months ended June 30, 2010. A primary contributor to this change related to lower increases in our inventory and accounts receivable offset partially by our lower increase in accounts payable during the first half of 2011. Our allowance for doubtful accounts and sales returns increased to $3.0 million at June 30, 2011 from $2.8 million at December 31, 2010. Included in the accounts receivable allowances in the comparable periods is an estimated sales return, net of cost of goods sold, of $1.3 million related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that the transitioning to direct sales outside the U.S. will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 70 for the six months ended June 30, 2011, up from a ratio of 67 for the six months ended June 30, 2010. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory was increased by $4.4 million during the first six months ended June 30, 2011, compared to an increase of $8.6 million during the same period ended June 30, 2010, due to continued new product and distribution market expansions. The increase in accounts payable and income tax payable for the six months ended June 30, 2011 provided aggregate net cash of $2.0 million, in contrast to net cash provided of $7.2 million for the six months ended June 30, 2010.

Investing Activities - Investing activities used net cash of $14.4 million in the six months ended June 30, 2011, as compared to $16.6 million in the six months ended June 30, 2010. The increase was due to our cash outlay of $13.9 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion, and $495,000 for purchases of product licenses during the six months ended June 30, 2011 as opposed to activity during the same period of 2010 resulting in cash outlay of $9.7 million for purchases of surgical instrumentation and manufacturing equipment, and $739,000 for purchases of product licenses, patents and trademarks.

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. A portion of the purchase price was a contingent purchase price supplement of between 1.2 million EUR and 1.7 million EUR, or $1.8 million and $2.7 million, payable to certain shareholders of France Medica over a two year period, if certain sales results were achieved in each of the annual periods. If the conditional terms are not met, the supplemental payment to some shareholders can be reduced by up to 50%. In July 2008, we paid $1.5 million of the supplement payments. During 2009, we paid an additional $386,000 of supplement payments, of which $234,000 was previously held in escrow. In May 2009 we transferred an additional 180,000 EUR, or $248,000, of supplement payments into an escrow fund in lieu of transferring the funds directly to the former shareholder, which will be used to fulfill the terms of one of the guarantees discussed below. In March 2010, we recorded an additional 153,000 EUR, or $207,000, for the final supplement payment. During April 2010, we paid the final supplement payment of $404,000. In addition to the purchase price supplement, two former shareholders of France Medica made guarantees against future claims for damages resulting from certain events prior to the acquisition date. Under these guarantees, 570,000 EUR, or $890,000, was withheld from the cash purchase price and an escrow fund was established. An additional escrow fund of 180,000 EUR, or $248,000, was established in May 2009 upon disbursement of contingent price supplement funds discussed above. The funds in the escrow agreements were to be distributed in three annual installments on July 1, 2009, 2010 and 2011, less any deductions for damages. During 2010 and 2009, we paid the first two installments of the guarantee from the escrow funds for $356,000 and $234,000, respectively. The final installment of the guarantee, at the translated amount of $420,000, based on the exchange rate as of the end of June of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets, as of June 30, 2011.

During the first half of 2011, we recorded $420,000 for additional guarantee reimbursement payable, and a foreign currency translation effect of $239,000, for a 2011 adjustment to goodwill of $659,000. As of June 30, 2011, we have recognized additional goodwill of $1.5 million for the purchase price supplement liability and the guarantee reimbursement, based on terms of the agreement and currency translation effect of $51,000, for adjustment to goodwill of $1.4 million.

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

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”), and commenced distributing our products directly in the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During 2010 we obtained our import registration to allow Exactech Iberica to import our products for sale in Spain. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have recorded an additional sales return allowance of $1.3 million against accounts receivable on the consolidated balance sheet.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2011, we have paid approximately $1.5 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $6.4 million in the six months ended June 30, 2011, as compared to $12.6 million in net cash for the six months ended June 30, 2010. In the first six months of 2011, we had net borrowings under our credit line of $6.1 million as compared to net borrowings of $12.3 million in the first six months of 2010. Our commercial debt facilities decreased by $604,000 as a result of repayments during the six months ended June 30, 2011, as compared to $594,000 in the first six months of 2010. Proceeds from the exercise of stock options provided cash of $902,000 in the six months ended June 30, 2011, as compared to $808,000 in the six months ended June 30, 2010, with the proceeds used to fund general working capital needs.

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

On November 10, 2010, we entered into an amendment to the Credit Agreement. The amendment provides us with an accordion facility that permits us to increase the revolver commitment available by an amount up to $15 million, provided that aggregate commitments available under the Credit Agreement may not exceed $55 million. Interest on the accordion facility accrues at an applicable margin between 2.35% and 2.50% above the LIBOR rate at the time of exercising the accordion. Additionally, the amendment amends certain terms of the Credit Agreement in respect to the calculation of the fixed charge coverage ratio as well as covenants relating to our ability to effect transactions involving our subsidiaries. We paid aggregate closing costs of $172,000 for the Credit Agreement and amendment, which we are expensing over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of June 30, 2011, there was $43.6 million outstanding under the revolving line of credit, of which $4.0 million bore an interest rate of 2.5%, and the remaining balance bore an interest rate of 1.9%.

In September 2002, we entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At June 30, 2011, there was $2.4 million outstanding under this loan bearing a variable rate of interest equal to 1.7%. In September 2005, we entered into a long-term loan of up to $3.0 million, bearing interest at a rate of one month LIBOR plus 1.75% with a minimum rate equal to 5.6%, with a local lending institution for purposes of acquiring equipment for our remodeled manufacturing facility expansion. At June 30, 2011, $0.1 million was outstanding under this loan bearing a variable rate of interest equal to 5.6%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At June 30, 2011, there was $2.1 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at June 30, 2011.

Other Commitments and Contingencies

At June 30, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.5 million and outstanding commitments for the purchase of capital equipment of $2.4 million. Purchases under our distribution agreements were $3.7 million during the six months ended June 30, 2011.

As of June 30, 2011, we recorded a contingent liability of $1.0 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.8 million for the tax period audited through June 30, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments.

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

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $5,000 for the remainder of 2011. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2011, and the weighted average interest rates are those experienced during the year to date ended June 30, 2011 (in thousands, except percentages):

	2011	2012	2013	2014	Thereafter	Total
Liabilities
Commercial construction loan at variable interest rate	$105	$210	$210	$210	$1,675	$2,410
Weighted average interest rate	1.7%

Commercial equipment loan at variable interest rate	146	—	—	—	—	146
Weighted average interest rate	5.6%

Commercial real estate loan at fixed rate swap	210	441	471	503	433	2,058
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	43,631	—	—	43,631
Weighted average interest rate	1.9%

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), Pound Sterling (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2011, translation gains were $2.0 million, which were primarily due to the fluctuation in exchange rates and the strengthening of the EUR and GBP in the first half of 2011. During the six months ended June 30, 2010, translation losses were $1.9 million which were due to the weakening of the EUR.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $893,000 for the six months ended June 30, 2011 and currency transaction losses of $183,000 for the six months ended June 30, 2010, primarily due to the effect of our European expansion and the strengthening of the Euro as compared to the U.S. dollar during the first half of 2011. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2011, we had $50,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed injunctive relief as requested by MBA in Complaint 2. Both complaints are currently working through the legal proceedings process, but the second one has been suspended until such time as the first lawsuit receives final and definitive resolution. While it is not possible to predict with certainty the outcome of the lawsuit, we believe that our termination of the distribution agreement with MBA was proper, all actions taken by us in connection with the termination (including during the transition period) were proper and, accordingly, the claims are without merit and subject to a number of defenses we possess. We intend to vigorously defend ourselves against these claims.

Item 1A.	Risk Factors

Information about risk factors for the six months ended June 30, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

10.1	Amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D.(1)
10.2	Amendment to Exactech, Inc. 2009 Executive Incentive Compensation Plan (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2011.

(2) Incorporated by reference to exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011.

**     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: August 8, 2011	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and Chairman of the Board

Date: August 8, 2011	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer