Form 10-Q
period 2011-09-30
EXACTECH INC
filed 2011-11-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, $.01 par value	13,140,792

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30,	(audited) December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,897	$3,935
Accounts receivable, net of allowances of $3,010 and $2,751	43,094	39,796
Prepaid expenses and other assets, net	4,899	3,384
Income taxes receivable	727	1,544
Inventories – current	62,788	61,602
Deferred tax assets – current	2,563	2,278

Total current assets	117,968	112,539

PROPERTY AND EQUIPMENT:
Land	2,214	2,210
Machinery and equipment	30,023	27,155
Surgical instruments	72,666	60,077
Furniture and fixtures	3,754	3,583
Facilities	17,984	16,365
Projects in process	1,702	3,669

Total property and equipment	128,343	113,059
Accumulated depreciation	(52,955)	(44,377)

Net property and equipment	75,388	68,682

OTHER ASSETS:
Deferred financing and deposits, net	472	881
Non-current inventories	11,866	9,191
Product licenses and designs, net	11,529	11,812
Patents and trademarks, net	1,668	1,938
Customer relationships, net	1,689	2,003
Goodwill	13,461	12,947

Total other assets	40,685	38,772

TOTAL ASSETS	$234,041	$219,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,025	$15,855
Income taxes payable	614	—
Accrued expenses and other liabilities	7,642	8,847
Other current liabilities	330	296
Current portion of long-term debt	644	1,066

Total current liabilities	24,255	26,064

LONG-TERM LIABILITIES:
Deferred tax liabilities	6,196	6,175
Line of credit	44,591	37,556
Long-term debt, net of current portion	3,669	4,153
Other long-term liabilities	565	629

Total long-term liabilities	55,021	48,513

Total liabilities	79,276	74,577

SHAREHOLDERS’ EQUITY:
Common stock	131	130
Additional paid-in capital	60,075	57,735
Accumulated other comprehensive loss	(2,521)	(2,525)
Retained earnings	97,080	90,076

Total shareholders’ equity	154,765	145,416

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$234,041	$219,993

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2011	2010	2011	2010
NET SALES	$47,278	$42,023	$152,329	$138,693

COST OF GOODS SOLD	14,898	13,704	48,156	47,810

Gross profit	32,380	28,319	104,173	90,883

OPERATING EXPENSES:
Sales and marketing	18,041	15,711	57,292	46,914
General and administrative	5,070	3,850	16,555	12,427
Research and development	3,502	2,981	9,717	10,064
Depreciation and amortization	3,663	2,682	10,642	7,619

Total operating expenses	30,276	25,224	94,206	77,024

INCOME FROM OPERATIONS	2,104	3,095	9,967	13,859

OTHER INCOME (EXPENSE):
Interest income	—	1	3	3
Other income	30	23	73	60
Interest expense	(281)	(198)	(821)	(458)
Foreign currency exchange (loss) gain	(48)	852	845	669

Total other income (expenses)	(299)	678	100	274

INCOME BEFORE INCOME TAXES	1,805	3,773	10,067	14,133

PROVISION FOR INCOME TAXES	494	2,290	3,063	6,377

NET INCOME	$1,311	$1,483	$7,004	$7,756

BASIC EARNINGS PER SHARE	$0.10	$0.11	$0.54	$0.60

DILUTED EARNINGS PER SHARE	$0.10	$0.11	$0.53	$0.59

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416
Exercise of stock options	67	1	600	—	—	601
Issuance of restricted common stock for services	12	—	212	—	—	212
Issuance of common stock under the Employee Stock Purchase Plan	33	—	461	—	—	461
Compensation cost of stock options	—	—	1,037	—	—	1,037
Tax benefit from exercise of stock awards	—	—	30	—	—	30
Comprehensive Income:
Net income	—	—	—	7,004	—	7,004
Change in fair value of cash flow hedge, net of tax	—	—	—	—	17	17
Change in currency translation	—	—	—	—	(13)	(13)

Other comprehensive income						4

Comprehensive income						7,008

Balance, September 30, 2011	13,140	$131	$60,075	$97,080	$(2,521)	$154,765

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$7,004	$7,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	259	1,361
Inventory allowance	218	665
Depreciation and amortization	11,876	8,727
Restricted common stock issued for services	212	122
Compensation cost of stock awards	1,037	1,349
Tax benefit from exercise of stock options	30	98
Excess tax benefit from exercise of stock options	(30)	(98)
Loss on disposal of equipment	475	94
Foreign currency exchange gain	(845)	(669)
Deferred income taxes	(276)	893
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,361)	(2,801)
Prepaids and other assets	(1,469)	(1,976)
Inventories	(3,606)	(12,463)
Accounts payable	(164)	5,974
Income taxes payable/receivable	1,437	(701)
Accrued expense & other liabilities	(1,794)	(1,511)

Net cash provided by operating activities	11,003	6,820

INVESTING ACTIVITIES:
Purchases of property and equipment	(17,672)	(17,724)
Purchase of spine assets	—	(2,578)
Purchase of product licenses and designs	(635)	(1,077)
Proceeds from sale of equipment	1	3
Purchase of patents and trademarks	—	(167)
Acquisition of subsidiary, net of cash acquired	—	(6,221)

Net cash used in investing activities	(18,306)	(27,764)

FINANCING ACTIVITIES:
Net borrowings on line of credit	7,035	20,443
Principal payments on debt	(906)	(892)
Debt issuance costs	(5)	(41)
Excess tax benefit from exercise of stock options	30	98
Proceeds from issuance of common stock	1,062	964

Net cash provided by financing activities	7,216	20,572

Effect of foreign currency translation on cash and cash equivalents	49	(35)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38)	(407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,935	2,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,897	$2,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$751	$333
Income taxes	2,222	7,006
Non-cash investing and financing activities:
Purchase guarantee payable	420	—
Spine assets purchase contingency payable	—	950
Estimated sales and use tax liability	60	976
Cash flow hedge gain (loss), net of tax	17	(26)

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. All adjustments of a normal recurring nature which, in the opinion of management, are necessary to fairly present the results for the interim period have been made. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, Exactech Deutschland, Exactech Iberica, and Exactech International Operations are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance that provides companies the option to first perform a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company determines that this is the case, it is required to perform the currently prescribed two step goodwill impairment test. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this updated authoritative guidance is not expected to have a significant impact on the company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. This new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The new guidance is required retroactively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest Rate Swap	$191	$—	$191	$—

Total	$191	$—	$191	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended September 30, 2011, we have determined the interest rate swap to be effective.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended September 30, 2011 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2010	$3,572	$601	$7,553	$393	$828	$12,947
Acquired goodwill	192	42	—	49	137	420
Foreign currency translation effects	42	18	—	11	23	94

Balance as of September 30, 2011	$3,806	661	$7,553	$453	988	13,461

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis during the fourth quarter of 2010 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at September 30, 2011 and December 31, 2010 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2011
Product licenses and designs	$14,600	$3,071	$11,529	10.7
Customer relationships	3,152	1,463	1,689	7.0
Patents and trademarks	4,063	2,395	1,668	13.0

Balance at December 31, 2010
Product licenses and designs	$13,967	$2,155	$11,812	10.7
Customer relationships	3,109	1,106	2,003	7.0
Patents and trademarks	4,092	2,154	1,938	12.9

5.     FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2011, translation losses were $13,000. During the nine months ended September 30, 2010, translation losses were $366,000, which were due to the weakening of the EUR. We may experience translation gains and losses during the year ending December 31, 2011; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income. We recognized currency transaction gains of $845,000 for the nine months ended September 30, 2011 and currency transaction gains of $669,000 for the nine months ended September 30, 2010.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2010	$(134)	$(2,391)	$(2,525)
2011 Adjustments	17	(13)	4

Balance September 30, 2011	$(117)	$(2,404)	$(2,521)

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

6.     INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance changes for the three and nine months ended September 30, 2011 were $(172,000) and $218,000, respectively. Allowance changes for the three and nine months ended September 30, 2010 were $686,000 and $665,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of September 30, 2011, we determined that $11.9 million of inventory should be classified as non-current. As of December 31, 2010, we determined that $9.2 million of inventory should be classified as non-current.

The following table summarizes our classifications of inventory as of September 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Raw materials	$17,690	$17,180
Work in process	1,015	1,192
Finished goods on hand	24,232	24,268
Finished goods on loan/consignment	31,717	28,153

Inventory total	74,654	70,793
Non-current inventories	11,866	9,191

Inventories, current	$62,788	$61,602

7.     ACQUISITION AND DISTRIBUTION SUBSIDIARY START-UPS

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc., a leading developer of minimally invasive and motion preserving spinal surgery technologies. The VertiFlex products were acquired to enhance our current product offering for minimally invasive spinal surgery procedures. We also acquired the customer list related to the acquired products. We initially paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 was paid upon VertiFlex completing certain regulatory matters prior to the end of 2010. The second contingent consideration was for an additional payable based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum U.S. sales and $500,000 for the maximum sales goal. During March 2011, we paid $250,000 in settlement of that contingency, of which, in December 2010 we had $300,000 in contingencies payable recorded based on our estimated probability of completing the earn-out contingency measures. We paid closing fees of approximately $78,000.

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

Acquisition of Germany Assets

Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany, which was accomplished to obtain a certain hip product line and to maintain access to a large European market with an established workforce and existing customers. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We recognized an intangible customer relationship of $193,000, and goodwill of $695,000. We financed the acquisition through our existing line of credit.

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. The total purchase price of approximately $10.3 million was paid, in a combination of cash and Exactech common stock, to certain shareholders of France Medica over a three year period. The final contingent installment for a translated amount of $420,000, based on the exchange rate as of the end of June of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets, as of June 30, 2011. As of September 30, 2011, we recognized goodwill of $3.1 million for the acquisition and currency translation effect of $(221,000), for a final adjustment to goodwill of $2.9 million.

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

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”). The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter of 2010. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of approximately $1.3 million recorded against accounts receivable for this distributor on the consolidated balance sheet as of September 30, 2011.

8.     INCOME TAX

At December 31, 2010, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $34.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2010; however, a valuation allowance of $4.6 million was charged against this deferred tax asset assuming these losses will not be fully realized. At September 30, 2011, these loss carry forwards totaled $37.8 million, and the deferred tax asset associated with these losses was $10.2 million with a valuation allowance of $6.2 million charged against this deferred tax asset assuming these losses will not be fully realized.

9.     DEBT

Debt consists of the following at September 30, 2011 and December 31, 2010 (in thousands):

	2011	2010
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.73% as of September 30, 2011); proceeds used to finance expansion of current facility	$2,358	$2,515

Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58%; proceeds used to finance equipment for production facility expansion	—	443

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	1,955	2,261

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (2.57% for the accordion portion and 1.97% for the remainder, as of September 30, 2011). Proceeds used to fund working capital.	44,591	37,556

Total debt	48,904	42,775
Less current portion	(644)	(1,066)

	$48,260	$41,709

The following is a schedule of debt maturities as of September 30, 2011, for the years ended December 31:

2011	$158
2012	651
2013	45,272
2014	713
2015	643
Thereafter	1,467

$48,904

10.  COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2011, we had $50,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On December 7, 2010, we entered into a twelve-month Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, and a five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledges that it does not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, the USAO has agreed not to prosecute us in connection with the Subject Matter provided that we comply with our obligations under the DPA during its term. Additionally, pursuant to the DPA, an independent monitor will review and evaluate our compliance with our obligations under the DPA monitorship. CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” for more information about our obligations under these agreements. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare regulatory laws could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Pursuant to the CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We previously accrued approximately $3.5 million for an anticipated settlement and legal expenses related to this investigation, and therefore, these agreements did not materially impact our results of operations.

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

Purchase Commitments

At September 30, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.3 million and outstanding commitments for the purchase of capital equipment of $0.7 million. Purchases under our distribution agreements were $5.5 million during the nine months ended September 30, 2011.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2011, we have paid approximately $1.5 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies

As of September 30, 2011, we recorded a contingent liability of $1.0 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the contingent liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the

State of Florida, we could have a maximum potential liability of $2.9 million for the tax period audited through September 30, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments, and this amount will be amortized over the remaining useful life of the instruments.

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

Total gross assets held outside the United States as of September 30, 2011, was $34.9 million. Included in these assets is $21.8 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

(in thousands)	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
Three months ended September 30, 2011
Net sales	$17,908	$7,990	$5,415	$9,780	$6,185	$—	$47,278
Segment profit (loss)	2,650	(136)	(143)	345	(612)	(299)	1,805
Total assets, net	62,380	31,445	22,020	16,336	8,872	92,988	234,041
Capital expenditures	1,420	597	284	913	21	691	3,926
Depreciation and Amortization	1,351	592	354	287	116	1,362	4,062

2010
Net sales	$15,619	$6,561	$6,343	$7,317	$6,183	$—	$42,023
Segment profit (loss)	2,151	117	287	1,590	(1,050)	678	3,773
Total assets, net	62,551	26,036	25,160	12,319	5,910	76,650	208,625
Capital expenditures	4,051	871	—	810	185	2,772	8,689
Depreciation and Amortization	1,178	439	240	180	69	976	3,082

Nine months ended September 30, 2011
Net sales	$59,946	$24,393	$18,423	$28,874	$20,693	$—	$152,329
Segment profit (loss)	7,195	579	516	3,624	(1,947)	100	10,067
Total assets, net	62,380	31,445	22,020	16,336	8,872	92,988	234,041
Capital expenditures	5,591	3,692	1,452	2,400	1,519	3,653	18,307
Depreciation and Amortization	4,143	1,659	968	773	364	3,969	11,876

2010
Net sales	$55,893	$20,509	$20,539	$21,478	$20,274	$—	$138,693
Segment profit (loss)	7,792	1,048	1,739	5,596	(2,316)	274	14,133
Total assets, net	62,551	26,036	25,160	12,319	5,910	76,650	208,625
Capital expenditures	8,891	2,366	9	1,443	402	6,657	19,768
Depreciation and Amortization	3,289	1,378	629	568	242	2,621	8,727

Geographic distribution of our sales is summarized in the following table (in thousands):

Three months ended September 30,	2011	2010	% Inc (Decr)

Domestic sales	$31,451	$31,868	(1.3)
International sales	15,827	10,155	55.9

Total sales	$47,278	$42,023	12.5

Nine months ended September 30,	2011	2010	% Inc (Decr)

Domestic sales	$99,049	$97,481	1.6
International sales	53,280	41,212	29.3

Total sales	$152,329	$138,693	9.8

12.  SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
Net income	$1,311			$1,483

Basic EPS:
Net income available to common shareholders	$1,311	13,125	$0.10	$1,483	12,908	$0.11

Effect of dilutive securities:
Stock options		82			141

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$1,311	13,207	$0.10	$1,483	13,049	$0.11

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Net income	$7,004			$7,756

Basic EPS:
Net income available to common shareholders	$7,004	13,083	$0.54	$7,756	12,879	$0.60

Effect of dilutive securities:
Stock options		132			202

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,004	13,215	$0.53	$7,756	13,081	$0.59

For the three months ended September 30, 2011, weighted average options to purchase 789,448 shares of common stock at exercise prices ranging from $15.89 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2010, weighted average options to purchase 726,635 shares of common stock at exercise prices ranging from $15.89 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the nine months ended September 30, 2011, weighted average options to purchase 519,424 shares of common stock at exercise prices ranging from $17.15 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2010, weighted average options to purchase 448,236 shares of common stock at exercise prices ranging from $18.10 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. An amendment to the 2009 Plan was approved at the 2011 Annual Meeting of Shareholders on June 9, 2011 to increase the maximum number of shares issuable from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of September 30, 2011, there were 823,707 total remaining shares issuable under the 2009 Plan.

The compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, or 2009 ESPP, was $1,037,000 and $1,349,000 and income tax benefit of $234,000 and $282,000 for the nine months ended September 30, 2011 and 2010, respectively. Included in the above compensation cost is non-employee stock compensation expense of approximately $1,000 and $7,000, net of taxes, during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, total unrecognized compensation cost related to unvested awards was $665,000 and is expected to be recognized over a weighted-average period of 0.86 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

	Intrinsic Value	Intrinsic Value	Intrinsic Value	Intrinsic Value

	2011

Options	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,379,256	$15.79
Granted	74,700	18.93		–
Exercised	(67,254)	8.94		602
Forfeited or Expired	(42,664)	12.72

Outstanding – September 30	1,344,038	16.40	3.28	546

Exercisable – September 30	996,335	16.20	2.88	497

Weighted average fair value per share of options vested during the nine months		$7.07

Weighted average fair value per share of options granted during the nine months		$8.23

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. There were 74,700 shares of stock options granted during the nine months ended September 30, 2011. There were 327,060 shares of stock options granted during the nine months ended September 30, 2010, which included options to purchase 133,421 shares of common stock granted pursuant to the employment agreement with our chief executive officer.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant. The summary information of the restricted stock grants for the first nine months of 2011 is presented below:

Grant date	March 4, 2011	May 31, 2011	August 31, 2011
Aggregate shares of restricted stock granted	4,044	3,990	4,215
Grant date fair value	$ 75,000	$ 75,000	$ 62,000
Weighted average fair value per share	$ 18.53	$ 18.78	$ 14.82

During December 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009 and the remaining two-thirds of the compensation was payable during 2010 in four equal quarterly grants. The summary information of the restricted stock grants, as of September 30, 2010, is presented below:

Grant date	December 1, 2009	February 26, 2010	May 28, 2010	August 31, 2010
Aggregate shares of restricted stock granted	4,192	1,716	2,564	3,065
Grant date fair value	$ 67,000	$ 33,000	$ 44,000	$ 44,000
Weighted average fair value per share	$ 15.89	$ 19.39	$ 17.33	$ 14.51

All of the restricted stock awards in 2011 and 2010 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan:

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of September 30, 2011, 58,640 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine months ended September 30,	2011	2010
Shares purchased	33,265	29,420
Dividend yield	–	–
Expected life	1 year	1 year
Expected volatility	40%	52%
Risk free interest rates	2.9%	3.7%
Weighted average per share fair value	$ 4.21	$ 4.65

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

Overview of the Three and Nine Months Ended September 30, 2011

During the quarter ended September 30, 2011, sales increased 13% to $47.3 million from $42.0 million in the comparable quarter ended September 30, 2010, as we continued to gain market share in our large joint product segments and experienced a positive currency impact of approximately $1.0 million. Gross margins increased to 68.5% from 67.4% as a result of our expanded direct distribution operations internationally. Operating expenses increased 20% from the quarter ended September 30, 2010, and as a percentage of sales, operating expenses increased to 64% during the third quarter of 2011 as compared to 60% for the same quarter in 2010. This increase, as a percentage of sales, was primarily due to additional expenses related to our new distribution offices in Spain and Germany, as well as compliance and legal costs associated with the monitorship of the DPA agreement entered into with the Department of Justice, or DOJ, of $951,000 in the third quarter of 2011, which increased from $216,000 of related DOJ inquiry expenses in the third quarter of 2010. Net income for the quarter ended September 30, 2011 decreased 12% to $1.3 million, and diluted earnings per share were $0.10 as compared to $0.11 last year.

During the nine months ended September 30, 2011, sales increased 10% to $152.3 million from $138.7 million in the comparable nine months ended September 30, 2010, as we continued to gain market share in our large joint product segments. Gross margins increased to 68.4% from 65.5% as a result of our growth in our international direct distribution subsidiaries. Operating expenses increased 22% from the nine months ended September 30, 2010, and, as a percentage of sales, operating expenses increased to 62% during the first nine months of 2011 as compared to 56% for the same period in 2010. This increase, as a percentage of sales, was primarily due to the additional expenses related to our new distribution offices, and to an increase in compliance and legal costs to $3.7 million in the first nine months of 2011 from $795,000 in the first nine months of 2010 as a result of higher compliance costs associated with the DPA agreement with the DOJ. Net income for the nine months ended September 30, 2011 decreased 10% to $7.0 million, and diluted earnings per share were $0.53 as compared to $0.59 last year.

During the nine months ended September 30, 2011, we acquired $17.7 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $11.0 million for the nine months ended September 30, 2011 as compared to a net cash flow from operations of $6.8 million during the nine months ended September 30, 2010.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended September 30, 2011 and September 30, 2010:

Sales by Product Line (dollars in thousands)

	Three Months Ended
	September 30, 2011		September 30, 2010		Change
Knee Products	$17,908	37.9%	$15,619	37.2%	14.7%
Hip Products	7,990	16.9	6,561	15.6	21.8
Biologics & Spine	5,415	11.4	6,343	15.1	(14.6)
Extremity	9,780	20.7	7,317	17.4	33.7
Other Products	6,185	13.1	6,183	14.7	—

Total	$47,278	100.0%	$42,023	100.0%	12.5%

	Nine Months Ended
	September 30, 2011		September 30, 2010		Change
Knee Products	$59,946	39.3%	$55,893	40.3%	7.3%
Hip Products	24,393	16.0	20,509	14.8	18.9
Biologics & Spine	18,423	12.1	20,539	14.8	(10.3)
Extremity	28,874	19.0	21,478	15.5	34.4
Other Products	20,693	13.6	20,274	14.6	2.1

Total	$152,329	100.0%	$138,693	100.0%	9.8%

The following table includes items from the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended September 30,		2011 – 2010 Inc (decr)		% of Sales
	2011	2010	$	%	2011	2010
Net sales	$47,278	$42,023	5,255	12.5	100.0%	100.0%
Cost of goods sold	14,898	13,704	1,194	8.7	31.5	32.6
Gross profit	32,380	28,319	4,061	14.3	68.5	67.4
Operating expenses:
Sales and marketing	18,041	15,711	2,330	14.8	38.2	37.4
General and administrative	5,070	3,850	1,220	31.7	10.7	9.1
Research and development	3,502	2,981	521	17.5	7.4	7.1
Depreciation and amortization	3,663	2,682	981	36.6	7.7	6.4
Total operating expenses	30,276	25,224	5,052	20.0	64.0	60.0
Income from operations	2,104	3,095	(991)	(32.0)	4.5	7.4
Other (expenses) income, net	(299)	678	(977)	(144.1)	(0.7)	1.6
Income before taxes	1,805	3,773	(1,968)	(52.2)	3.8	9.0
Provision for income taxes	494	2,290	(1,796)	(78.4)	1.0	5.5
Net income	$1,311	$1,483	(172)	(11.6)	2.8	3.5

	Nine Months Ended September 30,		2011 – 2010 Inc (decr)		% of Sales
	2011	2010	$	%	2011	2010
Net sales	$152,329	$138,693	13,636	9.8	100.0%	100.0%
Cost of goods sold	48,156	47,810	346	0.7	31.6	34.5
Gross profit	104,173	90,883	13,290	14.6	68.4	65.5

Operating expenses:
Sales and marketing	57,292	46,914	10,378	22.1	37.6	33.8
General and administrative	16,555	12,427	4,128	33.2	10.9	9.0
Research and development	9,717	10,064	(347)	(3.4)	6.4	7.3
Depreciation and amortization	10,642	7,619	3,023	39.7	7.0	5.4
Total operating expenses	94,206	77,024	17,182	22.3	61.9	55.5
Income from operations	9,967	13,859	(3,892)	(28.1)	6.5	10.0
Other (expenses) income, net	100	274	(174)	(63.5)	0.1	0.2
Income before taxes	10,067	14,133	(4,066)	(28.8)	6.6	10.2
Provision for income taxes	3,063	6,377	(3,314)	(52.0)	2.0	4.6
Net income	$7,004	$7,756	(752)	(9.7)	4.6	5.6

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Sales

For the quarter ended September 30, 2011, total sales increased 13% to $47.3 million from $42.0 million in the comparable quarter ended September 30, 2010. Sales of knee implant products increased 15% to $17.9 million for the quarter ended September 30, 2011 compared to $15.6 million for the quarter ended September 30, 2010, as we continued the introduction of our Logic PS™ knee system. Hip implant sales of $8.0 million during the quarter ended September 30, 2011 increased 22% over the $6.6 million in sales during the quarter ended September 30, 2010, as we continued to experience market penetration with our Novation Element™ hip system. Sales from biologics and spine decreased 15% during the quarter ended September 30, 2011 to $5.4 million, down from $6.3 million in the comparable quarter in 2010, primarily as a result of increased competition and general economic pressure. Sales of our extremity products were up 34% to $9.8 million as compared to $7.3 million for the same period in 2010, as our Equinoxe® shoulder systems, including the reverse and platform fracture stem line extensions, continue their increasing market acceptance. Sales of all other products remained flat at $6.2 million for each of the quarters ended September 30, 2011 and 2010. Domestically, total sales decreased 1% to $31.5 million, or 67% of total sales, during the quarter ended September 30, 2011, down from $31.9 million, which represented 76% of total sales, in the comparable quarter last year. Internationally, total sales increased 56% to $15.8 million, representing 33% of total sales, for the quarter ended September 30, 2011, as compared to $10.2 million, or 24% of total sales, for the same quarter in 2010.

For the nine months ended September 30, 2011, total sales increased 10% to $152.3 million from $138.7 million in the comparable nine months ended September 30, 2010. Sales of knee implant products increased 7% to $59.9 million for the nine months ended September 30, 2011 compared to $55.9 million for the nine months ended September 30, 2010. Hip implant sales of $24.4 million during the nine months ended September 30, 2011 increased 19% over the $20.5 million in sales during the nine months ended September 30, 2010, as our Element hip systems continue to receive market acceptance. Sales from biologics and spine decreased 10% during the nine months ended September 30, 2011 to $18.4 million, from $20.5 million in the comparable nine months in 2010. Sales of our extremity products were up 34% to $28.9 million as compared to $21.5 million for the same period in 2010, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products increased to $20.7 million as compared to $20.3 million in the same nine month period last year. Domestically, total sales increased 2% to $99.0 million, or 65% of total sales, during the nine months ended September 30, 2011, up from $97.5 million, which represented 70% of total sales, in the comparable nine months last year. Internationally, total sales increased 29% to $53.3 million, representing 35% of total sales, for the nine months ended September 30, 2011, as compared to $41.2 million, which was 30% of total sales, for the same period in 2010.

Gross Profit

Gross profit increased 14% to $32.4 million in the quarter ended September 30, 2011 from $28.3 million in the quarter ended September 30, 2010. As a percentage of sales, gross profit increased to 68.5% during the quarter ended September 30, 2011 as compared to 67.4% in the quarter ended September 30, 2010, primarily as a result of higher growth in our international direct selling operations which result in higher margins than our international independent distributor business.

Gross profit increased 15% to $104.2 million in the nine months ended September 30, 2011 from $90.9 million in the nine months ended September 30, 2010. As a percentage of sales, gross profit increased to 68.4% during the nine months ended September 30, 2011 as compared to 65.5% in the nine month period ended September 30, 2010, as a result of growth in both our domestic market and international direct markets, which generally results in higher margin sales. Looking forward, for the fourth quarter of 2011, we expect gross profit, as a percentage of sales, to be 0.5-1.0% higher than prior year quarter on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 20% to $30.3 million in the quarter ended September 30, 2011 from $25.2 million in the quarter ended September 30, 2010. As a percentage of sales, total operating expenses increased to 64% for the quarter ended September 30, 2011, as compared to 60% for the same period in 2010. The increase in operating expenses was principally due to increased expenses from our new distribution operations in Spain, increased research and development activities and increased Health Care Professional, or HCP, compliance expenditures related to the DPA monitorship. Total operating expenses increased 22% to $94.2 million in the nine months ended September 30, 2011 from $77.0 million in the nine months ended September 30, 2010. As a percentage of sales, total operating expenses increased to 62% for the nine months ended September 30, 2011, as compared to 56% for the same period in 2010. Included in operating expenses for the first nine months in 2011 is $3.7 million in compliance costs related to the DPA monitorship, as compared to $795,000 in DOJ inquiry expenses incurred in the first nine months of 2010. The increase as a percentage of sales was primarily due to the increased operating expenses from our new subsidiaries as well as the increase in compliance costs.

Sales and marketing expenses, the largest component of total operating expenses, increased 15% for the quarter ended September 30, 2011 to $18.0 million from $15.7 million in the same quarter last year, as we continue to expand our global marketing efforts through our new subsidiaries, of which expenses in Spain, Germany and Japan contributed $1.8 million of the increase. Sales and marketing expenses, as a percentage of sales increased to 38% for the quarter ended September 30, 2011, from 37% for the quarter ended September 30, 2010. Sales and marketing expenses increased 22% for the nine months ended September 30, 2011 to $57.3 million from $46.9 million in the same period last year. Sales and marketing expenses, as a percentage of sales increased to 38% for the nine months ended September 30, 2011, from 34% for the nine months ended September 30, 2010, primarily due to our increases in expenditures from expanding our international distribution network. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 38% for the fourth quarter of 2011.

General and administrative expenses increased 32% to $5.1 million in the quarter ended September 30, 2011 from $3.9 million in the quarter ended September 30, 2010, which included the $0.9 million and $0.2 million in expenses related to the DPA monitorship and DOJ inquiry for each of the periods, respectively. As a percentage of sales, general and administrative expenses increased to 11% for the quarter ended September 30, 2011, as compared to 9% in the quarter ended September 30, 2010. Excluding the compliance related expenses, general and administrative expenses remained at 9% of sales for both years. General and administrative expenses increased 33% to $16.6 million in the nine months ended September 30, 2011 from $12.4 million in the nine months ended September 30, 2010, which included the $3.7 million and $0.8 million in expenses related to the DPA monitorship and DOJ inquiry for each of the periods, respectively. As a percentage of sales, general and administrative expenses increased to 11% for the nine months ended September 30, 2011, as compared to 9% in the nine months ended September 30,

2010. Excluding the DOJ expenses, general and administrative expenses were flat at 8% of sales for the nine month period for both years. General and administrative expenses for the fourth quarter ending December 31, 2011 are expected to be in the range of 8% to 9%, as a percentage of sales, excluding the impact of compliance expenses.

Research and development expenses increased 17% for the quarter ended September 30, 2011 to $3.5 million from $3.0 million in the same quarter last year, as we incurred increased design input costs from our surgeon consultants as compared to the first half of the year. As a percentage of sales, research and development expenses remained at 7% for each of the quarters ended September 30, 2011 and 2010. Research and development expenses decreased 3% for the nine months ended September 30, 2011 to $9.7 million from $10.1 million in the same period last year. As a percentage of sales, research and development expenses decreased to 6% for the nine months ended September 30, 2011 from 7% for the comparable nine months last year. We anticipate growth in research and development expenditures to continue to keep pace with sales growth as increases in product development and consulting expenses for the fourth quarter are expected, with total research and development expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 37% to $3.7 million during the quarter ended September 30, 2011 from $2.7 million in the quarter ended September 30, 2010, primarily as a result of continuing investment in our manufacturing capabilities and surgical instrumentation. As a percentage of sales, depreciation and amortization increased to 8% for the third quarter of 2011, compared to 6% during the quarter ended September 30, 2010. Depreciation and amortization increased 40% to $10.6 million during the nine months ended September 30, 2011 from $7.6 million in the nine months ended September 30, 2010. As a percentage of sales, depreciation and amortization increased to 7% for the nine month period ended September 30, 2011, compared to 5% during the nine month period ended September 30, 2010 as we continued to invest in surgical instrumentation to support global distribution expansion and product launches. We placed $14.7 million of surgical instrumentation in service, $4.3 million in manufacturing equipment and facilities, and spent $635,000 for product licenses and designs during the first nine months of 2011.

Income from Operations

Our income from operations decreased 32% to $2.1 million, or 4% of sales in the quarter ended September 30, 2011 from $3.1 million, or 7% of sales in the quarter ended September 30, 2010. The reduction is partially due to increased sales and marketing expenses related to the expansion of our international direct distribution operations, as well as the $951,000 in expenses for the HCP compliance program. Excluding the impact of these HCP compliance program expenses during the third quarter of 2011, and $216,000 during the third quarter of 2010, income from operations for the quarter ended September 30, 2011, decreased 8% to $3.1 million from $3.3 million adjusted income from operations during the third quarter of 2010. Our income from operations decreased 28% to $10.0 million, or 7% of sales in the nine months ended September 30, 2011 from $13.9 million, or 10% of sales in the nine month period ended September 30, 2010. Excluding the impact of the HCP compliance expenses of $3.7 million recognized during the first nine months of 2011, and $795,000 during the first nine months of 2010, income from operations for the nine months ended September 30, 2011, decreased 7% to $13.7 million from $14.7 million adjusted income from operations during the same nine months of 2010. Looking forward, we expect to continue to experience increases in compliance costs greater than sales growth and therefore we anticipate income from operations to be in the range of 7 - 9% for the fourth quarter of 2011.

Other Income and Expenses

We had other expenses, net of other income, of $299,000 during the quarter ended September 30, 2011, as compared to other income, net of other expenses of $678,000 in the quarter ended September 30, 2010, primarily due to currency transaction losses during the quarter, and by increased net interest expense for the quarter ended September 30, 2011 of $281,000 as compared to $198,000 during the quarter ended September 30, 2010. We had other income, net of other expenses, of $100,000 during the nine months ended September 30, 2011, as compared to other, income net of other expenses of $274,000 in the nine months ended September 30, 2010, primarily due to gains related to foreign currency transactions during the first nine months of 2011, partially offset by an increase in net interest expense for the nine months ended September 30, 2011 to $821,000 as compared to $458,000 during the nine months ended September 30, 2010, due to increased borrowing under our line of credit facility.

Taxes and Net Income

Income before provision for income taxes decreased 52% to $1.8 million in the quarter ended September 30, 2011 from $3.8 million in the quarter ended September 30, 2010. The effective tax rate, as a percentage of income before taxes, was 27% for the quarter ended September 30, 2011 and 61% for the quarter ended September 30, 2010. As a result of the foregoing, we realized net income of $1.3 million in the quarter ended September 30, 2011, a decrease of 12% from $1.5 million in the quarter ended September 30, 2010. As a percentage of sales, net income decreased to 3% for the quarter ended September 30, 2011 from 4% for the quarter ended September 30, 2010. Earnings per share, on a diluted basis, decreased to $0.10 for quarter ended September 30, 2011 from $0.11 for the quarter ended September 30, 2010. Income before provision for income taxes decreased 29% to $10.1 million in the nine months ended September 30, 2011 from $14.1 million in the nine months ended September 30, 2010. The effective tax rate, as a percentage of income before taxes, was 30% for the nine months ended September 30, 2011 and 45% for the nine months ended September 30 2010. The decrease in the effective tax rate for the first nine months of the year was primarily due to the tax impact of our international restructuring of our sales and marketing operations as well as the research and development tax credit that was effective in the first nine months of 2011 as opposed to it having expired during the first nine months of 2010. We expect our effective tax rates to range from 31% to 33% for the balance of 2011. As a result of the foregoing, we realized net income of $7.0 million in the nine months ended September 30, 2011, a decrease of 10% from $7.8 million in the nine months ended September 30, 2010. As a percentage of sales, net income decreased to 5% for the nine months ended September 30, 2011 as compared to 6% for the first nine months of 2010. Earnings per share, on a diluted basis, decreased to $0.53 for nine months ended September 30, 2011, from $0.59 for the nine months ended September 30, 2010.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial results and metrics of sales and operating expenses on a constant currency basis are provided to assist investors in the comparison of our operating performance without the impact of currency exchange fluctuations related to our operations where the functional currency is not in USD. Financial results and metrics that are adjusted for constant currency are calculated by restating current period activity into USD using the comparable prior period’s foreign currency exchange rates. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry in 2010 and the DPA related monitorship and enhanced HCP compliance program costs in 2011, less the tax effect of the charges. Because the DOJ inquiry and DPA related monitorship costs are unique events, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our quarterly operating results and trends by eliminating the unusual components included in GAAP financial measures.

The following table compares the total percent increase in sales by product line for the three and nine months ended September 30, 2011 from the three and nine month periods ended September 30, 2010, per U.S. GAAP sales compared to sales calculated on a constant currency basis.

	Three Month Change		Nine Month Change
	U.S. GAAP	Constant Currency	U.S. GAAP	Constant Currency
Knee Products	14.7%	11.8%	7.3%	5.6%
Hip Products	21.8	19.0	18.9	17.2
Biologics & Spine	(14.6)	(15.7)	(10.3)	(11.0)
Extremity	33.7	32.6	34.4	33.8
Other Products	—	(3.1)	2.1	0.2
Total	12.5	10.2	9.8	8.4

Adjustments to operating expenses for constant currency impact and HCP related expenses for the three and nine month periods ended September 30, 2011 and 2010, are reconciled below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Incr/(Decr)	2011	2010	Incr/(Decr)
Total operating expense	$30,276	$25,224	20.0%	$94,206	$77,024	22.3%
Constant currency impact	(839)			(2,061)

	29,437	25,224	16.7	92,145	77,024	19.6
HCP related expenses	(951)	(216)		(3,692)	(795)

Adjusted operating expenses	$28,486	$25,008	13.9	$88,453	$76,229	16.0

Excluding the impact of the pre-tax expenses of $951,000 for the management of our HCP compliance program and other DPA monitorship related expenses recognized during the third quarter of 2011, and $216,000 during the third quarter of 2010, income from operations for the quarter ended September 30, 2011, decreased 8% to $3.1 million from $3.3 million adjusted income from operations during the third quarter of 2010. Adjusted net income for the quarter ended September 30, 2011, increased 19% to $1.9 million, as compared to an adjusted 2010 net income of $1.6 million, also adjusted for DOJ inquiry expenses incurred during the same quarter of 2010. Adjusted diluted earnings per share for the third quarter of 2011 increased to $0.15 compared to adjusted diluted earnings per share of $0.12 for the third quarter of 2010. Excluding the impact of the pre-tax expenses of $3.7 million for management of our HCP compliance and other DPA monitorship related expenses recognized during the first nine months of 2011, and $795,000 during the first nine months of 2010, income from operations for the nine months ended September 30, 2011, decreased 7% to $13.7 million from $14.7 million adjusted income from operations during the same nine months of 2010. Adjusted net income for the nine months ended September 30, 2011, increased 13% to $9.4 million, as compared to an adjusted 2010 net income of $8.3 million, adjusted also for DOJ inquiry expenses incurred during the same period of 2010. Adjusted diluted earnings per share for first nine months of 2011 increased to $0.71 as compared to adjusted diluted earnings per share of $0.63 for the first nine months of 2010.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	$14,654	$14,654	$14,654	$14,654
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Income from operations	$2,104	$3,095	$9,967	$13,859
HCP compliance expenses, pre-tax	951	216	3,692	795

Adjusted income from operations - excluding HCP compliance expenses	$3,055	$3,311	$13,659	$14,654

	$14,654	$14,654	$14,654	$14,654
	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2011	2010	2011	2010
Net Income	$1,311	$1,483	$7,004	$7,756
Adjustments for HCP compliance expenses:
HCP compliance expenses, pre-tax	951	216	3,692	795
Income tax benefit	(329)	(80)	(1,343)	(294)

Adjustments, net of tax	622	136	2,349	501

Adjusted net income - excluding HCP compliance expenses	$1,933	$1,619	$9,353	$8,257

Diluted earnings per share	$0.10	$0.11	$0.53	$0.59
Adjustment of HCP compliance expenses, net	0.05	0.01	0.18	0.04

Adjusted diluted earnings per share	$0.15	$0.12	$0.71	$0.63

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At September 30, 2011, we had working capital of $93.7 million, an increase of 8% from $86.5 million at the end of 2010. Working capital in 2011 increased primarily as a result of an increase in accounts receivable as well as our inventory build associated with product line and market expansions. We experienced overall increases in our current assets due to our growth. We project that cash flows from operating activities, borrowing under our existing line of credit, and issuance of equity securities, from stock purchases under the employee stock purchase plan and stock option exercises, will be sufficient to meet our commitments and cash requirements in the following twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities - Operating activities provided net cash of $11.0 million in the nine months ended September 30, 2011, as compared to net cash from operations of $6.8 million during the nine months ended September 30, 2010. A primary contributor to this change related to lower increases in our inventory, and offset partially by our increase in accounts receivable and decrease in accounts payable during the first nine months of 2011. Our allowance for doubtful accounts and sales returns increased to $3.0 million at September 30, 2011 from $2.8 million at December 31, 2010. Included in the accounts receivable allowances in the comparable periods is an estimated sales return, net of cost of goods sold, of $1.3 million related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that the transitioning to direct sales outside the U.S. will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 73 for the nine months ended September 30, 2011, up from a ratio of 66 for the nine months ended September 30, 2010. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory was increased by $3.6 million during the first nine months ended September 30, 2011, compared to an increase of $12.5 million during the same period ended September 30, 2010, due to a completion in the initial stocking of our direct distribution market expansions during 2010. The decrease in accounts payable for the nine months ended September 30, 2011 used aggregate net cash of $0.2 million, in contrast to net cash provided of $6.0 million for the nine months ended September 30, 2010.

Investing Activities - Investing activities used net cash of $18.3 million in the nine months ended September 30, 2011, as compared to $27.8 million in the nine months ended September 30, 2010. The decrease was due to our cash outlay of $17.7 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion, and $635,000 for purchases of product licenses during the nine months ended September 30, 2011 as compared to activity during the same period of 2010 resulting in cash outlay of $17.7 million for purchases of surgical instrumentation and manufacturing equipment, $1.2 million for purchases of product licenses, patents and trademarks, and $8.8 million for a business combination and asset acquisition.

Acquisition of Spine Assets

Effective August 27, 2010, we acquired the inventory, instruments and design licenses for several innovative spine product lines from VertiFlex, Inc., a leading developer of minimally invasive and motion preserving spinal surgery technologies. The VertiFlex products were acquired to enhance our current product offering for minimally invasive spinal surgery procedures. We also acquired the customer list related to the acquired products. We initially paid $2.5 million in cash for these assets, with two contingent consideration payments for a potential maximum of an additional $1.0 million payable in cash. As part of the acquisition terms of the spine assets acquired from VertiFlex, Inc., two contingent consideration payables were recorded. The first contingent consideration for $500,000 was paid upon VertiFlex completing certain regulatory matters prior to the end of 2010. The second contingent consideration was for an additional payable based on our achieving certain sales targets during the six month period following the date of close. The range of contingent earn-out payment was $150,000 for the minimum U.S. sales and $500,000 for the maximum sales goal. During March 2011, we paid $250,000 in settlement of that contingency, of which, in December 2010 we had $300,000 in contingencies payable recorded based on our estimated probability of completing the earn-out contingency measures. We paid closing fees of approximately $78,000.

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

Acquisition of Germany Assets

Effective April 1, 2010, we completed the acquisition of certain assets of Tantum AG, our prior independent distributor in Germany, which was accomplished to obtain a certain hip product line and to maintain access to a large European market with an established workforce and existing customers. Our purchase price at closing was approximately 1 million EUR, or $1.35 million translated at the March 31, 2010 exchange rate of $1.35 per 1.00 EUR. Consideration paid was in the form of 410,000 EUR in cash and 563,000 EUR in forgiven accounts receivable that were owed to us as of March 31, 2010. We recognized an intangible customer relationship of $193,000, and goodwill of $695,000. We financed the acquisition through our existing line of credit.

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. The total purchase price of approximately $10.3 million was paid, in a combination of cash and Exactech common stock, to certain shareholders of France Medica over a three year period. The final contingent installment for a translated amount of $420,000, based on the exchange rate as of the end of June of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets, as of June 30, 2011. As of September 30, 2011, we recognized goodwill of $3.1 for the acquisition and currency translation effect of $(221,000), for a final adjustment to goodwill of $2.9 million.

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

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”). The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter of 2010. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of approximately $1.3 million recorded against accounts receivable for this distributor on the consolidated balance sheet as of September 30, 2011.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2011, we have paid approximately $1.5 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $7.2 million in the nine months ended September 30, 2011, as compared to $20.6 million in net cash for the nine months ended September 30, 2010. In the first nine months of 2011, we had net borrowings under our credit line of $7.0 million as compared to net borrowings of $20.4 million in the first nine months of 2010. Our commercial debt facilities decreased by $906,000 as a result of repayments during the nine months ended September 30, 2011, as compared to $892,000 in the first nine months of 2010. Proceeds from the exercise of stock options provided cash of $1.1 million in the nine months ended September 30, 2011, as compared to $964,000 in the nine months ended September 30, 2010, with the proceeds used to fund general working capital needs.

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

On November 10, 2010, we entered into an amendment to the Credit Agreement. The amendment provides us with an accordion facility that permits us to increase the revolver commitment available by an amount up to $15 million, provided that aggregate commitments available under the Credit Agreement may not exceed $55 million. Interest on the accordion facility accrues at an applicable margin between 2.35% and 2.50% above the LIBOR rate at the time of exercising the accordion. Additionally, the amendment amends certain terms of the Credit Agreement in respect to the calculation of the fixed charge coverage ratio as well as covenants relating to our ability to effect transactions involving our subsidiaries. We paid aggregate closing costs of $172,000 for the Credit Agreement and amendment, which we are expensing over the life of the Credit Agreement. Additional administrative fees will be due and expensed each fiscal quarter based on a percentage of the unused revolver balance. As of September 30, 2011, there was $44.6 million outstanding under the revolving line of credit, of which $6.0 million bore an interest rate of 2.6%, and the remaining balance bore an interest rate of 2.0%.

In September 2002, we entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At September 30, 2011, there was $2.4 million outstanding under this loan bearing a variable rate of interest equal to 1.7%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At September 30, 2011, there was $2.0 million outstanding under this loan.

Our credit facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at September 30, 2011.

Other Commitments and Contingencies

At September 30, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.3 million and outstanding commitments for the purchase of capital equipment of $0.7 million. Purchases under our distribution agreements were $5.5 million during the nine months ended September 30, 2011.

As of September 30, 2011, we recorded a contingent liability of $1.0 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment; however, there can be no assurances that we will ultimately prevail in our challenge against the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability is probable, based on verbal assertions by Florida Department of Revenue personnel, and can be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $2.9 million for the tax period audited through September 30, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments, and this amount will be amortized over the remaining useful life of the instruments.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the impact of our DPA monitorship, including the associated compliance costs, the outcome of the State of Florida unasserted claim, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2010 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $3,000 for the remainder of 2011. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2011, and the weighted average interest rates are those experienced during the year to date ended September 30, 2011 (in thousands, except percentages):

	2011	2012	2013	2014	Thereafter	Total

Liabilities
Commercial construction loan at variable interest rate	$53	$210	$210	$210	$1,675	$2,358
Weighted average interest rate	1.7%

Commercial real estate loan at fixed rate swap	105	441	471	503	435	1,955
Weighted average interest rate	6.6%

Line of credit at variable interest rate	—	—	44,591	—	—	44,591
Weighted average interest rate	1.9%

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), Pound Sterling (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2011, translation losses were $13,000, which were primarily due to the fluctuation in exchange rates and the strengthening of the EUR and GBP in the first nine months of 2011. During the nine months ended September 30, 2010, translation losses were $366,000 which were due to the weakening of the EUR.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $845,000 for the nine months ended September 30, 2011 and currency transaction gains of $669,000 for the nine months ended September 30, 2010, primarily due to the effect of our European expansion and the strengthening of the Euro as compared to the U.S. dollar during the first half of 2011. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K, as updated by our subsequently filed Quarterly Reports on Form 10-Q.

Item 1A.	Risk Factors

Information about risk factors for the nine months ended September 30, 2011, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.	Defaults Upon Senior Securities None

Item 5.	Other Information None

Item 6.       Exhibits

(a)	Exhibits

10.1	Third amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D.(1)
10.2	Amendment to Exactech, Inc. 2009 Executive Incentive Compensation Plan (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(2)	Incorporated by reference to exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011.

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

Exactech, Inc.

Date: November 8, 2011	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: November 8, 2011	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer