Form 10-K
period 2011-12-31
EXACTECH INC
filed 2012-03-15
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer   ☐        Accelerated Filer   ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of March 9, 2012, the number of shares of the registrant’s Common Stock outstanding was 13,159,749. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2011 was approximately $154,102,000 based on a closing sale price of $18.01 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

Orthopaedic Products Industry

According to a research report published in 2011 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2010 was estimated to be nearly $39.5 billion, which represented an increase of 4.5% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $13.8 billion, $4.0 billion and $5.2 billion, respectively, during 2010. This study also estimates that the spinal implant/instrumentation market was $7.3 billion during 2010. According to this report, the segment of the population over the age of 45 is growing 3% annually, a rate faster than the 1% for the overall population. Further, the report highlights the fact that approximately 97% of all joint replacement procedures were performed on patients over the age of 45. The report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management continues to share the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

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

Spinal implants are used as an adjunct to the fusion of vertebrae in the treatment of spinal disease and deformity. Indications for spinal surgery include genetic reasons, trauma, or degeneration. Spinal surgery is performed to remove bone and/or other tissue from the spinal column to restore stability and alleviate pain. Metal rods, screws and plates are used to stabilize two or more vertebrae in order to promote fusion of a portion of the spinal column, thereby eliminating irregular motion that can cause pain due to nerve root impingement, and damage tissue. Biologic allograft services can be one of the treatments used in conjunction with the other implants to enhance the potential for a successful result.

The following table includes the net revenue and percentage of net revenue for each of our product lines for the years ended December 31, 2011, 2010 and 2009. Other financial information relating to our reportable segments is included in Note 14 of our Consolidated Financial Statements, in Part II Item 8. – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Sales by Product Line (dollars in thousands)

	Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
Knee Implants	$80,088	39.0%	$76,509	40.1%	$75,833	42.8%
Hip Implants	33,688	16.4	28,710	15.1	26,826	15.1
Biologics & Spine	24,341	11.9	27,987	14.7	27,440	15.5
Extremities	39,923	19.4	30,033	15.8	22,829	12.9
Other Products	27,357	13.3	27,244	14.3	24,382	13.7

Total	$205,397	100.0%	$190,483	100.0%	$177,310	100.0%

Knee Implants. Built on more than three decades of clinical success and proven outcomes, the Optetrak® and Optetrak Logic® total knee systems represent a major advancement in knee implant design that addresses orthopaedic surgeons’ concerns for contact stress, patellar tracking, polyethylene wear, joint stability, bone preservation and instrumentation.

During 2011, we completed the Optetrak Logic primary knee system with the addition of a cruciate ligament sparing product line, which features an innovative Posterior Cruciate Referencing Technique (PCRT) and CR Slope® technology. Optetrak Logic CR, a unique technology and implant system, enables surgeons to plan and perform a cruciate ligament sparing total knee replacement based on the anatomical and functional integrity of the posterior cruciate ligament. In addition, we launched the Optetrak Logic PSC insert, which provides an easy conversion option from a posterior stabilized insert in surgery. The system’s rotating bearing knee, Optetrak Logic RBK®, and bone-preserving Optetrak Logic PS were introduced to international markets. The Optetrak Logic family of products brings together both innovative and intuitive total knee arthroplasty design philosophies into one complete primary knee system. The next generation primary system combines a patented Hi-Flex® geometry, proprietary net compression molded (NCM) polyethylene inserts, optimized FIT tibial trays, streamlined Logic Low Profile Instrumentation (LPI®) and ligament balancing instrumentation, as well as additional sizes to accommodate varying patient anatomies.

In addition, we continue to offer the classic Optetrak product offerings, including a cruciate ligament sparing, posterior stabilized and a high flexion component, which allows for a larger range of motion, as well as a unicondylar knee system, constrained condylar design usually intended for revision surgery. and a rotating bearing knee system for international markets.

Hip Implants. Our products span the continuum of hip arthroplasty with the Novation® and AcuMatch® hip systems. For primary hip arthroplasty, the Novation system features both splined and tapered press-fit femoral stems as well as collared, matte finish cemented stems. The Novation Element®, our tapered-wedge stem, features Exactech’s signature neck geometry and is designed to provide surgeons with excellent initial stability and long-term fixation when paired with the Novation Element standard instrumentation or the Novation Element A+ Instrumentation™ for the direct anterior approach.

The Novation CFS® cemented and press-fit femoral components, as well as unipolar and bipolar endoprostheses, are often used for the treatment of hip fractures as well as for complex primary hip surgery. They use the same core instruments that support Novation tapered and splined preparation, which allows for simple preparation and utilization of the same instrumentation for both low- and high-demand stems.

The Novation hip system also offers a comprehensive acetabular system. The Novation Crown Cup® utilizes Connexion GXL® polyethylene liners, which minimize wear debris over standard polyethylene. The Novation Ceramic AHS® is designed to minimize osteolysis by utilizing an alumina ceramic bearing that provides significantly lower wear debris generation over traditional bearing surfaces.

For revision surgeries, the AcuMatch M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient’s bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes.

In 2011, Exactech introduced a new porous metal acetabular system and novel surgical technique designed to improve the initial stability and long-term biological fixation of hip replacement implants. The Novation Crown Cup system for primary, complex primary and revision hip arthroplasties features our third generation porous material, InteGrip™, which is manufactured with a titanium alloy through a unique manufacturing method known as Electron Beam Melting. Exactech is the first U.S. orthopaedic device company to offer FDA-cleared orthopaedic implants manufactured through this proprietary process.

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

Our Accelerate® Platelet Concentration System is a means of extracting and concentrating autologous growth factors and fibrinogen from a patients’ own blood for point-of-care use by a physician. In 2009, we introduced the Accelerate Bone Marrow Concentrate system for concentrating mesenchymal stem cells derived from bone marrow to aid in the repair and regeneration of bone.

Additionally, our Biologics division recently launched Ossigen®, a 3D matrix of collagen and an organic bone mineral processed into blocks for surgical implantation for the repair of bony defects in the spine, extremities and pelvis that may be hydrated with autogenous bone marrow at the point of use.

Our spine division has continued to grow with the launch or our first two spinal systems developed in-house: Proliant® and Gibralt®. The Proliant Pedicle Screw System is designed to provide secure fixation of the thoracolumbar spine while offering surgeons improved speed and ease-of-use. The pedicle screw has a dual lead thread for faster insertion and patented Tightlok® thread pattern that is designed to reduce screw pull out and facilitate fusion. The EZ Set tulip head allows the surgeon to easily position and set the tulip head in any position for rod insertion.

The Gibralt cervical thoracic spine system is a versatile solution that features top-loading polyaxial screws with an EZ Set tulip head and Tightlok thread technology, The system includes hooks, offset connectors and rod-to-rod connectors which can be constructed into a multitude of configurations based on individual patient anatomy. Gibralt works in conjunction with Exactech’s Proliant and HydraLok pedicle screw systems for a full spine solution.

Both products complement our existing spine line, help us expand into other growing spine market segments and provide our customers additional options to improve patient care.

In August 2010, we acquired certain spinal assets from VertiFlex, Inc., including the Silverbolt percutaneous MIS instrumentation system, Mainframe pedicle screw fixation system and Octane peek products. This product line addition gives us the opportunity to serve customers who prefer to perform minimally invasive surgery in thoracolumbar fusion procedures.

Extremities. The Equinoxe® Platform Shoulder System continues to be one of the fastest growing shoulders on the market by delivering clinically relevant solutions with streamlined instrumentation. The product family includes treatment options for both degenerative disease (primary and reverse total shoulder systems) as well as trauma (platform fracture stem and fracture plate).

Our primary system utilizes a patented replicator plate, which allows for independent adjustment of all four anatomic parameters in situ (assembled inside the body), and is the only system on the market with this capability. The Equinoxe is a platform system, meaning that it is convertible to a reverse without removal of a well-fixed stem. In keeping with our philosophy of delivering clinical results, a recent multicenter study found that compared to our competitors, our reverse shoulder achieved a sevenfold reduction in scapular notching, which is one of the main complications of the procedure (might need a reference).

Beginning in the second half of 2010, we began to bolster our trauma offerings with an introduction of a fracture plate and a platform fracture stem. Having a platform capability on a fracture stem is critical because fracture stems are typically cemented and converting a hemi-arthroplasty (involving only the humeral component, as opposed to a Total Shoulder, which replaces the humeral head and glenoid) to a reverse without removing a cemented stem is significantly better for the patient and surgeon. Additional revenue growth is expected to come from new products such as the CTA Head, Posterior Augment Glenoid, Cage Glenoid, and augmented reverse baseplates. We received FDA clearance of the Equinoxe Cage Glenoid products in December 2011.

Other Products. The Cemex® bone cement system features a unique, self-contained delivery system that has been clinically proven in Europe for more than two decades. By integrating bone cement powder and liquid into an enclosed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability. Product offerings include Cemex Genta, a bone cement containing antibiotics and Cemex Fast, a quick-set cement, with or without antibiotic. The InterSpace® hip, knee and shoulder spacers are used in two stage revision procedures and provide orthopaedic surgeons with a unique and convenient way to treat this difficult problem. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres S.p.A. In 2011, we continued rollout of a high release antibiotic version of the InterSpace hip, knee and shoulder spacers, drew the transition to a close and all products are now fully released.

The AcuDriver® Automated Osteotome System is an air-driven impact handpiece that surgeons can use during joint implant revision procedures to effectively remove failed prostheses and bone cement. The AcuDriver accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome, a cement removal tool, with a mallet.

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

Financial Information about Geographic Areas

For the years ended December 31, 2011, 2010, and 2009, international sales accounted for $72.4 million, $58.5 million, and $54.9 million, respectively, representing approximately 35%, 31% and 31%, respectively, of our net sales. During 2010, we terminated the agreement with our independent Spanish distributor and commenced direct sales operations in the third quarter of 2010. Included in the international sales, total sales recognized in the Spanish market were $17.9 million for 2011; $7.1 million for 2010, which included sales to our former distributor in the first half of that year, net of sales return allowances, and sales through our direct operations in the second half of the year; and $11.6 million for 2009. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total gross assets held outside the United States as of December 31, 2011 was $26.4 million.

Manufacturing and Supply

Early in our history, third-party vendors manufactured all of our component parts, while we internally performed product design, quality assurance and packaging. More recently, our strategy has been to develop and expand our own internal manufacturing and supply chain capabilities. We have done this through strategically creating state-of-the-art cellular manufacturing processing, utilizing highly automated, computer-aided production and inspection equipment.

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

At present, we manufacture approximately 57% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, which is a 2% reduction in manufacturing percent from 2010 but an actual increase in total products manufactured. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2011, 2010 and 2009, we purchased approximately 33%, 33% and 30%, respectively, of our externally sourced component requirements from our top three suppliers. In May 2010, we acquired 100% of the outstanding shares of Brighton Partners, Inc. which is our sole supplier of the net compression molded polyethylene bearings used in our Optetrak knee replacement system. See Note 5 to Notes to the Consolidated Financial statements for further discussion on the acquisition. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. We provide certain tooling and equipment unique to our products to our suppliers. Order backlog is not a material aspect of our business.

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

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2011, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 8 to Notes to our Consolidated Financial Statements for further discussion on related party transactions.

Research and Development

During 2011, 2010 and 2009, we expended $13.1 million, $13.6 million, and $11.5 million, respectively, on research and development and we anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation® hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and spinal product development.

As an important part of our research and development efforts, we have developed a strategic partnership through an agreement with Genzyme Biosurgery Corporation to bring expertise in advanced materials to our products. The agreement with Genzyme relates to development of polymer-based synthetic biomaterials, which, when delivered with other biologic products, support the growth of new bone.

Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that would include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales if regulatory clearances are established. It is expected that the project will require us to complete human clinical trials under the guidance of the FDA in order to obtain premarket approval for the device in the United States.

We believe that our purchase of intellectual property and product-line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than us. Our largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. According to “The Orthopaedic Industry Annual Report: 2010—2011” for the year ended June 30, 2011, by Orthoworld, Inc., in 2010 these five companies had an estimated 52% of the total orthopaedic market share, including an estimated 86% of the global joint replacement segment.

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

III.	We Must Comply with Anticorruption, Anti-Fraud and Abuse Rules Which Are Vigorously Enforced Throughout the World

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which can result in significant criminal and civil penalties, including exclusion from participation in federal reimbursement programs that can materially affect us. These federal laws include, by way of example, the following:

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

•

Most countries in which we operate have some form of an anti-corruption law, including the Foreign Corrupt Practices Act in the United States and the UK Bribery Act in the United Kingdom. These laws generally prohibit payments to foreign government officials to assist in obtaining or retaining business;

•

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•

The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•

The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

•

The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs—or both.

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

Employees

As of December 31, 2011, we employed 574 full-time employees. We have no union contracts and believe that our relationship with our employees is good.

Executive Officers of the Registrant

Our executive officers, and their ages, as of March 9, 2012, are as follows:

Name	Age	Position
William Petty, M.D	69	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	64	Executive Vice President, Research and Development
David W. Petty	45	President and Director
Joel C. Phillips	44	Chief Financial Officer and Treasurer
Bruce Thompson	54	Senior Vice President, General Manager – Biologics and Spine Division
Betty Petty	69	Vice President, Administration and Corporate Secretary
Donna Edwards	39	Vice President, Legal

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

Gary J. Miller, Ph.D. is a founder and has been Executive Vice President, Research and Development of Exactech since February 2000. He was Vice President, Research and Development from 1986 until 2000 and was a Director from March 1989 through May 2003. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S. from the University of Florida, his M.S. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held appointments as an Adjunct Associate Professorship in the College of Veterinary Medicine’s Small Animal Surgical Sciences Division and as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences. He currently holds a Courtesy Professorship in the Department of Mechanical and Aerospace Engineering, University of Florida. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

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

Donna Edwards became our Vice President of Legal in August 2011. She has currently been employed by Exactech since January 2001, in the capacity of Interim Compliance Officer from April 2011 to August 2011, Corporate Attorney from February 2003 to April 2011, and Legal Coordinator from January 2001 to February 2003. Previously, she was employed by Exactech as Regulatory Affairs Coordinator from June 1996 to August 1998. Ms. Edwards received her B.S. degree from Duke University and her J.D. degree from the University of Alabama.

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

As previously reported, on December 7, 2010, we entered into a Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or USAO, a civil Settlement Agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, or OIG-HHS, and a Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreements resolve the investigation commenced by the USAO in December 2007 into the Company’s consulting arrangements with orthopaedic surgeons relating to the Company’s hip and knee products in the United States. Pursuant to the DPA, an independent monitor has been reviewing and evaluating our compliance with our obligations under the DPA, and on December 6, 2011 we entered into an amendment to the DPA that extended the term of the DPA for three months, which ended on March 8, 2012, to allow the monitor additional time to further test the implementation of compliance systems. The DPA and CIA impose certain obligations on us to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, extension of the term of the DPA, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows. The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Our settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.

As a result of the allegations of wrongdoing made by the USAO and the publicity surrounding our recent settlement with the United States Department of Justice and OIG-HHS, other governmental agencies, including state authorities, could conduct their own investigations or institute proceedings, which are not precluded by terms of that settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. We cannot assure you that the costs of defending or resolving any such investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

Efforts to enhance our corporate compliance program require the cooperation of many individuals and may divert resources from our other business activities and require substantial investment.

We are committed to the continued enhancement of our corporate compliance program, which requires substantial financial and human resources. Successful implementation of our enhanced corporate compliance program requires the full and sustained cooperation of our employees, distributors and sales agents as well as the healthcare professionals with whom our agents interact. These efforts require increased expenses, which may negatively impact our results of operations.

If the negative world-wide economic situation intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments and our ability to grow our business; each could adversely affect our results of operations, cash flows and financial condition.

The global economic down turn that began in 2008 has continued and continues to negatively and materially impact the availability of business and consumer credit. We rely predominantly on the credit markets and borrowing under our existing credit facility to meet our financial commitments and short-term liquidity needs if funds are not otherwise available from our operations. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility and could make alterative funding, such as our raising of capital through the public or private issuance of equity securities, unavailable on reasonable terms or at all. Our access to funds under our current credit facility is dependent on the ability of the lending banks under the facility to meet their respective funding commitments. If our lenders are unable to obtain funds, whether due to a shortage of liquidity in the banking system or otherwise, then they may not be able to meet their funding commitments to us, which would adversely affect our liquidity and cash flows.

Long-term disruptions in the capital and credit market, similar to those experienced during late 2008 and throughout 2009 could result from, among other things, global economic uncertainty, changing or increased regulation or failures of significant financial institutions, any of which could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating discretionary uses of cash, which could harm our competitive position and results of operation.

Market disruptions could cause broader economic downturns, which may lead to lower demand for our services and an increased number of customers who are unable to pay their accounts. Further, bankruptcies or similar events by our customers may cause us to incur increased bad debt expense. These events would adversely impact our results of operations, cash flows and financial position.

We are subject to extensive government regulation, and our failure to comply with these regulations could materially adversely impact our operations.

Failure to obtain government approvals and clearances for new products and/or modifications to existing products or otherwise comply with applicable laws and regulations would have a material adverse effect on our business and financial results. See “Item 1. Business—Government Regulation.” A significant recall of one or more of our products would reduce sales, could subject us to increased litigation, and would have a material adverse effect on our business and financial results. We cannot provide assurance that such clearances will be granted or that review by government authorities will not involve delays that could materially adversely affect our revenues, earnings, and cash flows.

We expect the healthcare industry to face increased scrutiny over reimbursement and healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products.

In the United States and other countries, sales of our products depend in part upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. Increasing expenditures for healthcare have been the subject of considerable public attention in the United States and abroad. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products would adversely impact sales. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products.

We are required to incur significant expenditures of resources in order to maintain relatively high levels of inventory, which can reduce our cash flows.

As a result of our need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. If a substantial portion of our inventory became obsolete, then we would experience a material adverse effect on our earnings and cash flows due to the resulting inventory impairment charges and out-of-pocket costs required to replace such inventory.

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

The orthopaedic implant industry is subject to competition in the following areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we face competition for regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. Many of our competitors have significantly greater resources than us, and we cannot provide assurance that we will be able to compete successfully, which could have a material adverse effect on our revenues, cash flows and results of operations.

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

We are subject to federal anti-kickback laws and regulations, the violation of which can result in the imposition of harsh penalties that could materially and adversely affect our results of operations and cash flows.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, violations of which can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations, or any investigation or other legal proceedings relating to such alleged violations, could have a material adverse effect on our liquidity and financial condition and results of operations. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us and with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.

We cannot provide assurance as to the breadth or degree of protection that existing or future patents, if any, may afford us, that confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak knee system is one such product that is subject to a patent that we license. Due to the relatively large percentage of our revenue attributable to the Optetrak knee system, if the holder of this patent is determined to not have sufficient legal rights to the patent, our use of the patent under the license could be compromised, which would have a material adverse effect on our revenues, cash flows, and results of operations.

Our business depends on proprietary technology that we may not be able to protect and which may infringe on the intellectual property rights of others.

Our success depends, in part, on the strength of the intellectual property rights relating to our products and proprietary technology. We cannot assure you that we can obtain patent protection for all of our products, whether in the U.S. or abroad, or that any protection that is obtained would be effective or would withstand challenges as to its validity and enforceability.

We do not currently have patent protection for all of our products. For our unpatented products, the only intellectual property rights that exist at present, if any, are trade secret rights. We cannot assure you that others will not readily ascertain by proper means the proprietary technology used in or embodied by our products, or that others will not independently develop substantially equivalent products or that we can meaningfully protect the rights to unpatented products. We cannot guarantee that our agreements with our employees, consultants, advisors, sub-licensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to our products will provide meaningful protection.

It is possible that third parties may assert that our products infringe upon their proprietary rights, and it is virtually impossible for us to be certain that no infringement exists. Furthermore, because we have acquired some of the intellectual property used in our business from third parties, there are additional inherent uncertainties about the origin and ownership of the intellectual property that could contribute to our infringement exposure.

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

Any of these events could materially harm our cash flow, liquidity, and results of operations.

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

We cannot provide assurance we will not face claims resulting in substantial liability for which we are not fully insured. A partially or completely uninsured successful claim against us of sufficient magnitude could have a material adverse effect on our earnings and cash flows due the cost of defending against such a claim. Any product liability claim, even one that is not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development, which would have a material adverse effect on our business and results of operations. Product liability claims may result in reduced demand for our products, which would have a material adverse effect on our business and results of operations. In addition, the existence of a product liability claim could negatively affect the market price of our common stock.

We may not be able to secure and maintain adequate levels of product liability insurance coverage on acceptable terms, or at all.

Product liability insurance premiums are volatile. Should premiums increase significantly, it could have a material adverse effect on our earnings and cash flows due to the increase in operating costs that would result. We presently carry product liability insurance with coverage in an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may not be able to obtain adequate insurance in the future at an acceptable cost, or at all.

Our products, including products that are manufactured by third parties but distributed by us, may be subject to recall or product liability claims.

Our products, including products manufactured by third parties and distributed by us, are used in medical procedures; therefore all products sold by us must function with precision and accuracy. If our products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may have to withdraw such products from the market whether by choice or due to a regulatory order. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or an inappropriate design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition. In October 2005, RTI Biologics, Inc. or RTI, a distributor of allograft materials with whom we have a distribution relationship, announced a voluntary recall of some of its allograft tissue implants due to questions raised with respect to donor documentation on donated tissues received from an unaffiliated donor recovery organization. This recall affected some of the allograft tissue services distributed by Exactech. The ultimate effect of this recall on our results of operations, financial condition and cash flows is uncertain. Furthermore, we are currently a party to several product liability suits related to the products distributed by us on behalf of RTI. These suits generally allege, among other claims, that we negligently and intentionally distributed diseased, contaminated and/or defective allograft materials. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, a negative outcome of such litigation, including any finding of fraud, may have a material adverse effect on our business, operations and financial condition.

We partially depend on third parties for sales and marketing, and our inability to effectively utilize the services provided by these third parties would materially adversely impact our ability to generate sales.

With respect to international markets, we depend on independent sales representatives and distributors for the sale and marketing of certain of our products. Our contracts with distributors generally grant them the exclusive right to market our products in a specified territory. The distributor typically is set designated sales quotas. Our arrangements with our independent sales representatives and distributors typically do not preclude them from selling competitive products. Our success depends upon the expertise of our independent sales representatives and distributors and the acceptance of our products by our customers. Our inability to attract and retain qualified sales representatives and distributors would have a material adverse effect on our business, results of operations, financial condition and prospects.

As our international operations have grown, we have historically transitioned certain our international sales from independent international distributors to direct subsidiary sales operations. During such transitional periods, our revenues, expenses and related operating profits have been negatively impacted. We anticipate certain similar transitional periods in the future, which could negatively impact our results of operations, specifically on a quarterly basis. If we are unable to effectively manage significant distributor transitions, then we could experience a material adverse effect on our business, results of operations, financial condition and prospects.

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

We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;
•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;
•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	inability to retain and motivate management and other key personnel of the acquired businesses;
•	exposure to unforeseen liabilities of acquired companies, as well as risk of potential litigation arising from such acquisitions;
•	potential costly and time-consuming litigation, including shareholder lawsuits;
•

potential issuance of securities to equity holders of the company being acquired with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common shareholders;

•	the need to incur additional debt or use cash; and
•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

As a result of our significant growth and initiative to acquire businesses we could experience significant strain on internal resources impacting the design and effectiveness of certain internal control processes. As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

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

The international component of our business has been growing, and difficulties presented by international economic, political, legal, accounting and business conditions could harm our business, including restrictions under our current credit facility.

The international component of our business has been growing. For the years ended December 31, 2011, 2010, and 2009, 35%, 31% and 31% of our total revenues, respectively, were generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Additionally, our current credit facility contains limits on the aggregate amount of funding that we may provide to our foreign subsidiaries, which may impair our ability to grow our international operations.

Any one or more of these factors could materially and adversely affect revenues, liquidity and results of operations.

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our common stock has been volatile (ranging from $12.90 per share to $19.04 per share during the 52-week trading period ended March 9, 2012). Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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

As of March 9, 2012, we had 13,159,749 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.2%, or 24,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 9, 2012) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Existing shareholders’ interest in us may be diluted by additional issuances of equity securities.

We expect to issue additional equity securities, to fund the acquisition of additional businesses and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing shareholders and may reduce the share price of our common stock.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of common stock only upon the sale of the shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock, and our current credit facility contains certain restrictions on our ability to pay cash dividends. Therefore, an investor in our common stock may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

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

None.

ITEM 2.  PROPERTIES

We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	186,995
Sales office and warehouse	Illkirch, France	5,188

Leased Property
Facility	Location	Square Feet	Lease Term Expiration Date	Annual Rental ($)
SE Ohio Sales Office	Lima, OH	2,327	04/30/2014	35,000
Canada Sales Office	Mt. Hope, Ontario	4,200	08/31/2013	22,000
Instrument Manufacturing	Sarasota, FL	13,125	06/30/2013	124,000
Manufacturing Shop	Sarasota, FL	10,000	05/31/2012	113,000
Research Office	Hsinchu, Taiwan	849	12/31/2012	13,000	(1)
Office Space	Taipei, Taiwan	270	10/15/2012	1,000	(1)
Sales Office	Redditch, England	800	03/31/2013	13,000	(1)
Sales Office	Tokyo, Japan	2,239	01/31/2012	86,000	(1)
Sales Office	Shanghai, PROC	3,650	02/28/2012	78,000	(1)
Sales Office	Beijing, PROC	773	02/14/2014	16,000	(1)
Warehouse (Lille)	Capinghem, France	3,714	08/14/2016	59,000	(1)
Office Space	Illkirch, France	2,217	03/31/2012	35,000	(1)
Sales Office	Gijon, Spain	6,232	03/01/2017	94,000	(1)
Warehouse	Gijon, Spain	3498	05/19/2016	62,000	(1)
Sales Office	Madrid, Spain	1,504	08/01/2012	36,000	(1)
Sales Office	Malaga, Spain	1,066	05/01/2012	16,000	(1)
Sales Office	Sevilla, Spain	677	05/01/2012	13,000	(1)
Sales Office	Barcelona, Spain	955	06/01/2012	23,000	(1)
Sales Office	Barcelona, Spain	969	10/28/2012	13,000	(1)
Sales Office	Barcelona, Spain	861	8/21/2012	16,000	(1)
Sales Office	Valencia, Spain	269	06/01/2012	15,000	(1)
Sales Office	Pamplona, Spain	1,897	05/01/2014	19,000	(1)
Sales Office	Palma de Mallorca, Spain	1,346	06/01/2011	16,000	(1)
Sales Office	Kiel, Germany	2,002	12/31/2017	20,000	(1)
International Headquarters	Bern, Switzerland	1,787	12/29/2016	54,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2011 exchange rates.

In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to a products liability suit related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we have tendered the case to RTI. While we believe that the claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At

December 31, 2011, we had $65,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On December 7, 2010, we entered into a twelve-month Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, and a five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement (“CSA”), we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We previously accrued approximately $3.5 million for an anticipated settlement and legal expenses related to this investigation, and therefore, these agreements did not materially impact our results of operations. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledges that it does not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, the USAO has agreed not to prosecute us in connection with the Subject Matter provided that we comply with our obligations under the DPA during its term. Additionally, pursuant to the DPA, an independent monitor will review and evaluate our compliance with our obligations under the DPA monitorship. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” for more information about our obligations under these agreements. On December 6, 2011, we entered into an amendment to the DPA with the USAO that extended its term through March 8, 2012. Exactech agreed to the extension, at the request of the USAO, to allow the monitor additional time to test compliance systems. The USAO did not allege any breach by Exactech in requesting the extension, and the Amendment made no other changes to the DPA. On March 8, 2012, upon the recommendation of the Monitor and the agreement of the USAO, the Company successfully concluded the DPA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts. In January 2012, MBA appealed the judge’s decision, and Exactech has submitted its written response opposing the appeal. While it is not possible to predict with certainty the outcome of the appeal, we believe that MBA’s appeal is without merit. We intend to vigorously defend ourselves against this appeal.

ITEM 4.  Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2011	High	Low
First Quarter	$19.24	$16.16
Second Quarter	18.90	16.86
Third Quarter	19.00	12.90
Fourth Quarter	17.34	13.06
2010
First Quarter	$21.13	$15.44
Second Quarter	22.34	16.25
Third Quarter	18.10	14.03
Fourth Quarter	19.23	14.40

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

As of March 9, 2012 we had approximately 219 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,339	$16.41	824
Equity compensation plans not approved by security holders	—	—	—

Total(2)	1,339	$16.41	824

(1)

The 2009 Executive Incentive Compensation Plan, as amended, which was originally approved by shareholders at our Annual Meeting on May 7, 2009, superseded and consolidated all of our previous incentive stock plans.

(2)	See Note 11 to our consolidated financial statements for additional information regarding our stock option awards.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2006 to December 31, 2011 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.

The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2006 to December 2011. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.

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

	Year Ended December 31, 2011
(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Statement of Income Data:
Net sales	$205,397	$190,483	$177,310	$161,730	$124,209
Cost of goods sold	64,847	63,961	65,002	58,620	43,758
Gross profit	140,550	126,522	112,308	103,110	80,451
Operating expenses:
Sales and marketing	77,243	66,123	55,318	51,263	38,699
General and administrative	21,969	17,622	21,797	16,471	10,984
Research and development	13,059	13,631	11,533	9,255	8,126
Impairment loss	—	—	—	—	1,519
Depreciation and amortization	14,455	10,744	8,930	7,569	6,156
Total operating expenses	126,726	108,120	97,578	84,558	65,484
Income from operations	13,824	18,402	14,730	18,552	14,967
Other income (expense):
Interest expense, net	(1,117)	(636)	(683)	(1,096)	(950)
Other income (expense)	97	64	65	485	(72)
Foreign currency exchange gain (loss)	506	391	60	(229)	(152)
Income before provision for income taxes	13,310	18,221	14,172	17,712	13,793
Provision for income taxes	4,484	7,756	5,845	6,521	4,859
Income before equity in loss of other investments	8,826	10,465	8,327	11,191	8,934
Equity in net loss of other investments	—	—	—	(98)	(451)
Net income	8,826	10,465	8,327	11,093	8,483
Basic earnings per common share	$0.67	$0.81	$0.65	$0.90	$0.73
Diluted earnings per common share	$0.67	$0.80	$0.65	$0.87	$0.72

(in thousands)	2011	2010	2009	2008	2007

Balance Sheet Data:
Total current assets	$119,231	$112,539	$97,468	$100,572	$70,863
Total assets	232,612	219,993	171,020	167,520	116,459
Total current liabilities	27,068	26,064	23,745	21,789	17,167
Total long-term debt, net of current portion	45,917	41,709	13,015	22,412	9,025
Total liabilities	77,285	74,577	39,267	45,905	28,821
Total shareholders' equity	155,327	145,416	131,753	121,615	87,638

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in "Item 8. Financial Statements and Supplementary Data." The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in "Cautionary Note Regarding Forward-Looking Statements" and "Item lA. Risk Factors" contained in this Annual Report on Form 10-K.

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

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses primarily consists of operational expenses related to our international distribution subsidiaries and payments made to independent sales representatives for their services to hospitals and surgeons on our behalf. The payments to independent sales representatives tend to be variable in nature and related to sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.

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

Overview of 2011

Total sales increased 8% to $205.4 million during 2011 from $190.5 million in 2010. Gross profit margin increased to 68% in 2011 from 66% in 2010. International sales of $72.4 million, which represented 35% of total sales in 2011, increased 24%, as compared to $58.5 million, or 31% of total sales in 2010. Increases in operating expenses in 2011 were driven by additional expenses related to new product lines, international expansion and costs associated with our compliance programs. In 2011 compliance and legal costs increased to $4.5 million from $1.3 million in 2010 due to additional compliance and related legal costs associated with our deferred prosecution agreement, or DPA, with the DOJ. Overall, operating expenses increased 17% during 2011, resulting in a 25% decrease in income from operations as compared to 2010. Income before provision for income taxes decreased 27% to $13.3 million from $18.2 million in 2010. Net income decreased 16% from the prior year, equaling 4% of sales, as compared to 5% of sales achieved in 2010.

On the balance sheet, at the end of 2011, working capital increased 7% to $92.2 million from $86.5 million in 2010. This change in working capital was due to the increased accounts receivable levels as a result of our expansion efforts and heightened sales. Current liabilities increased 4% to $27.1 million from $26.1 million, and the long-term liabilities increase to $50.2 million from $48.5 million at the end of 2010 attributed to the increase in the line of credit used to fund our expansion efforts. As a result, total outstanding debt increased during 2011 to $46.6 million from $42.8 million at the end of 2010.

The following table includes the net revenue and percentage of net sales for each of our product lines for the years ended December 31, 2011, 2010 and 2009:

Sales by Product Line
(dollars in thousands)
	Year Ended						2011-2010	2010-2009
	December 31, 2011		December 31, 2010		December 31, 2009		% Change	% Change
Knee	$80,088	39.0%	$76,509	40.1%	$75,833	42.8%	4.7	0.9
Hip	33,688	16.4	28,710	15.1	26,826	15.1	17.3	7.0
Biologics & Spine	24,341	11.9	27,987	14.7	27,440	15.5	(13.0)	2.0
Extremities	39,923	19.4	30,033	15.8	22,829	12.9	32.9	31.6
Other Products	27,357	13.3	27,244	14.3	24,382	13.7	0.4	11.7

Total	$205,397	100.0%	$190,483	100.0%	$177,310	100.0%	7.8	7.4

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2011 as compared to 2010, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2010 as compared to 2009, and the dollar and percentage change from year to year and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Year Ended			2011 - 2010		2010 - 2009
	December 31,			Incr (decr)		Incr (decr)		% of Sales
	2011	2010	2009	$	%	$	%	2011	2010	2009
Net sales	205,397	190,483	177,310	14,914	7.8	13,173	7.4	100.0	100.0	100.0
Cost of goods sold	64,847	63,961	65,002	886	1.4	(1,041)	(1.6)	31.6	33.6	36.7
Gross profit	140,550	126,522	112,308	14,028	11.1	14,214	12.7	68.4	66.4	63.3
Operating expenses:
Sales and marketing	77,243	66,123	55,318	11,120	16.8	10,805	19.5	37.6	34.7	31.2
General and administrative	21,969	17,622	21,797	4,347	24.7	(4,175)	(19.2)	10.7	9.2	12.3
Research and development	13,059	13,631	11,533	(572)	(4.2)	2,098	18.2	6.4	7.2	6.5
Depreciation and amortization	14,455	10,744	8,930	3,711	34.5	1,814	20.3	7.0	5.6	5.0
Total operating expenses	126,726	108,120	97,578	18,606	17.2	10,542	10.8	61.7	56.7	55.0
Income from operations	13,824	18,402	14,730	(4,578)	(24.9)	3,672	24.9	6.7	9.7	8.3
Other expenses, net	(514)	(181)	(558)	(333)	184.0	377	(67.6)	(0.2)	(0.1)	(0.3)
Income before taxes	13,310	18,221	14,172	(4,911)	(27.0)	4,049	28.6	6.5	9.6	8.0
Provision for income taxes	4,484	7,756	5,845	(3,272)	(42.2)	1,911	32.7	2.2	4.1	3.3
Net income	8,826	10,465	8,327	(1,639)	(15.7)	2,138	25.7	4.3	5.5	4.7

Net Sales

Net sales increased 8% to $205.4 million for the year ended 2011 from $190.5 million in 2010. Sales of knee implant products increased 5% to $80.1 million as compared to $76.5 million for 2010, as we continued the introduction of our Logic PS knee system. Sales of hip implant products increased 17% to $33.7 million as compared to $28.7 million for 2010 due to the continued interest in our expanded

Novation hip system. Our extremities sales increased 33% to $39.9 million as compared to $30.0 million for 2010 due to the continued market acceptance of our Equinoxe shoulder replacement systems. We experienced a reduction of 13% in our biologic and spine services sales to $24.3 million as compared to $28.0 million for 2010. Sales of other products increased less than 1% to $27.4 million as compared to $27.2 million for 2010 as a result of sales growth of our cement products offset by sales contraction from other products from our distributors. Internationally, net sales increased 24% to $72.4 million, representing 35% of total sales, from $58.5 million, or 31% of total sales, during 2010. The international sales growth is a result of our continued expansion efforts. Domestically, sales increased 1% during 2011 to $133.0 million from $132.0 million in 2010.

Net sales increased 7% to $190.5 million for the year ended 2010 from $177.3 million in 2009. Sales of knee implant products increased 1% to $76.5 million during 2010 as compared to $75.8 million for 2009, as we continued the introduction of our Logic PS knee system. Sales of hip implant products increased 7% to $28.7 million during 2010 as compared to $26.8 million for 2009 due to the continued interest in our expanded Novation hip system. Extremities revenues increased 32% to $30.0 million as compared to $22.8 million for 2009 due to the continued market acceptance of our Equinoxe® shoulder replacement systems. We experienced growth of 2% in our biologic and spine services revenue to $28.0 million as compared to $27.4 million for 2009 partially due to our expanded spine product line. Sales of other products increased 12% to $27.2 million during 2010 as compared to $24.4 million for 2009 as a result of sales growth of our cement and other products from our distributors. Internationally, net sales increased 6% to $58.5 million during 2010, representing 31% of total sales, from $54.9 million, also 31% of total sales, during 2009. Domestically, sales increased 8% during 2010 to $132.0 million from $122.4 million in 2009.

Gross Profit

Gross profit increased 11% to $140.6 million in 2011, or 68% gross profit margin, from $126.5 million, or 66% gross profit margin in 2010, which was primarily due to growth in our expanding higher margin direct international operations. Gross profit increased 13% to $126.5 million in 2010, or 66% gross profit margin from $112.3 million or 63% in 2009, which was primarily due to growth in the domestic market and direct international operations with generally higher gross margin sales. We expect gross margins to range from flat to an increase of 0.5% during 2012, as we expect a stable mix of direct business in our international operations, and we continue to focus on improving manufacturing efficiencies through process improvement initiatives.

Operating Expenses

Sales and marketing expenses increased 17% in 2011 to $77.2 million from $66.1 million in 2010, as we continued our international growth efforts in direct distribution operations in Germany, Spain, and Japan. As a percentage of sales, sales and marketing expenses were 38% for 2011, as compared to 35% for 2010. Sales and marketing expenses increased 20% in 2010 to $66.1 million from $55.3 million in 2009, due to our growth efforts in the international markets, which included expenses in our new distribution subsidiaries in Germany and Spain. As a percentage of sales, sales and marketing expenses were 35% for 2010, compared to 31% for 2009. We expect that sales and marketing expenses in 2012 will range from being stable to slightly higher than in 2011 on a percentage of sales basis, as we expect these expenses to increase between 5% and 10%.

General and administrative expenses increased 25% to $22.0 million in 2011 from $17.6 million in 2010. The increase was primarily due to increased compliance and legal costs related to the DPA agreement with the DOJ. During 2011, compliance spending increased to $4.5 million as compared to $1.3 million in 2010. As a percentage of sales, general and administrative expenses increased to 11% for the year ended December 31, 2011, as compared to 9% in the year ended December 31, 2010. Excluding the compliance expenses, general and administrative expenses decreased slightly to 8% of sales for 2011 from 9% of sales for 2010. General and administrative expenses decreased 19% in 2010 from 2009. The decrease was due to a reduction in expenses and settlement costs related to the Department of Justice inquiry. During 2012 we anticipate approximately $3.0 million in compliance related expenses and therefore expect general and administrative expenses to range from a 1-5% increase. See Liquidity and Capital Resources-Operating Activities later in this MD&A for further discussion of the Department of Justice inquiry.

Research and development expenses decreased 4% to $13.1 million in 2011 from $13.6 million in 2010, primarily as a result of lower prototype costs. Research and development expenses increased 18% to $13.6 million in 2010 from $11.5 million in 2009, primarily related to product development expenses related to knee system improvements, product line extensions in our extremities segment, and improvements in our surgical instrumentation. As a percentage of sales, research and development expenses decreased to 6% for 2011 from 7% for 2010, and remained at 7% for both 2010 and 2009. As we continue to invest in ongoing development projects in all of our product segments, we expect research and development expenditures to increase between 13-17% in 2012 and be in the range of 7% to 8% of total sales.

Depreciation and amortization expenses increased 35% in 2011 to $14.5 million from $10.7 million in 2010, as we invested $24.9 million in capital expenditures, including $3.4 million to purchase manufacturing equipment, and $20.1 million in surgical instrumentation. Depreciation and amortization expenses increased 20% in 2010, to $10.7 million from $8.9 million in 2009, as we invested $25.6 million in capital expenditures, including $2.8 million in facility expansion, $4.0 million to purchase manufacturing equipment, and $18.3 million in surgical instrumentation. Capital expenditures in 2012 are anticipated to range from $18 million to $22 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and an expansion of our distribution channels.

Income from Operations

Income from operations decreased 25% to $13.8 million in 2011 from $18.4 million in 2010, which was due to an increase in expenses related to compliance and legal costs, as well as increased expenses from our expanded operations. As a percentage of sales, income from operations decreased to 7% in 2011 from 10% in 2010. Income from operations increased 25% to $18.4 million in 2010 from $14.7 million in 2009, which was due to the reduction in expenses related to the DOJ inquiry, partially offset by increased expenses from our expanded operations. As a percentage of sales, income from operations increased to 10% in 2010 from 8% in 2009. See later in this Management’s Discussion and Analysis under Non-GAAP Financial Measures, for adjusted income from operations excluding the compliance and legal expenses and a reconciliation of income from operations excluding these charges.

Other Income and Expenses

Other expenses, net of other income, increased 184% to $0.5 million in 2011 from $0.2 million in 2010, primarily related to increased interest expense due to our increased line of credit balance, which was partially offset by gains on foreign currency transactions. Other expenses, net of other income, decreased 68% to $0.2 million in 2010 from $0.6 million in 2009, as interest expense decreased due to lower interest rates during the year, as well as a gain on foreign currency transactions. Looking forward, we expect other expenses, net of other income, to increase as interest expense is incurred on increased average borrowings outstanding under our line of credit for the full year.

Taxes and Net Income

Income before provision for income taxes decreased 27% in 2011 from 2010. The effective income tax rate, as a percentage of income before taxes, for 2011 was 33.7%, as compared to 42.6% in 2010. The decrease in the effective rate during 2011 was primarily due to a larger percentage of our sales and profits being in tax jurisdictions outside the U.S. with lower effective tax rates. Income before provision for income taxes increased 29% in 2010 from 2009. The effective income tax rate, as a percentage of income before taxes, for 2010 was 42.6%, as compared to 41.2% in 2009. The increase in the effective rate during 2010 was primarily the result of losses incurred in the direct sales operations that did not result in effective tax rate benefit during 2010. In 2012, we expect the effective tax rate to be approximately 33% based on the expected mix of international sales and profits.

As a result of the foregoing, we realized a decrease in net income of 16% in 2011 to $8.8 million, representing 4% of sales, and diluted earnings per share of $0.67, as compared to net income of $10.5 million, or 5% of sales and diluted earnings per share of $0.80, in 2010, which was an increase of 26% compared to net income of $8.3 million and diluted earnings per share of $0.65 in 2009.

Non-GAAP Financial Measures

In addition to providing results that are determined in accordance with accounting principles generally accepted in the United States, referred to as GAAP, we have provided certain financial measures that are not in accordance with GAAP. Our non-GAAP financial results and metrics of sales and operating expenses on a constant currency basis are provided to assist investors in the comparison of our operating performance without the impact of currency exchange fluctuations related to our operations where the functional currency is not in U.S. Dollars, or USD. Financial results and metrics that are adjusted for constant currency are calculated by restating current period activity into USD using the comparable prior period’s foreign currency exchange rates. Our non-GAAP financial measures of adjusted net income and adjusted diluted earnings per share exclude the charges we incurred in relation to the DOJ inquiry in 2010 and the DPA related monitorship and enhanced HCP compliance program costs in 2011, less the tax effect of the charges. Because the DOJ inquiry and DPA related monitorship costs are unique events, not directly related to our normal operations, we believe these non-GAAP financial measures may help investors better understand and compare our operating results and trends by eliminating the unusual components included in GAAP financial measures.

The following table compares the total percent increase in sales by product line per U.S. GAAP sales compared to sales calculated on a constant currency basis.

	2011 - 2010 Change		2010 - 2009 Change
	U.S. GAAP	Constant Currency	U.S. GAAP	Constant Currency
Knee Products	4.7%	3.1%	0.9%	(3.8)%
Hip Products	17.3	15.0	7.0	3.7
Biologics & Spine	(13.0)	(13.7)	2.0	(0.2)
Extremity	32.9	32.4	31.6	29.6
Other Products	0.4	(0.9)	11.7	12.2
Total	7.8	6.5	7.4	4.4

Adjustments to operating expenses for constant currency impact and HCP related expenses for the years ended December 31, 2011, 2010, and 2009 are reconciled below (in thousands, except percentages):

	Years Ended December 31,			2011 –2010	2010–2009
	2011	2010	2009	Incr/(Decr)	Incr/(Decr)
Total operating expense	$126,726	$108,120	$97,578	17.2%	10.8%
Constant currency impact	(2,628)	(7,499)	978

	124,098	100,621	98,556	23.3	2.1
HCP related expenses	(4,544)	(1,284)	(7,018)

Adjusted operating expenses	$119,554	$99,337	$91,538	20.4%	8.5%

Excluding the impact of the pre-tax expenses of $4.5 million for the management of our HCP compliance program and other DPA monitorship related expenses recognized during 2011, and $1.3 million during 2010, adjusted income from operations for the year ended December 31, 2011, decreased 7% to $18.4 million from $19.7 million during 2010. Excluding the impact of the pre-tax expenses of $4.5 million for the compliance and monitorship expenses recognized during 2011, adjusted net income for 2011, increased 4% to $11.7 million, as compared to an adjusted 2010 net income of $11.3 million, adjusted for elimination of the DOJ inquiry related expenses recognized during 2010. Adjusted diluted earnings per share for 2011 increased to $0.89 as compared to adjusted diluted earnings per share of $0.86 for 2010.

Excluding the impact of the pre-tax expenses of $1.3 million for the DOJ inquiry recognized during 2010, and $7.0 million during 2009, adjusted income from operations for 2010, decreased 9% to $19.7 million from $21.7 million adjusted income from operations during 2009. Excluding the impact of the pre-tax expenses of $1.3 million for the DOJ inquiry recognized during 2010, adjusted net income for 2010 decreased 15% to $11.3 million, as compared to an adjusted 2009 net income of $13.2 million. Adjusted diluted earnings per share for 2010 decreased to $0.86 as compared to adjusted diluted earnings per share of $1.03 for 2009. The adjusted decrease during 2010 reflected the higher costs associated with the expansion of our international direct distribution operations.

The reconciliations of these non-GAAP financial measures are as follows (in thousands, except per share amounts):

	Year Ended
	December 31,
	2011	2010	2009
Income from operations	$13,824	$18,402	$14,730
Adjustments for HCP compliance and legal expenses related to DPA, pre-tax	4,544	1,284	7,018

Adjusted income from operations–excluding HCP related expenses	$18,368	$19,686	$21,748

	Year Ended
	December 31,
	2011	2010	2009
Net Income	$8,826	$10,465	$8,327
Adjustments for HCP compliance and legal expenses related to DPA:
HCP compliance and legal expenses , pre-tax	4,544	1,284	7,018
Income tax benefit	(1,658)	(483)	(2,103)

Adjustments, net of tax	2,886	801	4,915

Adjusted net income–excluding HCP compliance and legal expenses	$11,712	$11,266	$13,242

Diluted earnings per share	$0.67	$0.80	$0.65
Adjustment of HCP compliance and legal expenses , net	0.22	0.06	0.38

Adjusted diluted earnings per share	$0.89	$0.86	$1.03

The weighted-average diluted shares outstanding used in the calculation of these non-GAAP financial measures are the same as the weighted-average shares outstanding used in the calculation of the reported per share amounts.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, sales of equity securities and cash flows from operating activities. At December 31, 2011, we had working capital of $92.2 million, an increase of 7% from $86.5 million at the end of 2010. Working capital in 2011 increased due to the increased accounts receivable resulting from our sales increase during 2011. We expect that cash flows from operating activities and borrowing under our line of credit will be sufficient to meet our commitments and cash requirements in the following twelve months and for the foreseeable future. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. See Item 1A. Risk Factors for discussion on the capital markets.

Operating Activities

Operating activities provided net cash of $20.4 million for 2011, as compared to $6.4 million in 2010, partially as a result of a decrease in total inventory of $1.2 million as compared to an increase in inventory of $14.3 million in 2010. Looking forward, we anticipate the inventory balance to be relatively stable during the first quarter of 2012 and then increase during the second and third quarters of 2012 due to new product releases and inventory increases in our distribution subsidiaries and then stabilize again by year end.

In 2011 our total accounts receivable balances increased 15% to $45.9 million from $39.8 million in 2010 and the total days sales outstanding (DSO) ratio, based on average accounts receivable balances, increased from 70 for 2010 to 75 for 2011. As we continue to expand our operations internationally, our DSO ratio could continue to increase, as international credit terms tend to be longer than the credit terms in the United States. Our allowance for doubtful accounts and sales return allowance at December 31, 2011, increased to $3.2 million as compared to $2.8 million at December 31, 2010, principally as a result of the overall increase in total accounts receivable outstanding. We cannot give assurances that the transitioning to direct sales outside the United States will not result in a larger amount of bad debt expense and a corresponding increase in this allowance. There have not been any significant changes in our credit terms and policies and we anticipate accounts receivable to continue to increase based on sales growth.

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to a products liability suit related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we have tendered the case to RTI. While we believe that the claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2011, we had $65,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On December 7, 2010, we entered into a twelve-month Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, and a five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement (“CSA”), we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We previously accrued approximately $3.5 million for an anticipated settlement and legal expenses related to this investigation, and therefore, these agreements did not materially impact our results of operations. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledges that it does not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, the USAO has agreed not to prosecute us in connection with the Subject Matter provided that we comply with our obligations under the DPA during its term. Additionally, pursuant to the DPA, an independent monitor will review and evaluate our compliance with our obligations under the DPA monitorship. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” for more information about our obligations under these agreements. On December 6, 2011, we entered into an amendment to the DPA with the USAO that extended its term through March 8, 2012. Exactech agreed to the extension, at the request of the USAO, to allow the monitor additional time to test compliance systems. The USAO did not allege any breach by Exactech in requesting the extension, and the Amendment made no other changes to the DPA. On March 8, 2012, upon the recommendation of the Monitor and the agreement of the USAO, the Company successfully concluded the DPA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit, MBA alleges, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Iberica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts. In January 2012, MBA appealed the judge’s decision, and Exactech has submitted its written response opposing the appeal. While it is not possible to predict with certainty the outcome of the appeal, we believe that MBA’s appeal is without merit. We intend to vigorously defend ourselves against this appeal.

Investing Activities

Investing activities used $24.6 million of net cash during 2011, including cash outlays of approximately $23.7 million for investment in manufacturing equipment, facility expansion, and surgical instrumentation. Additionally, we expended net cash of $0.9 million for intangible licenses expenditures. During 2010, we used net cash of $35.8 million, including $24.9 million for investments in equipment and technology and $9.3 million for our business combinations and asset acquisition discussed below. In 2012, investment in capital expenditures is estimated to be in the range of $18 million to $22 million to continue to support surgical instrumentation for product launches, increased manufacturing capacity and expansion of our facilities.

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

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. This agreement is terminable at will by either party. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2011, 2010 and 2009, as compensation under the consulting agreement. The consulting agreement continues post acquisition.

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. The total purchase price of approximately $10.3 million was paid, in a combination of cash and Exactech common stock, to certain shareholders of France Medica over a three year period. The final contingent installment for a translated amount of $420,000, based on the exchange rate as of the end of June 2011 of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets. As of December 31, 2011, we recognized goodwill of $3.1 million for the acquisition and currency translation effect of $(370,000), for a final adjustment to goodwill of $2.7 million.

New International Operations Center – Exactech International Operations

During 2010, we established an international sales office in Switzerland, to manage the international sales and marketing efforts for our foreign subsidiaries. In January 2011, we renamed our international sales office to Exactech International Operations, Ltd (“EIO”), and relocated the office to Bern, Switzerland, as part of our realignment of our foreign subsidiaries and operations. The equity ownership of our foreign subsidiaries, with the exception of our Chinese operations, was transferred to EIO. EIO also acquired certain licenses to our intangibles to allow the use of our intellectual property outside the U.S. These actions have been undertaken to streamline and consolidate our international operations with the expectation of achieving improved customer service, cost savings, and international tax efficiency.

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”). The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter of 2010. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a gross sales return of approximately $2.9 million that resulted in a related net gross margin return allowance of $1.4 million recorded against accounts receivable for this distributor on the consolidated balance sheet as of December 31, 2011.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2011, we have paid approximately $1.6 million for the licenses, patents, and tangible assets related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities

Financing activities provided net cash of $5.0 million during 2011, as compared to net cash provided of $30.6 million during 2010. During 2011 we received proceeds of $1.2 million from the issuance of common stock, and had net borrowings under our credit line of $4.9 million, as compared to net borrowings of $29.8 million for 2010, which was a result of funding our acquisitions in 2010. Borrowings outstanding under our commercial debt facilities decreased in 2011 by $1.1 million as a result of repayments during the year.

Long-term Debt

In September 2002, we entered into a long-term commercial construction loan of up to $4.2 million, bearing interest at a rate equal to one month LIBOR plus 1.5%, with a local lending institution, secured by an existing letter of credit, to fund the expansion of our corporate facility. At December 31, 2011, there was $2.3 million outstanding under this loan bearing a variable rate of interest equal to 1.8%. In October 2005, we entered into a long-term commercial real estate loan of $4.0 million, bearing interest at a rate of one month LIBOR plus 1.53%, with a local lending institution to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. This variable rate debt was fixed at 6.6% interest by entering into an interest swap agreement as a cash flow hedge. At December 31, 2011, there was $1.9 million outstanding under this loan.

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation, or SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement was originally composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement was a swingline note for $3 million, whereby excess bank account cash balance was swept into the swingline to reduce the outstanding balance. Interest on the notes consisted of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA. On November 10, 2010, we entered into an amendment to the Credit Agreement, which provided us with an accordion facility that permitted us to increase the revolver commitment available by an amount up to $15 million, provided that aggregate commitments available under the Credit Agreement may not exceed $55 million. Interest on the accordion facility accrued at an applicable margin between 2.35% and 2.50% above the LIBOR rate at the time of exercising the accordion. Additionally, the amendment amended certain terms of the Credit Agreement in respect to the calculation of the fixed charge coverage ratio as well as covenants relating to the our ability to effect transactions involving our subsidiaries. We paid aggregate closing costs of $172,000 for the Credit Agreement and amendment, which we were expensing over the life of the Credit Agreement. Additional administrative fees were due and expensed each fiscal quarter based on a percentage of the unused revolver balance. The Credit Agreement had a five year term and the lending commitments under it were to terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The outstanding balance under the Credit Agreement could be prepaid at any time without premiums or penalties. As of December 31, 2011, there was $42.4 million outstanding under the revolving line of credit bearing an interest rate of 2.62% for the accordion portion and 2.02% for the remainder.

Our Credit Facility and other loans contain customary affirmative and negative covenants including certain financial covenants with respect to our consolidated net worth, interest and debt coverage ratios and limits on capital expenditures, dividends, debt incurrence and liens in addition to other restrictions. We were in compliance with such covenants at December 31, 2011.

On February 24, 2012, we entered into a revolving credit and term loan agreement for an aggregate principal amount of $100 million, referred to as the New Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The New Credit Agreement is composed of a $30 million term loan facility and revolving credit line in an aggregate principal amount of up to $70 million, of which, a portion is a swingline note for $5 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the New Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5 million. Proceeds from the New Credit Agreement were used to pay all amounts outstanding under our Credit Agreement described above, together with our other outstanding loan balances.

Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent ( 1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars at approximately for a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement has a five year term expiring on February 24, 2017.

The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. All long-term debt instruments outstanding as of December 31, 2011, including our Credit Agreement described above, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.

The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00.

As of December 31, 2011, our cash and short-term investments held in jurisdictions outside of the U.S. were $4.7 million, and are expected to be indefinitely reinvested for use in foreign operations. Cash balances held in the U.S. are swept into our swing line note, as discussed above, to reduce any outstanding balances due under that debt instrument.

Other Commitments and Contingencies

At December 31, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.1 million and outstanding commitments for the purchase of capital equipment of $3.0 million. Purchases under our distribution agreements were $6.9 million, $8.7 million, and $8.9 million in 2011, 2010, and 2009, respectively.

As of December 31, 2011, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management protested the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on verbal assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our protest against the State of Florida, we could have a maximum potential liability of $3.0 million for the tax period audited through December 31, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012 we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. We are currently evaluating administrative hearing and legal options to contest this decision; however, there can be no assurances that we will ultimately prevail in our approach against the decision.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations at December 31, 2011 (in thousands):

	$ 69,022	$ 69,022	$ 69,022	$ 69,022	$ 69,022
	Payments Due by Period

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter

Commercial construction loan(3)	2,305	210	420	420	1,255
Commercial real estate loan(3)	1,850	438	968	444	—
Line of credit(3)	42,410	—	42,410	—	—
Interest on long-term debt (1) (3)	1,662	992	541	63	66
Operating leases	4,019	1,426	1,722	733	138
Capital Lease minimum lease payments	322	73	146	103	—
Other long-term obligations(2)	344	51	293	—	—
Purchase obligations	16,110	16,110	—	—	—

	$ 69,022	$ 19,300	$ 46,500	$ 1,763	$ 1,459

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2011, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)	Other long-term obligations include long-term liabilities assumed as a part of our acquisitions during 2008.

(3)	During the first quarter of 2012, we entered into the New Credit Agreement and paid in full the outstanding debt obligations.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

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

Allowance for Doubtful Accounts and Sales Returns – Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2011, our allowance for doubtful accounts was $1.7 million as compared to $1.3 million at December 31, 2010, which increased in correlation with our increase in sales and the extended payment time frame for certain subsidiaries’ customers. As a percentage of accounts receivable, the allowance increased to 3.7% as compared to 3.3% at the prior year end. Included in the allowance for doubtful accounts for both 2011 and 2010, was an allowance for the uncollectible amount of $764,000 of accounts receivable due from our prior Spanish independent distributor. At December 31, 2011, our allowance for sales returns was $1.5 million compared to $1.4 million at December 31, 2010, as a result of our international sales growth and an additional estimated sales return, net of cost of goods sold, of $30,000 related to the nonrenewal of our agreement with our Spanish independent distributor. As of December 31, 2011, the estimated sales return, net of cost of goods sold, related to the Spanish independent distributor was $1.4 million. We cannot give assurances that the transitioning to direct sales outside the U.S. will not result in a larger amount of returned products with a corresponding increase in this allowance.

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

Excess and Obsolete Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances, when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2011, 2010, and 2009 were $570,000, $804,000, and $219,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2011, we determined that $7.3 million of inventory should be classified as non-current. As of December 31, 2010, we determined that $9.2 million of inventory should be classified as non-current.

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

Subsidiary Consolidation – Our wholly owned subsidiaries, Exactech Asia, Exactech (UK), Ltd, Exactech Japan, France Medica, Exactech Iberica, Exactech Deutschland, Exactech Taiwan, and Exactech International Operations, Ltd are fully consolidated after all material intercompany transactions and balances have been eliminated.

Accrued Liabilities – We are subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability claims. We accrue liabilities for such claims that are deemed to be probable and reasonably estimable based upon our experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, we disclose the loss contingency if it is reasonably possible that a loss may be incurred. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to us, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation. As of December 31, 2011, we have accrued charges of approximately $1.1 million for an estimate of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, of which $980,000 has been assessed by the State of Florida as of December 31, 2011, for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. See Note 9 to Notes to Consolidated Financial Statements for further discussion on the State of Florida assessment.

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

The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2011, we have recorded a contingent liability of $238,000 for management’s estimate of federal and state taxes on an uncertain tax position as to the deductibility of a portion of the payment made for the settlement agreement with the DOJ. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest and other expense. For the year ended December 31, 2011, estimated interest of $6,000 was recognized for the uncertain tax positions. We file income tax returns in the United States, various states, and foreign jurisdictions. Tax years 2008 and forward remain open to examination under United States statutes of limitation.

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

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option’s maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1.4 million, $2.0 million, and $1.1 million and income tax benefit of $257,000, $90,000, and $154,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following table sets forth information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $10,000 for 2012. The amounts presented approximate the financial instruments’ fair market value as of December 31, 2011, and the weighted average interest rates are those experienced during the fiscal year ended December 31, 2011 (in thousands, except percentages):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	2012	2013	2014	2015	Thereafter	Total
Liabilities
Commercial construction loan at variable interest rate	$210	$210	$210	$210	$1,465	$2,305
Weighted average interest rate	1.7%

Commercial real estate loan at fixed rate swap	438	468	500	444		1,850
Weighted average interest rate	6.6%
Line of credit at variable interest rate	—	42,410	—	—	—	42,410
Weighted average interest rate	1.4%

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), Pound Sterling (GBP), and Japanese Yen (JPY). During the year ended December 31, 2011, translation losses were $1.8 million, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR during the last three months of 2011. During the year ended December 31, 2010, translation losses were $1.1 million, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR in the first half of 2010.

In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $506,000, $391,000 and $60,000 for 2011, 2010 and 2009, respectively, primarily due to the effect of our European expansion and the strengthening of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited the consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company listed in Item 15(e). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina

March 15, 2012

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(in thousands, except share and per share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,663	$3,935
Trade receivables, net of allowances of $3,186 and $2,751	45,856	39,796
Prepaid expenses and other assets, net	3,948	3,384
Income taxes receivable	171	1,544
Inventories, current	61,724	61,602
Deferred tax assets	2,869	2,278

Total current assets	119,231	112,539
PROPERTY AND EQUIPMENT:
Land	2,209	2,210
Machinery and equipment	30,164	27,155
Surgical instruments	77,105	60,077
Furniture and fixtures	3,753	3,583
Facilities	17,930	16,365
Projects in process	2,141	3,669

Total property and equipment	133,302	113,059
Accumulated depreciation	(56,061)	(44,377)

Net property and equipment	77,241	68,682
OTHER ASSETS:
Deferred financing and deposits, net	1,016	881
Non-current inventories	7,334	9,191
Product licenses and designs, net	11,380	11,812
Patents and trademarks, net	1,589	1,938
Customer relationships, net	1,545	2,003
Goodwill	13,276	12,947

Total other assets	36,140	38,772

TOTAL ASSETS	$232,612	$219,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,909	$15,855
Income taxes payable	4,210	—
Accrued expenses	8,957	8,847
Other current liabilities	344	296
Current portion of long-term debt	648	1,066

Total current liabilities	27,068	26,064
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,520	6,175
Line of credit	42,410	37,556
Long-term debt, net of current portion	3,507	4,153
Other long-term liabilities	780	629

Total long-term liabilities	50,217	48,513

Total liabilities	77,285	74,577
COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 13,153,442 and 13,028,024 shares issued and outstanding	132	130
Additional paid-in capital	60,565	57,735
Accumulated other comprehensive loss, net of tax	(4,272)	(2,525)
Retained earnings	98,902	90,076

Total shareholders’ equity	155,327	145,416

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$232,612	$219,993

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
NET SALES	$205,397	$190,483	$177,310

COST OF GOODS SOLD	64,847	63,961	65,002

Gross profit	140,550	126,522	112,308

OPERATING EXPENSES:
Sales and marketing	77,243	66,123	55,318
General and administrative	21,969	17,622	21,797
Research and development	13,059	13,631	11,533
Depreciation and amortization	14,455	10,744	8,930

Total operating expenses	126,726	108,120	97,578

INCOME FROM OPERATIONS	13,824	18,402	14,730

OTHER INCOME (EXPENSE):
Interest income	8	5	13
Interest expense	(1,125)	(641)	(696)
Other income	97	64	65
Foreign currency exchange gain	506	391	60

Total other expenses	(514)	(181)	(558)

INCOME BEFORE INCOME TAXES	13,310	18,221	14,172

PROVISION FOR INCOME TAXES
Current	7,819	5,836	5,351
Deferred	(3,335)	1,920	494

Total provision for income taxes	4,484	7,756	5,845

NET INCOME	$8,826	$10,465	$8,327

BASIC EARNINGS PER SHARE	$0.67	$0.81	$0.65

DILUTED EARNINGS PER SHARE	$0.67	$0.80	$0.65

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2008	12,701	$127	$51,223	$71,284	$(1,019)	$121,615
Exercise of stock options	62	1	395	—	—	396
Issuance of restricted common stock for services	14	—	209	—	—	209
Issuance of common stock under Employee Stock Purchase Plan	47	—	538	—	—	538
Compensation cost of stock options	—	—	1,108	—	—	1,108
Tax benefit from exercise of stock awards	—	—	2	—	—	2
Comprehensive Income:
Net income	—	—	—	8,327	—	8,327
Change in fair value of cash flow hedge, net of tax	—	—	—	—	78	78
Change in currency translation	—	—	—	—	(520)	(520)

Other comprehensive loss						(442)

Comprehensive income						7,885

Balance, December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753
Exercise of stock options	157	2	1,463	—	—	1,465
Issuance of restricted common stock for services	10	—	167	—	—	167
Issuance of common stock under Employee Stock Purchase Plan	37	—	536	—	—	536
Compensation cost of stock options	—	—	1,989	—	—	1,989
Tax benefit from exercise of stock awards	—	—	105	—	—	105
Comprehensive Income:
Net income	—	—	—	10,465	—	10,465
Change in fair value of cash flow hedge, net of tax	—	—	—	—	2	2
Change in currency translation	—	—	—	—	(1,066)	(1,066)

Other comprehensive loss						(1,064)

Comprehensive income						9,401

Balance, December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416
Exercise of stock options	67	1	600	—	—	601
Issuance of restricted common stock for services	16	—	275	—	—	275
Issuance of common stock under Employee Stock Purchase Plan	42	1	579	—	—	580
Compensation cost of stock options	—	—	1,406	—	—	1,406
Tax effect from stock based awards activity	—	—	(30)	—	—	(30)
Comprehensive Income:
Net income	—	—	—	8,826	—	8,826
Change in fair value of cash flow hedge, net of tax	—	—	—	—	31	31
Change in currency translation	—	—	—	—	(1,778)	(1,778)

Other comprehensive loss						(1,747)

Comprehensive income						7,079

Balance, December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$8,826	$10,465	$8,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	435	1,916	(171)
Inventory allowance	570	804	219
Depreciation and amortization	16,116	12,234	10,205
Restricted common stock issued for services	275	167	209
Compensation cost of stock awards	1,406	1,989	1,108
Loss on disposal of equipment	730	467	336
Loss on impairment	—	1,063	—
Foreign currency exchange gain	(506)	(391)	(60)
Deferred income taxes	(3,335)	1,920	494
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(7,326)	(8,922)	(1,927)
Prepaids and other assets	(1,081)	(1,108)	442
Inventories	1,166	(14,279)	5,057
Accounts payable	(1,599)	7,017	(4,230)
Income taxes receivable/payable	5,551	(1,670)	253
Accrued expense and other liabilities	(828)	(5,251)	6,015

Net cash provided by operating activities	20,400	6,421	26,277

INVESTING ACTIVITIES:
Investment in escrow fund	—	—	(23)
Purchase of product licenses and designs	(859)	(1,486)	(2,127)
Purchase of spine assets	—	(3,078)	—
Purchases of property and equipment	(23,726)	(24,891)	(15,301)
Cost of patents and trademarks	—	(167)	(85)
Proceeds from sale of property and equipment	1	3	—
Acquisitions of subsidiaries, net of cash acquired	—	(6,218)	(386)

Net cash used in investing activities	(24,584)	(35,837)	(17,922)

FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	4,854	29,761	(7,008)
Principal payments on debt	(1,064)	(1,191)	(2,614)
Payments on capitalized leases	(31)	—	—
Debt issuance costs	(5)	(108)	(76)
Excess tax benefit from exercise of stock options	30	105	2
Proceeds from issuance of common stock	1,181	2,001	934

Net cash provided by (used in) financing activities	4,965	30,568	(8,762)

Effect of foreign currency translation on cash and cash equivalents	(53)	(106)	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	728	1,046	(396)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,935	2,889	3,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,663	$3,935	$2,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,024	$499	$548
Income taxes	2,401	8,081	5,608
Noncash investing and financing activities:
Purchase price supplement payable and purchase guarantee	420	—	209
Cash flow hedge, net of tax expense	31	2	78
Estimated sales and use tax liability	87	705	275
Spine assets purchase contingency payable	—	300	—
Capitalized lease additions	275	—	—

See notes to consolidated financial statements

EXACTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in more than thirty international markets through a network of independent distributors and wholly owned subsidiaries. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK, in France through France Medica, in Spain through Exactech Iberica, and in Germany through Exactech Deutschland.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Exactech, Inc. and its subsidiaries. Our subsidiary, Exactech Iberica, has been included in the consolidated financial statements as of the date of its start-up, January 2010. Our subsidiary Exactech Deutschland has been included in the consolidated financial statements as of the date of its start-up, April 1, 2010. Our subsidiary Brighton Partners has been included in the consolidated financial statements as of its acquisition date, May 24, 2010. Our subsidiary Exactech International Operations has been included in the consolidated financial statements as of the date of its start-up in May, 2010. References in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

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

Our accounts receivable consist primarily of amounts due from hospitals and international government healthcare agencies. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to independent international distributors in U.S. dollars; however, our international subsidiaries mainly invoice sales in their respective functional currencies, which make our accounts receivable subject to currency exchange rate risk. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of past due receivables.

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

Inventories – Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances, when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2011, 2010, and 2009 were $570,000, $804,000, and $219,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2011, we determined that $7.3 million of inventory should be classified as non-current. As of December 31, 2010, we determined that $9.2 million of inventory should be classified as non-current.

The following table summarizes inventory classification as of December 31, (in thousands):

	2011	2010
Raw materials	$17,269	$17,180
Work in process	1,443	1,192
Finished goods on hand	19,565	24,268
Finished goods on loan/consignment	30,781	28,153

Inventory total	69,058	70,793
Non-current inventories	7,334	9,191

Inventories, current	$61,724	$61,602

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $14.0 million, $10.9 million, and $9.0 million, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition – For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2011 and 2010, our allowance for sales returns was $1.5 million and $1.4 million, respectively. See Note 5 – Exactech Iberica for further discussion on the sales return allowance. Prices for international sales are fixed, and there are no incentives or contingent discounts offered. Shipping costs are recognized in cost of sales as incurred.

Shipping and Handling Costs – Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs – Deferred financing costs of $305,000 and $271,000 are stated net of amortization of $201,000 and $100,000 at December 31, 2011 and 2010, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

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

Interest and penalties associated with unrecognized tax benefits are classified as interest and other expense in the consolidated statements of income.

Other Taxes – Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statements of income. We have completed an assessment of our nexus for sales and use tax purposes in all states, and continue to evaluate changes in tax laws, and we feel that we are currently in compliance.

Accrued Expenses – Accrued expenses as of December 31, 2011 and 2010 consist of the following (in thousands):

	$00000000	$00000000	$00000000
	2011	2010
Commissions payable	$2,621	$3,088
Compensation payable	3,742	3,254
Royalties payable	1,181	1,023
Contingencies payable	1,067	1,280
Miscellaneous accrued expenses	346	202

	$8,957	$8,847

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

Options and Stock Awards – We account for stock-based compensation granted to our directors and employees in accordance with guidance issued by the FASB. The guidance requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize as compensation cost the fair value of our stock-based compensation granted to employees and directors.

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

Hedging Activities – We account for derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swap on a quarterly basis, and have determined the interest rate swap to be effective. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of our interest rate swap agreement is based on dealer quotes, and includes an adjustment for nonperformance risk. The change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $103,000 and $134,000 as of December 31, 2011 and 2010, respectively.

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the year ended December 31, 2011, translation losses were $1.8 million, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR during the last three months of 2011. During the year ended December 31, 2010, translation losses were $1.1 million, which were primarily due to the fluctuation in exchange rates and the weakening of the EUR in the first half of 2010. We may experience translation gains and losses during the year ending December 31, 2012; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income. We recognized currency transaction gains of $506,000, $391,000 and $60,000 for 2011, 2010 and 2009, respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is comprised of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	$0000000000	$0000000000	$0000000000
	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2009	$ (136)	$ (1,325)	$ (1,461)

2010 Adjustments	2	(1,066)	(1,064)

Balance December 31, 2010	$ (134)	$ (2,391)	$ (2,525)
2011 Adjustments	31	(1,778)	(1,747)

Balance December 31, 2011	$ (103)	$ (4,169)	$ (4,272)

New Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance that provides companies the option to first perform a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company determines that this is the case, it is required to perform the currently prescribed two step goodwill impairment test. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this updated authoritative guidance is not expected to have a significant impact on our Consolidated Financial Statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. This new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance is required retroactively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this updated authoritative guidance is not expected to have a significant impact on our Consolidated Financial Statements.

In May 2011, the FASB amended its guidance on fair value measurements and related disclosures. This new guidance is issued as part of the convergence project between U.S. GAAP and International Financial Reporting Standards (IFRS) on the requirements for measurement of and disclosures about fair value, and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes certain fair value measurement principles and enhances the disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this updated authoritative guidance is not expected to have a significant impact on our Consolidated Financial Statements.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

	$0000000000	$0000000000	$0000000000	$0000000000

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Interest Rate Swap	$169	$—	$169	$—

At December 31, 2010
Interest Rate Swap	$220	$—	$220	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and for the year ended December 31, 2011, we have determined the interest rate swap to be effective.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2011 and 2010 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2010	$1,042	$246	$7,553	$278	$692	$9,811
Acquired goodwill	2,606	379	—	134	184	3,303
Foreign currency translation effects	(76)	(24)	—	(19)	(48)	(167)

Balance as of December 31, 2010	3,572	601	7,553	393	828	12,947
Acquired goodwill	192	42	—	49	137	420
Foreign currency translation effects	(41)	(14)	—	(10)	(26)	(91)

Balance as of December 31, 2011	$3,723	$629	$7,553	$432	$939	$13,276

During the fourth quarter of 2011 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment in our analysis of the goodwill acquired in our Chinese subsidiary, Exactech Asia, our French subsidiary, France Medica, Exactech Spine, our German subsidiary, Exactech Deutschland, or Brighton Partners.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2011 and 2010 (in thousands):

	$000000000	$000000000	$000000000	$000000000
	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2011
Product licenses and designs	$14,838	$3,458	$11,380	10.6
Customer relationships	3,092	1,547	1,545	7.0
Patents and trademarks	4,045	2,456	1,589	13.0

Balance at December 31, 2010
Product licenses and designs	$13,967	$2,155	$11,812	10.7
Customer relationships	3,109	1,106	2,003	7.0
Patents and trademarks	4,092	2,154	1,938	12.9

Our Product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. We recognized amortization expense on our intangible assets of $2.1 million, $1.4 million, and $1.2 million for the three years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets (in thousands):

	$000000000	$000000000	$000000000	$000000000	$000000000	$000000000
	Year ending December 31,
	2012	2013	2014	2015	2016
Product licenses and designs	$1,376	$1,309	$1,162	$1,086	$1,086
Customer relationships	449	449	449	115	82
Patents and trademarks	293	243	224	197	189

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

We have an oral consulting agreement with Albert Burstein, Ph.D., to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques and product sales and marketing. This agreement is terminable at will by either party. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2011, 2010 and 2009, as compensation under the consulting agreement. The consulting agreement continues post acquisition.

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

Acquisition of France Medica

Effective April 1, 2008, we completed the acquisition of our French distributor, France Medica. The total purchase price of approximately $10.3 million was paid, in a combination of cash and Exactech common stock, to certain shareholders of France Medica over a three year period. The final contingent installment for a translated amount of $420,000, based on the exchange rate as of the end of June 2011 of $1.44 per 1.00 EUR, was released in the third quarter of 2011, and was recorded in goodwill, as additional cost of the acquisition, on our consolidated balance sheets. As of December 31, 2011, we recognized goodwill of $3.1 million for the acquisition and currency translation effect of $(370,000), for a final adjustment to goodwill of $2.7 million.

New International Operations Center – Exactech International Operations

During 2010, we established an international sales office in Switzerland, to manage the international sales and marketing efforts for our foreign subsidiaries. In January 2011, we renamed our international sales office to Exactech International Operations, Ltd (“EIO”), and relocated the office to

Bern, Switzerland, as part of our realignment of our foreign subsidiaries and operations. The equity ownership of our foreign subsidiaries, with the exception of our Chinese operations, was transferred to EIO. EIO also acquired certain licenses to our intangibles to allow the use of our intellectual property outside the U.S. These actions have been undertaken to streamline and consolidate our international operations with the expectation of achieving improved customer service, cost savings, and international tax efficiency.

Distribution Subsidiary – Exactech Iberica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Iberica, S.A.U. (“Exactech Iberica”). The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. We obtained our import registration to allow Exactech Iberica to import our products for sale in Spain and actively commenced distribution activities during the third quarter of 2010. During the first quarter of 2010, we notified our existing independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of approximately $1.4 million recorded against accounts receivable for this distributor on the consolidated balance sheet as of December 31, 2011.

6. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	$000.000	$000.000	$000.000
Current:	2011	2010	2009
Federal	$6,369	$4,281	$4,172
State	802	1,674	1,147
Foreign	648	(119)	32

Total current	7,819	5,836	5,351

Deferred:
Federal	(3,848)	2,965	511
State	(45)	(516)	138
Foreign	558	(529)	(155)

Total deferred	(3,335)	1,920	494

Total provision	$4,484	$7,756	$5,845

The components of income before income taxes were as follows (in thousands):
	2011	2010	2009
United States	$10,711	$23,380	$14,908
Foreign	2,599	(5,159)	(736)

Total	$13,310	$18,221	$14,172

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	3.5	5.0	5.4
Effect of rates different than statutory	(11.5)	—	—
Department of Justice settlement	—	(1.4)	3.0
Incentive stock options	1.5	1.5	1.3
Domestic manufacturer’s deduction	(3.3)	(2.8)	(2.0)
Research & development credit	(2.9)	(3.1)	(2.8)
Valuation allowance	11.0	5.0	—
Other	0.4	3.4	1.3

	33.7%	42.6%	41.2%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Basis difference in property and equipment	$8,553	$11,476
Basis difference in intangibles	1,465	1,947

Gross deferred tax liabilities	10,018	13,423
Deferred tax assets:
Accrued liabilities and reserves not currently deductible	2,176	1,483
Inventory basis difference	3,222	2,828
Non-qualified stock options	847	629
Loss carry forwards	9,162	9,156
Valuation allowance	(6,040)	(4,571)

Gross deferred tax assets	9,367	9,525

Net deferred tax liabilities	$651	$3,898

At December 31, 2011, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $35.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. This deferred tax asset was unchanged at $9.2 million as of December 31, 2011 and 2010. Valuation allowances for net operating loss carry forwards have been established in the amount of $6.0 million and $4.6 million at December 31, 2011 and 2010, respectively. This deferred tax asset and associated valuation allowance have been recorded based on the statutory expiration of the available net operating losses. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.

During the year ended December 31, 2011, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and reserves, depreciation of property and equipment, and net operating losses in certain subsidiaries. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be permanently reinvested or can be recovered in a tax-free manner.

At December 31, 2011, we had an aggregate of approximately $6.9 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at January 1	$238	$—	$—
Increases related to current period	6	238	—

Balance at December 31	$244	$238	$—

The balance of unrecognized tax benefits at December 31, 2011 are tax benefits that, if recognized, would affect the effective tax rate.

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense. For the year ended December 31, 2011, $6,000 of estimated interest expense was recognized for uncertain tax positions.

We file income tax returns in the United States, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

7. DEBT

Long-term debt consists of the following as of December 31, (in thousands):

	2011	2010
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR (1.78% as of December 31, 2011); proceeds used to finance expansion of current facility	$2,305	$2,515
Commercial equipment loan payable in monthly principal installments of $49.5, beginning November 2006, plus interest based on adjustable rate as determined by one month LIBOR with a minimum floor of 5.58%; proceeds used to finance equipment for production facility expansion	—	443
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR, fixed by a swap agreement with the lender at 6.61% as a cash flow hedge. Proceeds used to remodel facilities and restructure portion of debt.	1,850	2,261
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on the Company’s ratio of funded debt to EBITDA (2.62% for the accordion portion and 2.02% for the remainder, as of December 31, 2011). Proceeds used for working capital purposes.	42,410	37,556

Total debt	46,565	42,775
Less current portion	(648)	(1,066)

	$45,917	$41,709

The following is a schedule of debt maturities as of December 31, 2011(1):
2012	$648
2013	43,088
2014	710
2015	654
2016	210
Thereafter	1,255

$46,565

(1)

During the first quarter of 2012, we entered into a new credit agreement and paid in full the outstanding debt obligations. The new term loan section of the new credit agreement has $1.5 million in principal payment terms for the first year and $3.0 million for each subsequent year through 2016. For further discussion on the new credit agreement see Note 15.

Commercial Construction Loan Payable

In September 2002, we entered into a commercial construction loan with SunTrust Bank, providing for a loan to be used for the expansion of our existing headquarters facility in Gainesville, Florida. The loan is secured by an irrevocable letter of credit issued by SunTrust Bank. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2011. Due to the variable rate nature of the note, we believe the balance of the note payable approximates fair value.

Commercial Equipment Loans Payable

In February 2003 and September 2005, we entered into commercial equipment loans with Compass Bank, providing for loans to be used for the purchase of furnishings and equipment in connection with the expansion of our existing headquarters facility in Gainesville, Florida, and in the case of the September 2005 loan, the expansion of our existing production facility. The February 2003 loan was paid in full during 2009, and the 2005 loan was paid in full during 2011, as per terms of the loans.

Commercial Real Estate Loan Payable

In October 2005, we entered into a commercial real estate loan with SunTrust Bank, providing for loans to recapture costs of improvements to our existing real estate facilities and restructure portions of existing working capital debt. The loan is secured by our real estate and facilities. The variable interest rate instrument has been fixed via a swap agreement with the lender that qualifies for hedge accounting as a cash flow hedge as defined by accounting guidance. The interest rate swap notional amount and terms coincide with the underlying debt terms. The notional amount on the swap agreement amortizes along with the underlying debt such that the notional amount is reduced by the monthly principal payments. We analyze the effectiveness of our interest rate swap and have determined the interest rate swap to be effective, as such there is no ineffectiveness to be recorded. The financing agreement contains financial covenants that must be met on a continuing basis, including debt to equity ratio, current ratio, net worth amount and working capital amount. We were in compliance with all such covenants at December 31, 2011. Due to the variable rate nature of the note, we believe the balance of the note payable approximates fair value.

Line of Credit

On June 13, 2008, we entered into a revolving credit agreement for an aggregate principal amount of $40 million, referred to as the Credit Agreement with SunTrust Bank, a Georgia banking corporation, or SunTrust, as administrative agent and swingline lender and potential other lenders. The credit agreement was originally composed of a revolving credit line in an amount equal to $25 million between us and SunTrust, and a revolving credit line in an amount equal to $15 million between us and Compass Bank, an Alabama banking corporation, or Compass. Included in the credit agreement was a swingline note for $3 million, whereby excess bank account cash balance was swept into the swingline to reduce the outstanding balance. Interest on the notes consisted of annual LIBOR, adjusted monthly, and an applicable margin, ranging from 1.25 % to 2.00%, based on a ratio of funded debt to EBITDA.

On November 10, 2010, we entered into an amendment to the Credit Agreement, which amendment provided us with an accordion facility that permitted us to increase the revolver commitment available by an amount up to $15 million, provided that aggregate commitments available under the Credit Agreement may not exceed $55 million. Interest on the accordion facility accrued at an applicable margin between 2.35% and 2.50% above the LIBOR rate at the time of exercising the accordion. Additionally, the amendment amended certain terms of the Credit Agreement in respect to the calculation of the fixed charge coverage ratio as well as covenants relating to the our ability to effect transactions involving our subsidiaries. We paid aggregate closing costs of $172,000 for the Credit Agreement and amendment, which we were expensing over the life of the Credit Agreement. Additional administrative fees were due and expensed each fiscal quarter based on a percentage of the unused revolver balance. The Credit Agreement had a five year term and the lending commitments under it were to terminate on June 13, 2013, with the swingline commitment terminating and all outstanding amounts thereunder due in full one week prior to the revolver note. The outstanding balance under the Credit Agreement could be prepaid at any time without premiums or penalties.

As of December 31, 2011, our cash and short-term investments held in jurisdictions outside of the U.S. were $4.7 million, and are expected to be indefinitely reinvested for use in foreign operations. As such, these funds are not used to reduce the balance under the Credit Agreement.

Subsequent to December 31, 2011, we entered into a new line of credit and term loan agreement, and paid the revolving line of credit and other outstanding loan balances in full utilizing proceeds under the new credit agreement, as discussed in Note 15. Subsequent Events.

8.	RELATED PARTY TRANSACTIONS

We have entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques, and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2011, 2010 and 2009, as compensation under the consulting agreement.

We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company’s net sales of such products in the United States and less than 1% of the Company’s net sales of such products outside the United States. During each of the years ended December 31, 2011, 2010 and 2009, we paid royalties in aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

9. COMMITMENTS AND CONTINGENCIES

Litigation – There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to a products liability suit related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we have tendered the case to RTI. While we believe that the claim is without merit, we are unable to predict the ultimate outcome of this and other such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2011, we had $65,000 accrued for product liability claims and as of December 31, 2010, we did not have any accruals for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On December 7, 2010, we entered into a twelve-month Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, and a five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We previously accrued approximately $3.5 million for an anticipated settlement and legal expenses related to this investigation, and therefore, these agreements did not materially impact our results of operations. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledges that it does not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, the USAO has agreed not to prosecute us in connection with the Subject Matter provided that we comply with our obligations under the DPA during its term. Additionally, pursuant to the DPA, an independent monitor will review and evaluate our compliance with our obligations under the DPA monitorship. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” for more information about our obligations under these agreements. On December 6, 2011, we entered into an amendment to the DPA with the USAO that extended its term through March 8, 2012. we agreed to the extension, at the request of the USAO, to allow the monitor additional time to test compliance systems. The USAO did not allege any breach by Exactech in requesting the extension, and the amendment made no other changes to the DPA. On March 8, 2012, upon the recommendation of the monitor and the agreement of the USAO, we successfully concluded the DPA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

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

In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts. In January 2012, MBA appealed the judge’s decision, and Exactech has submitted its written response opposing the appeal. While it is not possible to predict with certainty the outcome of the appeal, we believe that MBA’s appeal is without merit. We intend to vigorously defend ourselves against this appeal.

Purchase Commitments – At December 31, 2011, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.1 million and outstanding commitments for the purchase of capital equipment of $3.0 million. Purchases under our distribution agreements were $6.9 million, $8.7 million, and $8.9 million in 2011, 2010, and 2009, respectively.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2011, we have paid approximately $1.6 million for the licenses, patents, and tangible assets related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Contingencies – As of December 31, 2011, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on verbal assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.0 million for the tax period audited through December 31, 2011. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012 we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. We are currently evaluating administrative hearing and legal options to contest this decision; however, there can be no assurances that we will ultimately prevail in our approach against the decision.

10. PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Prior to 2008, we provided matching contributions of 100% on the first 3% of salary deferral by employees. Our total contributions to this plan during 2011, 2010 and 2009 were $917,000, $736,000 and $775,000, respectively.

11.  COMMON SHAREHOLDERS’ EQUITY

Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (in thousands, except per share amounts):

	2011			2010			2009
	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share
Net income	$8,826			$10,465			$8,327
Basic EPS:
Net income	$8,826	13,098	0.67	$10,465	12,897	$0.81	$8,327	12,770	$0.65

Effect of dilutive securities:
Stock options		114			194			136

Diluted EPS:
Net income plus assumed conversions	$8,826	13,212	0.67	$10,465	13,091	$0.80	$8,327	12,906	$0.65

For the year ended December 31, 2011, weighted average options to purchase 776,409 shares of common stock at exercise prices in the range of $16.69 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2010, weighted average options to purchase 451,553 shares of common stock at exercise prices in the range of $17.82 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2009, weighted average options to purchase 439,313 shares of common stock at exercise prices in the range of $12.68 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. An amendment to the 2009 Plan was approved at the 2011 Annual Meeting of Shareholders on June 9, 2011 to increase the maximum number of shares issuable from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and has a maximum term of ten years. As of December 31, 2011, there were 824,155 total remaining shares issuable under the 2009 Plan. During 2011, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options

A summary of the status of fixed stock option grants under our stock-based compensation plans as of December 31, 2011, 2010 and 2009 and changes during the years then ended is presented below:

	2011		2010		2009
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding – January 1	1,379,256	$15.79	1,224,219	$14.58	1,151,529	$14.33
Granted	74,700	18.93	328,167	17.25	144,900	12.95
Exercised	(67,254)	8.94	(157,218)	9.29	(61,860)	6.40
Expired/Forfeited	(47,217)	12.98	(15,912)	17.29	(10,350)	13.35

Outstanding – December 31	1,339,485	$16.41	1,379,256	$15.79	1,224,219	$14.58

Options exercisable at year end	1,020,885	$16.19	935,919	$15.50	957,170	$14.34

Options vested and expected to vest	1,312,054	$16.38

The following table summarizes additional stock option terms as of December 31, 2011:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value
Options outstanding	3.04	$1,790,000
Options exercisable	2.68	1,643,000
Options vested and expected to vest	3.01	1,787,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $602,000, $1,343,000, and $447,000, respectively.

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

Years ended December 31,	2011	2010	2009
Options granted	74,700	328,167	128,700
Dividend yield	–	–	–
Expected life	6 years	6 years	6 years
Expected volatility	42%	43%	42%
Risk free interest rates	2.6%	2.7%	1.7%
Weighted average fair value per share of options granted	$8.23	$7.53	$5.46

During the years ended December 31, 2011 and 2010, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries. During the year ended December 31, 2009, there were 16,200 options granted to non-employee sales agents, consultants and employees of our foreign subsidiaries. Options granted to non-employees typically vest ratably over a period of three to five years from the date of grant and expire in seven years or less from the date of grant, or upon termination of the agent or consultant’s contract with us. At December 31, 2011, there were 23,000 of such options outstanding, of which, 22,560 were exercisable.

The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was (in thousands):

	2011	2010	2009
Employee stock compensation expense	$1,404	$1,961	$1,049
Non-employee stock compensation expense	2	28	59

	1,406	1,989	1,108
Income tax benefit	257	90	154

	$1,149	$1,899	$954

As of December 31, 2011, total unrecognized compensation cost related to nonvested awards was $450,000 and is expected to be recognized over a weighted-average period of 0.67 years.

Restricted Stock Awards

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors (“Committee”) at the time of the award. During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards to each director with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the dates of grant. The summary information of the restricted stock grants for 2011 is presented below:

Grant date	March 4, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Aggregate shares of restricted stock granted	4,044	3,990	4,215	4,135
Grant date fair value	$75,000	$75,000	$62,000	$62,000
Weighted average fair value per share	$18.53	$18.78	$14.82	$15.11

During December 2009, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for either the grant of stock awards to each director with an annual market value of $50,000, payable either in the form of four equal quarterly grants of common stock based on the market price at the dates of grant, or an option to purchase common stock, the choice being at the discretion of each individual director. Pursuant to the approved grant, four of our outside directors chose to receive the restricted stock awards. The first one-third of the compensation was granted on December 1, 2009 and the remaining two-thirds of the compensation was payable during 2010 in four equal quarterly grants. The summary information of the restricted stock grants for 2010 is presented below:

Grant date	December 1, 2009	February 26, 2010	May 28, 2010	August 31, 2010	November 30, 2010
Aggregate shares of restricted stock granted	4,192	1,716	2,564	3,065	2,494
Grant date fair value	$67,000	$33,000	$44,000	$44,000	$44,000
Weighted average fair value per share	$15.89	$19.39	$17.33	$14.51	$17.82

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

Grant date	February 27, 2009	May 31, 2009	August 31, 2009	November 30, 2009
Aggregate shares of restricted stock granted	2,583	2,226	2,394	2,253
Grant date fair value	$36,000	$36,000	$36,000	$36,000
Weighted average fair value per share	$13.78	$16.00	$14.88	$15.80

All of the restricted stock awards in 2011, 2010, and 2009 were considered fully vested at each of the grant dates. The restricted stock awards require no service period and thus, no risk or provision for forfeiture.

Employee Stock Purchase Plan

On February 18, 2009, our board of directors adopted the Exactech, Inc. 2009 Employee Stock Purchase Plan, which we refer to as the 2009 ESPP. Our shareholders approved this new 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of December 31, 2011, 50,125 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchases during the year ended December 31, 2009 included share issuances under the prior employee stock purchase plan. Purchase information and fair value assumptions are presented in the following table:

Years ended December 31,	2011	2010	2009
Shares purchased	41,780	37,189	46,461
Dividend yield	–	–	–
Expected life	1 year	1 year	1 year
Expected volatility	40%	52%	62%
Risk free interest rates	2.9%	3.7%	2.8%
Weighted average per share fair value	$3.86	$4.50	$3.89

12. LEASE OBLIGATIONS

We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during December 2017.

Rent expense associated with operating leases was $1.5 million, $977,000 and $530,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$ 1,426
2013	1,107
2014	615
2015	406
2016	327
Thereafter	138

$ 4,019

In addition we have entered into various capital leases for equipment that expire at various dates, between March 2016 and September 2016, and are included in property and equipment on the consolidated balance sheet for a gross value of $275,000 and accumulated amortization of $33,000 as of December 31, 2011. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$ 73
2013	73
2014	73
2015	73
2016	30
Thereafter	—

Net minimum lease payments	$322
Less: amount representing interest	80

Present value of minimum lease payments	242

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2011
Net sales	$53,369	$51,682	$47,278	$53,068	$205,397
Gross profit	36,649	35,144	32,380	36,377	140,550
Net income	2,971	2,722	1,311	1,822	8,826	(1)
Basic EPS	0.23	0.21	0.10	0.14	0.67
Diluted EPS	0.22	0.21	0.10	0.14	0.67

2010
Net sales	$49,100	$47,570	$42,023	$51,790	$190,483
Gross profit	31,428	31,136	28,319	35,639	126,522
Net income	3,281	2,992	1,483	2,709	10,465	(1)
Basic EPS	0.26	0.23	0.11	0.21	0.81
Diluted EPS	0.25	0.23	0.11	0.21	0.80

(1)

Our total 2011 net income included a negative impact of $2.9 million in expenses, net of tax, related to the compliance and legal cost. Total 2010 net income included a negative impact of $801,000 in expenses, net of tax, related to the DOJ inquiry. See discussion in Note 9.

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

Total gross assets held outside the United States as of December 31, 2011 was $26.4 million. Included in these assets is $16.6 million in surgical instrumentation and inventory, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year ended December 31,	Knee	Hip	Biologics And Spine	Extremities	Other	Corporate	Total
2011
Net sales	$80,088	$33,688	$24,341	$39,923	$27,357	$—	$205,397
Segment profit (loss)	9,481	218	674	5,584	(2,133)	(514)	13,310	(1)
Total assets, net	57,064	34,599	21,386	16,930	6,658	95,975	232,612
Capital expenditures	8,851	4,420	1,879	3,157	1,792	4,760	24,859
Depreciation and Amortization	5,526	2,268	1,330	1,132	442	5,418	16,116

2010
Net sales	$76,509	$28,710	$27,987	$30,033	$27,244	$—	$190,483
Segment profit (loss)	10,340	1,375	2,602	7,359	(3,274)	(181)	18,221	(1)
Total assets, net	67,273	26,423	17,605	13,564	9,418	85,710	219,993
Capital expenditures	14,382	3,353	216	2,178	1,018	6,102	27,249	(2)
Depreciation and Amortization	4,559	1,862	606	774	322	4,111	12,234

2009
Net sales	$75,833	$26,826	$27,440	$22,829	$24,382	$—	$177,310
Segment profit (loss)	8,994	930	1,389	5,417	(2,000)	(558)	14,172	(1)
Total assets, net	41,747	24,407	19,215	9,082	5,209	71,360	171,020
Capital expenditures	6,430	2,117	596	1,717	673	5,980	17,513	(2)
Depreciation and Amortization	3,525	1,756	719	637	274	3,294	10,205

(1)

The segment profit (loss) for the years ended December 31, 2011, 2010, and 2009, was impacted by $4.5 million, $1.3 million, and $7.0 million, respectively, in pre-tax charges related to the DOJ inquiry.

(2)	We reclassified surgical instrumentation for 2010 and 2009, to reflect the current year presentation of surgical instrumentation held at our subsidiaries.

Major Customer and International Operations

During the year ended December 31, 2009, our distributor in Spain accounted for approximately 7%, of our sales. During January 2010, we notified this distributor of our intent not to renew our distribution agreement with them, effective the second half of 2010. During 2010, we established a direct distribution subsidiary in the region. Combined net sales for the independent distributor and our subsidiary in Spain, were 4% of sales for the year ended December 31, 2010. During year ended December 31, 2011, net sales for our direct distribution subsidiary was 9%. Geographic distribution of our sales is summarized in the following table (in thousands):

Year ended December 31,	2011	2010	2009
Domestic sales	$133,028	$132,009	$122,391
International sales	72,369	58,474	54,919

Total sales	$205,397	$190,483	$177,310

15.	SUBSEQUENT EVENTS

Long-term Debt – On February 24, 2012, we entered into a revolving credit and term loan agreement for an aggregate principal amount of $100 million, referred to as the New Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The New Credit Agreement is composed of a $30 million term loan facility and revolving credit line in an aggregate principal amount of up to $70 million, of which, a portion is a swingline note for $5 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the New Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5 million. Proceeds from the New Credit Agreement were used to pay all amounts outstanding under our Credit Agreement described above, together with our other outstanding loan balances.

Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent ( 1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars at approximately for a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement has a five year term expiring on February 24, 2017.

The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. All long-term debt instruments outstanding as of December 31, 2011, including our Credit Facility described above, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.

The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00.

Contingencies – On March 6, 2012, we received an unfavorable decision on our protest of the claim by the State of Florida for the sales and use tax audit. See Note 9. Commitments and Contingencies – Contingencies for further discussion on the contingency.

Litigation – On March 8, 2012, we were notified of our successful completion of the DPA with the USAO. See Note 9. Commitments and Contingencies – Litigation for further discussion on the DPA.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

As of December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent registered public accounting firm, McGladrey & Pullen, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and has issued an attestation report on our internal control over financial reporting, which follows.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited Exactech, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Exactech’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company listed in Item 15(e) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina

March 15, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders is incorporated herein by reference.

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

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

PART IV

OTHER INFORMATION

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended(1)(3)
3.2	Registrant's Bylaws(7)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)
3.4	Forms of Articles of Amendment to Articles of Incorporation(12)
4.1	Specimen Common Stock Certificate(1)
4.2	Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.7	Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.8	Common Stock Purchase Rights Agreement(4)
10.1	Revolving Credit and Term Loan Agreement, dated February 24, 2012, by and among Exactech, Inc., the lenders from time to time party thereto, HSBC Bank, as Documentation Agent, Compass Bank, as Syndication Agent, and SunTrust Bank, as Administrative Agent. (22)
10.2	Subsidiary Guaranty Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (22)
10.3	Security Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (22)
10.4	Equity Pledge Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and in favor of SunTrust Bank, as administrative agent. (22)
10.7	Amendment to employment agreement between the Company and R. William Petty, M.D. (9)*
10.8	Amendment to employment agreement between the Company and Gary J. Miller, Ph.D. (17)*
10.9	Description of oral consulting agreement between the Company and Dr. Albert Burstein (17)
10.20	Deferred Prosecution Agreement, dated December 7, 2010, between Exactech, Inc. and the United States Attorney’s Office for the District of New Jersey. (19)
10.21	Settlement Agreement, dated December 7, 2010, between Exactech, Inc. and with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services. (19)
10.22	Corporate Integrity Agreement, dated December 7, 2010, between Exactech, Inc. and the Office of Inspector General of the Department of Health and Human Services. (19)
10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery(1)
10.70	Loan Agreement, dated September 20, 2002, between SunTrust Bank, North Central Florida and the Company(2)
10.71	Exactech, Inc. 2009 Executive Incentive Compensation Plan(15) *
10.72	Exactech, Inc. 2009 Employee Stock Purchase Plan (16)*
10.73	Amendment to Exactech, Inc. 2009 Executive Incentive Compensation Plan (20)*
10.76	Business Loan Agreement, dated as of October 18, 2005, from the Company to SunTrust(5)
10.77	Mortgage and Security Agreement, dated as of October 18, 2005, from the Company to SunTrust.(6)

Exhibit	Description
10.78	Stock Purchase Agreement, dated May 24, 2010, by and among the Company and the Stockholders of Brighton Partners, Inc.(17)
10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(8)
10.80	Placement Agency Agreement dated May, 8 2008, by and among the Company and certain placement agents (10)
10.81	Revolving Credit Agreement, dated June 13, 2008, by and among Exactech, Inc., the lenders from time to time party hereto, and SunTrust Bank(11)
10.82	Form of Revolving Credit Note (11)
10.83	Form of Swingline Note(11)
10.84	Security Agreement, dated June 13, 2008, by and among the Company, Exactech International, Inc., Altiva Corporation and SunTrust Bank(11)
10.85	Indemnity, Subrogation and Contribution Agreement, dated June 13, 2008, among those subsidiaries listed on Schedule I thereto and SunTrust Bank(11)
10.86	Subsidiary Guarantee Agreement, dated June 13, 2008, among each of the subsidiaries listed on Schedule I thereto and SunTrust Bank (11)
10.87	Employment Agreement between the Company and William Petty, M.D.(13)*.
10.88	Employment Agreement between the Company and David Petty (14)*.
10.89	Employment Agreement between the Company and Betty Petty (14)*.
10.90	Change of Control Plan (14)
10.91

First Amendment to Revolving Credit Agreement, dated November 10, 2010, by and among Exactech, Inc., the lenders from time to time party hereto, and SunTrust Bank , as administrative agent and lender. (18)

10.92	First Amendment to Security Agreement, dated November 10, 2010, by and among Exactech, Inc. and certain of its subsidiaries, and SunTrust Bank, as administrative agent. (18)
10.93	Third amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D. (21)*
14.1	Code of Business Conduct and Ethics(5)
21.1	Subsidiaries of the Company
23.1	Independent Auditors’ Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.

*	Compensation plan or arrangement

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (File No. 333-02980).
(2)	Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the SEC on December 19, 2003.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2005.
(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2010.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2007.
(10)	Incorporated by reference to Exhibit 1.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2008.
(11)	Incorporated by reference to Exhibits 10.80, 10.81, 10.82, 10.83, 10.84, and 10.85, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2008.
(12)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-3 (File No. 333-150055) on April 2, 2008.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2008.
(14)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 8, 2008.
(15)	Incorporated by reference to Exhibit A filed with the Company’s Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.
(16)	Incorporated by reference to Exhibit B filed with the Company’s Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.
(17)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2010.
(18)	Incorporated by reference to Exhibits 10.86 and 10.87, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2010.
(19)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2010.
(20)	Incorporated by reference to exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011.
(21)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011.
(22)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2012.

(e)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2009	$785	$664	$(780)	$669
2010	669	668	(27)	1,310
2011	1,310	431	(34)	1,707

Allowance for sales returns
2009	$221	$(127)	$72	$166
2010	166	1,303	(28)	1,441
2011	1,441	188	(150)	1,479

Inventory Allowance
2009	$5,495	$219	$—	$5,714
2010	5,714	804	670 (1)	7,188
2011	7,188	570	—	7,758

(1)	Includes balances of allowance accounts acquired in our acquisition during 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2012		EXACTECH, INC.

	By:	/s/ William Petty
William Petty Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2012	By:	/s/ William Petty
William Petty Chief Executive Officer (principal executive officer) and Chairman of the Board

March 15, 2012	By:	/s/ David Petty
David Petty President and Director

March 15, 2012	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)

March 15, 2012	By:	/s/ Albert H. Burstein
Albert H. Burstein Director

March 15, 2012	By:	/s/ R. Wynn Kearney, Jr.
R. Wynn Kearney, Jr. Director

March 15, 2012	By:	/s/ William B. Locander
William B. Locander Director

March 15, 2012	By:	/s/ James G. Binch
James G. Binch Director

March 15, 2012	By:	/s/ Richard C. Smith
Richard C. Smith Director