Form 10-Q
period 2012-03-31
EXACTECH INC
filed 2012-05-04
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.01 par value	13,174,329

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31,	(audited) December 31,

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,472	$4,663
Accounts receivable, net of allowances of $3,429 and $3,186	53,866	45,856
Prepaid expenses and other assets, net	3,901	3,948
Income taxes receivable	155	171
Inventories – current	63,526	61,724
Deferred tax assets – current	2,782	2,869

Total current assets	127,702	119,231
PROPERTY AND EQUIPMENT:
Land	2,212	2,209
Machinery and equipment	31,202	30,164
Surgical instruments	80,555	77,105
Furniture and fixtures	3,766	3,753
Facilities	17,964	17,930
Projects in process	1,917	2,141

Total property and equipment	137,616	133,302
Accumulated depreciation	(59,277)	(56,061)

Net property and equipment	78,339	77,241
OTHER ASSETS:
Deferred financing and deposits, net	1,504	1,016
Non-current inventories	7,265	7,334
Product licenses and designs, net	11,515	11,380
Patents and trademarks, net	1,518	1,589
Customer relationships, net	1,450	1,545
Goodwill	13,382	13,276

Total other assets	36,634	36,140

TOTAL ASSETS	$242,675	232,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,699	$12,909
Income taxes payable	1,570	4,210
Accrued expenses and other liabilities	9,793	8,957
Other current liabilities	250	344
Current portion of long-term debt	1,500	648

Total current liabilities	29,812	27,068
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,867	3,520
Line of credit	19,509	42,410
Long-term debt, net of current portion	28,500	3,507
Other long-term liabilities	740	780

Total long-term liabilities	52,616	50,217
Total liabilities	82,428	77,285
SHAREHOLDERS’ EQUITY:
Common stock	132	132
Additional paid-in capital	61,381	60,565
Accumulated other comprehensive loss	(3,453)	(4,272)
Retained earnings	102,187	98,902
Total shareholders’ equity	160,247	155,327

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,675	$232,612

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods
	Ended March 31,
	2012	2011
NET SALES	$58,628	$53,369

COST OF GOODS SOLD	18,096	16,720

Gross profit	40,532	36,649

OPERATING EXPENSES:
Sales and marketing	21,820	20,106
General and administrative	5,648	5,666
Research and development	4,104	3,466
Depreciation and amortization	3,792	3,409

Total operating expenses	35,364	32,647

INCOME FROM OPERATIONS	5,168	4,002

OTHER INCOME (EXPENSE):
Interest income	—	1
Other income	17	23
Interest expense	(452)	(249)
Foreign currency exchange gain	223	505

Total other income (expense)	(212)	280

INCOME BEFORE INCOME TAXES	4,956	4,282

PROVISION FOR INCOME TAXES	1,671	1,311

NET INCOME	$3,285	$2,971

BASIC EARNINGS PER SHARE	$0.25	$0.23

DILUTED EARNINGS PER SHARE	$0.25	$0.22

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Month Periods
	Ended March 31,
	2012	2011
Net Income	$3,285	$2,971

Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	9	17
Change in currency translation	810	2,000

Other comprehensive income (loss), net of tax	819	2,017

Comprehensive income	$4,104	$4,988

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$3,285	$2,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	243	337
Inventory allowance	605	219
Depreciation and amortization	4,217	3,815
Restricted common stock issued for services	75	75
Compensation cost of stock awards	551	467
Loss on disposal of equipment	54	311
Foreign currency exchange gain	(223)	(505)
Deferred income taxes	425	664
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(7,813)	(2,640)
Prepaids and other assets	138	(2,306)
Inventories	(2,220)	(2,505)
Accounts payable	3,726	2,369
Income taxes receivable/payable	(2,609)	433
Accrued expense & other liabilities	630	(170)

Net cash provided by operating activities	1,084	3,535

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,469)	(7,624)
Proceeds from sale of property and equipment	—	1
Purchase of product licenses and designs	(436)	(199)

Net cash used in investing activities	(4,905)	(7,822)

FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(22,900)	5,002
Principal payments on debt	(4,156)	(301)
Proceeds on term loan	30,000	—
Payments on capital leases	(15)	—
Debt issuance costs	(563)	(2)
Excess tax benefit from exercise of stock options	—	37
Proceeds from issuance of common stock	190	306

Net cash provided by financing activities	2,556	5,042

Effect of foreign currency translation on cash and cash equivalents	74	82

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,191)	837
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,663	3,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,472	$4,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$240	$230
Income taxes	3,850	157
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	9	17
Estimated sales and use tax liability	16	79
Capitalized lease additions	51	—

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2011 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, France Medica, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, and Exactech International Operations are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance that provides companies the option to first perform a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company determines that this is the case, it is required to perform the currently prescribed two step goodwill impairment test. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this updated authoritative guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. This new guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The new guidance is required retroactively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this updated authoritative guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$152	$—	$152	$—

Total	$152	$—	$152	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended March 31, 2012, we have determined the interest rate swap to be effective.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended March 31, 2012 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2011	$3,723	$629	$7,553	$432	$939	$13,276
Foreign currency translation effects	48	18	—	12	28	106

Balance as of March 31, 2012	$3,771	$647	$7,553	$444	$967	$13,382

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2011 indicated no impairment to goodwill.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at March 31, 2012 and December 31, 2011 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2012
Product licenses and designs	$15,298	$3,783	$11,515	10.4
Customer relationships	3,126	1,676	1,450	7.0
Patents and trademarks	4,055	2,537	1,518	13.0

Balance at December 31, 2011
Product licenses and designs	$14,838	$3,458	$11,380	10.6
Customer relationships	3,092	1,547	1,545	7.0
Patents and trademarks	4,045	2,456	1,589	13.0

5.     FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES

Foreign Currency Translation – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the quarter ended March 31, 2012, translation gains were $810,000, which were primarily due to the strengthening of the EUR and GBP. During the quarter ended March 31, 2011, translation gains were $2.0 million, which were also due to the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2012; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income. We recognized currency transaction gains of $223,000 and $505,000 for the quarters ended March 31, 2012 and 2011, respectively.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2011	$(103)	$(4,169)	$(4,272)
2012 Adjustments	9	810	819

Balance March 31, 2012	$(94)	$(3,359)	$(3,453)

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

6.      INVENTORIES

Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2012 and 2011 were $605,000 and $219,000, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of March 31, 2012 and December 31, 2011, we determined that $7.3 million of inventory should be classified as non-current.

The following table summarizes our classifications of inventory as of March 31, 2012 and December 31, 2011 (in thousands):

	2012	2011
Raw materials	$16,759	$17,269
Work in process	1,489	1,443
Finished goods on hand	19,200	19,565
Finished goods on loan/consignment	33,343	30,781

Inventory total	70,791	69,058
Non-current inventories	7,265	7,334

Inventories, current	$63,526	$61,724

7.     DISTRIBUTION SUBSIDIARY START-UPS

International Operations Center

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

Distribution Subsidiary - Exactech Ibérica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration, allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. We expect a return of product from the former distributor, and, as a result, we have a sales return allowance of $1.5 million recorded against accounts receivable for this distributor on the consolidated balance sheet.

8.     INCOME TAX

At December 31, 2011, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2011; however, a valuation allowance of $6.0 million was charged against this deferred tax asset assuming these losses will not be fully realized. At March 31, 2012, these loss carry forwards totaled $36.4 million, and the deferred tax asset associated with these losses was $9.3 million with a valuation allowance of $6.2 million charged against this deferred tax asset assuming these losses will not be fully realized.

We are subject to examination of our income tax returns in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions we operate in. On March 28, 2012, the United States Internal Revenue Service, or IRS, notified us of an income tax audit for the 2009 and 2010 tax years. As of March 31, 2012, we have a $244,000 liability recorded as an uncertain tax benefit. We expect changes in the balance of this unrecognized tax benefit during 2012 as a result of the IRS audit. Currently, we cannot reasonably estimate the ultimate outcome of the IRS audit, however, we believe that we have followed applicable U.S. tax laws and will defend our income tax positions.

9.     DEBT

Debt consists of the following at March 31, 2012 and December 31, 2011 (in thousands):

	2012	2011
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR.	$—	$2,305

Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR.	—	1,850

Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (2.24% as of March 31, 2012).	30,000	—

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (2.24% as of March 31, 2012), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	19,509	—

Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA.	—	42,410

Total debt	49,509	46,565
Less current portion	(1,500)	(648)

	$48,009	$45,917

The following is a schedule of debt maturities as of March 31, 2012, for the years ended December 31(in thousands):

2012	$1,125
2013	2,625
2014	3,000
2015	3,000
2016	3,000
Thereafter	36,759

$49,509

On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100 million, referred to as the New Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The New Credit Agreement is composed of a $30 million term loan facility and revolving credit line in an aggregate principal amount of up to $70 million, of which, a portion is a swingline note for $5 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the New Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5 million. Proceeds from the New Credit Agreement were used to pay all amounts outstanding under our previous line of credit and other loan balances outstanding as of the closing date.

Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent ( 1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement has a five year term expiring on February 24, 2017.

The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. All long-term debt instruments that had been outstanding as of December 31, 2011, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.

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

10.     COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2012, we had $50,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for more information about our obligations under these agreements. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts.

In January 2012, MBA appealed the judge’s decision, and Exactech has submitted its written response opposing the appeal. While it is not possible to predict with certainty the outcome of the appeal, we believe that MBA’s appeal is without merit. We intend to vigorously defend ourselves against this appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA states in this latest Complaint 3 that under certain circumstances it is willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million. While it is not possible to predict with certainty the outcome of this matter, we believe that Complaint 3 is without merit. We intend to vigorously defend ourselves against this lawsuit.

As of March 31, 2012, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.1 million for the tax period audited through March 31, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012, we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment; however, there can be no assurances that we will ultimately prevail in our lawsuit.

Purchase Commitments

At March 31, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.7 million and outstanding commitments for the purchase of capital equipment of $3.6 million. Purchases under our distribution agreements were $2.2 million during the three months ended March 31, 2012.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2012, we have paid approximately $1.8 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

11. SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Total gross assets held outside the United States as of March 31, 2012, was $36.3 million. Included in these assets is $24.5 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$21,456	$10,954	$6,161	$12,977	$7,080	$—	$58,628
Segment profit (loss)	2,520	829	(194)	2,981	(968)	(212)	4,956
Total assets, net	66,569	30,166	21,552	18,007	7,322	99,059	242,675
Capital expenditures	1,752	563	218	1,013	162	1,264	4,972
Depreciation and Amortization	1,706	641	347	348	145	1,030	4,217

2011
Net sales	$21,338	$8,012	$7,045	$9,439	$7,535	$—	$53,369
Segment profit (loss)	2,183	773	29	1,734	(717)	280	4,282
Total assets, net	66,259	29,925	19,318	14,620	9,611	94,121	233,854
Capital expenditures	2,831	1,230	1,036	832	464	1,509	7,902
Depreciation and Amortization	1,507	508	357	254	110	1,079	3,815

Geographic distribution of our sales is summarized in the following table (in thousands):

Three months ended March 31,	2012	2011
Domestic sales	$36,773	$34,979
International sales	21,855	18,390

Total sales	$58,628	$53,369

12. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numer- ator)	Shares (Denom- inator)	Per Share	Income (Numer- ator)	Shares (Denom- inator)	Per Share

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Net income	$3,285			$2,971

Basic EPS:
Net income available to common shareholders	$3,285	13,156	$0.25	$2,971	13,034	$0.23

Effect of dilutive securities:
Stock options		103			180

Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,285	13,259	$0.25	$2,971	13,214	$0.22

For the three months ended March 31, 2012, weighted average options to purchase 783,544 shares of common stock at exercise prices ranging from $16.69 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2011, weighted average options to purchase 485,635 shares of common stock at exercise prices ranging from $18.10 to $26.43 per share were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Stockholders’ Equity:

The following is a summary of the changes in stockholders’ equity for the three months ended March 31, 2012:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance, December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327
Net income	—	—	—	3,285	—	3,285
Comprehensive income	—	—	—	—	819	819
Exercise of stock options	4	—	36	—	—	36
Issuance of restricted common stock for services	5	—	75	—	—	75
Issuance of common stock under Employee Stock Purchase Plan	11	—	154	—	—	154
Compensation cost of stock options	—	—	551	—	—	551

Balance March 31, 2012	13,173	$132	$61,381	$102,187	$(3,453)	$160,247

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. The maximum number of common shares issuable under the 2009 Plan is 500,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2012, there were 531,150 total remaining shares issuable under the 2009 Plan.

The aggregate compensation cost that has been charged against income for the Plan and 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $551,000 and $467,000 and income tax benefit of $119,000 and $121,000 for the three months ended March 31, 2012 and 2011, respectively. Included in the above compensation cost for the three months ended March 31, 2011 is non-employee stock compensation expense of approximately $2,000, net of taxes. No non-employee stock compensation expense was recognized for the three months ended March 31, 2012. As of March 31, 2012, total unrecognized compensation cost related to unvested awards was $1.7 million and is expected to be recognized over a weighted-average period of 2.26 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2012 and changes during the quarter is presented below:

	2012
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding – January 1	1,339,485	$16.41
Granted	289,200	16.33		—
Exercised	(4,000)	9.08		29
Forfeited or Expired	(940)	17.76

Outstanding – March 31	1,623,745	$16.41	3.42	$1,418

Exercisable – March 31	1,183,825	$16.26	2.49	$1,413

Weighted average fair value per share of options vested during the quarter		$7.75

Weighted average fair value per share of options granted during the quarter		$7.56

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options exercisable for 289,200 and 73,200 shares of common stock were granted during the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $60,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the first quarter of 2012 is presented below:

Grant date	February 29, 2012
Aggregate shares of restricted stock granted	4,715
Grant date fair value	75,000
Weighted average fair value per share	15.89

During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the first quarter of 2011 is presented below:

Grant date	March 4, 2011
Aggregate shares of restricted stock granted	4,044
Grant date fair value	$75,000
Weighted average fair value per share	$18.53

All of the restricted stock awards in 2012 and 2011 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.

Employee Stock Purchase Plan:

On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. There are 150,000 shares reserved for issuance under the plan. As of March 31, 2012, 38,729 shares remain available to purchase under this 2009 ESPP. The fair value of the employee’s purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three months ended March 31,	2012	2011
Shares purchased	11,396	9,193
Dividend yield	–	–
Expected life	1 year	1 year
Expected volatility	52%	40%
Risk free interest rates	1.2%	2.9%
Weighted average per share fair value	$4.22	$4.39

13. SUBSEQUENT EVENT

On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue, requesting cancellation of the Florida Department of Revenue use tax assessment. See Note 8 for further discussion.

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

Overview of the Three Months Ended March 31, 2012

During the quarter ended March 31, 2012, sales increased 10% to $58.6 million from $53.4 million in the comparable quarter ended March 31, 2011, as we continued to expand our customer base and product offerings. Gross margins increased to 69.1% from 68.7% as we continued to see positive results from our international direct sales distribution areas. Operating expenses increased 8% from the quarter ended March 31, 2011, and as a percentage of sales, operating expenses decreased to 60% during the first quarter of 2012 as compared to 61% for the same quarter in 2011. This decrease, as a percentage of sales, was primarily due to the reduction in legal and compliance costs to $611,000 in the first quarter of 2012 from $1.3 million in first quarter 2011, related to the Deferred Prosecution Agreement, or DPA, entered into with the Department of Justice, or DOJ. Net income for the quarter ended March 31, 2012 increased 11% and diluted earnings per share were $0.25 as compared to $0.22 last year.

During the three months ended March 31, 2012, we acquired $4.5 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $1.1 million for the three months ended March 31, 2012 as compared to a net cash flow from operations of $3.5 million during the three months ended March 31, 2011.

The following table includes the net sales and percentage of net sales for each of our product lines for the three month periods ended March 31, 2012 and March 31, 2011:

Sales by Product Line ($ in 000’s)

	Three Months Ended				2012- 2011
	March 31, 2012		March 31, 2011		Inc (decr)
Knee	$21,456	36.6%	$21,338	40.0%	0.6%
Hip	10,954	18.7	8,012	15.0	36.7
Biologics and Spine	6,161	10.5	7,045	13.2	(12.5)
Extremity	12,977	22.1	9,439	17.7	37.5
Other	7,080	12.1	7,535	14.1	(6.0)

Total	$58,628	100.0%	$53,369	100.0%	9.9%

The following table includes items from the unaudited Condensed Statements of Income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months Ended March 31,		2012 – 2011 Inc (decr)		% of Sales
	2012	2011	$	%	2012	2011
Net sales	$58,628	$53,369	5,259	9.9	100.0%	100.0%
Cost of goods sold	18,096	16,720	1,376	8.2	30.9	31.3
Gross profit	40,532	36,649	3,883	10.6	69.1	68.7
Operating expenses:
Sales and marketing	21,820	20,106	1,714	8.5	37.2	37.7
General and administrative	5,648	5,666	(18)	(0.3)	9.6	10.6
Research and development	4,104	3,466	638	18.4	7.0	6.5
Depreciation and amortization	3,792	3,409	383	11.2	6.5	6.4
Total operating expenses	35,364	32,647	2,717	8.3	60.3	61.2
Income from operations	5,168	4,002	1,166	29.1	8.8	7.5
Other income (expense), net	(212)	280	(492)	(175.7)	(0.4)	0.5
Income before taxes	4,956	4,282	674	15.7	8.4	8.0
Provision for income taxes	1,671	1,311	360	27.5	2.8	2.4
Net income	$3,285	$2,971	314	10.6	5.6	5.6

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales

For the quarter ended March 31, 2012, total sales increased 10% to $58.6 million from $53.4 million in the comparable quarter ended March 31, 2011. Sales of knee implant products increased 1% to $21.5 million for the quarter ended March 31, 2012 compared to $21.3 million for the quarter ended March 31, 2011, as our Logic PS knee system continues to grow. Hip implant sales of $11.0 million during the quarter ended March 31, 2012 were an increase of 37% over the $8.0 million in sales during the quarter ended March 31, 2011, as we continued to experience market penetration with our Novation Element™ hip system. Sales from biologics and spine decreased 13% during the quarter ended March 31, 2012 to $6.2 million, from $7.0 million in the comparable quarter in 2011. Sales of our extremity products were up 37% to $13.0 million as compared to $9.4 million for the same period in 2011, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products decreased to $7.1 million as compared to $7.5 million in the same quarter last year. Domestically, total sales increased 5% to $36.8 million, or 63% of total sales, during the quarter ended March 31, 2012, up from $35.0 million, which represented 66% of total sales, in the comparable quarter last year.

Internationally, total sales increased 19% to $21.9 million, representing 37% of total sales, for the quarter ended March 31, 2012, as compared to $18.4 million, which was 34% of total sales, for the same quarter in 2011. The international sales increase was partially attributable to market growth at our direct sales operations.

Gross Profit

Gross profit increased 11% to $40.5 million in the quarter ended March 31, 2012 from $36.6 million in the quarter ended March 31, 2011. As a percentage of sales, gross profit increased to 69.1% during the quarter ended March 31, 2012 as compared to 68.7% in the quarter ended March 31, 2011. This increase was primarily a result of transition in our international business to direct operations which produce both higher gross margins and higher operating expenses as a percentage of sales. Looking forward to remainder of the fiscal year, we expect gross profit, as a percentage of sales, to be flat to 0.5% higher than prior year quarters on a comparative quarter basis.

Operating Expenses

Total operating expenses increased 8% to $35.4 million in the quarter ended March 31, 2012 from $32.6 million in the quarter ended March 31, 2011, primarily due to an increase in sales and marketing expenses. As a percentage of sales, total operating expenses decreased to 60% for the quarter ended March 31, 2012, as compared to 61% for the same period in 2011. The decrease in operating expenses, as a percentage of sales, is primarily due to the decrease in compliance expenses related to the DPA from $1.3 million in the first quarter of 2011, to $611,000 in the first quarter of 2012.

Sales and marketing expenses, the largest component of total operating expenses, increased 9% for the quarter ended March 31, 2012 to $21.8 million from $20.1 million in the same quarter last year. The increase was primarily related to our sales growth as well as increased costs in our international direct sales operations. Sales and marketing expenses, as a percentage of sales decreased to 37% for the quarter ended March 31, 2012, from 38% for the quarter ended March 31, 2011. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 37% to 38% for 2012.

General and administrative expenses decreased slightly to $5.6 million in the quarter ended March 31, 2012 from $5.7 million in the quarter ended March 31, 2011, as we reduced compliance expenses due to the termination of the monitorship during the first quarter of 2012. As a percentage of sales, general and administrative expenses decreased to 10% for the quarter ended March 31, 2012, as compared to 11% in the quarter ended March 31, 2011. General and administrative expenses for the balance of the year ending December 31, 2012 are expected to be in the range of 9% to 10% of sales.

Research and development expenses increased 18% for the quarter ended March 31, 2012 to $4.1 million from $3.5 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 7% for the quarter ended March 31, 2012 from 6% for the comparable quarter last year. The increase was due primarily to increased product testing and prototype costs. We anticipate growth in research and development expenditures, as a percent of sales, to outpace sales growth as increases in product development and testing expenses throughout the remainder of the year are expected, with total research and development expenses ranging from 7% to 8% of sales.

Depreciation and amortization increased 11% to $3.8 million during the quarter ended March 31, 2012 from $3.4 million in the quarter ended March 31, 2011, as a result of continuing investment in our operations and expanding surgical instrumentation deployment. We placed $3.7 million of surgical instrumentation and $820,000 of new manufacturing equipment in service during the quarter. As a percentage of sales, depreciation and amortization remained flat at 6% during each of the quarters ended March 31, 2012 and 2011.

Income from Operations

Our income from operations increased 29% to $5.2 million, or 9% of sales in the quarter ended March 31, 2012 from $4.0 million, or 8% of sales in the quarter ended March 31, 2011. Looking forward, we expect operating expenses for the remainder of the year to increase roughly equivalent to sales growth and therefore we anticipate income from operations to be in the range of 8 - 9% for the balance of 2012.

Other Income and Expenses

We had other expenses, net of other income, of $212,000 during the quarter ended March 31, 2012, as compared to other income, net of other expenses, of $280,000 in the quarter ended March 31, 2011, primarily due to increased net interest expense for the quarter ended March 31, 2012 of $452,000 as compared to $248,000 during the quarter ended March 31, 2011 due to increased borrowing under our new credit agreement. Gains related to foreign currency transactions during the first quarter of 2012 decreased to $223,000 from $505,000 for the same quarter of 2011.

Taxes and Net Income

Income before provision for income taxes increased 16% to $5.0 million in the quarter ended March 31, 2012 from $4.3 million in the quarter ended March 31, 2011. The effective tax rate, as a percentage of income before taxes, was 34% for the quarter ended March 31, 2012 and 31% for the quarter ended March 31, 2011. The increase in the effective tax rate for the first quarter was primarily due to the tax impact of the research and development tax credit that was effective in the first quarter of 2011 as opposed to having expired during the first quarter of 2012. We expect our effective tax rates to range from 32% to 34% for the balance of 2012. As a result of the foregoing, we realized net income of $3.3 million in the quarter ended March 31, 2012, an increase of 11% from $3.0 million in the quarter ended March 31, 2011. As a percentage of sales, net income remained at 6% for each of the quarters ended March 31, 2012 and 2011. Earnings per share, on a diluted basis, increased to $0.25 for quarter ended March 31, 2012, from $0.22 for the quarter ended March 31, 2011.

Liquidity and Capital Resources

We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At March 31, 2012, we had working capital of $97.9 million, an increase of 6% from $92.2 million at the end of 2011. Working capital in 2012 increased primarily as a result of an increase in accounts receivable as well as our inventory build associated with the product line and market expansions. We experienced increases overall in our current assets and liabilities due to our continued growth. We project that cash flows from operating activities, borrowing under our new line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.

Operating Activities – Operating activities provided net cash of $1.1 million in the three months ended March 31, 2012, as compared to net cash from operations of $3.5 million during the three months ended March 31, 2011. A primary contributor to this change related to increases in accounts receivable offset partially by our increase in accounts payable during the first quarter of 2012. Our allowance for doubtful accounts and sales returns increased to $3.4 million at March 31, 2012 from $3.2 million at December 31, 2011, principally as a result of an increase in estimated sales return, net of cost of goods sold, to $1.5 million from $1.4 million as of the end of 2011, related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that our transition to direct sales outside the U.S. or the outstanding legal claims from our former Spanish distributor will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 78 for the three months ended March 31, 2012, up from a ratio of 70 for the three months ended March 31, 2011, primarily as a result of our growth outside the U.S. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $2.2 million during the first three months ended March 31, 2012, compared to an increase of $2.5 million during the same period ended March 31, 2011. The net change in accounts payable and income tax payable for the three months ended March 31, 2012 provided aggregate net cash of $1.1 million, in contrast to net cash provided of $2.8 million for the three months ended March 31, 2011.

Investing Activities - Investing activities used net cash of $4.9 million in the three months ended March 31, 2012, as compared to $7.8 million in the three months ended March 31, 2011. The decrease was due to a reduction of purchases of property and equipment. Our cash outlays for surgical instrumentation, manufacturing equipment, and facility expansion was $4.5 million, and $436,000 for purchases of product licenses during the period ended March 31, 2012, as compared to cash outlays of $7.6 million for purchases of surgical instrumentation and manufacturing equipment, and $199,000 for purchases of product licenses during the same period of 2011.

Distribution Subsidiary - Exactech Ibérica

During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. We expect a return of product from the former distributor, and as a result we have a sales return allowance of $1.5 million recorded against accounts receivable for this distributor on the consolidated balance sheet.

License technology

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2012, we have paid approximately $1.8 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities provided net cash of $2.6 million in the three months ended March 31, 2012, as compared to $5.0 million in net cash for the three months ended March 31, 2011. In the first three months of 2012, we had net borrowings under our new credit agreement of $2.9 million as compared to net borrowings of $4.7 million in the first three months of 2011. Proceeds from the exercise of stock options provided cash of $190,000 in the three months ended March 31, 2012, as compared to $306,000 in the three months ended March 31, 2011, with the proceeds used to fund capital expenditures.

Long-term Debt

On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100 million, referred to as the New Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The New Credit Agreement is composed of a $30 million term loan facility and revolving credit line in an aggregate principal amount of up to $70 million, of which, a portion is a swingline note for $5 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the New Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5 million. Proceeds from the New Credit Agreement were used to pay all amounts outstanding under our previous line of credit and other loan balances outstanding as of the closing date.

Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent ( 1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement has a five year term expiring on February 24, 2017.

The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. All long-term debt instruments outstanding, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.

The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. We were in compliance with such covenants at March 31, 2012.

Other Commitments and Contingencies

At March 31, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.7 million and outstanding commitments for the purchase of capital equipment of $3.6 million. Purchases under our distribution agreements were $2.2 million during the three months ended March 31, 2012.

As of March 31, 2012, we recorded a contingent liability of $1.1 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.1 million for the tax period audited through March 31, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012 we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment; however, there can be no assurances that we will ultimately prevail in our lawsuit.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the outcome of the State of Florida unasserted claim, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2011 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $371,000 for the remainder of 2012. We believe that the amounts presented approximate the financial instruments’ fair market value as of March 31, 2012, and the weighted average interest rates are those experienced during the year to date ended March 31, 2012 (in thousands, except percentages):

	2012	2013	2014	2015	Thereafter	Total
Liabilities
Term loan at variable interest rate	$1,125	$2,625	$3,000	$3,000	$20,250	$30,000
Weighted average interest rate	2.2%

Line of credit at variable interest rate	–	–	–	–	19,509	19,509
Weighted average interest rate	2.2%

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), Pound Sterling (GBP), and Japanese Yen (JPY). During the quarter ended March 31, 2012, translation gains were $810,000, which were primarily due to the strengthening of the EUR and GBP. During the quarter ended March 31, 2011, translation gains were $2.0 million, which were also due to the strengthening of the EUR and GBP.

In connection with some agreements we are subject to risk associated with international currency exchange rates on purchases of inventory payable in Euros. At present, we do not hedge our exposure or invest in international currency derivatives. The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $223,000 and $505,000 for the quarters ended March 31, 2012 and 2011, respectively, which was primarily due to the effect of our European expansion and the strengthening of the Euro as compared to the U.S. dollar. We do not believe we are currently exposed to any material risk of loss due to exchange rate risk exposure.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Change in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2012, we had $50,000 accrued for product liability claims and as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 for more information about our obligations under these agreements. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44,000,000) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts.

In January 2012, MBA appealed the judge’s decision, and Exactech has submitted its written response opposing the appeal. While it is not possible to predict with certainty the outcome of the appeal, we believe that MBA’s appeal is without merit. We intend to vigorously defend ourselves against this appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA states in this latest Complaint 3 that under certain circumstances it is willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million. While it is not possible to predict with certainty the outcome of this matter, we believe that Complaint 3 is without merit. We intend to vigorously defend ourselves against this lawsuit.

Item 1A.   Risk Factors

Information about risk factors for the three months ended March 31, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.       Exhibits

(a) Exhibit	Description

10.1

Revolving Credit and Term Loan Agreement, dated February 24, 2012, by and among Exactech, Inc., the lenders from time to time party thereto, HSBC Bank, as Documentation Agent, Compass Bank, as Syndication Agent, and SunTrust Bank, as Administrative Agent. (1)

10.2	Subsidiary Guaranty Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (1)
10.3	Security Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (1)
10.4	Equity Pledge Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and in favor of SunTrust Bank, as administrative agent. (1)
10.5	Employment Agreement, dated March 7, 2012, between Exactech and William Petty, M.D.(2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2012.

(2)	Incorporated by reference to Exhibit 10.1, to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2012.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date: May 4, 2012	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer), President and
Chairman of the Board

Date: May 4, 2012	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and Treasurer