Form 10-Q
period 2012-06-30
EXACTECH INC
filed 2012-08-03
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-28240
 _________________________________
EXACTECH, INC.
(Exact name of registrant as specified in its charter)
_________________________________

FLORIDA	59-2603930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2320 NW 66TH COURT
GAINESVILLE, FL 32653
(Address of principal executive offices)
(352) 377-1140
(Registrant’s telephone number, including area code)
_________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $.01 par value	13,269,792

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,542	$4,663
Accounts receivable, net of allowances of $2,917 and $3,186	44,088	45,856
Prepaid expenses and other assets, net	4,135	3,948
Income taxes receivable	337	171
Inventories – current	67,444	61,724
Deferred tax assets – current	2,681	2,869
Total current assets	124,227	119,231
PROPERTY AND EQUIPMENT:
Land	2,206	2,209
Machinery and equipment	31,888	30,164
Surgical instruments	83,556	77,105
Furniture and fixtures	3,820	3,753
Facilities	17,910	17,930
Projects in process	1,949	2,141
Total property and equipment	141,329	133,302
Accumulated depreciation	(61,988)	(56,061)
Net property and equipment	79,341	77,241
OTHER ASSETS:
Deferred financing and deposits, net	953	1,016
Non-current inventories	7,835	7,334
Product licenses and designs, net	10,625	11,380
Patents and trademarks, net	2,122	1,589
Customer relationships, net	1,308	1,545
Goodwill	13,171	13,276
Total other assets	36,014	36,140
TOTAL ASSETS	$239,582	$232,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,351	$12,909
Income taxes payable	2,153	4,210
Accrued expenses and other liabilities	11,058	8,957
Other current liabilities	250	344
Current portion of long-term debt	1,875	648
Total current liabilities	32,687	27,068
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,187	3,520
Line of credit	13,861	42,410
Long-term debt, net of current portion	27,750	3,507
Other long-term liabilities	902	780
Total long-term liabilities	45,700	50,217
Total liabilities	78,387	77,285
SHAREHOLDERS’ EQUITY:
Common stock	132	132
Additional paid-in capital	62,011	60,565
Accumulated other comprehensive loss	(6,158)	(4,272)
Retained earnings	105,210	98,902
Total shareholders’ equity	161,195	155,327
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,582	$232,612
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
NET SALES	$55,185	$51,682	$113,813	$105,051
COST OF GOODS SOLD	17,200	16,538	35,296	33,258
Gross profit	37,985	35,144	78,517	71,793
OPERATING EXPENSES:
Sales and marketing	19,968	19,145	41,788	39,251
General and administrative	4,735	5,819	10,383	11,485
Research and development	4,160	2,749	8,264	6,215
Depreciation and amortization	3,813	3,570	7,605	6,979
Total operating expenses	32,676	31,283	68,040	63,930
INCOME FROM OPERATIONS	5,309	3,861	10,477	7,863
OTHER INCOME (EXPENSE):
Interest income	8	42	8	43
Other (expense) income	(32)	(20)	(15)	3
Interest expense	(382)	(291)	(834)	(540)
Foreign currency exchange (loss) gain	(39)	388	184	893
Total other income (expense)	(445)	119	(657)	399
INCOME BEFORE INCOME TAXES	4,864	3,980	9,820	8,262
PROVISION FOR INCOME TAXES	1,841	1,258	3,512	2,569
NET INCOME	$3,023	$2,722	$6,308	$5,693
BASIC EARNINGS PER SHARE	$0.23	$0.21	$0.48	$0.44
DILUTED EARNINGS PER SHARE	$0.23	$0.21	$0.48	$0.43
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2012	2011	2012	2011
Net Income	$3,023	$2,722	$6,308	$5,693
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	(207)	(1)	(198)	16
Change in currency translation	(2,498)	41	(1,688)	2,041
Other comprehensive income (loss), net of tax	(2,705)	40	(1,886)	2,057
Comprehensive income	$318	$2,762	$4,422	$7,750
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Month Periods Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,308	$5,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(269)	264
Inventory allowance	1,082	390
Depreciation and amortization	8,451	7,814
Restricted common stock issued for services	145	150
Compensation cost of stock awards	854	736
Loss on disposal of equipment	324	328
Loss on disposal of trademarks and patents	113	—
Foreign currency option loss	49	—
Foreign currency exchange gain	(184)	(893)
Deferred income taxes	(17)	1,915
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	1,051	(3,119)
Prepaids and other assets	434	(1,728)
Inventories	(7,609)	(4,391)
Accounts payable	4,526	1,913
Income taxes receivable/payable	(2,211)	86
Accrued expense & other liabilities	1,807	(856)
Net cash provided by operating activities	14,854	8,302
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,113)	(13,860)
Proceeds from sale of property and equipment	—	1
Purchase of patents and trademarks	(664)	—
Purchase of product licenses and designs	—	(495)
Net cash used in investing activities	(10,777)	(14,354)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(28,549)	6,075
Principal payments on debt	(4,530)	(604)
Proceeds on term loan	30,000	—
Payments on capital leases	(31)	—
Debt issuance costs	(575)	(3)
Excess tax benefit from exercise of stock options	—	32
Proceeds from issuance of common stock	447	902
Net cash (used in) provided by financing activities	(3,238)	6,402
Effect of foreign currency translation on cash and cash equivalents	40	155
NET INCREASE IN CASH AND CASH EQUIVALENTS	879	505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,663	3,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,542	$4,440
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$626	$485
Income taxes	5,664	544
Non-cash investing and financing activities:
Cash flow hedge (loss) gain, net of tax	(198)	16
Estimated sales and use tax liability	113	26
Capitalized lease additions	75	—
Purchase guarantee payable	—	420
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, and Exactech International Operations are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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
Our financial instruments include cash and cash equivalents, trade receivables, debt, and cash flow and foreign currency hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges and foreign currency options are based on dealer quotes.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$500	$—	$500	$—
Foreign currency option	49	—	49	—
Total	$549	$—	$549	$—
The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended June 30, 2012, we have determined the interest rate swap to be effective.
The fair value of the foreign currency option we entered into in May 2012 is based on dealer quotes, and is recorded on the condensed consolidated statements of income as other expense, as the instrument was not designated as a hedge in accordance with current accounting guidance. See Note 5 for further discussion on the foreign currency option instrument.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended June 30, 2012 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2011	$3,723	$629	$7,553	$432	$939	$13,276
Foreign currency translation effects	(48)	(18)	—	(12)	(27)	(105)
Balance as of June 30, 2012	$3,675	$611	$7,553	$420	$912	$13,171
We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2011 indicated no impairment to goodwill.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at June 30, 2012 and December 31, 2011 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2012
Product licenses and designs	$14,732	$4,107	$10,625	10.4
Patents and trademarks	4,448	2,326	2,122	14.0
Customer relationships	3,058	1,751	1,308	6.9

Balance at December 31, 2011
Product licenses and designs	$14,838	$3,458	$11,380	10.6
Patents and trademarks	4,045	2,456	1,589	13.0
Customer relationships	3,092	1,547	1,545	7.0

5.	FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES
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

The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2012, translation losses were $1.7 million, which were primarily due to the weakening of the EUR. During the six months ended June 30, 2011, translation gains were $2.0 million, which were a result of the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2012; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows. Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income. We recognized currency transaction gains of $0.2 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.
Foreign Currency Option – In May 2012, we entered into a forward currency hedging option instrument for a notional amount of 9.0 million EUR as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument is a combination call and put option, expiring on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the six months ended June 30, 2012, we recorded a loss of $49,000 on the condensed consolidated statements of income related to the fair value of this instrument.
Other Comprehensive Income (Loss) – Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2011	$(103)	$(4,169)	$(4,272)
2012 Adjustments	(198)	(1,688)	(1,886)
Balance June 30, 2012	$(301)	$(5,857)	$(6,158)
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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and six months ended June 30, 2012 were $0.5 million and $1.1 million, respectively. Allowance charges for the three and six months ended June 30, 2011 were $0.2 million and $0.4 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify such inventory as non-current.

The following table summarizes our classifications of inventory as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$18,744	$17,269
Work in process	1,408	1,443
Finished goods on hand	21,784	19,565
Finished goods on loan/consignment	33,343	30,781
Inventory total	75,279	69,058
Non-current inventories	7,835	7,334
Inventories, current	$67,444	$61,724

7.	DISTRIBUTION SUBSIDIARY START-UP
Distribution Subsidiary - Exactech Ibérica
During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration, allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. We expect a return of product from the former distributor, and, as a result, we have a sales return allowance of $1.4 million recorded against accounts receivable for this distributor on the consolidated balance sheet.

8.	INCOME TAX
At December 31, 2011, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2011; however, a valuation allowance of $6.0 million was charged against this deferred tax asset assuming these losses will not be fully realized. At June 30, 2012, these loss carry forwards totaled $34.2 million, and the deferred tax asset associated with these losses was $9.0 million with a valuation allowance of $6.3 million charged against this deferred tax asset assuming these losses will not be fully realized.
We are subject to examination of our income tax returns in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions we operate in. On March 28, 2012, the United States Internal Revenue Service, or IRS, notified us of an income tax audit for the 2009 and 2010 tax years. As of June 30, 2012, we have no liability recorded as an uncertain tax benefit. Currently, we cannot reasonably estimate the ultimate outcome of the IRS audit, however, we believe that we have followed applicable U.S. tax laws and will defend our income tax positions.

9.	DEBT
Debt consists of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR.	$—	$2,305
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR.	—	1,850
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (2.24% as of June 30, 2012).	29,625	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (2.24% as of June 30, 2012), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	13,861	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA.	—	42,410
Total debt	43,486	46,565
Less current portion	(1,875)	(648)
	$41,611	$45,917
The following is a schedule of debt maturities as of June 30, 2012, for the years ended December 31 (in thousands):

2012	$750
2013	2,625
2014	3,000
2015	3,000
2016	3,000
Thereafter	31,111
$43,486
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the New Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The New Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a swingline note for $5.0 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the New Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million. Proceeds from the New Credit Agreement were used to pay all amounts outstanding under our previous line of credit and other loan balances outstanding as of the closing date.
Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent ( 1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement expires on February 24, 2017.
The $30.0 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. On May 15, 2012, pursuant to the terms of the New Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap becomes effective on September 30, 2013, matures on February 28, 2017, and fixes the variable interest rate at 1.465% for the $27.0 million of the term loan balance that will be outstanding on the effective date. All long-term debt instruments that were outstanding as of December 31, 2011, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. As of June 30, 2012, we are in compliance with all financial covenants.

10.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2012, we had $85,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K, filed with the SEC on December 8, 2010, for more information about our obligations under the CIA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44 million) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. All other matters in Complaint 2 were suspended by Mercantile Court Number 3 of Gijon, pending final adjudication, and including all potential appeals, in Complaint 1. If we were to win Complaint 1 definitively, Complaint 2 would automatically be won by us as well. But if we were to lose Complaint 1 definitively, it wouldn't necessarily imply that Complaint 2 would be lost by us as well. In November 2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts.
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
As of June 30, 2012, we recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.4 million for the tax period through June 30, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012, we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment; however, there can be no assurances that we will ultimately prevail in our lawsuit.

Purchase Commitments
At June 30, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.7 million and outstanding commitments for the purchase of capital equipment of $7.9 million. Purchases under our distribution agreements were $3.9 million during the six months ended June 30, 2012.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2012, we have paid approximately $1.8 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Total gross assets held outside the United States as of June 30, 2012, was $40.5 million. Included in these assets is $25.3 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$21,002	$10,266	$5,927	$11,996	$5,994	$—	$55,185
Segment profit (loss)	2,842	421	732	2,310	(996)	(445)	4,864
Total assets, net	67,865	31,775	22,557	20,631	6,542	90,212	239,582
Capital expenditures	3,050	653	817	884	137	373	5,914
Depreciation and Amortization	1,729	650	297	373	150	1,035	4,234
2011
Net sales	$20,700	$8,391	$5,963	$9,655	$6,973	$—	$51,682
Segment profit (loss)	2,362	(58)	630	1,545	(618)	119	3,980
Total assets, net	63,743	31,747	22,106	15,479	9,446	96,120	238,641
Capital expenditures	1,340	1,865	132	655	1,034	1,453	6,479
Depreciation and Amortization	1,285	559	257	232	138	1,528	3,999

Six Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$42,458	$21,220	$12,088	$24,973	$13,074	$—	$113,813
Segment profit (loss)	5,362	1,250	538	5,291	(1,964)	(657)	9,820
Total assets, net	67,865	31,775	22,557	20,631	6,542	90,212	239,582
Capital expenditures	4,802	1,216	1,035	1,897	299	1,637	10,886
Depreciation and Amortization	3,435	1,291	644	721	295	2,065	8,451
2011
Net sales	$42,038	$16,403	$13,008	$19,094	$14,508	$—	$105,051
Segment profit (loss)	4,545	715	659	3,279	(1,335)	399	8,262
Total assets, net	63,743	31,747	22,106	15,479	9,446	96,120	238,641
Capital expenditures	4,171	3,095	1,168	1,487	1,498	2,962	14,381
Depreciation and Amortization	2,792	1,067	614	486	248	2,607	7,814
Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2012	2011	% Inc/Decr
Domestic sales	$35,240	$32,619	8.0
International sales	19,945	19,063	4.6
Total sales	$55,185	$51,682	6.8

Six Months Ended June 30,	2012	2011	% Inc/Decr
Domestic sales	$72,013	$67,598	6.5
International sales	41,800	37,453	11.6
Total sales	$113,813	$105,051	8.3

12.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
Net income	$3,023			$2,722
Basic EPS:
Net income available to common shareholders	$3,023	13,178	$0.23	$2,722	13,088	$0.21
Effect of dilutive securities:
Stock options		90			147
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,023	13,268	$0.23	$2,722	13,235	$0.21

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
Net income	$6,308			$5,693
Basic EPS:
Net income available to common shareholders	$6,308	13,167	$0.48	$5,693	13,061	$0.44
Effect of dilutive securities:
Stock options		97			164
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$6,308	13,264	$0.48	$5,693	13,225	$0.43
For the three months ended June 30, 2012, weighted average options to purchase 1,070,404 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2011, weighted average options to purchase 531,195 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the six months ended June 30, 2012, weighted average options to purchase 782,374 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2011, weighted average options to purchase 507,942 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Stockholders’ Equity:
The following is a summary of the changes in stockholders’ equity for the six months ended June 30, 2012:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327
Net income		—	—	6,308	—	6,308
Other comprehensive income (loss), net of tax		—	—	—	(1,886)	(1,886)
Exercise of stock options	14	—	157	—	—	157
Issuance of restricted common stock for services	9	—	145	—	—	145
Issuance of common stock under Employee Stock Purchase Plan	21	—	290	—	—	290
Compensation cost of stock options		—	854	—	—	854
Balance June 30, 2012	13,197	$132	$62,011	$105,210	$(6,158)	$161,195
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2011 Annual Meeting of Shareholders, held on June 9, 2011, our shareholders approved an amendment to the 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2012, there were 529,915 total remaining shares issuable under the 2009 Plan.
The aggregate compensation cost that has been charged against income for the 2009 Plan and 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.9 million and $0.7 million and income tax benefit of $0.2 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total unrecognized compensation cost related to unvested awards was $1.4 million and is expected to be recognized over a weighted-average period of 2.03 years .
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2012 and changes during the year to date is presented below:

	2012
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,339,485	$16.41
Granted	289,200	16.33
Exercised	(14,297)	10.96		67
Forfeited or Expired	(4,008)	18.36
Outstanding - June 30	1,610,380	$16.44	3.14	$2,000
Exercisable - June 30	1,174,969	$16.30	2.18	$1,864

Weighted average fair value per share of options granted during the period		$7.56
Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options for 289,200 and 74,700 shares of common stock were granted during the six months ended June 30, 2012 and 2011, respectively.
Restricted Stock Awards:
Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $60,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the first half of 2012 is presented below:

Grant date	February 29, 2012	May 31, 2012
Aggregate shares of restricted stock granted	4,715	4,303
Grant date fair value	$75,000	$70,000
Weighted average fair value per share	$15.89	$16.26

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

Grant date	March 4, 2011	May 31, 2011
Aggregate shares of restricted stock granted	4,044	3,990
Grant date fair value	$75,000	$75,000
Weighted average fair value per share	$18.53	$18.78

All of the restricted stock awards in 2012 and 2011 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012 , our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 300,000 to 450,000. As of June 30, 2012, 179,155 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2012	2011
Shares purchased	20,970	19,912
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	52%	40%
Risk free interest rates	1.2%	2.9%
Weighted average per share fair value	$4.23	$4.21

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
Overview of the Three and Six Months Ended June 30, 2012
During the quarter ended June 30, 2012, sales increased 7% to $55.2 million from $51.7 million in the comparable quarter ended June 30, 2011, as we continued to expand our customer base and product offerings. Gross margins increased to 69% from 68% as we experienced higher growth in our higher margin domestic operations. Operating expenses increased 4% from the quarter ended June 30, 2011, and as a percentage of sales, operating expenses decreased to 59% during the second quarter of 2012 as compared to 61% for the same quarter in 2011. This decrease, as a percentage of sales, was primarily due to the reduction in legal and compliance costs to $0.5 million in the second quarter of 2012 from $1.5 million in second quarter 2011, related to the Deferred Prosecution Agreement, or DPA, entered into with the Department of Justice, or DOJ. Net income for the quarter ended June 30, 2012 increased 11%, and diluted earnings per share were $0.23 as compared to $0.21 last year.

During the six months ended June 30, 2012, sales increased 8% to $113.8 million from $105.1 million in the comparable six months ended June 30, 2011, as we continued to gain global market share. Gross margins increased to 69% from 68% as a result of our growth in our international direct distribution subsidiaries as well as growth in domestic sales. Operating expenses increased 6% from the six months ended June 30, 2011, and, as a percentage of sales, operating expenses decreased to 60% during the first half of 2012 as compared to 61% for the same period in 2011. The reduction, as a percentage of sales, was primarily due to a decrease in compliance and legal costs associated with the DPA to $1.1 million in the first half of 2012 from $2.7 million in the first half of 2011. Net income for the six months ended June 30, 2012 increased 11% to $6.3 million, and diluted earnings per share were $0.48 as compared to $0.43 last year.
During the six months ended June 30, 2012, we acquired $10.1 million in property and equipment, including new production equipment and surgical instrumentation. Cash flow from operations was $14.9 million for the six months ended June 30, 2012 as compared to a net cash flow from operations of $8.3 million during the six months ended June 30, 2011.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines for the three and six month periods ended June 30, 2012 and June 30, 2011:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2012		June 30, 2011		2012- 2011	Constant Currency
Knee	$21,002	38.1%	$20,700	40.1%	1.5%	3.9%
Hip	10,266	18.6	8,391	16.2	22.3	23.4
Biologics and Spine	5,927	10.7	5,963	11.5	(0.6)	1.2
Extremity	11,996	21.7	9,655	18.7	24.2	25.5
Other	5,994	10.9	6,973	13.5	(14.0)	(12.6)
Total	$55,185	100.0%	$51,682	100.0%	6.8%	8.6%

	Six Months Ended				Inc (decr)
	June 30, 2012		June 30, 2011		2012- 2011	Constant Currency
Knee	$42,458	37.3%	$42,038	40.0%	1.0%	2.4%
Hip	21,220	18.7	16,403	15.6	29.4	29.7
Biologics and Spine	12,088	10.6	13,008	12.4	(7.1)	(6.1)
Extremity	24,973	21.9	19,094	18.2	30.8	31.6
Other	13,074	11.5	14,508	13.8	(9.9)	(8.9)
Total	$113,813	100.0%	$105,051	100.0%	8.3%	9.3%

The following table includes items from the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended June 30,		2012 – 2011 Inc (decr)		% of Sales
	2012	2011	$	%	2012	2011
Net sales	$55,185	$51,682	3,503	6.8	100.0%	100.0%
Cost of goods sold	17,200	16,538	662	4.0	31.2	32.0
Gross profit	37,985	35,144	2,841	8.1	68.8	68.0
Operating expenses:
Sales and marketing	19,968	19,145	823	4.3	36.2	37.0
General and administrative	4,735	5,819	(1,084)	(18.6)	8.6	11.3
Research and development	4,160	2,749	1,411	51.3	7.5	5.3
Depreciation and amortization	3,813	3,570	243	6.8	6.9	6.9
Total operating expenses	32,676	31,283	1,393	4.5	59.2	60.5
Income from operations	5,309	3,861	1,448	37.5	9.6	7.5
Other income (expense), net	(445)	119	(564)	(473.9)	(0.8)	0.2
Income before taxes	4,864	3,980	884	22.2	8.8	7.7
Provision for income taxes	1,841	1,258	583	46.3	3.3	2.4
Net income	$3,023	$2,722	301	11.1	5.5	5.3

	Six Months Ended June 30,		2012 – 2011 Inc (decr)		% of Sales
	2012	2011	$	%	2012	2011
Net sales	$113,813	$105,051	8,762	8.3	100.0%	100.0%
Cost of goods sold	35,296	33,258	2,038	6.1	31.0	31.7
Gross profit	78,517	71,793	6,724	9.4	69.0	68.3
Operating expenses:
Sales and marketing	41,788	39,251	2,537	6.5	36.7	37.4
General and administrative	10,383	11,485	(1,102)	(9.6)	9.1	10.9
Research and development	8,264	6,215	2,049	33.0	7.3	5.9
Depreciation and amortization	7,605	6,979	626	9.0	6.7	6.6
Total operating expenses	68,040	63,930	4,110	6.4	59.8	60.8
Income from operations	10,477	7,863	2,614	33.2	9.2	7.5
Other income (expense), net	(657)	399	(1,056)	(264.7)	(0.6)	0.4
Income before taxes	9,820	8,262	1,558	18.9	8.6	7.9
Provision for income taxes	3,512	2,569	943	36.7	3.1	2.5
Net income	$6,308	$5,693	615	10.8	5.5	5.4
Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011
Sales
For the quarter ended June 30, 2012, total sales increased 7% to $55.2 million from $51.7 million in the comparable quarter ended June 30, 2011, as a result of market growth and partially offset by general pricing pressures. Sales of knee implant products increased 1% to $21.0 million for the quarter ended June 30, 2012 compared to $20.7 million for the quarter ended June 30, 2011, as sales of our Logic PS knee system continue to grow. Hip implant sales of $10.3 million during the quarter ended June 30, 2012 increased 22% over the $8.4 million in sales during the quarter ended June 30, 2011, as we continued growth in our Novation Element™ hip system. Sales from biologics and spine decreased 1% during the quarter ended June 30, 2012 to $5.9 million, from $6.0 million in the comparable quarter in 2011. Sales of our extremity products were up 24% to $12.0 million as compared to $9.7 million for the same period in 2011, as we continue to see increasing market acceptance of our Equinoxe® reverse shoulder system. Sales of all other products decreased to $6.0 million as compared to $7.0 million in the same quarter last year. Domestically, total sales increased 8% to $35.2 million, or 64% of total sales, during the quarter ended June 30, 2012, up from $32.6 million, which represented 63% of total sales, in the comparable quarter last year. Internationally, total sales increased 5% to $19.9 million, representing 36% of total sales, for the quarter ended June 30, 2012, as compared to $19.1 million, which was 37% of total sales, for the same quarter in 2011.
For the six months ended June 30, 2012, total sales increased 8% to $113.8 million from $105.1 million in the comparable six months ended June 30, 2011. Sales of knee implant products increased 1% to $42.5 million for the six months ended June 30, 2012 compared to $42.0 million for the same six month period in 2011. Hip implant sales of $21.2 million during the six months ended June 30, 2012 increased 29% over the $16.4 million in sales during the six months ended June 30, 2011, as we continued to experience market penetration with our Novation Element hip system. Sales from biologics and spine decreased 7% during the six months ended June 30, 2012 to $12.1 million, from $13.0 million in the comparable six months in 2011. Sales of our extremity products were up 31% to $25.0 million as compared to $19.1 million for the same period in 2011, as the acceptance of our Equinoxe® reverse shoulder system continues. Sales of all other products decreased to $13.1 million as compared to $14.5 million in the same six months in 2011. Domestically, total sales increased 7% to $72.0 million, or 63% of total sales, during the six months ended June 30, 2012, up from $67.6 million, which represented 64% of total sales, in the comparable period in 2011. Internationally, total sales increased 12% to $41.8 million, representing 37% of total sales, for the six months ended June 30, 2012, as compared to $37.5 million, which was 36% of total sales, for the same six months in 2011. The international sales increase was partially attributable to market growth in our direct sales operations.
Gross Profit
Gross profit increased 8% to $38.0 million in the quarter ended June 30, 2012 from $35.1 million in the quarter ended June 30, 2011. As a percentage of sales, gross profit increased to 69% during the quarter ended June 30, 2012 as compared to 68% in the quarter ended June 30, 2011, as a direct result of our domestic sales growth, which generally carries higher margins, as well as continued growth in our international sales from our direct distribution operations, which also carry higher margins. Looking forward to the remainder of the fiscal year, we expect gross profit, as a percentage of sales, to be flat to 0.5% higher than prior year quarters on a comparative quarter basis.
Gross profit increased 9% to $78.5 million in the six months ended June 30, 2012 from $71.8 million in the six months ended June 30, 2011. As a percentage of sales, gross profit increased to 69% during the six months ended June 30, 2012 as compared to 68% in the same six month period in 2011, also as a result of growth in our domestic market and international direct markets, which generally result in higher margin sales. Looking forward, for the remainder of 2012, we expect gross profit, as a percentage of sales, to be flat to 0.5% higher than prior year quarters on a comparative quarter basis.
Operating Expenses
Total operating expenses increased 4% to $32.7 million in the quarter ended June 30, 2012 from $31.3 million in the quarter ended June 30, 2011, primarily due to increases in research and development and sales and marketing expenses, offset partially by a reduction in general and administrative expenses. As a percentage of sales, total operating expenses decreased to 59% for the quarter ended June 30, 2012, as compared to 61% for the same period in June 30, 2011. The decrease in operating expenses, as a percentage of sales, is primarily due to the decrease in compliance expenses related to the DPA from $1.5 million in the second quarter of 2011 to $0.5 million in the second quarter of 2012. Total operating expenses increased 6% to $68.0 million in the six months ended June 30, 2012 from $63.9 million in the six months ended June 30, 2011. As a percentage of sales, total operating expenses decreased to 60% for the six months ended June 30, 2012, as compared to 61% for the same period in 2011. Included in operating expenses for the first six months in 2012 is $1.1 million in compliance costs related to the DPA monitorship, compared to $2.7 million in the first six months in 2011.
Sales and marketing expenses, the largest component of total operating expenses, increased 4% for the quarter ended June 30, 2012 to $20.0 million from $19.1 million in the same quarter last year. The increase was primarily related to variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales decreased to 36% for the quarter ended June 30, 2012, from 37% for the quarter ended June 30, 2011. Sales and marketing expenses increased 6% for the six months ended June 30, 2012 to $41.8 million from $39.3 million in the six months ended June 30, 2011. Sales and marketing expenses, as a percentage of sales remained relatively flat at 37% for each of the six months ended June 30, 2012 and June 30, 2011, respectively. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for 2012.
General and administrative expenses decreased to $4.7 million in the quarter ended June 30, 2012 from $5.8 million in the same quarter in 2011, as we reduced compliance expenses due to the completion of the DOJ monitorship and continued the OIG monitorship during the second quarter of 2012. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended June 30, 2012, as compared to 11% in the quarter ended June 30, 2011. General and administrative expenses decreased 10% to $10.4 million in the six months ended June 30, 2012 from $11.5 million in the six months ended June 30, 2011, which included the $1.1 million and $2.7 million in expenses related to the DPA and OIG monitorships for each of the periods, respectively. As a percentage of sales, general and administrative expenses decreased to 9% for the six months ended June 30, 2012, as compared to 11% in the six months ended June 30, 2011. General and administrative expenses for the balance of the year ending December 31, 2012 are expected to be in the range of 9% to 10% of sales.
Research and development expenses increased 51% for the quarter ended June 30, 2012 to $4.2 million from $2.7 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 8% for the quarter ended June 30, 2012 from 5% for the comparable quarter last year. The increase was due primarily to increased design and development activities. Research and development expenses increased 33% for the six months ended June 30, 2012 to $8.3 million from $6.2 million in the first half of 2011. As a percentage of sales, research and development expenses increased to 7% for the six months ended June 30, 2012 from 6% for the comparable six months last year. We anticipate growth in research and development expenditures, as a percent of sales, to outpace sales growth as increases in product development activities throughout the remainder of the year are expected, with total research and development expenses ranging from 7% to 8% of sales.
Depreciation and amortization increased 7% to $3.8 million during the quarter ended June 30, 2012 from $3.6 million in the quarter ended June 30, 2011, as a result of continuing investment in our operations and expanding surgical instrumentation deployment. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the quarters ended June 30, 2012 and 2011. Depreciation and amortization increased 9% to $7.6 million during the six months ended June 30, 2012 from $7.0 million in the six months ended June 30, 2011. As a percentage of sales, depreciation and amortization remained flat at 7% for the six month periods ended June 30, 2012 and 2011. We placed $8.5 million of surgical instrumentation in service and spent approximately $0.7 million for patents and trademarks during the first six months of 2012.
Income from Operations
Our income from operations increased 38% to $5.3 million, or 10% of sales in the quarter ended June 30, 2012 from $3.9 million, or 7% of sales in the quarter ended June 30, 2011. Our income from operations increased 33% to $10.5 million, or 9% of sales in the six months ended June 30, 2012 from $7.9 million, or 7% of sales in the six month period ended June 30, 2011. Looking forward, we expect operating expenses for the remainder of the year to increase roughly equivalent to sales growth and therefore we anticipate income from operations to be in the range of 7% to 10% for the balance of 2012.
Other Income and Expenses
We had other expenses, net of other income, of $0.4 million during the quarter ended June 30, 2012, as compared to other income, net of other expenses, of $0.1 million in the quarter ended June 30, 2011, primarily due to increased net interest expense and foreign currency exchange losses. Losses related to foreign currency transactions during the second quarter of 2012 were $39,000 compared to gains of $0.4 million for the same quarter of 2011. Net interest expense for the quarter ended June 30, 2012 of $0.4 million as compared to $0.2 million during the quarter ended June 30, 2011 due to increased borrowing under our new credit agreement. We had other expenses, net of other income, of $0.7 million during the six months ended June 30, 2012, as compared to other income, net of other expenses of $0.4 million in the six months ended June 30, 2011. The decrease to net other income is primarily due to the reduction in the gains on foreign currency transactions from $0.9 million in the first half of 2011 to $0.2 million in the first half of 2012. Net interest expense also contributed to the reduction, which increased for the six months ended June 30, 2012 to $0.8 million from $0.5 million during the six months ended June 30, 2011 due to increased borrowing under our line of credit facility.
Taxes and Net Income
Income before provision for income taxes increased 22% to $4.9 million in the quarter ended June 30, 2012 from $4.0 million in the quarter ended June 30, 2011. The effective tax rate, as a percentage of income before taxes, was 38% for the quarter ended June 30, 2012 as compared to 32% for the quarter ended June 30, 2011. The increase in the effective tax rate for the second quarter of 2012 was primarily due to a change in the estimate of the non-deductible portion of our $3.0 million settlement with the DOJ from 2010. Formerly, we anticipated that $0.6 million of this settlement was non-deductible and , as a result of IRS discussions with the DOJ in the second quarter of 2012, it was clarified that $1.3 million of this settlement was non-deductible resulting in $0.3 million of additional tax liability and an impact on the second quarter diluted EPS of approximately $0.02 per share. As a result of the foregoing, we realized net income of $3.0 million in the quarter ended June 30, 2012, an increase of 11% from $2.7 million in the quarter ended June 30, 2011. As a percentage of sales, net income remained at 5% for each of the quarters ended June 30, 2012 and 2011. Earnings per share, on a diluted basis, increased to $0.23 for quarter ended June 30, 2012, from $0.21 for the quarter ended June 30, 2011. Income before provision for income taxes increased 19% to $9.8 million in the six months ended June 30, 2012 from $8.3 million in the same period in 2011. The effective tax rate, as a percentage of income before taxes, was 36% for the six months ended June 30, 2012 and 31% for the same six month periods in 2011. The increase in the effective tax rate for the first half was primarily due to the change in estimate of the non-deductible portion of the 2010 DOJ settlement referenced above, as well as the tax impact of the research and development tax credit that was effective in the first half of 2011 as opposed to having expired during the first half of 2012. We expect our effective tax rates to range from 35% to 37% for the balance of 2012, assuming non-renewal of the research and development tax credit. As a result of the foregoing, we realized net income of $6.3 million in the six months ended June 30, 2012, an increase of 11% from $5.7 million in the six months ended June 30, 2011. As a percentage of sales, net income remained relatively unchanged at 5.5% and 5.4% for the six months ended June 30, 2012 and 2011, respectively. Earnings per share, on a diluted basis, increased to $0.48 for six months ended June 30, 2012, from $0.43 for the six months ended June 30, 2011.
Liquidity and Capital Resources
We have financed our operations through a combination of commercial debt financing, equity issuances and cash flows from our operating activities. At June 30, 2012, we had working capital of $91.5 million, a decrease of 1% from $92.2 million at the end of 2011. Working capital in 2012 decreased primarily as a result of an increase in our accounts payable associated with our expansion. We experienced increases overall in our current assets and liabilities due to our continued growth. We project that cash flows from operating activities, borrowing under our new line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.
Operating Activities – Operating activities provided net cash of $14.9 million in the six months ended June 30, 2012, as compared to net cash from operations of $8.3 million during the six months ended June 30, 2011. A primary contributor to this change related to increases in accounts payable from our business growth, which is offset partially by our decrease in accounts receivable during the first half of 2012, as we saw improvement in international customer collections. A major contributor to the collection effort is our sales distribution office in Spain, which received approximately 8.2 million EUR for substantially all of its accounts receivable aged six months or older. Our allowance for doubtful accounts and sales returns decreased to $2.9 million at June 30, 2012 from $3.2 million at December 31, 2011, principally as a result of a decrease in our international doubtful account allowance. Our estimated sales return, net of cost of goods sold, remained flat at $1.4 million as of June 30, 2012 and December 31, 2011, and is primarily related to the nonrenewal of our agreement with our Spanish independent distributor. We cannot give assurances that our transition to direct sales outside the U.S. or the outstanding legal claims from our former Spanish distributor will not result in a larger amount of returned products with a corresponding increase in this allowance. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 72 for the six months ended June 30, 2012, up slightly from a ratio of 70 for the six months ended June 30, 2011, primarily as a result of our growth outside the U.S. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $7.6 million during the first six months ended June 30, 2012, compared to an increase of $4.4 million during the same period ended June 30, 2011, as a result of our product line and market expansions. The change in accounts payable for the six months ended June 30, 2012 provided cash of $4.5 million, in contrast to cash provided of $1.9 million for the six months ended June 30, 2011.
Investing Activities - Investing activities used net cash of $10.8 million in the six months ended June 30, 2012, as compared to $14.4 million in the six months ended June 30, 2011. The decrease was due to a reduction of purchases of property and equipment. Our cash outlays for surgical instrumentation and manufacturing equipment was $10.1 million, and $0.7 million for purchases of patents and trademarks during the six month period ended June 30, 2012, as compared to cash outlays of $13.0 million million for purchases of surgical instrumentation and manufacturing equipment, and $0.5 million for purchases of product licenses during the same period of 2011.
In May 2012, we entered into a forward currency hedging option instrument for a notional amount of 9.0 million euro (“EUR”). The hedge instrument is a combination call and put option, expiring on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the six months ended June 30, 2012, we recorded a loss of $49,000 on the condensed consolidated statements of income.
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
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2012, we have paid approximately $1.8 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

Financing Activities - Financing activities used net cash of $3.2 million in the six months ended June 30, 2012, as compared to $6.4 million in net cash provided for the six months ended June 30, 2011. In the first six months of 2012, we had net debt repayments of $3.1 million as compared to net borrowings of $5.5 million in the first six months of 2011. Proceeds from the exercise of stock options provided cash of $0.4 million in the six months ended June 30, 2012, as compared to $0.9 million in the six months ended June 30, 2011, with the proceeds used to fund general working capital.
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
The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. On May 15, 2012, pursuant to the terms of the New Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap is effective beginning on September 30, 2013 and matures February 28, 2017, and fixes the variable interest rate at 1.465% of $27 million the term loan that will be outstanding on the effective date. All long-term debt instruments outstanding, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the New Credit Agreement.
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. We were in compliance with such covenants at June 30, 2012.
Other Commitments and Contingencies
At June 30, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.7 million and outstanding commitments for the purchase of capital equipment of $7.9 million. Purchases under our distribution agreements were $3.9 million during the six months ended June 30, 2012.
As of June 30, 2012, we recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.4 million for the tax period through June 30, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012 we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment; however, there can be no assurances that we will ultimately prevail in our lawsuit.

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
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.2 million for the remainder of 2012. We believe that the amounts presented approximate the financial instruments’ fair market value as of June 30, 2012, and the weighted average interest rates are those experienced during the year to date ended June 30, 2012 (in thousands, except percentages):

	2012	2013	2014	2015	Thereafter	Total
Liabilities
Term loan at variable interest rate	$750	$2,625	$3,000	$3,000	$20,250	$29,625
Weighted average interest rate	2.2%
Line of credit at variable interest rate	—	—	—	—	13,861	13,861
Weighted average interest rate	2.2%
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2012, translation losses were $1.7 million, which were primarily due to the weakening of the EUR. During the six months ended June 30, 2011, translation gains were $2.0 million, which were a result of the strengthening of the EUR and GBP.
In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. In May 2012, we entered into a forward currency hedging option instrument for a notional amount of 9.0 million EUR as a combination call and put option, expiring on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the six months ended June 30, 2012, we recorded a loss of $49,000 on the condensed consolidated statements of income related to the fair value of this instrument.
The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $0.2 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, which was primarily due to the effect of our European expansion and the weakening of the EUR as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. We are currently a party to several product liability suits related to the products distributed by us on behalf of RTI Biologics, Inc., or RTI. Pursuant to our license and distribution agreement with RTI, we will tender all cases to RTI. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At June 30, 2012, we had $85,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K, filed with the SEC on December 8, 2010, for more information about our obligations under the CIA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with our termination of the distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. In the Complaint 1 filing MBA seeks damages of forty-four million (€44 million) Euros compensation for all benefits alleged to be owed by Exactech under the distribution agreement, including alleged loss of clientele, alleged loss of prestige and credibility, alleged loss of client confidence and alleged illegitimate business practices. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief. In March 2011, the court dismissed MBA’s action for injunctive relief contained in Complaint 2. All other matters in Complaint 2 were suspended by Mercantile Court Number 3 of Gijon, pending final adjudication, and including all potential appeals, in Complaint 1. If we were to win Complaint 1 definitively, Complaint 2 would automatically be won by us as well. But if we were to lose Complaint 1 definitively, it wouldn't necessarily imply that Complaint 2 would be lost by us as well. In November

2011, the trial in respect of Complaint 1 was held and, in December 2011, the judge ruled in favor of Exactech on all counts.
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
Item 1A. Risk Factors
Information about risk factors for the six months ended June 30, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exactech, Inc.

Date:	August 3, 2012	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer) and Chairman of the Board

Date:	August 3, 2012	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer