Form 10-Q
period 2012-09-30
EXACTECH INC
filed 2012-11-05
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, $.01 par value	13,308,092

EXACTECH, INC.
INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2012 and September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

Signatures		32

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,965	$4,663
Accounts receivable, net of allowances of $800 and $3,186	45,201	45,856
Prepaid expenses and other assets, net	3,438	3,948
Income taxes receivable	452	171
Inventories – current	71,288	61,724
Deferred tax assets – current	1,947	2,869
Total current assets	126,291	119,231
PROPERTY AND EQUIPMENT:
Land	2,209	2,209
Machinery and equipment	32,424	30,164
Surgical instruments	84,611	77,105
Furniture and fixtures	3,847	3,753
Facilities	18,008	17,930
Projects in process	1,778	2,141
Total property and equipment	142,877	133,302
Accumulated depreciation	(63,177)	(56,061)
Net property and equipment	79,700	77,241
OTHER ASSETS:
Deferred financing and deposits, net	893	1,016
Non-current inventories	8,328	7,334
Product licenses and designs, net	10,555	11,380
Patents and trademarks, net	2,139	1,589
Customer relationships, net	1,211	1,545
Goodwill	13,276	13,276
Total other assets	36,402	36,140
TOTAL ASSETS	$242,393	$232,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,306	$12,909
Income taxes payable	1,475	4,210
Accrued expenses and other liabilities	11,432	8,957
Other current liabilities	250	344
Current portion of long-term debt	2,625	648
Total current liabilities	30,088	27,068
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,655	3,520
Line of credit	15,210	42,410
Long-term debt, net of current portion	27,000	3,507
Other long-term liabilities	1,130	780
Total long-term liabilities	45,995	50,217
Total liabilities	76,083	77,285
SHAREHOLDERS’ EQUITY:
Common stock	133	132
Additional paid-in capital	63,564	60,565
Accumulated other comprehensive loss	(5,150)	(4,272)
Retained earnings	107,763	98,902
Total shareholders’ equity	166,310	155,327
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,393	$232,612
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011
NET SALES	$51,270	$47,278	$165,083	$152,329
COST OF GOODS SOLD	15,392	14,898	50,688	48,156
Gross profit	35,878	32,380	114,395	104,173
OPERATING EXPENSES:
Sales and marketing	18,713	18,041	60,501	57,292
General and administrative	4,564	5,070	14,947	16,555
Research and development	4,366	3,502	12,630	9,717
Depreciation and amortization	3,722	3,663	11,327	10,642
Total operating expenses	31,365	30,276	99,405	94,206
INCOME FROM OPERATIONS	4,513	2,104	14,990	9,967
OTHER INCOME (EXPENSE):
Interest income	—	—	8	3
Other (expense) income	22	30	57	73
Interest expense	(322)	(281)	(1,156)	(821)
Foreign currency gain (loss), net	60	(48)	194	845
Total other income (expense)	(240)	(299)	(897)	100
INCOME BEFORE INCOME TAXES	4,273	1,805	14,093	10,067
PROVISION FOR INCOME TAXES	1,720	494	5,232	3,063
NET INCOME	$2,553	$1,311	$8,861	$7,004
BASIC EARNINGS PER SHARE	$0.19	$0.10	$0.67	$0.54
DILUTED EARNINGS PER SHARE	$0.19	$0.10	$0.67	$0.53
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2012	2011	2012	2011
Net Income	$2,553	$1,311	$8,861	$7,004
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	(125)	1	(323)	17
Change in currency translation	1,133	(2,054)	(555)	(13)
Other comprehensive income (loss), net of tax	1,008	(2,053)	(878)	4
Comprehensive income	$3,561	$(742)	$7,983	$7,008
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$8,861	$7,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(2,386)	259
Inventory allowance	2,764	218
Depreciation and amortization	12,605	11,876
Restricted common stock issued for services	220	212
Compensation cost of stock awards	1,168	1,037
Loss on disposal of equipment	415	475
Loss on disposal of trademarks and patents	113	—
Foreign currency option loss	330	—
Foreign currency exchange gain	(524)	(845)
Deferred income taxes	237	(276)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	2,553	(3,361)
Prepaids and other assets	1,220	(1,469)
Inventories	(13,229)	(3,606)
Accounts payable	1,465	(164)
Income taxes receivable/payable	(3,013)	1,437
Accrued expense & other liabilities	1,782	(1,794)
Net cash provided by operating activities	14,581	11,003
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,715)	(17,672)
Proceeds from sale of property and equipment	1	1
Purchase of patents and trademarks	(817)	—
Purchase of product licenses and designs	(153)	(635)
Net cash used in investing activities	(14,684)	(18,306)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(27,200)	7,035
Principal payments on debt	(4,531)	(906)
Proceeds on term loan	30,000	—
Payments on capital leases	(57)	—
Debt issuance costs	(575)	(5)
Excess tax benefit from exercise of stock options	—	30
Proceeds from issuance of common stock	1,645	1,062
Net cash (used in) provided by financing activities	(718)	7,216
Effect of foreign currency translation on cash and cash equivalents	123	49
NET INCREASE IN CASH AND CASH EQUIVALENTS	(698)	(38)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,663	3,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,965	$3,897
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$887	$751
Income taxes	7,748	2,222
Non-cash investing and financing activities:
Cash flow hedge (loss) gain, net of tax	(323)	17
Estimated sales and use tax liability	158	60
Capitalized lease additions	157	—
Purchase guarantee payable	—	420
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, and Exactech International Operations are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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
Our financial instruments include cash and cash equivalents, trade receivables, debt, and cash flow hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair value of cash flow hedges are based on dealer quotes.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$709	$—	$709	$—
Total	$709	$—	$709	$—
The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended September 30, 2012, we have determined the interest rate swap to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended September 30, 2012 (in thousands):

	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2011	$3,723	$629	$7,553	$432	$939	$13,276
Foreign currency translation effects	—	—	—	—	—	—
Balance as of September 30, 2012	$3,723	$629	$7,553	$432	$939	$13,276
We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2011 indicated no impairment to goodwill. We have not yet completed our impairment analysis for 2012.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at September 30, 2012 and December 31, 2011 (in thousands):

	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2012
Product licenses and designs	$14,971	$4,416	$10,555	10.4
Patents and trademarks	4,537	2,398	2,139	14.0
Customer relationships	3,092	1,881	1,211	6.9

Balance at December 31, 2011
Product licenses and designs	$14,838	$3,458	$11,380	10.6
Patents and trademarks	4,045	2,456	1,589	13.0
Customer relationships	3,092	1,547	1,545	7.0

5.	FOREIGN CURRENCY TRANSLATION AND HEDGING ACTIVITIES
Foreign Currency Transactions and Hedging Activities
The following table provides information on the components of our foreign currency activities recognized in the Condensed Consolidated Statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency transactions gain (loss)	$340	$(48)	$524	$845
Forward currency option loss	(280)	—	(330)	—
Foreign currency gain (loss), net	$60	$(48)	$194	$845
Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income.
Forward Currency Option – In September 2012, we terminated the forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. During the third quarter ended September 30, 2012, we realized a loss on the Condensed Consolidated Statements of Income related to the termination of this instrument.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2012, translation losses were $0.6 million, which were primarily due to the weakening of the EUR. During the nine months ended September 30, 2011, translation losses were $13,000, which were a result of the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2012; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss (in thousands):

	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2011	$(103)	$(4,169)	$(4,272)
2012 Adjustments	(323)	(555)	(878)
Balance September 30, 2012	$(426)	$(4,724)	$(5,150)
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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and nine months ended September 30, 2012 were $1.7 million and $2.8 million, respectively. Allowance changes for the three and nine months ended September 30, 2011 were $(0.2) million and $0.2 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$19,829	$17,269
Work in process	1,442	1,443
Finished goods on hand	22,251	19,565
Finished goods on loan/consignment	36,094	30,781
Inventory total	79,616	69,058
Non-current inventories	8,328	7,334
Inventories, current	$71,288	$61,724

7.	DISTRIBUTION SUBSIDIARY START-UP
Distribution Subsidiary - Exactech Ibérica
During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A. (“Exactech Ibérica”), and obtained our import registration, allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. During the third quarter of 2012, we reached an inventory return agreement for a $1.5 million in cash payment and settlement of the outstanding accounts receivable in exchange for a sales return we recorded of approximately $4.0 million, of which $3.0 million of sales was previously allowed for the return and $0.8 million was previously estimated as uncollectible.

8.	INCOME TAX
At December 31, 2011, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.8 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2011; however, a valuation allowance of $6.0 million was charged against this deferred tax asset assuming these losses will not be fully realized. At September 30, 2012, these loss carry forwards totaled $35.9 million, and the deferred tax asset associated with these losses was $9.2 million with a valuation allowance of $6.8 million charged against this deferred tax asset assuming these losses will not be fully realized.

We are subject to examination of our income tax returns in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions we operate in. On March 28, 2012, the United States Internal Revenue Service, or IRS, notified us of an income tax audit for the 2009 and 2010 tax years. As of September 30, 2012, we have no liability recorded as an uncertain tax benefit. Currently, we cannot reasonably estimate the ultimate outcome of the IRS audit, however, we believe that we have followed applicable U.S. tax laws and will defend our income tax positions.

9.	DEBT
Debt consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR.	$—	$2,305
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR.	—	1,850
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (1.98% as of September 30, 2012).	29,625	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.98% as of September 30, 2012), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	15,210	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA.	—	42,410
Total debt	44,835	46,565
Less current portion	(2,625)	(648)
	$42,210	$45,917
The following is a schedule of debt maturities as of September 30, 2012, for the years ended December 31 (in thousands):

2012	$750
2013	2,625
2014	3,000
2015	3,000
2016	3,000
Thereafter	32,460
$44,835
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
Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period

(one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement expires on February 24, 2017.
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
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. As of September 30, 2012, we are in compliance with all financial covenants.

10.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2012, we had $85,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with the termination of our distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief, that was dismissed in March 2011. Previously, in December 2011, the judge ruled in favor of Exactech on all counts related to Complaint 1. In January 2012, MBA appealed the judge’s decision, which Exactech submitted its written response opposing the appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA stated in this latest Complaint 3 that under certain circumstances it was willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million.On August 7, 2012 we executed an agreement with MBA for the sales return of $4.0 million as settlement for the recognized outstanding debt owed to us and additional cash of 1.15 € million, or $1.5 million, paid to MBA. In addition, with the approval of all the other involved parties, motions have been filed to dismiss all outstanding legal claims and appeals between the parties.
As of September 30, 2012, we recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.5 million for the tax period through September 30, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012, we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment, and on August 28, 2012, we filed an additional lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida for the audit time period covering June 2008 through May 2011; however, there can be no assurances that we will ultimately prevail in our lawsuits.
Purchase Commitments
At September 30, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.3 million and outstanding commitments for the purchase of capital equipment of $7.0 million. Purchases under our distribution agreements were $5.5 million during the nine months ended September 30, 2012.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2012, we have paid approximately $1.8 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Total gross assets held outside the United States as of September 30, 2012, was $46.2 million. Included in these assets was $24.2 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$18,220	$9,245	$5,943	$12,215	$5,647	$—	$51,270
Segment profit (loss)	1,787	527	23	2,528	(352)	(240)	4,273
Total assets, net	68,967	30,245	20,594	21,154	13,154	88,279	242,393
Capital expenditures	810	438	401	1,146	237	946	3,978
Depreciation and Amortization	1,804	604	299	383	153	911	4,154
2011
Net sales	$17,908	$7,990	$5,415	$9,780	$6,185	$—	$47,278
Segment profit (loss)	2,650	(136)	(143)	345	(612)	(299)	1,805
Total assets, net	62,380	31,445	22,020	16,336	8,872	92,988	234,041
Capital expenditures	1,420	597	284	913	21	691	3,926
Depreciation and Amortization	1,351	592	354	287	116	1,362	4,062

Nine Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$60,678	$30,465	$18,031	$37,188	$18,721	$—	$165,083
Segment profit (loss)	7,149	1,777	561	7,819	(2,316)	(897)	14,093
Total assets, net	68,967	30,245	20,594	21,154	13,154	88,279	242,393
Capital expenditures	5,612	1,654	1,436	3,043	536	2,583	14,864
Depreciation and Amortization	5,239	1,895	943	1,104	448	2,976	12,605
2011
Net sales	$59,946	$24,393	$18,423	$28,874	$20,693	$—	$152,329
Segment profit (loss)	7,195	579	516	3,624	(1,947)	100	10,067
Total assets, net	62,380	31,445	22,020	16,336	8,872	92,988	234,041
Capital expenditures	5,591	3,692	1,452	2,400	1,519	3,653	18,307
Depreciation and Amortization	4,143	1,659	968	773	364	3,969	11,876
Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2012	2011	% Inc/Decr
Domestic sales	$35,294	$31,451	12.2
International sales	15,976	15,827	0.9
Total sales	$51,270	$47,278	8.4

Nine Months Ended September 30,	2012	2011	% Inc/Decr
Domestic sales	$107,307	$99,049	8.3
International sales	57,776	53,280	8.4
Total sales	$165,083	$152,329	8.4

12.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
Net income	$2,553			$1,311
Basic EPS:
Net income available to common shareholders	$2,553	13,278	$0.19	$1,311	13,125	$0.10
Effect of dilutive securities:
Stock options		80			82
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,553	13,358	$0.19	$1,311	13,207	$0.10

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
Net income	$8,861			$7,004
Basic EPS:
Net income available to common shareholders	$8,861	13,204	$0.67	$7,004	13,083	$0.54
Effect of dilutive securities:
Stock options		91			132
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$8,861	13,295	$0.67	$7,004	13,215	$0.53
For the three months ended September 30, 2012, weighted average options to purchase 757,493 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2011, weighted average options to purchase 789,448 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the nine months ended September 30, 2012, weighted average options to purchase 774,691 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2011, weighted average options to purchase 519,424 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Stockholders’ Equity:
The following is a summary of the changes in stockholders’ equity for the nine months ended September 30, 2012:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327
Net income	—	—	—	8,861	—	8,861
Other comprehensive income (loss), net of tax	—	—	—	—	(878)	(878)
Exercise of stock options	109	1	1,199	—	—	1,200
Tax impact on stock awards	—	—	(33)	—	—	(33)
Issuance of restricted common stock for services	14	—	220	—	—	220
Issuance of common stock under Employee Stock Purchase Plan	32	—	445	—	—	445
Compensation cost of stock options		—	1,168	—	—	1,168
Balance September 30, 2012	13,308	$133	$63,564	$107,763	$(5,150)	$166,310
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2011 Annual Meeting of Shareholders, held on June 9, 2011, our shareholders approved an amendment to the 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2012, there were 564,289 total remaining shares issuable under the 2009 Plan.
The aggregate compensation cost that has been charged against income for the 2009 Plan and 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.2 million and $1.0 million and income tax benefit of $0.2 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total unrecognized compensation cost related to unvested awards was $1.2 million and is expected to be recognized over a weighted-average period of 1.79 years.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2012 and changes during the year to date is presented below:

	2012
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,339,485	$16.41
Granted	289,200	16.33
Exercised	(109,111)	11.00		603
Forfeited or Expired	(43,027)	18.40
Outstanding - September 30	1,476,547	$16.73	3.16	$2,419
Exercisable - September 30	1,045,325	$16.69	2.19	$1,916

Weighted average fair value per share of options granted during the period		$7.56
Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options for 289,200 and 74,700 shares of common stock were granted during the nine months ended September 30, 2012 and 2011, respectively.
Restricted Stock Awards:
Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $60,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2012 is presented below:

Grant date	February 29, 2012	May 31, 2012	August 31, 2012
Aggregate shares of restricted stock granted	4,715	4,303	4,645
Grant date fair value	$75,000	$70,000	$75,000
Weighted average fair value per share	$15.89	$16.26	$16.14
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

Grant date	March 4, 2011	May 31, 2011	August 31, 2011
Aggregate shares of restricted stock granted	4,044	3,990	4,215
Grant date fair value	$75,000	$75,000	$62,000
Weighted average fair value per share	$18.53	$18.78	$14.82

All of the restricted stock awards in 2012 and 2011 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of September 30, 2012, 168,249 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2012	2011
Shares purchased	31,876	33,265
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	52%	40%
Risk free interest rates	0.1%	0.3%
Weighted average per share fair value	$4.21	$4.21

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
Overview of the Three and Nine Months Ended September 30, 2012
During the quarter ended September 30, 2012, sales increased 8% to $51.3 million from $47.3 million in the comparable quarter ended September 30, 2011, as we continued to expand our customer base and product offerings. Gross margins increased to 70% from 68% as we experienced increased growth in our higher margin domestic operations. Operating expenses increased 4% from the quarter ended September 30, 2011, and as a percentage of sales, operating expenses decreased to 61% during the third quarter of 2012 as compared to 64% for the same quarter in 2011. This decrease, as a percentage of sales, was primarily due to the reduction in legal and compliance costs to $0.3 million in the third quarter of 2012 from $1.0 million in third quarter 2011, related to the expiration of the Deferred Prosecution Agreement, or DPA, entered into with the Department of Justice, or DOJ. Net income for the quarter ended September 30, 2012 increased 95%, and diluted earnings per share were $0.19 as compared to $0.10 last year.

During the nine months ended September 30, 2012, sales increased 8% to $165.1 million from $152.3 million in the comparable nine months ended September 30, 2011, as we continued to gain global market share. Gross margins increased to 69% from 68% as a result of our growth in our international direct distribution subsidiaries as well as growth in domestic sales. Operating expenses increased 6% from the nine months ended September 30, 2011, and, as a percentage of sales, operating expenses decreased to 60% during the first nine months of 2012 as compared to 62% for the same period in 2011. The reduction, as a percentage of sales, was primarily due to a decrease in compliance and legal costs associated with the DPA to $1.4 million in the first nine months of 2012 from $3.7 million in the first nine months of 2011. Net income for the nine months ended September 30, 2012 increased 27% to $8.9 million, and diluted earnings per share were $0.67 as compared to $0.53 last year.
During the nine months ended September 30, 2012, we acquired $13.9 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $14.6 million for the nine months ended September 30, 2012 as compared to a net cash flow from operations of $11.0 million during the nine months ended September 30, 2011.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines for the three and nine month periods ended September 30, 2012 and September 30, 2011:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2012		September 30, 2011		2012- 2011	Constant Currency
Knee	$18,220	35.6%	$17,908	37.9%	1.7%	4.0%
Hip	9,245	18.0	7,990	16.9	15.7	17.5
Biologics and Spine	5,943	11.6	5,415	11.4	9.8	11.8
Extremity	12,215	23.8	9,780	20.7	24.9	26.3
Other	5,647	11.0	6,185	13.1	(8.7)	(6.0)
Total	$51,270	100.0%	$47,278	100.0%	8.4%	10.5%

	Nine Months Ended				Inc (decr)
	September 30, 2012		September 30, 2011		2012- 2011	Constant Currency
Knee	$60,678	36.8%	$59,946	39.3%	1.2%	2.9%
Hip	30,465	18.5	24,393	16.0	24.9	25.8
Biologics and Spine	18,031	10.9	18,423	12.1	(2.1)	(0.8)
Extremity	37,188	22.5	28,874	19.0	28.8	29.8
Other	18,721	11.3	20,693	13.6	(9.5)	(8.0)
Total	$165,083	100.0%	$152,329	100.0%	8.4%	9.7%

The following table includes items from the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended September 30,		2012 – 2011 Inc (decr)		% of Sales
	2012	2011	$	%	2012	2011
Net sales	$51,270	$47,278	3,992	8.4	100.0%	100.0%
Cost of goods sold	15,392	14,898	494	3.3	30.0	31.5
Gross profit	35,878	32,380	3,498	10.8	70.0	68.5
Operating expenses:
Sales and marketing	18,713	18,041	672	3.7	36.5	38.2
General and administrative	4,564	5,070	(506)	(10.0)	8.9	10.7
Research and development	4,366	3,502	864	24.7	8.5	7.4
Depreciation and amortization	3,722	3,663	59	1.6	7.3	7.7
Total operating expenses	31,365	30,276	1,089	3.6	61.2	64.0
Income from operations	4,513	2,104	2,409	114.5	8.8	4.5
Other income (expense), net	(240)	(299)	59	(19.7)	(0.5)	(0.7)
Income before taxes	4,273	1,805	2,468	136.7	8.3	3.8
Provision for income taxes	1,720	494	1,226	248.2	3.3	1.0
Net income	$2,553	$1,311	1,242	94.7	5.0	2.8

	Nine Months Ended September 30,		2012 – 2011 Inc (decr)		% of Sales
	2012	2011	$	%	2012	2011
Net sales	$165,083	$152,329	12,754	8.4	100.0%	100.0%
Cost of goods sold	50,688	48,156	2,532	5.3	30.7	31.6
Gross profit	114,395	104,173	10,222	9.8	69.3	68.4
Operating expenses:
Sales and marketing	60,501	57,292	3,209	5.6	36.6	37.6
General and administrative	14,947	16,555	(1,608)	(9.7)	9.1	10.9
Research and development	12,630	9,717	2,913	30.0	7.7	6.4
Depreciation and amortization	11,327	10,642	685	6.4	6.9	7.0
Total operating expenses	99,405	94,206	5,199	5.5	60.3	61.9
Income from operations	14,990	9,967	5,023	50.4	9.0	6.5
Other income (expense), net	(897)	100	(997)	(997.0)	(0.5)	0.1
Income before taxes	14,093	10,067	4,026	40.0	8.5	6.6
Provision for income taxes	5,232	3,063	2,169	70.8	3.1	2.0
Net income	$8,861	$7,004	1,857	26.5	5.4	4.6
Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011
Sales
For the quarter ended September 30, 2012, sales increased 8% to $51.3 million from $47.3 million in the quarter ended September 30, 2011, as a result of market share gains and partially offset by general pricing pressures. Sales of knee implant products increased 2% to $18.2 million for the quarter ended September 30, 2012 compared to $17.9 million for the quarter ended September 30, 2011, as sales of our Logic knee systems continued to grow. The sales return from our former independent distributor in Spain, as well as currency fluctuations partially offset the market growth, as the knee product growth, excluding the impact of those two offsetting items, reflected a 6% growth. Sales of our extremity products were up 25% to $12.2 million as compared to $9.8 million for the same period in 2011, as we continued to see increasing market acceptance of our Equinoxe® reverse shoulder system. Hip implant sales of $9.2 million during the quarter ended September 30, 2012 increased 16% over the $8.0 million in sales during the quarter ended September 30, 2011, as we continued growth in our Novation Element™ hip system. Sales from biologics and spine increased 10% during the quarter ended September 30, 2012 to $5.9 million, from $5.4 million in the comparable quarter in 2011. Sales of all other products decreased to $5.6 million as compared to $6.2 million in the same quarter last year. Domestically, sales increased 12% to $35.3 million, or 69% of total sales, during the quarter ended September 30, 2012, up from $31.5 million, which represented 67% of total sales, in the comparable quarter last year. Internationally, sales increased 1% to $16.0 million, representing 31% of total sales, for the quarter ended September 30, 2012, as compared to $15.8 million, which was 33% of total sales, for the same quarter in 2011. On a constant currency basis international sales grew approximately 7% during the quarter ended September 30, 2012, compared to the same quarter in 2011.
For the nine months ended September 30, 2012, sales increased 8% to $165.1 million from $152.3 million in the comparable nine months ended September 30, 2011. Sales of knee implant products increased 1% to $60.7 million for the nine months ended September 30, 2012 compared to $59.9 million for the same nine month period in 2011. Sales of our extremity products were up 29% to $37.2 million as compared to $28.9 million for the same period in 2011, as the acceptance of our Equinoxe reverse shoulder system continued. Hip implant sales of $30.5 million during the nine months ended September 30, 2012 increased 25% over the $24.4 million in sales during the nine months ended September 30, 2011, as we continued to experience market penetration with our Novation Element hip system. Sales from biologics and spine decreased 2% during the nine months ended September 30, 2012 to $18.0 million, from $18.4 million in the comparable nine months in 2011. Sales of all other products decreased to $18.7 million as compared to $20.7 million in the same nine months in 2011. Domestically, sales increased 8% to $107.3 million, or 65% of total sales, during the nine months ended September 30, 2012, up from $99.0 million, which also represented 65% of total sales, in the comparable period in 2011. Internationally, sales increased 8% to $57.8 million, representing 35% of total sales, for the nine months ended September 30, 2012, as compared to $53.3 million, which was also 35%

of total sales, for the same nine months in 2011. The international sales increase was primarily attributable to market growth in our direct sales operations.
Gross Profit
Gross profit increased 11% to $35.9 million in the quarter ended September 30, 2012 from $32.4 million in the quarter ended September 30, 2011. As a percentage of sales, gross profit increased to 70% during the quarter ended September 30, 2012 as compared to 68% in the quarter ended September 30, 2011, as a direct result of our domestic sales growth, which generally carries higher margins, as well as continued growth in our international sales from our direct distribution operations, which also carry higher margins. Looking forward to the remainder of the fiscal year, we expect gross profit, as a percentage of sales, to be flat to 0.5% higher than prior year quarters on a comparative quarter basis.
Gross profit increased 10% to $114.4 million in the nine months ended September 30, 2012 from $104.2 million in the nine months ended September 30, 2011. As a percentage of sales, gross profit increased to 69% during the nine months ended September 30, 2012 as compared to 68% in the same nine month period in 2011, also as a result of growth in our domestic market and international direct markets, which generally result in higher margin sales.
Operating Expenses
Total operating expenses increased 4% to $31.4 million in the quarter ended September 30, 2012 from $30.3 million in the quarter ended September 30, 2011, primarily due to increases in research and development and sales and marketing expenses, offset partially by a reduction in general and administrative expenses. As a percentage of sales, total operating expenses decreased to 61% for the quarter ended September 30, 2012, as compared to 64% for the quarter ended September 30, 2011. The decrease in operating expenses, as a percentage of sales, is primarily due to the decrease in compliance expenses related to the expiration of the DPA from $1.0 million in the third quarter of 2011 to $0.3 million in the third quarter of 2012. Total operating expenses increased 6% to $99.4 million in the nine months ended September 30, 2012 from $94.2 million in the nine months ended September 30, 2011. As a percentage of sales, total operating expenses decreased to 60% for the nine months ended September 30, 2012, as compared to 62% for the same period in 2011. Included in operating expenses for the first nine months in 2012 is $1.4 million in compliance costs, compared to $3.7 million in the first nine months in 2011.
Sales and marketing expenses, the largest component of total operating expenses, increased 4% for the quarter ended September 30, 2012 to $18.7 million from $18.0 million in the same quarter last year. The increase was primarily related to variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales decreased to 36% for the quarter ended September 30, 2012, from 38% for the quarter ended September 30, 2011. Sales and marketing expenses increased 6% for the nine months ended September 30, 2012 to $60.5 million from $57.3 million in the nine months ended September 30, 2011. Sales and marketing expenses, as a percentage of sales, decreased slightly to 37% for the nine months ended September 30, 2012, from 38% for the nine months ended September 30, 2011. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for the fourth quarter of 2012.
General and administrative expenses decreased to $4.6 million in the quarter ended September 30, 2012 from $5.1 million in the same quarter in 2011, as we reduced compliance expenses related to the OIG monitorship during the third quarter of 2012. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended September 30, 2012, as compared to 11% in the quarter ended September 30, 2011. General and administrative expenses decreased 10% to $14.9 million in the nine months ended September 30, 2012 from $16.6 million in the nine months ended September 30, 2011, which included the $1.4 million and $3.7 million in expenses related to the DPA and OIG monitorships for each of the periods, respectively. As a percentage of sales, general and administrative expenses decreased to 9% for the nine months ended September 30, 2012, as compared to 11% in the nine months ended September 30, 2011. General and administrative expenses for the balance of the year ending December 31, 2012 are expected to be in the range of 9% to 10% of sales the fourth quarter of 2012.
Research and development expenses increased 25% for the quarter ended September 30, 2012 to $4.4 million from $3.5 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 9% for the quarter ended September 30, 2012 from 7% for the comparable quarter last year. The increase was due primarily to increased design and development activities, including our cartilage repair development project. Research and development expenses increased 30% for the nine months ended September 30, 2012 to $12.6 million from $9.7 million in the first nine months of 2011. As a percentage of sales, research and development expenses increased to 8% for the nine months ended September 30, 2012 from 6% for the comparable nine months last year. We anticipate growth in research and development expenditures, as a percent of sales, to continue to outpace sales growth as increases in product development activities through the fourth quarter of 2012 are expected, with total research and development expenses ranging from 7% to 8% of sales.
Depreciation and amortization increased only slightly, remaining at approximately $3.7 million for each of the quarters ended September 30, 2012 and 2011, which reflected a 2% increase from the prior year. As a percentage of sales, depreciation and amortization decreased to 7% during the quarter ended September 30, 2012 from 8% during the quarter ended September 30, 2011. Depreciation and amortization increased 6% to $11.3 million during the nine months ended September 30, 2012 from $10.6 million in the nine months ended September 30, 2011, as a result of continuing investment in our operations and expanding surgical instrumentation deployment. As a percentage of sales, depreciation and amortization remained flat at 7% for the nine month periods ended September 30, 2012 and 2011. We placed $11.8 million of surgical instrumentation in service and spent approximately $0.8 million for patents and trademarks during the first nine months of 2012.
Income from Operations
Our income from operations increased 114% to $4.5 million, or 9% of sales in the quarter ended September 30, 2012 from $2.1 million, or 4% of sales in the quarter ended September 30, 2011. Our income from operations increased 50% to $15.0 million, or 9% of sales in the nine months ended September 30, 2012 from $10.0 million, or 7% of sales in the nine month period ended September 30, 2011. The increase in our income from operations was a result of the increase in sales combined with our efforts to reduce our growth in expenses. Looking forward, we expect operating expenses for the fourth quarter to increase slower than sales growth and, therefore, we anticipate income from operations to be in the range of 8% to 10% for the fourth quarter of 2012.
Other Income and Expenses
We had other expenses, net of other income, of $0.2 million during the quarter ended September 30, 2012, as compared to other expenses, net of other income, of $0.3 million in the quarter ended September 30, 2011, due to net foreign currency gains of $60,000, compared to foreign currency transaction losses of $48,000 for the same quarter of 2011. Net interest expense remained relatively unchanged at $0.3 million for each of the quarters ended September 30, 2012 and 2011. We had other expenses, net of other income, of $0.9 million during the nine months ended September 30, 2012, as compared to other income, net of other expenses of $0.1 million in the nine months ended September 30, 2011. The decrease to net other income was primarily due to the reduction in net foreign currency gains of $0.2 million for the first nine months of 2012 from $0.8 million for the first nine months of 2011. Net foreign currency activities during the nine months ended September 30, 2012 consisted of $0.2 million in foreign currency transaction gains, offset by the realized loss of $0.3 million from our forward currency option hedge. Also contributing to the decrease was net interest expense, which increased for the nine months ended September 30, 2012 to $1.1 million from $0.8 million during the nine months ended September 30, 2011 due to increased borrowing under our line of credit facility.
Taxes and Net Income
Income before provision for income taxes increased 137% to $4.3 million in the quarter ended September 30, 2012 from $1.8 million in the quarter ended September 30, 2011. The effective tax rate, as a percentage of income before taxes, was 40% for the quarter ended September 30, 2012 as compared to 27% for the quarter ended September 30, 2011. The increase in the effective tax rate for the third quarter of 2012 was primarily due to to non-deductible losses in certain European operations and a higher percentage of our income from operations from the U.S. which incurs a higher effective tax rate. As a result of the foregoing, we realized net income of $2.6 million in the quarter ended September 30, 2012, an increase of 95% from $1.3 million in the quarter ended September 30, 2011. As a percentage of sales, net income increased to 5% for the quarter ended September 30, 2012 from 3% for the quarter ended September 30, 2011. Earnings per share, on a diluted basis, increased to $0.19 for quarter ended September 30, 2012, from $0.10 for the quarter ended September 30, 2011. Income before provision for income taxes increased 40% to $14.1 million in the nine months ended September 30, 2012 from $10.1 million in the same period in 2011. The effective tax rate, as a percentage of income before taxes, was 37% for the nine months ended September 30, 2012 and 30% for the same nine month periods in 2011. The increase in the effective tax rate for the first nine months was primarily due to the tax impact of the research and development tax credit that was effective in the first nine months of 2011 as opposed to having expired during the first nine months of 2012, and the change in estimate of the non-deductible portion of the 2010 DOJ settlement. Formerly, we anticipated that $0.6 million of this settlement was non-deductible and, as a result of IRS discussions with the DOJ in the third quarter of 2012, it was clarified that $1.3 million of this settlement was non-deductible resulting in $0.3 million of additional tax liability. We expect our effective tax rates to range from 35% to 37% for the fourth quarter of 2012, assuming non-renewal of the research and development tax credit. As a result of the foregoing, we realized net income of $8.9 million in the nine months ended September 30, 2012, an increase of 27% from $7.0 million in the nine months ended September 30, 2011. As a percentage of sales, net income increased to 5.4% from 4.6% during the nine months ended September 30, 2012. Earnings per share, on a diluted basis, increased to $0.67 for nine months ended September 30, 2012, from $0.53 for the nine months ended September 30, 2011.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At September 30, 2012, we had working capital of $96.2 million, an increase of 4% from $92.2 million at the end of 2011. Working capital in 2012 increased primarily as a result of an increase in our current inventory balance, and was partially offset by increases in our accounts payable and accrued expenses associated with our expansion. We experienced overall increases in our current assets and liabilities due to our continued growth. We project that cash flows from operating activities, borrowing under our new line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.
Operating Activities – Operating activities provided net cash of $14.6 million in the nine months ended September 30, 2012, as compared to net cash from operations of $11.0 million during the nine months ended September 30, 2011. A primary contributor to this change related to the decreases in accounts receivable, which provided cash of $2.6 million for the nine months ended September 30, 2012, in contrast to using net cash $3.4 million for the nine months ended September 30, 2011. A major contributor to the collection effort is our sales distribution office in Spain, which during the second quarter of 2012, received approximately 8.2 million EUR for substantially all of its accounts receivable aged six months or older. Our allowance for doubtful accounts and sales returns decreased to $0.8 million at September 30, 2012 from $3.2 million at December 31, 2011, principally as a result of the inventory return agreement with our former Spanish distributor, which resulted in the elimination of approximately $2.2 million in allowances for doubtful account and sales returns. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion on inventory return. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 74 for the nine months ended September 30, 2012, up slightly from a ratio of 73 for the nine months ended September 30, 2011. As we continue to expand our operations internationally, our DSO ratio could increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $13.2 million during the first nine months ended September 30, 2012, compared to an increase of $3.6 million during the same period ended September 30, 2011, as a result of our product line and market expansions and the inventory return agreement.
In September 2012, we terminated the forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the nine months ended September 30, 2012, we realized a loss of $0.3 million on the Condensed Consolidated Statements of Income related to the termination of this instrument.
Investing Activities - Investing activities used net cash of $14.7 million in the nine months ended September 30, 2012, as compared to $18.3 million in the nine months ended September 30, 2011. The decrease was due to a reduction of purchases of property and equipment. Our cash outlays for surgical instrumentation and manufacturing equipment was $13.5 million, and $0.8 million for purchases of patents and trademarks during the nine month period ended September 30, 2012, as compared to cash outlays of $16.0 million for purchases of surgical instrumentation and manufacturing equipment, and $0.6 million for purchases of product licenses during the same period of 2011.
Distribution Subsidiary - Exactech Ibérica
During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. During the third quarter of 2012, we reached an inventory return agreement for a $1.5 million in cash payment and settlement of the outstanding accounts receivable in exchange for a sales return we recorded of approximately $4.0 million, of which $3.0 million of sales was previously allowed for the return and $0.8 million was previously estimated as uncollectible.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2012, we had paid approximately $1.8 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities used net cash of $0.7 million in the nine months ended September 30, 2012, as compared to $7.2 million in net cash provided for the nine months ended September 30, 2011. In the first nine months of 2012, we had net debt repayments of $1.7 million as compared to net borrowings of $6.1 million in the first nine months of 2011. Proceeds from the exercise of stock options provided cash of $1.6 million in the nine months ended September 30, 2012, as compared to $1.1 million in the nine months ended September 30, 2011, with the proceeds used to fund general working capital.
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
Interest on loans outstanding under the New Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the New Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The New Credit Agreement has a five year term expiring on February 24, 2017.
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
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. We were in compliance with such covenants at September 30, 2012.
Other Commitments and Contingencies
At September 30, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.3 million and outstanding commitments for the purchase of capital equipment of $7.0 million. Purchases under our distribution agreements were $5.5 million during the nine months ended September 30, 2012.
As of September 30, 2012, we recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome of a claim by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management is challenging the assessment. In evaluating the liability, management followed the FASB guidance on contingencies, and concluded that the contingent liability was probable, based on assertions by Florida Department of Revenue personnel, and could be reasonably estimated, however if we are unsuccessful in our challenge against the State of Florida, we could have a maximum potential liability of $3.5 million for the tax period through September 30, 2012. Any use tax determined to be due and payable to the Florida Department of Revenue will increase the basis of the surgical instruments and this amount will be amortized over the remaining useful life of the instruments. During March 2012 we received an unfavorable decision on our protest of the assessment for $1.4 million for use tax and interest through the year 2008. On April 2, 2012, we filed a lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida, requesting that the Court cancel the Department of Revenue’s assessment, and on August 28, 2012, we filed an additional lawsuit against the Florida Department of Revenue in the Circuit Court of the Eighth Circuit in Alachua County, Florida for the audit time period covering June 2008 through May 2011; however, there can be no assurances that we will ultimately prevail in our lawsuits.

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
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.1 million for the remainder of 2012. We believe that the amounts presented approximate the financial instruments’ fair market value as of September 30, 2012, and the weighted average interest rates are those experienced during the year to date ended September 30, 2012 (in thousands, except percentages):

	2012	2013	2014	2015	Thereafter	Total
Liabilities
Term loan at variable interest rate	$750	$2,625	$3,000	$3,000	$20,250	$29,625
Weighted average interest rate	2.2%
Line of credit at variable interest rate	—	—	—	—	15,210	15,210
Weighted average interest rate	2.2%
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2012, translation losses were $0.6 million, which were primarily due to the weakening of the EUR. During the nine months ended September 30, 2011, translation losses were $13,000.
In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. In September 2012, we terminated the forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the nine months ended September 30, 2012, we realized a loss of $0.3 million on the Condensed Consolidated Statements of Income related to the termination of this instrument.
The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $0.2 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively, which was primarily due to the effect of our European expansion and the weakening of the EUR as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At September 30, 2012, we had $85,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with the termination of our distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief, that was dismissed in March 2011. Previously, in December 2011, the judge ruled in favor of Exactech on all counts related to Complaint 1. In January 2012, MBA appealed the judge’s decision, which Exactech submitted its written response opposing the appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA stated in this latest Complaint 3 that under certain circumstances it was willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million.On August 7, 2012 we executed an agreement with MBA for the sales return of $4.0 million as settlement for the recognized outstanding debt owed to us and additional cash of 1.15 € million, or $1.5 million, paid to MBA. In addition, with the approval of all the other involved parties, motions have been filed to dismiss all outstanding legal claims and appeals between the parties.

Item 1A. Risk Factors
Information about risk factors for the nine months ended September 30, 2012, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exactech, Inc.

Date:	November 2, 2012	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer) and Chairman of the Board

Date:	November 2, 2012	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer