Form 10-K
period 2012-12-31
EXACTECH INC
filed 2013-03-07
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Large Accelerated Filer   ☐        Accelerated Filer   ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of March 1, 2013, the number of shares of the registrant’s Common Stock outstanding was 13,344,423. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2012 was approximately $150,488,000 based on a closing sale price of $16.77 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

EXACTECH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry. We make statements in this report, including statements that are incorporated by reference, that are forward-looking. When used in this report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “project” and similar expressions, are intended to identify forward-looking statements. They also include statements regarding:

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

ITEM 1. BUSINESS
We develop, manufacture, market, distribute and sell orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Our United States sales and distribution activities are conducted by our wholly owned subsidiary Exactech U.S., Inc. that was established during 2012. Our international development, sales and distribution activities are conducted by our wholly owned subsidiary Exactech International Operations, SA based in Bern, Switzerland and established in 2010. Our revenues are principally derived from sales and distribution of our joint replacement systems, including knee, hip, spine, and extremity implant systems, and distribution of biologic products and services and bone cement materials used in orthopaedic surgery and dental procedures.
We manufacture some components of our knee, extremity, and hip joint replacement systems at our facility in Gainesville, Florida, utilizing modern, highly automated computer aided manufacturing equipment. Our cellular based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as our agreement with Tecres® S.p.A, (Tecres), Blue Ortho, SAS (Blue Ortho), and non-exclusive agreements, such as with RTI Biologics, Inc., (RTI), and Biomatlante SARL, (Biomatlante).
Orthopaedic Products Industry
According to a research report published in 2012 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2011 was estimated to be nearly $43.1 billion, which represented an increase of 5.0% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $13.8 billion, $4.6 billion and $5.6 billion, respectively, during 2011. This study also estimates that the spinal implant/instrumentation market was $7.4 billion during 2011. According to this report, the segment of the population over the age of 45 is growing 3% annually, a rate faster than the 1% for the overall population. Further, the report highlights the fact that approximately 97% of all joint replacement procedures were performed on patients over the age of 45. The report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management continues to share the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.
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

The following table includes the net revenue and percentage of net revenue for each of our product lines for the years ended December 31, 2012, 2011 and 2010. Other financial information relating to our reportable segments is included in Note 14 of our Consolidated Financial Statements, in Part II Item 8. - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Sales by Product Line ($ in 000’s)

	Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
Knee	$81,387	36.3%	$80,088	39.0%	$76,509	40.1%
Hip	40,826	18.2	33,688	16.4	28,710	15.1
Biologics and Spine	24,463	10.9	24,341	11.9	27,987	14.7
Extremity	52,061	23.2	39,923	19.4	30,033	15.8
Other	25,600	11.4	27,357	13.3	27,244	14.3
Total	$224,337	100.0%	$205,397	100.0%	$190,483	100.0%

Knee Products. Built on more than three decades of clinical success and proven outcomes, the Optetrak® and Optetrak Logic® total knee systems represent major advancements in knee implant design that addresses orthopaedic surgeons' concerns for contact stress, patellar tracking, polyethylene wear, joint stability, bone preservation and instrumentation. The Optetrak Logic family of products brings together innovative and intuitive total knee arthroplasty design philosophies into one complete primary knee system. This next generation system combines a patented hi-flex geometry, proprietary net compression molded (NCM) polyethylene inserts, optimized FIT tibial trays, streamlined Optetrak Logic Low Profile Instrumentation (LPI®) and ligament balancing instrumentation, as well as additional sizes to accommodate varying patient anatomies.
During 2012, we continued transition to our new Optetrak Logic primary knee system by rounding out both our cruciate retaining and posterior-stabilized offerings. Optetrak Logic CR, a unique technology and implant system, enables surgeons to plan and perform a cruciate ligament sparing total knee replacement based on the anatomical and functional integrity of the posterior cruciate ligament. The system features our innovative Posterior Cruciate Referencing Technique (PCRT) and CR Slope® technology. Our Optetrak PS line was enhanced with the Optetrak Logic PSC insert, which provides an easy conversion option from a posterior stabilized insert in surgery. The system's rotating bearing knee, Optetrak Logic RBK®, and bone-preserving Optetrak Logic PS were introduced to international markets.
We continue to support our classic Optetrak knee system, including a cruciate ligament sparing, posterior stabilized and a high flexion component, which allows for a larger range of motion, as well as a unicondylar knee system, constrained condylar design usually intended for revision surgery and a rotating bearing knee system for international markets.
Hip Products. Our hip solutions address the continuum of hip arthroplasty. For primary hip reconstruction, the Novation® system features both splined and tapered press-fit femoral stems as well as collared, matte finish cemented stems. The Novation CFS® cemented and press-fit femoral components, as well as unipolar and bipolar endoprostheses, are often used for the treatment of hip fractures as well as for complex primary hip surgery. They use the same core instruments that support Novation tapered and splined preparation, which allows for simple preparation and utilization of the same instrumentation for both low- and high-demand stems.
Our Element tapered wedge stem features Exactech's signature neck geometry and is designed to provide surgeons with excellent initial stability and long-term fixation when paired with our standard instrumentation or A+ Instrumentation™ for the direct anterior approach.
The Crown Cup acetabular system for primary, complex primary and revision hip arthroplasties features our third generation porous material, InteGrip™, which is manufactured with a titanium alloy through a unique manufacturing method known as Electron Beam Melting. Exactech is the first U.S. orthopaedic device company to offer FDA-cleared orthopaedic implants manufactured through this proprietary process. Crown Cup also features GXL polyethylene liners, which minimize wear debris. The ceramic AHS® Crown Cup is designed to minimize osteolysis by utilizing an alumina ceramic bearing that provides significantly lower wear debris generation over traditional bearing surfaces.

For revision surgeries, the AcuMatch M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient's bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes.
In 2012, we expanded the scope of our Element stems to include implants with variable neck geometries which address fast-growing markets in the U.S., Asia and Latin America. This prosthesis is designed to recreate the natural biomechanical function of the hip, which may allow for a more bone-conserving femoral neck resection. We expanded our Crown Cup system with the addition of large diameter heads and liners and pilot distribution of InteGrip acetabular augments.
Biologics and Spine. We make and distribute various products and services designed for the healing and regeneration of bone and soft tissue, including products which contain human allograft. We have maintained a distribution relationship with RTI since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix. We also distribute Regenaform® and Regenafil® allograft tissue implants for oral and dental applications.
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
Our Accelerate® Platelet Concentration System is a means of extracting and concentrating autologous growth factors and fibrinogen from a patient's own blood for point-of-care use by a physician. In 2009, we introduced the Accelerate Bone Marrow Concentrate system for concentrating mesenchymal stem cells derived from bone marrow to aid in the repair and regeneration of bone.
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
The Gibralt cervical thoracic spine system is a versatile solution that features top-loading polyaxial screws with an EZ Set tulip head and Tightlok thread technology, The system includes hooks, offset connectors and rod-to-rod connectors which can be constructed into a multitude of configurations based on individual patient anatomy. Gibralt works in conjunction with Exactech's Proliant and HydraLok pedicle screw systems for a full spine solution.
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
Extremities Products. The Equinoxe® Platform Shoulder System continues to be one of the fastest growing shoulders on the market by delivering clinically relevant solutions with streamlined instrumentation. The product family includes treatment options for both degenerative disease (primary and reverse total shoulder systems) as well as trauma (platform fracture stem and fracture plate).
Our primary system utilizes a patented replicator plate, which allows for independent adjustment of all four anatomic parameters in situ (assembled inside the body). The Equinoxe is a platform system, convertible to a reverse without removal of a well-fixed stem. In keeping with our philosophy of delivering clinical results, a multicenter study found that compared to our competitors, our reverse shoulder achieved a sevenfold reduction in scapular notching, which is one of the main complications of the procedure.

We also provide innovative solutions for shoulders with traumatic injuries. Our fracture plate and platform fracture stem enable surgeons to interoperatively choose which solution is best for the patient. Having a platform capability on a fracture stem is critical because fracture stems are typically cemented and converting a hemi-arthroplasty (involving only the humeral component, as opposed to a Total Shoulder, which replaces the humeral head and glenoid) to a reverse without removing a cemented stem is significantly better for the patient and surgeon. Additionally, we launched the Posterior Augment Glenoid and Augmented Reverse Baseplates and began offering a CTA head and cage glenoid in limited releases.
Other Products. The Cemex® bone cement system features a unique, self-contained delivery system that has been clinically proven in Europe for more than two decades. By integrating bone cement powder and liquid into an enclosed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability. Product offerings include Cemex Genta, a bone cement containing antibiotics and Cemex Fast, a quick-set cement, with or without antibiotic. The InterSpace® hip, knee and shoulder spacers are used in two stage revision procedures and provide orthopaedic surgeons with a unique and convenient way to treat this difficult problem. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres. During 2012, we continued a launch of a high release antibiotic version of the InterSpace hip, knee and shoulder spacers.
The AcuDriver® Automated Osteotome System is an air-driven impact handpiece that surgeons can use during joint implant revision procedures to effectively remove failed prostheses and bone cement. The AcuDriver accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome, a cement removal tool, with a mallet.
Since the April 2008 acquisition of our French distributor, we have continued the distribution for various medical products through assumed French distribution agreements in the French market that are reported through our Other segment. During March 2013, one of these agreements will expire although this is not expected to have a material impact on our operational results.
Marketing and Sales
We market our orthopaedic implant products in the United States through Exactech U.S., Inc. that operates through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives. Internationally, Exactech International Operations, markets our products through a network of independent distributors and our wholly owned subsidiaries that distribute products and services in nearly forty countries. The customers for our products are hospitals, surgeons and other physicians and clinics.
We generally have contractual arrangements with our independent sales organizations to grant the exclusive right to sell our products in a specified territory. In turn, we require that the sales organizations meet certain sales quotas. We typically pay our sales agencies a commission based on net sales. We are highly dependent on the expertise and customer service effectiveness of our independent sales force. Our sales organization is managed by Regional Directors of Sales assigned to regions throughout the United States. We currently offer our products in all fifty states, Puerto Rico, and the District of Columbia. Our international subsidiaries purchase inventory from the parent company and utilize a network of employee and independent sales representatives to distribute our products and services in their territories.
We provide inventories of our products to our United States sales organizations, which remain in their possession until sold or returned to us. These inventories are necessary for sales representatives to market our products and fill customer orders. Because the size of a particular component to be used for a specific patient is typically not known with certainty until the time of surgery, a minimum of one of each size of each component in the system to be used must be available to the surgeons at the time of each particular surgery. Accordingly, we must incur significant expenditures in order to maintain the necessary levels of inventory. Our failure to maintain required levels of inventory could have a material adverse effect on our continued expansion. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity. We review our inventory for obsolescence on a regular basis and record an allowance to reduce the carrying value of our inventory when necessary.
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
Financial Information about Geographic Areas
For the years ended December 31, 2012, 2011, and 2010, international sales accounted for $78.7 million, $72.4 million, and $58.5 million, respectively, representing approximately 35%, 35% and 31%, respectively, of our net sales. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total gross assets held outside the United States as of December 31, 2012 was $41.9 million.
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
Our manufacturing process typically involves the final machining of semi-completed raw materials of both our metal and polyethylene, or compression molded plastic, components that make up our joint replacement systems. After parts are machined, they are inspected and processed for final polishing and finishing as needed. Prior to packaging, our parts are inspected again to ensure that they are within approved specifications. Packaged finished parts are then made sterile and ready for surgery through gamma irradiation performed by an outside vendor.
At present, we manufacture approximately 57% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, which is unchanged from the manufacturing percentage in 2011 but an actual increase in total products manufactured. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2012, 2011 and 2010, we purchased approximately 22%, 33% and 33%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. We provide certain tooling and equipment unique to our products to our suppliers. Order backlog is not a material aspect of our business.
Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those internally manufactured, are examined by our personnel throughout the process and prior to assembly or packaging to ensure that our specifications and standards are maintained.
Additionally, in two leased properties in Sarasota, Florida, we produce our net compression molded polyethylene bearings used in our Optetrak knee replacement system, as well as other instrument and implant components. These facilities are included in our ISO 13485:2003 certification.
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
In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as the Chairman of our Board of Directors. Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by the company to Drs. Petty and Miller. During the year ended December 31, 2012, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.
We also pay royalties to a significant hospital customer, pursuant to a license agreement we entered into for its assistance in the development and promotion of our knee implant systems as well as the training of persons in the use of such systems.
We have entered into an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2012, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 8 to Notes to our Consolidated Financial Statements for further discussion on related party transactions.
Research and Development
During 2012, 2011 and 2010, we expended $16.8 million, $13.1 million, and $13.6 million, respectively, on research and development and we anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation® hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and spinal product development.
As an important part of our research and development efforts to improve surgical effectiveness and efficiency, we are a party to a license and distribution agreement with Blue Ortho to bring computer based technology to the surgical techniques used with our products. We expect to increase research and development spending and initiate a limited launch of a knee application of this technology under the trade name Exactech GPS ® (Guided Personalized Surgery) during 2013.
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that would include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales if regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.
We believe that our purchase of intellectual property and product-line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.
Competition
The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than us. Our largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. According to “The Orthopaedic Industry Annual Report: 2011 - 2012” for the year ended June 30, 2012, by Orthoworld, Inc., in 2011 these five companies had an estimated 57% of the total orthopaedic market share, including an estimated 88% of the global joint replacement segment.
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
Government Regulation
Healthcare Regulation
Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change regularly thereby increasing the uncertainty and risk associated with any healthcare-related venture. During 2010, Congress enacted the Patient Protection and Affordable Care Act (PPACA), and the government is in the process of implementing that legislation. The Affordable Care Act has significant financial impacts for device manufacturers, most notably the implementation of a 2.3% medical device excise tax on the first sale or use of products within the United States and the Physician Payment Sunshine Act, which requires medical device manufacturers, among others, to report to the federal government any "payment or other transfer of value" to physicians and teaching hospitals and will be costly to implement.
The federal government regulates healthcare, in general, and Exactech, in particular, through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, anti-kickback statute, the physician self-referral prohibition, commonly referred to as Stark, the False Claims Act, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

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
The PMA approval process applies to a new device that is not substantially equivalent to a pre-1976 product or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to approval as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the company's pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.

We currently market medical devices that have been cleared for marketing by the FDA under the 510(k) process and approved for marketing through the PMA process. FDA approval or clearance, as the case may be, is always uncertain. The agency may refuse to clear or approve a device or it may do so, but restrict its intended uses to such a degree that manufacturing and distributing the device is not commercially viable.
We are registered with the FDA as a device establishment. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation requirements and other regulations. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved or non-cleared indications. The FDA, in the course of enforcing the FD&C Act, may subject a company to various sanctions for violating FDA regulations or provisions of the Act, including requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke an approval or clearance, seeking disgorgement of profits, and seeking to criminally prosecute a company and its officers and other responsible parties.
In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. Compliance with the Medical Device Directive and certification to a quality system enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer's quality systems and the product's conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements.
There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.

II.	Medicare Reimbursement Levels Are Uncertain and Subject to Change
Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. Under Medicare prospective payment system, devices sold to hospitals and used in connection with treating an inpatient are not separately reimbursable by Medicare. Reduction in payments to hospitals under Medicare Part A (inpatient) or restrictions in coverage for those procedures using our devices would adversely affect the Company. Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers, e.g., physicians, by private and public payers are expected to continue.
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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs or both.
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
In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. See Item 1A Risk Factors for discussion on the Company's compliance activities related to the Deferred Prosecution and Corporate Integrity Agreements the the DOJ and OIG. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.
As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on a suppliers' liquidity and financial condition. An investigation into the use of a device by physicians may dissuade physicians from either purchasing or using the device. This could have a material adverse effect on our ability to commercialize the device.

IV.	We May be Compelled to Comply with the Privacy Provisions of HIPAA
HIPAA, among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure. HIPAA directly regulates “covered entities” (healthcare providers, insurers, and clearinghouses) and indirectly regulates “business associates” with respect to the privacy of patients' medical information. All entities that receive and process protected health information are required to adopt certain procedures to safeguard the security of that information. It is uncertain whether we would be deemed to be a covered entity under HIPAA, and, based on our current business model, it is unlikely that we would be a business associate. However, HIPAA was amended on February 17, 2009, as part of the American Recovery and Reinvestment Act of 2009, to broaden the requirements imposed on covered entities and business associates, to authorize the imposition of civil money penalties and other penalties on those who violate HIPAA, and to authorize States to institute suit to protect the privacy under HIPAA of their citizens. Irrespective of whether we are deemed to be a covered entity or a business associate, we will likely be contractually required to physically safeguard the integrity and security of any patient information that we receive, store, create or transmit. Moreover, many states have privacy statutes that might apply to our operations, even if HIPAA does not.

Environmental Law Compliance
Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations in the United States and other countries in which we operate concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the environment. Environmental permits and controls are required for some of our manufacturing operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. We do not have underground storage tanks, and we believe that our facilities are in material compliance with our permits and environmental laws and regulations. We do not believe that future environmental compliance will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at our facilities. We could be materially adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.
Employees
As of December 31, 2012, we employed 590 full-time employees. We have no union contracts and believe that our relationship with our employees is good.
Executive Officers of the Registrant
Our executive officers, and their ages, as of March 1, 2013, are as follows:

Name	Age	Position
William Petty, M.D	70	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	65	Executive Vice President, Research and Development
David W. Petty	46	President and Director
Joel C. Phillips	45	Chief Financial Officer and Treasurer
Bruce Thompson	55	Senior Vice President, General Manager - Biologics and Spine Division
Betty Petty	70	Vice President, Administration and Corporate Secretary
Donna Edwards	40	Vice President, Legal
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
Gary J. Miller, Ph.D. is a founder and has been Executive Vice President, Research and Development of Exactech since February 2000. He was Vice President, Research and Development from 1986 until 2000 and was a Director from March 1989 through May 2003. Dr. Miller was Associate Professor of Orthopaedic Surgery and Director of Research and Biomechanics at the University of Florida College of Medicine from July 1986 until August 1996. Dr. Miller received his B.S.M.E. from the University of Florida, his M.S.M.E. (Biomechanics) from the Massachusetts Institute of Technology, and his Ph.D. in Mechanical Engineering (Biomechanics) from the University of Florida. He has held appointments as an Adjunct Associate Professorship in the College of Veterinary Medicine's Small Animal Surgical Sciences Division and as an Adjunct Associate Professor in the Department of Aerospace, Mechanics and Engineering Sciences. He currently holds a Courtesy Professorship in the Department of Mechanical and Aerospace Engineering, University of Florida. He was a consultant to the FDA from 1989 to 1992 and has served as a consultant to such companies as Johnson & Johnson Orthopaedics, Dow-Corning Wright and Orthogenesis.

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
Bruce Thompson has been Senior Vice President, General Manager - Biologics Division since joining the Company in July 2004. In 2008 he assumed the role of general manager of both the biologics and spine divisions of Exactech. Prior to joining Exactech, Mr. Thompson spent 22 years with Smith & Nephew in their Orthopaedic Division.  During that time, he held various positions within Smith & Nephew, including Vice President - International Sales, Vice President - Product Planning and Launch, Vice President, General Manager - Spine Division, Group Director of Trauma Manufacturing, Director of Materials Management, and held various product and sales management positions.  Mr. Thompson earned a B.S. in Accountancy at Miami University, Oxford, Ohio, and completed the Executive MBA program at the University of Memphis in 1989.
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
Donna Edwards has been our Vice President of Legal since August 2011. She has currently been employed by Exactech since January 2001, in the capacity of Interim Compliance Officer from April 2011 to August 2011, Corporate Attorney from February 2003 to April 2011, and Legal Coordinator from January 2001 to February 2003. Previously, she was employed by Exactech as Regulatory Affairs Coordinator from June 1996 to August 1998. Ms. Edwards received her B.S. degree from Duke University and her J.D. degree from the University of Alabama.
Our officers are elected annually by the Board of Directors and serve at the discretion of the Board.
Available Information
Our Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file or furnish under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). These reports may be found at http://www.exac.com/investors/financials by selecting the option entitled “SEC FILINGS”. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We intend to post to this website all amendments to the charters and code of ethics. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
If we fail to comply with the terms of the Corporate Integrity Agreement that we entered into in December 2010, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

In December 2010, we entered into a Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreement resolved the investigation commenced by the USAO in December 2007 into the Company's consulting arrangements with orthopaedic surgeons relating to the Company's hip and knee products in the United States. The CIA imposes on us certain obligations to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows. The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows.
Our settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the USAO and the publicity surrounding our settlement with the United States Department of Justice and OIG-HHS, other governmental agencies, including state authorities, could conduct their own investigations or institute proceedings, none of which are precluded by terms of our existing settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the USAO. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
Efforts to enhance our corporate compliance program require the cooperation of many individuals, may divert resources from our other business activities and may require substantial investment.
We are committed to the continued enhancement of our corporate compliance program, which requires substantial financial and human resources. The continued successful implementation of our enhanced corporate compliance program requires the full and sustained cooperation of our employees, distributors and sales agents as well as the healthcare professionals with whom our agents interact. These efforts require increased expenses, which may negatively impact our results of operations.
Economic downturns, both domestically and internationally, and disruptions in capital and credit markets may adversely affect the availability and cost of funds necessary for us to meet both our short term and long-term funding needs and may otherwise impair our ability to grow our business, any of which could adversely affect our results of operations, cash flows and financial condition.
Our business may be negatively impacted by economic downturns, such as the global economic downturn that materially impacted the global economy in 2008 and 2009, the effect of which has continued to negatively affect the availability of business and consumer credit. We rely predominantly on the credit markets and borrowing under our existing credit facility to meet our financial commitments and short-term liquidity needs to the extent that funds are not available from our operations. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility and could make alternative funding, such as our raising of capital through the public or private issuance of equity securities, unavailable on reasonable terms or at all. Our access to funds under our current credit facility is dependent on the ability of the lending banks under the facility to meet their respective funding commitments. If our lenders are unable to obtain funds, whether due to a shortage of liquidity in the banking system or otherwise, then they may not be able to meet their respective funding commitments to us, which would adversely affect our liquidity and cash flows.
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
Market disruptions could cause broader economic downturns, which may lead to lower demand for our services and an increased number of customers who are unable to pay amounts owed to us. Further, bankruptcies or similar events affecting our customers may cause us to incur increased bad debt expense. These events would adversely impact our results of operations, cash flows and financial position.
We are subject to extensive government regulation, and our failure to comply with these regulations could materially adversely impact our operations.
Failure to obtain government approvals and clearances for new products and/or modifications to existing products or otherwise comply with applicable laws and regulations would have a material adverse effect on our business and financial results. See “Item 1. Business-Government Regulation.” A significant recall of one or more of our products would reduce sales, could subject us to increased litigation, and would have a material adverse effect on our business and financial results. We cannot provide assurance that such clearances will be granted or that review by government authorities will not involve delays that could materially adversely affect our revenues, earnings, and cash flows.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may negatively impact our financial condition and results of operations.
The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety and contain costs. Medicare and Medicaid reimbursement levels have declined; the use of managed care has increased; distributors, manufacturers, healthcare providers and pharmacy chains have consolidated; and large purchasing groups are prevalent. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, referred to together as the Healthcare Reform Acts, were enacted. Among other things, the Healthcare Reform Acts seek to expand health insurance coverage to over 30 million uninsured Americans. Many of the significant changes in the Healthcare Reform Acts do not take effect until 2014 and some of the provisions of the Healthcare Reform Acts could affect us adversely. The Healthcare Reform Acts contain many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including, among others, imposing a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, which may negatively affect our business, cash flows and results of operations.
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
We are required to incur significant expenditures in order to maintain relatively high levels of inventory, which can reduce our cash flows.
As a result of our need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. If a substantial portion of our inventory became obsolete, then we would experience a material adverse effect on our earnings and cash flows due to the resulting inventory impairment charges and out-of-pocket costs required to replace such inventory.
We rely upon third party suppliers for raw materials and supplies, and such parties' failure to perform would adversely impact our production costs.
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
The failure of our products to gain market acceptance would likely have a material adverse effect on our revenues, cash flows and results of operations. We cannot provide assurance that our new or improved products will gain market acceptance. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by surgeons, patients, third party payers and others in the medical community, about the safety and effectiveness of our products;

•	the willingness of the target patient population to try new products and of surgeons to decide to use these products;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in our product's approved labeling;

•	the efficacy and potential advantages relative to competing products and products under development;

•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;

•	publicity concerning our products or competing products and treatments;

•	reimbursement of our products by third party payers; and

•	the price for our products and competing products.
We distribute and sell certain third party manufacturers' products, and these third parties could discontinue their relationships with us.
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
There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, violations of which can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts. Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, to denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations, or any investigation or other legal proceedings relating to such alleged violations, could have a material adverse effect on our liquidity and financial condition and results of operations. An investigation into the use by physicians of any of our products, once commercialized, may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products. For a more comprehensive discussion of these laws and regulations, See “Item 1. Business-Government Regulation.”
We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us and with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.
We cannot provide assurance as to the breadth or degree of protection that existing or future patents, if any, may afford us, that confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak knee system and Equinoxe shoulder system are such products that are subject to patents that we license or hold. Due to the relatively large percentage of our revenues attributable to the Optetrak knee and Equinoxe shoulder systems, if the holders of these patents are determined to not have sufficient legal rights to the patents, our use of the patents could be compromised, which would have a material adverse effect on our revenues, cash flows, and results of operations.
Our business depends on proprietary technology that we may not be able to protect and which may infringe on the intellectual property rights of others.
Our success depends, in part, on the strength of the intellectual property rights relating to our products and proprietary technology. We cannot assure you that we can obtain patent protection for all of our products, whether in the United States or abroad, or that any protection that is obtained would be effective or would withstand challenges as to its validity and enforceability.
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
We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's intellectual property rights as well as in enforcing our rights against others; and if we are found to infringe, the manufacture, sale and use of our products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, many of the parties bringing claims may have greater resources than we have.
Any of these events could materially harm our cash flow, liquidity, and results of operations.
We must devote substantial resources to research and development, which adversely impacts our cash flows and provides no guarantee of success.
We cannot provide assurance that we will be successful in developing competitive new products and/or improving existing products so that our products remain competitive and avoid obsolescence. In addition, whether or not successful, research and development costs are significant, and our research and development efforts place stress on our cash flows, which could have a material adverse effect on our business if we are unsuccessful in developing and producing competitive products that achieve market acceptance.
We are subject to potential product liability risks, which are inherent in the design, marketing and sale of orthopaedic implants and surgical instrumentation.
We cannot provide assurance we will not face product liability claims that result in substantial liability for which we are not fully insured. A large, successful claim against us, for which we are partially or completely uninsured, could have a material adverse effect on our earnings and cash flows due the cost of defending against such a claim, together with the cost associated with any payment of damages. Even if a product liability claim is meritless, otherwise unsuccessful or not in excess of our insurance coverage limits, our cash available for other purposes, such as research and development, could be adversely affected, causing a material adverse effect on our business and results of operations. Product liability claims may result in reduced demand for our products, which would have a material adverse effect on our business and results of operations. In addition, the existence of a product liability claim could negatively affect the market price of our common stock.
We may not be able to secure and maintain adequate levels of product liability insurance coverage on acceptable terms, or at all.
Product liability insurance premiums are volatile. If premiums increase significantly, then our operating costs would increase, which could have a material adverse effect on our earnings and cash flows. We presently carry product liability insurance with coverage in an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage and may not fully cover potential claims. We may not be able to obtain adequate insurance in the future at an acceptable cost, or at all.
Both our products and third party products that we distribute may be subject to recalls or product liability claims.
Both our products and third-party products that we distribute are used in medical procedures; therefore all products sold by us must function with precision and accuracy. If any of these products do not function as designed, or are designed improperly, we or the third party manufacturer of these products may have to withdraw such products from the market whether by choice or due to a regulatory order. In addition, if patients suffer injury as a result of any failure of these products to function as designed, or as a result of a defective design, we could be subject to lawsuits seeking significant compensatory and punitive damages. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business, operations or financial condition.
We partially depend on third parties for sales and marketing, and our inability to effectively utilize the services provided by these third parties would materially adversely impact our ability to generate sales.
With respect to international markets, we depend on independent sales representatives and distributors for the sale and marketing of certain of our products. Our contracts with distributors generally grant them the exclusive right to market our products in a specified territory and designate particular sales quotas. Our arrangements with our independent sales representatives and distributors typically do not preclude them from selling competitive products. Our success depends upon the expertise of our independent sales representatives and distributors and the acceptance of our products by our customers. Our inability to attract and retain qualified sales representatives and distributors would have a material adverse effect on our business, results of operations, financial condition and prospects.
As our international operations have grown, we have transitioned certain our international sales operations from independent international distributors to direct sales operations. During the period of this transition our expenses have increased, and our revenues and related operating profits have been negatively impacted. As the foregoing transition continues, our results of operations, specifically on a quarterly basis, could be adversely impacted. If we are unable to effectively manage significant distributor transitions, then we could experience a material adverse effect on our business, results of operations, financial condition and prospects.
We are dependent on third-party technology, the loss of which would harm our business.
We rely on third parties to gain access to technologies that are used in our current products and in products under development. Consequently, we must rely upon these third parties to develop, introduce and maintain technologies that continue to enhance our current products and enable us, in turn, to develop our own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the orthopedic industry.  In many cases, we do not have supply contracts with these technology suppliers, and we purchase from them on a purchase order basis; therefore, we do not have guaranteed access to such technologies for the intended lifecycles of the products in which such technologies are incorporated.  Additionally, these technology suppliers may go out of business or may be subject to, among other things, injunctions interruptions in supply, work stoppages or natural disasters, which prevent them from being able to supply their technologies to us.  Additionally, particular technologies may evolve due to changes in industry standards or changes in the market, and due to the lack of contractual agreements with the technology suppliers, we may not have access to the evolved technologies.  Were we to lose the ability to obtain needed technology from a supplier, or were that technology no longer available to us under reasonable terms and conditions, our business and results of operations would be materially and adversely affected.
Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology, which could cause us to cease sales of the affected product for a significant period of time. For example, we estimate that it would take us from approximately 18 to 24 months to re-engineer and reintroduce a product if we lost our existing licenses to certain technologies used in some of our products.  There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we cannot obtain or replace much of the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.
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
We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management's attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies, as well as risk of potential litigation arising from such acquisitions;

•	potential costly and time-consuming litigation, including shareholder lawsuits;

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
We are dependent on key personnel and the loss of these key personnel, or our inability to hire and retain qualified personnel, could have a material adverse effect on our success.
We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. If Dr. William Petty, our Chief Executive Officer and Chairman, terminates his employment with Exactech for any reason, his absence could have a material adverse effect on our business, results of operation and financial condition. We do not maintain key-man life insurance with respect to these key individuals. We expect that our anticipated growth and expansion will place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.
The international component of our business has been growing, and difficulties presented by international economic, political, legal, accounting and business conditions could harm our business, including restrictions under our current credit facility.
The international component of our business has been growing. For the years ended December 31, 2012, 2011, and 2010, 35%, 35% and 31% of our total revenues, respectively, were generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	financial instability of government payers in some markets;

•	fluctuations in currency exchange and interest rates;

•	our ability to secure and maintain the necessary physical infrastructure;

•	challenges in staffing and managing foreign operations;

•	healthcare laws and regulations may be more restrictive than those currently in place in the United States;

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
The market price of our common stock on the NASDAQ Global Market has been volatile, fluctuating from a low of $14.42 per share to a high of $19.55 per share during the 52-week trading period ended March 1, 2013, and we may continue to experience significant volatility in the market price of our common stock. Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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
In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. The market price for our common stock has been volatile, and such volatility could cause the market price of our common stock to decrease and could cause shareholders to lose some or all of their investment in our common stock.
Our common shares are thinly traded and, therefore, relatively illiquid.
As of March 1, 2013, we had 13,344,423 common shares outstanding. While our common stock is traded on the NASDAQ Global Market, our stock is thinly traded (approximately 0.19%, or 25,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 1, 2013) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.
Existing shareholders' interest in us may be diluted by additional issuances of equity securities.
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
Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 34% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.
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
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, or divert management's attention from operating our business which could have a material adverse effect on our business.
Laws, regulations and standards relating to corporate governance and public disclosure are subject to change, and new regulations may be promulgated by the SEC and the securities exchanges, including the NASDAQ Global Market, on which our common stock is listed. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	183,930
Sales office and warehouse	Illkirch, France	5,188

Leased Property
Facility	Location	Square Feet	Lease Term Expiration Date	Annual Rental ($)
SE Ohio Sales Office	Lima, OH	2,327	4/30/2014	35,000
Canada Sales Office	Mt. Hope, Ontario	4,200	8/31/2013	34,000
Instrument Manufacturing	Sarasota, FL	13,125	6/30/2013	124,000
Manufacturing Shop	Sarasota, FL	10,000	5/31/2015	113,000
Research Office	Hsinchu, Taiwan	849	12/31/2013	13,000	(1)
Office Space	Taipei, Taiwan	270	10/15/2013	1,000	(1)
Sales Office	Redditch, England	800	3/31/2013	31,000	(1)
Sales Office	Tokyo, Japan	1,663	7/31/2014	92,000	(1)
Warehouse	Tokyo, Japan	2,936	1/31/2017	95,000	(1)
Sales Office	Shaghai, PROC	3,650	3/1/2014	115,000	(1)
Warehouse	Shaghai, PROC	1,400	6/14/2013	7,000
Sales Office	Beijing, PROC	1,517	5/15/2013	31,000	(1)
Office Space	Capinghem, France	3,714	8/14/2016	65,000	(1)
Sales Office	Gijon, Spain	6,232	3/1/2017	94,000	(1)
Warehouse	Gijon, Spain	3,498	5/19/2016	66,000	(1)
Sales Office	Madrid, Spain	1,504	6/1/2016	41,000	(1)
Sales Office	Malaga, Spain	1,066	4/1/2016	16,000	(1)
Sales Office	Sevilla, Spain	677	5/1/2013	13,000	(1)
Sales Office	Barcelona, Spain	861	8/21/2013	13,000	(1)
Sales Office	Valencia, Spain	269	6/1/2016	19,000	(1)
Sales Office	Valencia, Spain	540	3/1/2013	16,000	(1)
Sales Office	Pamplona, Spain	1,897	5/1/2014	19,000	(1)
Sales Office	Kiel, Germany	2,002	12/31/2017	27,000	(1)
International Headquarters	Bern, Switzerland	1,787	12/29/2016	55,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2012 exchange rates.
In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.
ITEM 3.     LEGAL PROCEEDINGS
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2012, we had $95,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We continue to comply with the five year Corporate Integrity Agreement, or CIA, entered into on December 7, 2010 with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K, filed with the SEC on December 8, 2010, for more information about our obligations under the CIA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with the termination of our distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief, that was dismissed in March 2011. In December 2011, the judge ruled in favor of Exactech on all counts related to Complaint 1. In January 2012, MBA appealed the judge’s decision, to which Exactech submitted its written response opposing the appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA stated in Complaint 3 that under certain circumstances it was willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million. On August 7, 2012 we executed an agreement with MBA for the sales return of $4.0 million as settlement for the recognized outstanding debt owed to us and additional cash of 1.15 € million, or $1.5 million, paid to MBA. In addition, with the approval of all the other involved parties, all outstanding legal claims and appeals between the parties have been dismissed.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2012	High	Low
First Quarter	$17.75	$15.50
Second Quarter	17.25	14.42
Third Quarter	18.20	15.19
Fourth Quarter	18.50	15.01

2011	High	Low
First Quarter	$19.24	$16.16
Second Quarter	18.90	16.86
Third Quarter	19.00	12.90
Fourth Quarter	17.34	13.06
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
As of March 1, 2013 we had approximately 203 shareholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,293	$16.35	732
Equity compensation plans not approved by security holders	—	—	—
Total(2)	1,293	$16.35	732

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2007 to December 31, 2012 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.
The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2007 to December 2012. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2012

150
100
50
0
Exactech, Inc.
NASDAQ Stock Market (US Companies)
NASDAQ Medical Equipment Index

Index	2007	2008	2009	2010	2011	2012

Exactech	100.00	81.15	83.40	90.67	79.35	81.67
NASDAQ Stock Market	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ Medical Equipment Index	100.00	53.85	78.53	83.75	96.21	107.11

ITEM 6.     SELECTED FINANCIAL DATA
The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Income Data:
Net sales	$224,337	$205,397	$190,483	$177,310	$161,730
Cost of goods sold	68,731	64,847	63,961	65,002	58,620
Gross profit	155,606	140,550	126,522	112,308	103,110
Operating expenses:
Sales and marketing	81,979	77,243	66,123	55,318	51,263
General and administrative	20,139	21,969	17,622	21,797	16,471
Research and development	16,803	13,059	13,631	11,533	9,255
Depreciation and amortization	15,343	14,455	10,744	8,930	7,569
Total operating expenses	134,264	126,726	108,120	97,578	84,558
Income from operations	21,342	13,824	18,402	14,730	18,552
Other income (expense):
Interest expense, net	(1,445)	(1,117)	(636)	(683)	(1,096)
Other income (expense)	87	97	64	65	485
Foreign currency exchange gain (loss)	(90)	506	391	60	(229)
Income before provision for income taxes	19,894	13,310	18,221	14,172	17,712
Provision for income taxes	7,153	4,484	7,756	5,845	6,521
Income before equity in loss of other investments	12,741	8,826	10,465	8,327	11,191
Equity in net loss of other investments	—	—	—	—	(98)
Net income	12,741	8,826	10,465	8,327	11,093
Basic earnings per common share	$0.96	$0.67	$0.81	$0.65	$0.90
Diluted earnings per common share	$0.96	$0.67	$0.80	$0.65	$0.87

(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total current assets	$130,218	$119,231	$112,539	$97,468	$100,572
Total assets	245,141	232,612	219,993	171,020	167,520
Total current liabilities	31,562	27,068	26,064	23,745	21,789
Total long-term debt, net of current portion	38,447	45,917	41,709	13,015	22,412
Total liabilities	74,244	77,285	74,577	39,267	45,905
Total shareholders' equity	170,897	155,327	145,416	131,753	121,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.
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
Overview of 2012
During the twelve months ended December 31, 2012, sales increased 9% to $224.3 million from $205.4 million in the comparable twelve months ended December 31, 2011, as we continued to gain global market share. International sales for the year ended December 31, 2012 increased to $78.7 million from $72.4 million for the same period for 2011, however as a percentage of sales international sales remained at 35%. Gross margins increased to 69% from 68% as a result of continued product cost reduction efforts. Operating expenses during 2012 increased 6% from 2011, and, as a percentage of sales, operating expenses decreased to 60% during 2012 as compared to 62% for the same period in 2011. The reduction, as a percentage of sales, was primarily due to a decrease in compliance and legal costs associated with the DPA and CIA to $2.3 million for 2012 from $4.5 million for 2011. Net income for the twelve months ended December 31, 2012 increased 44% to $12.7 million, and diluted earnings per share were $0.96 as compared to $0.67 during 2011.
At the end of 2012, working capital increased 7% to $98.7 million from $92.2 million as of December 31, 2011. The increase in working capital is primarily a result of increased inventory levels. During the twelve months ended December 31, 2012, we acquired $20.8 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $27.5 million for the year ended December 31, 2012 as compared to a net cash flow from operations of $20.4 million during the year ended December 31, 2011.

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2012 as compared to 2011, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2011 as compared to 2010, and the dollar and percentage change from year to year and the percentage relationship to net sales:

(dollars in thousands)	Years Ended December 31,			2012 – 2011 Inc (decr)		2011 – 2010 Inc (decr)		% of Sales
	2012	2011	2010	$	%	$	%	2012	2011	2010
Net sales	$224,337	$205,397	$190,483	18,940	9.2	14,914	7.8	100.0%	100.0%	100.0%
Cost of goods sold	68,731	64,847	63,961	3,884	6.0	886	1.4	30.6	31.6	33.6
Gross profit	155,606	140,550	126,522	15,056	10.7	14,028	11.1	69.4	68.4	66.4
Operating expenses:
Sales and marketing	81,979	77,243	66,123	4,736	6.1	11,120	16.8	36.5	37.6	34.7
General and administrative	20,139	21,969	17,622	(1,830)	(8.3)	4,347	24.7	9.0	10.7	9.2
Research and development	16,803	13,059	13,631	3,744	28.7	(572)	(4.2)	7.5	6.4	7.2
Depreciation and amortization	15,343	14,455	10,744	888	6.1	3,711	34.5	6.8	7.0	5.6
Total operating expenses	134,264	126,726	108,120	7,538	5.9	18,606	17.2	59.8	61.7	56.7
Income from operations	21,342	13,824	18,402	7,518	54.4	(4,578)	(24.9)	9.5	6.7	9.7
Other income (expense), net	(1,448)	(514)	(181)	(934)	181.7	(333)	184.0	(0.6)	(0.2)	(0.1)
Income before taxes	19,894	13,310	18,221	6,584	49.5	(4,911)	(27.0)	8.9	6.5	9.6
Provision for income taxes	7,153	4,484	7,756	2,669	59.5	(3,272)	(42.2)	3.2	2.2	4.1
Net income	$12,741	$8,826	$10,465	3,915	44.4	(1,639)	(15.7)	5.7	4.3	5.5
Sales
Comparison of the years ended December 31, 2012 and 2011
For the year ended December 31, 2012, sales increased 9% to $224.3 million from $205.4 million in the comparable twelve months ended December 31, 2011. The following table includes the net sales for each of our product lines along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2012 and 2011:

	Years Ended				% Change	Constant Currency % Change
(in thousands)	December 31, 2012		December 31, 2011		2012-2011	2012-2011
Knee	$81,387	36.3%	$80,088	39.0%	1.6	3.1
Hip	40,826	18.2	33,688	16.4	21.2	22.1
Biologics/Spine	24,463	10.9	24,341	11.9	0.5	1.6
Extremity	52,061	23.2	39,923	19.4	30.4	31.3
Other	25,600	11.4	27,357	13.3	(6.4)	(4.5)
Total	$224,337	100.0%	$205,397	100.0%	9.2	10.5

The increase in sales of knee implant products was related to the market acceptance of our Optetrak Logic system. Sales of our extremity products increased significantly as we continued to penetrate market share with our Equinoxe reverse shoulder system. Hip implant sales increased as we continued to experience market penetration with our Novation Element hip system. Our biologics and spine sales increase was a result of increased spinal revenues worldwide. The decrease in the sales of all other products was related to a reduction in sales of our surgical instrumentation sold outside the United States. Domestically, sales increased 9% to $145.6 million, or 65% of total sales, during the year ended December 31, 2012, up from $133.0 million, which also represented 65% of total sales during 2011. Internationally, sales increased 9% to $78.7 million, representing 35% of total sales, for the year ended

December 31, 2012, as compared to $72.4 million, which was also 35% of total sales during 2011. The international sales increase was primarily attributable to market growth in our direct sales operations.
Comparison of the years ended December 31, 2011 and 2010
During 2011 sales increased 8% to $205.4 million for the year ended 2011 from $190.5 million in 2010. The following table includes the net sales for each of our product lines along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2011 and 2010:

	Years Ended				% Change	Constant Currency % Change
(in thousands)	December 31, 2011		December 31, 2010		2011-2010	2011-2010
Knee	$80,088	39.0%	$76,509	40.1%	4.7	3.1
Hip	33,688	16.4	28,710	15.1	17.3	15.0
Biologics/Spine	24,341	11.9	27,987	14.7	(13.0)	(13.7)
Extremity	39,923	19.4	30,033	15.8	32.9	32.4
Other	27,357	13.3	27,244	14.3	0.4	(0.9)
Total	$205,397	100.0%	$190,483	100.0%	7.8	6.5

Sales of knee implant products increased as we continued the introduction of our Logic PS knee system. Sales of hip implant products increased due to the continued interest in our expanded Novation hip system. Our increase in extremities sales was due to the market acceptance of our Equinoxe shoulder replacement systems. Our reduction in our biologic and spine services sales was a result of a decrease in biologic revenues in the United States due to sales force transitions. Sales of other products remained relatively flat as a result of sales growth of our cement products offset by sales contraction from other products from our distributors. Internationally, net sales increased 24% to $72.4 million, representing 35% of total sales, from $58.5 million, or 31% of total sales, during 2010. The international sales growth was a result of our continued expansion efforts. Domestically, sales increased 1% during 2011 to $133.0 million from $132.0 million in 2010.
Gross Profit
Gross profit increased 11% to $155.6 million for the year ended December 31, 2012 from $140.6 million for the year ended December 31, 2011. As a percentage of sales, gross profit increased to 69% during the year ended December 31, 2012 as compared to 68% in the same twelve month period in 2011, as a result of continued cost reductions in our internally manufactured products . Gross profit increased 11% to $140.6 million in 2011, or 68% gross profit margin, from $126.5 million, or 66% gross profit margin in 2010, which was primarily due to growth in our expanding higher margin direct international operations. During 2013, we anticipate that gross profit will decrease to a range from 67-68% due to the projected impact of the medical device excise tax implemented by the PPACA , which is 2.3% of medical device sales, or first use of product, in the United States.
Operating Expenses
Total operating expenses increased 6% to $134.3 million in the year ended December 31, 2012 from $126.7 million in the year ended December 31, 2011. As a percentage of sales, total operating expenses decreased to 60% for the twelve months ended December 31, 2012, as compared to 62% for the same period in 2011. The decrease as a percentage of sales is a result of lower compliance costs as well as our focus on reducing operating expenses. Included in operating expenses for the twelve months of 2012 is $2.3 million in compliance costs, compared to $4.5 million in the twelve months of 2011.
Sales and marketing expenses, the largest component of total operating expenses, increased 6% for the year ended December 31, 2012 to $82.0 million from $77.2 million in the comparable period of December 31, 2011. Sales and marketing expenses, as a percentage of sales, decreased slightly to 37% for the year ended December 31, 2012, from 38% for the year ended December 31, 2011. Sales and marketing expenses increased 17% in 2011 to $77.2 million from $66.1 million in 2010, as we continued our international growth efforts in direct distribution operations in Germany,

Spain, and Japan. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for 2013.
General and administrative expenses decreased 8% to $20.1 million in the twelve months ended December 31, 2012 from $22.0 million in the twelve months ended December 31, 2011, which included the $2.3 million and $4.5 million in compliance expenses for each of the periods, respectively. As a percentage of sales, general and administrative expenses decreased to 9% for the twelve months ended December 31, 2012, as compared to 11% in the year ended December 31, 2011. General and administrative expenses increased 25% to $22.0 million in 2011 from $17.6 million in 2010. The increase during 2011 was primarily due to increased compliance costs. During 2011, compliance spending increased to $4.5 million as compared to $1.3 million in 2010. As a percentage of sales, general and administrative expenses increased to 11% for the year ended December 31, 2011, as compared to 9% in the year ended December 31, 2010. General and administrative expenses for 2013 are expected to be in the range of 8% to 9% of sales for 2013.
Research and development expenses increased 29% for the year ended December 31, 2012 to $16.8 million from $13.1 million for 2011. As a percentage of sales, research and development expenses increased to 7% for the twelve months ended December 31, 2012 from 6% for the comparable period last year. The increase was due primarily to increased design and development activities, including our cartilage repair development project. Research and development expenses decreased 4% to $13.1 million in 2011 from $13.6 million in 2010, primarily as a result of lower prototype costs. As a percentage of sales, research and development expenses decreased to 6% for 2011 from 7% for 2010. We anticipate research and development expenditures, as a percent of sales, to range from 7% to 8% of sales during 2013.
Depreciation and amortization increased 6% to $15.3 million during the year ended December 31, 2012 from $14.5 million in the twelve months ended December 31, 2011, as a result of continuing investment in our operations and expanding surgical instrumentation deployment. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2012 and 2011. Total capital expenditure investment for 2012 was $22.4 million, which included $17.9 million of surgical instrumentation placed in service and approximately $1.4 million for patents and trademarks spent during the twelve months of 2012. Depreciation and amortization expenses increased 35% in 2011 to $14.5 million from $10.7 million in 2010, as we invested $24.9 million in capital expenditures, including $3.4 million to purchase manufacturing equipment, and $20.1 million in surgical instrumentation.
Income from Operations
Our income from operations increased 54% to $21.3 million, or 10% of sales in the year ended December 31, 2012 from $13.8 million, or 7% of sales in the twelve month period ended December 31, 2011. The increase in our income from operations was a result of the increase in sales combined with our efforts to reduce our growth in expenses. Income from operations decreased 25% to $13.8 million in 2011 from $18.4 million in 2010, which was due to an increase in expenses related to compliance and legal costs, as well as increased expenses from our expanded international operations. As a percentage of sales, income from operations decreased to 7% in 2011 from 10% in 2010. Looking forward, we expect operating expenses to increase slower than sales growth however due to the reduction in gross profit margins as a result of the medical device excise tax, we anticipate income from operations to be in the range of 8% to 10% for 2013.
Other Income and Expenses
We had other expenses, net of other income, of $1.4 million during the year ended December 31, 2012, as compared to other expenses, net of other income of $0.5 million in the twelve months ended December 31, 2011. The decrease to net other expenses was primarily due to the reduction to net foreign currency loss of $0.1 million for 2012 from a foreign currency gain of $0.5 million for 2011. Net foreign currency activities during the twelve months ended December 31, 2012 consisted of $0.2 million in foreign currency transaction gains, offset by the realized loss of $0.3 million from our forward currency option hedge. Also contributing to the decrease was net interest expense, which increased for the twelve months ended December 31, 2012 to $1.4 million from $1.1 million during the twelve months ended December 31, 2011 due to increased full year average borrowing under our line of credit facility. Other expenses, net of other income, increased 184% to $0.5 million in 2011 from $0.2 million in 2010, primarily related to increased interest expense due to our increased line of credit balance, which was partially offset by gains on foreign currency transactions.

Taxes and Net Income
Income before provision for income taxes increased 49% to $19.9 million in the year ended December 31, 2012 from $13.3 million in the same period in 2011. The effective tax rate, as a percentage of income before taxes, was 36% for the twelve months ended December 31, 2012 and 34% for the same twelve month periods in 2011. The increase in the effective tax rate for the year ended was primarily due to the tax impact of the research and development tax credit that was effective for 2011 as opposed to having expired during 2012, and the change in estimate of the non-deductible portion of the 2010 DOJ settlement. Formerly, we anticipated that $0.6 million of this settlement was non-deductible and, as a result of IRS discussions with the DOJ in the second quarter of 2012, pursuant to an IRS audit being conducted for tax years 2009 and 2010, it was clarified that $1.3 million of this settlement was non-deductible resulting in $0.3 million of additional tax liability. We expect our effective tax rate to range from 28% to 31% for the first quarter of 2013, as a result of the retroactive renewal of the 2012 research and development tax credit, that was enacted on January 2, 2013, and will be a tax benefit during the first quarter of 2013. During the full year 2013, we anticipate an effective tax rate of 31 to 33%. As a result of the foregoing, we realized net income of $12.7 million in the year ended December 31, 2012, an increase of 44% from $8.8 million in the twelve months ended December 31, 2011. As a percentage of sales, net income increased to 6% from 4% during the year ended December 31, 2011. Earnings per share, on a diluted basis, increased to $0.96 for the twelve months ended December 31, 2012, from $0.67 for the twelve months ended December 31, 2011. Income before provision for income taxes decreased 27% in 2011 from 2010. The effective income tax rate, as a percentage of income before taxes, for 2011 was 34%, as compared to 43% in 2010. The decrease in the effective rate during 2011 was primarily due to a larger percentage of our sales and profits being in tax jurisdictions outside the U.S. with lower effective tax rates. As a result of the foregoing, we realized a decrease in net income of 16% in 2011 to $8.8 million, representing 4% of sales, and diluted earnings per share of $0.67, as compared to net income of $10.5 million, or 5% of sales and diluted earnings per share of $0.80, in 2010
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At December 31, 2012, we had working capital of $98.7 million, an increase of 7% from $92.2 million at the end of 2011. Working capital in 2012 increased primarily as a result of an increase in our current inventory balance, and was partially offset by increases in our accounts payable and accrued expenses associated with our expansion. We experienced overall increases in our current assets and liabilities due to our continued growth. We project that cash flows from operating activities, borrowing under our new line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.
Operating Activities – Operating activities provided net cash of $27.5 million in the twelve months ended December 31, 2012, as compared to net cash from operations of $20.4 million during the twelve months ended December 31, 2011. A primary contributor to this change related to the increase in inventory of $8.0 million during the year ended December 31, 2012, compared to an increase of $1.2 million during the same period ended December 31, 2011, as a result of our product line and market expansions and the inventory return agreement discussed below. Expansion of accounts receivable used net cash of $0.5 million for the year ended December 31, 2012 and $7.3 million for the year ended December 31, 2011. A major contributor to the collection effort was our sales distribution office in Spain, which during the second quarter of 2012, received approximately 8.2 million EUR for substantially all of its accounts receivable aged six months or older. Our allowance for doubtful accounts and sales returns decreased to $1.0 million at December 31, 2012 from $3.2 million at December 31, 2011, principally as a result of the inventory return agreement with our former Spanish distributor, which resulted in the elimination of approximately $2.2 million in allowances for doubtful account and sales returns. See Note 7 of Notes to Consolidated Financial Statements for further discussion on the inventory return. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 75 for the twelve months ended December 31, 2012, which is flat when compared to the same ratio of 75 for the year ended December 31, 2011. As we continue to expand our operations internationally, our DSO ratio could increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S.
In September 2012, we terminated the forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the twelve months ended December 31, 2012, we realized a loss of $0.3 million on the Consolidated Statements of Income related to the termination of this instrument.

Investing Activities - Investing activities used net cash of $22.2 million for the year ended December 31, 2012, as compared to $24.6 million for the year ended December 31, 2011. The decrease was due to a reduction of purchases of property and equipment. Our cash outlays for surgical instrumentation and manufacturing equipment was $20.6 million, and $1.4 million for purchases of patents, trademarks and product licenses during the year ended December 31, 2012, as compared to $22.2 million for purchases of surgical instrumentation and manufacturing equipment, and $0.9 million for purchases of product licenses during the same period of 2011.
During 2012, we invested $1.3 million in ongoing license and milestone payments to Blue Ortho related to the Guided Personalized Surgery knee technology.
Distribution Subsidiary - Exactech Ibérica
During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. During the third quarter of 2012, we reached an inventory return agreement with our former Spanish distributor for a sales return of approximately $4.0 million, of which $3.0 million was previously recognized. The return was settled through a $1.5 million cash payment and settlement of the outstanding accounts receivable of $2.5 million.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2012, we had paid approximately $2.1 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.
Financing Activities - Financing activities used net cash of $4.3 million for the year ended December 31, 2012, as compared to providing $5.0 million in net cash for the year ended December 31, 2011, primarily due to reduction in total outstanding debt. In 2012, we had net debt repayments of $5.5 million as compared to net borrowings of $3.8 million in 2011. Proceeds from the exercise of stock options provided cash of $1.9 million for the year ended December 31, 2012, as compared to $1.2 million for the year ended December 31, 2011, with the proceeds used to fund general working capital.
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
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. We were in compliance with such covenants at December 31, 2012.
Other Commitments and Contingencies
At December 31, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.8 million and outstanding commitments for the purchase of capital equipment of $11.8 million, which includes $5.1 million of open capital equipment purchase commitments related to the Blue Ortho license agreement. Purchases under our distribution agreements were $9.8 million during the year ended December 31, 2012.
During the fourth quarter of 2012 we withdrew lawsuits filed against the Florida Department of Revenue and settled claims by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management challenged the assessment, withdrew the lawsuits, and settled the claims for a payment of $0.5 million. We previously had recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome.

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations at December 31, 2012 (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Term loan	$28,875	$2,625	$6,000	$20,250	$—
Line of credit	12,197	—	—	12,197	—
Interest on long-term debt (1)	2,973	862	1,453	658	—
Operating leases	4,001	1,774	1,753	474	—
Capital Lease minimum lease payments	447	134	256	57	—
Other long-term obligations(2)	250	—	250	—	—
Purchase obligations (3)	25,309	22,809	2,500	—	—
	$74,052	$28,204	$12,212	$33,636	$—

(1)
Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2012, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)	Other long-term obligations include long-term liabilities assumed as a part of our acquisitions during 2008.

(3)
Purchase obligations include commitments with Blue Ortho, under the license and distribution agreement, for $5.1 million in capital expenditure commitments and $0.7 million in future milestone payments. The milestone payment due dates are estimated based on assumed completion dates, however, this timeline is dependent on completion of certain milestones and the actual timeline could differ from the estimated timeline.

Off-Balance Sheet Arrangements
At December 31, 2012, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.
Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management's opinion, our critical accounting policies include allowance for doubtful accounts, sales returns, revenue recognition, excess and obsolete inventories, goodwill and other intangible assets, subsidiary consolidation, accrued liabilities, provision for income taxes and stock-based compensation.
Allowance for Doubtful Accounts and Sales Returns - Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2012, our allowance for doubtful accounts was $1.0 million as compared to $1.7 million at December 31, 2011, which increased in correlation with our increase in sales and the extended payment time frame for certain subsidiaries' customers, but was offset by the elimination of the allowance related to our former Spanish distributor's balance. As a percentage of accounts receivable, the allowance decreased to 2.0% as compared to 3.7% at the prior year end. During the third quarter of 2012 we eliminated an allowance for the uncollectible amount of $0.8 million of accounts receivable due from our prior Spanish independent distributor as a result of our agreement with the former distributor for the return of inventory in exchange for their accounts receivable balance and cash. At December 31, 2012, our allowance for sales returns was $47,000 compared to $1.5 million at December 31, 2011, as a result of the settlement of the estimated sales return related to the nonrenewal of our agreement with our Spanish independent distributor, which was recorded at $1.4 million net of cost of goods sold prior to the agreement.
Revenue Recognition - We recognize revenue on our domestic sales and sales from our international subsidiaries upon notification from our sales agents that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we do not maintain an allowance for sales returns. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. We estimate an allowance for sales returns on our international customers based upon an analysis of our prior returns experience. We continually evaluate new and current customers for collectability based on various factors including, past history with the customer, evaluation of their credit worthiness, and current economic conditions.
Excess and Obsolete Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances, when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2012, 2011, and 2010 were $0.9 million, $0.6 million, and $0.8 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2012, we determined that $5.4 million of inventory should be classified as non-current. As of December 31, 2011, we determined that $7.3 million of inventory should be classified as non-current.
Goodwill and Other Intangible Assets - We assess the value of goodwill and other intangibles in accordance with guidance from the Financial Accounting Standards Board, or FASB. Goodwill is not amortized but is evaluated for impairment, as of October 1 each year, or sooner if an event occurs that would more-likely-than-not reduce the fair value of a reporting unit. In testing goodwill for impairment, we compare the carrying value of the reporting units to their fair value, using a discounted cash flow method of valuation. In determining the fair value of the reporting units, we make assumptions regarding estimated future cash flows based on our estimated future net sales and operating expenses, as well as our estimated growth, as a result of projected market penetration and general economic conditions. We initially allocate goodwill to the reporting units based on estimated future sales of the reporting units. We test goodwill for impairment on a reporting unit level, which is aligned with our product lines and the way that our management analyzes and reviews the discrete financial information. Changes to these estimates could cause an impairment of goodwill to occur. In assessing the value of other intangible assets, we make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis, if required.

Subsidiary Consolidation - Our wholly owned subsidiaries, Exactech Asia, Exactech (UK), Ltd, Exactech Japan, Exactech France, Exactech Iberica, Exactech Deutschland, Exactech Taiwan, Exactech U.S., Inc., and Exactech International Operations, AG are fully consolidated after all material intercompany transactions and balances have been eliminated.
Accrued Liabilities - We are subject to various claims, lawsuits, disputes with third parties and actions involving various allegations against us incident to the operation of our business, principally product liability claims. We accrue liabilities for such claims that are deemed to be probable and reasonably estimable based upon our experience with similar past claims, advice of counsel and the best information available. If one or both of these criteria are not met, we disclose the loss contingency if it is reasonably possible that a loss may be incurred. Should the outcome of any pending, threatened, or future litigation have an outcome unfavorable to us, it may affect future operating results due to the resulting increases in operating expenses associated with such litigation.
Provision for Income Taxes - We must use estimates and professional judgment in calculating the provision for income taxes in determining the deductibility and technical merit of the positions taken on our tax returns. In accordance with FASB guidance, we evaluate our tax positions each reporting period to determine if they are more-likely-than-not to be sustained upon examination, and measure the benefit to be recognized in the financial statements. Should any of our tax positions be determined to be uncertain, it may result in an increase in current and/or future taxes due.
The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2012, we do not have any contingent liability for uncertain tax positions.
Stock-Based Compensation Policies and Estimates - We account for stock-based compensation granted to our directors and employees in accordance with guidance issued by the FASB, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We are required to recognize the compensation cost of the fair value of our stock-based compensation granted to employees and directors. For stock-based compensation granted to non-employees, we re-measure the fair value of stock awards until a measurement date is achieved.
Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1.5 million, $1.4 million, and $2.0 million and income tax benefit of $0.3 million, $0.3 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Recent Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.4 million for 2013.
At December 31, 2012, we had two interest-rate swap agreements outstanding that convert variable-rate interest to fixed-rate interest based on one-month and three-month LIBOR. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swaps. We believe that the amounts presented approximate the financial instruments’ fair market value as of December 31, 2012, and the weighted average interest rates are those experienced during the year to date ended December 31, 2012:

(in thousands, except percentages)	2013	2014	2015	2016	Thereafter	Total
Liabilities
Term loan at variable interest rate	$2,625	$3,000	$3,000	$3,000	$17,250	$28,875
Weighted average interest rate	2.1%
Line of credit at variable interest rate	—	—	—	—	12,197	12,197
Weighted average interest rate	2.1%

Interest Rate Swaps
Notional amount			4,000		27,000
Fixed rate interest			6.6%		1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the year ended December 31, 2012, translation losses were $0.2 million, which were primarily due to the weakening of the EUR and the JPY. During the year ended December 31, 2011, translation losses were $1.8 million.
In connection with some agreements, we are subject to risk associated with international currency exchange rates on purchases of inventory payable in EUR. In September 2012, we terminated the forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. For the year ended December 31, 2012, we realized a loss of $0.3 million on the Consolidated Statements of Income related to the termination of this instrument.
The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized a currency transaction loss of $0.1 million for the year ended December 31, 2012 and a currency transaction gain of $0.5 million for the same period in 2011, respectively, which was primarily due to the effect of our European and Japanese expansions and the weakening of the EUR and JPY as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ McGladrey LLP

Charlotte, North Carolina
March 6, 2013

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,838	$4,663
Accounts receivable, net of allowances of $1,012 and $3,186	48,073	45,856
Prepaid expenses and other assets, net	2,877	3,948
Income taxes receivable	502	171
Inventories – current	70,699	61,724
Deferred tax assets – current	2,229	2,869
Total current assets	130,218	119,231
PROPERTY AND EQUIPMENT:
Land	2,211	2,209
Machinery and equipment	33,158	30,164
Surgical instruments	85,115	77,105
Furniture and fixtures	3,858	3,753
Facilities	18,033	17,930
Projects in process	643	2,141
Total property and equipment	143,018	133,302
Accumulated depreciation	(61,586)	(56,061)
Net property and equipment	81,432	77,241
OTHER ASSETS:
Deferred financing and deposits, net	866	1,016
Non-current inventories	5,410	7,334
Product licenses and designs, net	10,534	11,380
Patents and trademarks, net	2,217	1,589
Customer relationships, net	1,108	1,545
Goodwill	13,356	13,276
Total other assets	33,491	36,140
TOTAL ASSETS	$245,141	$232,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,773	$12,909
Income taxes payable	2,188	4,210
Accrued expenses and other liabilities	11,726	8,957
Other current liabilities	250	344
Current portion of long-term debt	2,625	648
Total current liabilities	31,562	27,068
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,186	3,520
Line of credit	12,197	42,410
Long-term debt, net of current portion	26,250	3,507
Other long-term liabilities	1,049	780
Total long-term liabilities	42,682	50,217
Total liabilities	74,244	77,285
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 13,331,888 and 13,153,442 shares issued and outstanding	133	132
Additional paid-in capital	63,918	60,565
Accumulated other comprehensive loss	(4,797)	(4,272)
Retained earnings	111,643	98,902
Total shareholders’ equity	170,897	155,327
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$245,141	$232,612
See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except per share amounts)

	2012	2011	2010
NET SALES	$224,337	$205,397	$190,483
COST OF GOODS SOLD	68,731	64,847	63,961
Gross profit	155,606	140,550	126,522
OPERATING EXPENSES:
Sales and marketing	81,979	77,243	66,123
General and administrative	20,139	21,969	17,622
Research and development	16,803	13,059	13,631
Depreciation and amortization	15,343	14,455	10,744
Total operating expenses	134,264	126,726	108,120
INCOME FROM OPERATIONS	21,342	13,824	18,402
OTHER INCOME (EXPENSE):
Interest income	11	8	5
Other income	87	97	64
Interest expense	(1,456)	(1,125)	(641)
Foreign currency (loss) gain, net	(90)	506	391
Total other income (expense)	(1,448)	(514)	(181)
INCOME BEFORE INCOME TAXES	19,894	13,310	18,221
PROVISION FOR INCOME TAXES
Current	6,964	7,819	5,836
Deferred	189	(3,335)	1,920
Total provision for income taxes	$7,153	$4,484	$7,756

NET INCOME	$12,741	$8,826	$10,465

BASIC EARNINGS PER SHARE	$0.96	$0.67	$0.81

DILUTED EARNINGS PER SHARE	$0.96	$0.67	$0.80
See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
Net Income	$12,741	$8,826	$10,465
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	(318)	31	2
Change in currency translation	(207)	(1,778)	(1,066)
Other comprehensive loss, net of tax	(525)	(1,747)	(1,064)
Comprehensive income	$12,216	$7,079	$9,401
See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2009	12,824	$128	$53,475	$79,611	$(1,461)	$131,753

Net income	—	—	—	10,465	—	10,465
Change in fair value of cash flow hedge, net of tax	—	—	—	—	2	2
Change in currency translation	—	—	—	—	(1,066)	(1,066)
Exercise of stock options	157	2	1,463	—	—	1,465
Issuance of restricted common stock for services	10	—	167	—	—	167
Issuance of common stock under Employee Stock Purchase Plan	37	—	536	—	—	536
Compensation cost of stock options	—	—	1,989	—	—	1,989
Tax impact on stock awards	—	—	105	—	—	105
Balance December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416

Net income	—	—	—	8,826	—	8,826
Change in fair value of cash flow hedge, net of tax	—	—	—	—	31	31
Change in currency translation	—	—	—	—	(1,778)	(1,778)
Exercise of stock options	67	1	600	—	—	601
Issuance of restricted common stock for services	16	—	275	—	—	275
Issuance of common stock under Employee Stock Purchase Plan	42	1	579	—	—	580
Compensation cost of stock options	—	—	1,406	—	—	1,406
Tax benefit on stock awards	—	—	(30)	—	—	(30)
Balance December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327

Net income	—	—	—	12,741	—	12,741
Change in fair value of cash flow hedges, net of tax	—	—	—	—	(318)	(318)
Change in currency translation	—	—	—	—	(207)	(207)
Exercise of stock options	120	1	1,325	—	—	1,326
Issuance of restricted common stock for services	18	—	295	—	—	295
Issuance of common stock under Employee Stock Purchase Plan	40	—	565	—	—	565
Compensation cost of stock options	—	—	1,494	—	—	1,494
Tax benefit on stock awards	—	—	(326)	—	—	(326)
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897
See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$12,741	$8,826	$10,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(2,174)	435	1,916
Inventory allowance	915	570	804
Depreciation and amortization	16,826	16,116	12,234
Restricted common stock issued for services	295	275	167
Compensation cost of stock awards	1,494	1,406	1,989
Loss on disposal of equipment	1,449	730	467
Loss on impairment	—	—	1,063
Loss on disposal of trademarks and patents	112	—	—
Foreign currency option loss	330	—	—
Foreign currency exchange gain	(240)	(506)	(391)
Deferred income taxes	189	(3,335)	1,920
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(479)	(7,326)	(8,922)
Prepaids and other assets	1,804	(1,081)	(1,108)
Inventories	(8,034)	1,166	(14,279)
Accounts payable	1,349	(1,599)	7,017
Income taxes receivable/payable	(2,315)	5,551	(1,670)
Accrued expense & other liabilities	3,249	(828)	(5,251)
Net cash provided by operating activities	27,511	20,400	6,421
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,821)	(23,726)	(24,891)
Proceeds from sale of property and equipment	1	1	3
Purchase of spine assets	—	—	(3,078)
Purchase of patents and trademarks	(428)	—	(167)
Purchase of product licenses and designs	(969)	(859)	(1,486)
Acquisition of subsidiaries, net of cash acquired	—	—	(6,218)
Net cash used in investing activities	(22,217)	(24,584)	(35,837)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(30,213)	4,854	29,761
Principal payments on debt	(5,280)	(1,064)	(1,191)
Proceeds on term loan	30,000	—	—
Payments on capital leases	(78)	(31)	—
Debt issuance costs	(580)	(5)	(108)
Excess tax benefit from exercise of stock options	—	30	105
Proceeds from issuance of common stock	1,891	1,181	2,001
Net cash (used in) provided by financing activities	(4,260)	4,965	30,568
Effect of foreign currency translation on cash and cash equivalents	141	(53)	(106)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,175	728	1,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,663	3,935	2,889
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,838	$4,663	$3,935
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,265	$1,024	$499
Income taxes	8,859	2,401	8,081
Non-cash investing and financing activities:
Cash flow hedge (loss) gain, net of tax	(318)	31	2
Estimated sales and use tax liability	—	87	705
Capitalized lease additions	146	275	—
Spine assets purchase contingency payable	—	—	300
Purchase guarantee payable	—	420	—
See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	ORGANIZATION
Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in more than thirty international markets through a network of independent distributors and wholly owned subsidiaries. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK, in France through Exactech France, in Spain through Exactech Iberica, and in Germany through Exactech Deutschland.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Exactech, Inc. and its subsidiaries. Our subsidiary, Exactech Iberica, has been included in the consolidated financial statements as of the date of its start-up, January 2010. Our subsidiary Exactech Deutschland has been included in the consolidated financial statements as of the date of its start-up, April 1, 2010. Our subsidiary Brighton Partners has been included in the consolidated financial statements as of its acquisition date, May 24, 2010. Our subsidiary Exactech International Operations has been included in the consolidated financial statements as of the date of its start-up in May, 2010. References in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassification - Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification on the consolidated financial statements had a material impact on the presentation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on deposit in financial institutions, institutional money funds, overnight repurchase agreements and other short-term investments with a maturity of 90 days or less at the time of purchase.

Concentration of Credit Risk - Our cash and cash equivalents are maintained at several financial institutions, and the balances with these financial institutions often exceed the amount of insurance provided on such accounts by the Federal Deposit Insurance Corporation. The cash and cash equivalents generally are maintained with financial institutions with reputable credit, and therefore bear minimal risk. Historically, we have not experienced any losses due to such concentration of credit risk.

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

Financial Instruments - Our financial instruments include cash and cash equivalents, trade receivables, debt and cash flow hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of cash flow hedges are based on dealer quotes.

Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances, when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2012, 2011, and 2010 were $0.9 million, $0.6 million, and $0.8 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify our estimate of such inventory as non-current.
The following table summarizes our classifications of inventory as of December 31,:

(in thousands)	2012	2011
Raw materials	$16,527	$17,269
Work in process	1,490	1,443
Finished goods on hand	23,025	19,565
Finished goods on loan/consignment	35,067	30,781
Inventory total	76,109	69,058
Non-current inventories	5,410	7,334
Inventories, current	$70,699	$61,724

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $14.8 million, $14.0 million, and $10.9 million, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

Management reviews property and equipment for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A potential impairment is indicated if the carrying amount of the asset exceeds the expected future cash flows (undiscounted and without interest charges) resulting from use of the asset and its eventual disposition. If an impairment were indicated by this analysis, an impairment charge to reduce the asset to its fair value would be recorded.

Revenue Recognition - For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2012 and 2011, our allowance for sales returns was $47,000 and $1.5 million, respectively. The reduction of the sales return allowance is a result of an agreement with our previous independent distributor in Spain, which resulted in a return of goods for which we had $1.4 million in allowances for the specific sales return. Prices for international sales are fixed, and there are no incentives or contingent discounts offered.

Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs - Deferred financing costs of $0.7 million and $0.3 million are stated net of amortization of $0.2 million and $0.2 million at December 31, 2012 and 2011, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

Goodwill and Other Intangible Assets - We assess the value of goodwill and other intangibles in accordance with guidance from the Financial Accounting Standards Board, or FASB. Goodwill is not amortized but is evaluated for impairment, as of October 1 each year, or sooner if an event occurs that would more-likely-than-not reduce the fair value of a reporting unit. In testing goodwill for impairment, we compare the carrying value of the reporting units to their fair value, using a discounted cash flow method of valuation. In determining the fair value of the reporting units, we make assumptions regarding estimated future cash flows based on our estimated future net sales and operating expenses, as well as our estimated growth, as a result of projected market penetration and general economic conditions. We initially allocate goodwill to the reporting units based on estimated future sales of the reporting units. We allocate and test goodwill for impairment on a reporting unit level, which is aligned with our product lines and the way that our management analyzes and reviews the discrete financial information. Changes to these estimates could cause an impairment of goodwill to occur. In assessing the value of other intangible assets, we make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis, if required.

Income Taxes - Deferred income taxes are provided with respect to temporary differences that arise from certain transactions being reported for financial statement purposes in different periods than for income tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

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

Other Taxes - Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statements of income. We have completed an assessment of our nexus for sales and use tax purposes in all states, and continue to evaluate changes in tax laws, and we feel that we are currently in compliance.

Accrued Expenses - Accrued expenses as of December 31, 2012 and 2011 consist of the following:

(in thousands)	2012	2011

Commissions payable	$3,320	$2,621
Compensation payable	6,373	3,742
Royalties payable	1,487	1,181
Contingencies payable	—	1,067
Miscellaneous accrued expenses	546	346
	$11,726	$8,957

Research and Development - Research and development costs are expensed in the period incurred.

Earnings Per Share - Basic earnings per common share are calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Options and Stock Awards - We account for stock-based compensation granted to our directors and employees in accordance with guidance issued by the FASB. The guidance requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize as compensation cost the fair value of our stock-based compensation granted to employees and directors.

For stock-based compensation granted to non-employees we re-measure the fair value of stock awards until a measurement date is achieved.

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. See Note 11 - Common Shareholders' Equity for additional information regarding our stock option awards, including the employee stock purchase plan, or ESPP.
Hedging Activities and Foreign Currency Transactions
Hedging Activities - We account for derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and have determined the interest rate swaps to be effective. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of our interest rate swap agreements are based on dealer quotes, and include adjustments for nonperformance risk. The change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets at $0.3 million and $31,000 as of December 31, 2012 and 2011, respectively.

Foreign Currency Transactions - The following table provides information on the components of our foreign currency activities recognized in the Consolidated Statements of income for the years ended December 31,:

(in thousands)	2012	2011	2010
Foreign currency transactions gain, net	$240	$506	$391
Forward currency option loss	(330)	—	—
Foreign currency (loss) gain, net	$(90)	$506	$391

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in a currency that differs from the functional currency, are included in income as they occur and as other income (expense) in the Consolidated Statements of Income.
Forward Currency Option – In September 2012, we terminated a forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that was due to expire on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. During the third quarter ended September 30, 2012, we realized a loss on the Consolidated Statements of Income related to the termination of this instrument.
Foreign Currency Translation - We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the twelve months ended December 31, 2012, translation losses were $0.2 million, which were primarily due to the weakening of the EUR. During the twelve months ended December 31, 2011, translation losses were $1.8 million, which were a result of the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2012; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss) - Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2010	$(134)	$(2,391)	$(2,525)
2011 Adjustments	31	(1,778)	(1,747)
Balance December 31, 2011	$(103)	$(4,169)	$(4,272)
2012 Adjustments	(318)	(207)	(525)
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)

We do not enter into or hold derivative instruments for trading or speculative purposes. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreements are based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We do not expect the change in our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
New Accounting Pronouncements - In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment updates prior guidance by requiring additional disclosure for amounts reclassified out of accumulated other comprehensive loss by component. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012, with early adoption permitted. The adoption of this updated authoritative guidance is not expected to have an impact on our Consolidated Financial Statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012
Interest rate swap	$701	$—	$701	$—

At December 31, 2011
Interest rate swap	$169	$—	$169	$—

The fair value of our interest rate swap agreements are based on dealer quotes, and are recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and, for the period ended December 31, 2012, we have determined the interest rate swaps to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2012 and 2011:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2011	$3,572	$601	$7,553	$393	$828	$12,947
Acquired goodwill	192	42	—	49	137	420
Foreign currency translation effects	(41)	(14)	—	(10)	(26)	(91)
Balance as of December 31, 2011	3,723	629	7,553	432	939	13,276
Foreign currency translation effects	36	14	—	9	21	80
Balance as of December 31, 2012	$3,759	$643	$7,553	$441	$960	$13,356

During the fourth quarter of 2012 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2012 and 2011:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2012
Product licenses and designs	$15,259	$4,725	$10,534	10.1
Patents and trademarks	4,689	2,472	2,217	13.9
Customer relationships	3,117	2,009	1,108	6.9

Balance at December 31, 2011
Product licenses and designs	$14,838	$3,458	$11,380	10.6
Patents and trademarks	4,045	2,456	1,589	13.0
Customer relationships	3,092	1,547	1,545	7.0

Our Product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. We recognized amortization expense on our intangible assets of $2.0 million, $2.1 million, and $1.4 million for the three years ended December 31, 2012, 2011 and 2010, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets:

	Year ending December 31,
(in thousands)	2013	2014	2015	2016	2017
Product licenses and designs	$1,413	$1,276	$1,190	$1,190	$1,106
Customer relationships	450	450	116	59	34
Patents and trademarks	301	300	274	266	257

5.	DISTRIBUTION SUBSIDIARY TRANSITION
Distribution Subsidiary - Exactech Ibérica
During the first quarter of 2010, we established a distribution subsidiary in Spain, Exactech Ibérica, S.A.. (“Exactech Ibérica”), and obtained our import registration allowing Exactech Ibérica to import our products for sale in Spain. Exactech Ibérica actively commenced distribution activities during the third quarter of 2010. The sales distribution subsidiary, based in Gijon, enables us to directly control our Spanish marketing and distribution operations. During the first quarter of 2010, we notified our previous independent distributor in Spain of the non-renewal of our distribution agreement. As a result of that non-renewal, our relationship with this independent distributor terminated during the third quarter of 2010. During the third quarter of 2012, we reached an inventory return agreement with our former Spanish distributor for a sales return of approximately $4.0 million, of which $3.0 million was previously recognized. The return was settled through a $1.5 million cash payment and settlement of the outstanding accounts receivable of $2.5 million.

6.	INCOME TAX

The provision for income taxes consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$4,755	$6,369	$4,281
State	662	802	1,674
Foreign	1,547	648	(119)
Total current	6,964	7,819	5,836

Deferred:
Federal	720	(3,848)	2,965
State	117	(45)	(516)
Foreign	(648)	558	(529)
Total deferred	189	(3,335)	1,920
Total provision	$7,153	$4,484	$7,756

The components of income before income taxes were as follows (in thousands):

	2012	2011	2010
United States	$13,632	$10,711	$23,380
Foreign	6,262	2,599	(5,159)
Total	$19,894	$13,310	$18,221

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	2.7	3.5	5.0
Effect of rates different than statutory	(9.5)	(11.5)	—
Valuation allowance on net operating loss carryforwards	(0.5)	11.0	5.0
Prior period audit adjustment	4.6	—	—
Other	3.7	(4.3)	(2.4)
	36.0%	33.7%	42.6%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Basis difference in property and equipment	$9,104	$8,553
Basis difference in intangibles	1,304	1,465
Other	13	—
Gross deferred tax liabilities	10,421	10,018

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	1,257	2,176
Inventory basis difference	3,836	3,222
Non-qualified stock options	898	847
Loss carry forwards	9,219	9,162
Valuation allowance on net operating loss carryforwards	(5,746)	(6,040)
Gross deferred tax assets	9,464	9,367
Net deferred tax liabilities	$957	$651

At December 31, 2012, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $35.6 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of these net operating loss carry forwards result in a deferred tax asset. This deferred tax asset was unchanged at $9.2 million as of December 31, 2012 and 2011. Valuation allowances for net operating loss carry forwards have been established in the amount of $5.7 million and $6.0 million at December 31, 2012 and 2011, respectively. This deferred tax asset and associated valuation allowance have been recorded based on the statutory expiration of the available net operating losses. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.
During the year ended December 31, 2012, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and reserves, depreciation of property and equipment, and net operating losses in certain subsidiaries. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be indefinitely reinvested or can be recovered in a tax-free manner.
At December 31, 2012, we had an aggregate of approximately $14.7 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.
During the year ended December 31, 2012, the Internal Revenue Service conducted an audit of our U.S. federal income tax returns for the years ended December 31, 2009 through December 31, 2011. As a result of this audit, we reached a settlement with the Internal Revenue Service on our previously unrecognized tax benefits, among other issues. The audit is expected to be completed during the first half of 2013 and is expected to result in $1.3 million of additional tax liabilities for the three year audit period which have been recognized in the year ended December 31, 2012.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at January 1	$244	$238	$—
Increases related to current period	—	6	238
Decrease related to settlement with taxing authorities	(244)	—	—
Balance at December 31	$—	$244	$238

Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense.
We file income tax returns in the United States, various states, and foreign jurisdictions. Upon completion of our Internal Revenue Service audit, our U.S. federal return for the year ended December 31, 2012 will be the only period open to examination. Our state and foreign income tax returns are generally open for examination for a period of three to five years after the filing of the return. Currently, we are not under audit in our federal, state, or foreign jurisdictions. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

7.	DEBT
Debt consisted of the following as of December 31,:

(in thousands)	2012	2011
Commercial construction loan payable in monthly principal installments of $17.5, plus interest based on adjustable rate as determined by one month LIBOR.	$—	$2,305
Commercial real estate loan payable in monthly installments of $46.4, including principal and interest based on an adjustable rate as determined by one month LIBOR.	—	1,850
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (1.96% as of 12/31/2012).	28,875	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.96% as of 12/31/2012), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	12,197	—
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA.	—	42,410
Total debt	41,072	46,565
Less current portion	(2,625)	(648)
	$38,447	$45,917

The following is a schedule of debt maturities as of December 31, 2012, (in thousands):

2013	$2,625
2014	3,000
2015	3,000
2016	3,000
2017	3,000
Thereafter	26,447
$41,072

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
The $30.0 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The New Credit Agreement requires that, within one-year after entering into the New Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. On May 15, 2012, pursuant to the terms of the New Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap becomes effective on September 30, 2013, matures on February 28, 2017, and fixes the variable interest rate at 1.465% for the $27.0 million of the term loan balance that will be outstanding on the effective date. All long-term debt instruments that were outstanding as of December 31, 2011, including our previous line of credit, our commercial construction loan and commercial real estate loan, were repaid and terminated using proceeds from the New Credit Agreement.
The obligations under the New Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The New Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the New Credit Agreement obligations. The New Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the New Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the New Credit Agreement) of not less than 2.00 to 1.00. As of December 31, 2012, we are in compliance with all financial covenants.

8.	RELATED PARTY TRANSACTIONS
We have entered into an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques, and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2012, 2011 and 2010, as compensation under the consulting agreement.

We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of the Company's net sales of such products outside the United States. During each of the years ended December 31, 2012, 2011 and 2010, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2012, we had $95,000 accrued for product liability claims, and, as of December 31, 2011, we had $65,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. We continue to comply with the five year Corporate Integrity Agreement, or CIA, entered into on December 7, 2010 with the Office of the Inspector General of the United States Department of Health and Human Services. The foregoing agreements, together with a related settlement agreement, resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States, which we refer to as the Subject Matter. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. Pursuant to the DPA, an independent monitor reviewed and evaluated our compliance with our obligations under the DPA. The CIA acknowledges the existence of our corporate compliance program and provides us with certain other compliance-related obligations during the CIA’s term. See “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Current Report on Form 8-K, filed with the SEC on December 8, 2010, for more information about our obligations under the CIA. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
On October 18, 2010, MBA Incorporado, S.L., or MBA, our former distributor in Spain, filed an action against Exactech, Inc. and Exactech Ibérica, S.A.U. in the Court of First Instance No. 10 of Gijon, Spain in connection with the termination of our distribution agreement with MBA in July 2010. In the lawsuit (“Complaint 1”), MBA alleged, (i) wrongful solicitation of certain employees of MBA subsequent to the termination of the distribution agreement, (ii) breach of contract with respect to the termination date established by Exactech and Exactech’s alleged failure to follow the termination transitioning protocols set forth in the distribution agreement, and (iii) commercial damages and lost sales and customers due to Exactech’s alleged failure to supply products requested by MBA during the transition period of the distribution agreement termination. On December 1, 2010, MBA filed a second action (“Complaint 2”) against Exactech Ibérica and two of the former principals of MBA, in the Mercantile Court No. 3 of Gijon, Spain, also in connection with our termination of the distribution agreement with MBA in July 2010, seeking among other things injunctive relief, that was dismissed in March 2011. In December

2011, the judge ruled in favor of Exactech on all counts related to Complaint 1. In January 2012, MBA appealed the judge’s decision, which Exactech submitted its written response opposing the appeal. On March 20, 2012, we were notified that MBA had submitted a new complaint (“Complaint 3”) related to inventory return alleging our obligation to repurchase inventory in MBA’s possession valued by MBA at $6.2 million. MBA stated in Complaint 3 that under certain circumstances it was willing to compensate us for the recognized outstanding debt to Exactech of $2.5 million. On August 7, 2012 we executed an agreement with MBA for the sales return of $4.0 million as settlement for the recognized outstanding debt owed to us and additional cash of 1.15€ million, or $1.5 million, paid to MBA. In addition, with the approval of all the other involved parties, all outstanding legal claims and appeals between the parties have been dismissed.
During the fourth quarter of 2012 we withdrew lawsuits filed against the Florida Department of Revenue and settled claims by the State of Florida for sales and use tax, based on the State’s audit of such tax dating back to May 2005, which was assessed by the State of Florida for the value of surgical instruments removed from inventory and capitalized as property and equipment worldwide. In consultation with counsel, management challenged the assessment, withdrew the lawsuits, and settled the claims for a payment of $0.5 million. We previously had recorded a contingent liability of $1.2 million based on the estimated weighted probability of the outcome.
Purchase Commitments
At December 31, 2012, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.8 million and outstanding commitments for the purchase of capital equipment of $11.8 million, which includes $5.1 million of open capital equipment purchase commitments related to the Blue Ortho license agreement. Purchases under our distribution agreements were $9.8 million during the year ended December 31, 2012.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2012, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.

10.	PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Our total contributions to this plan during December 31, 2012, 2011 and 2010 were $992,000, $917,000 and $736,000, respectively.

11.	SHAREHOLDERS’ EQUITY
Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	2012			2011			2010
	Income (Numera tor)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numera tor)	Shares (Denominator)	Per Share
Net income	$12,741			$8,826			$10,465
Basic EPS:
Net income available to common shareholders	$12,741	13,232	$0.96	$8,826	13,098	$0.67	$10,465	12,897	$0.81
Effect of dilutive securities:
Stock options		85			114			194
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$12,741	13,317	$0.96	$8,826	13,212	$0.67	$10,465	13,091	$0.80

For the year ended December 31, 2012, weighted average options to purchase 753,022 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2011, weighted average options to purchase 776,409 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2010, weighted average options to purchase 451,553 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2011 Annual Meeting of Shareholders, held on June 9, 2011, our shareholders approved an amendment to the 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of December 31, 2012, there were 732,133 total remaining shares issuable under the 2009 Plan. During 2012, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of December 31, 2012, 2011 and 2010 and changes during the years then ended is presented below:

	2012		2011		2010
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,339,485	$16.41	1,379,256	$15.79	1,224,219	$14.58
Granted	289,200	16.33	74,700	18.93	328,167	17.25
Exercised	(120,111)	11.04	(67,254)	8.94	(157,218)	9.29
Forfeited or Expired	(215,281)	19.63	(47,217)	12.98	(15,912)	17.29
Outstanding - December 31	1,293,293	$—	1,339,485	$16.41	1,379,256	$15.79

Exercisable - December 31	872,228	$16.15	1,020,885	$16.19	935,919	$15.50

The following table summarizes additional stock option terms as of December 31, 2012:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value(in thousands)
Options outstanding	3.32	1,513
Options exercisable	2.36	1,334

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $0.6 million, and $1.3 million, respectively.
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

Years ended December 31,	2012	2011	2010
Options granted	289,200	74,700	328,167
Dividend yield	—	—	—
Expected life	7 years	6 years	6 years
Expected volatility	44%	42%	43%
Risk free interest rates	1.4%	2.6%	2.7%
Weighted average fair value per share of options granted	$7.56	$8.23	$7.53

During the years ended December 31, 2012, 2011 and 2010, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries. Options granted to non-employees typically vest ratably over a period of three to five years from the date of grant and expire in seven years or less from the date of grant, or upon termination of the agent or consultant's contract with us. At December 31, 2012, there were 23,000 of such options outstanding, of which, all 23,000 were exercisable.
The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was:

(in thousands)	2012	2011	2010

Employee stock compensation expense	$1,494	$1,404	$1,961
Non-employee stock compensation expense	—	2	28
	1,494	1,406	1,989
Income tax benefit	290	257	90
	$1,204	$1,149	$1,899

As of December 31, 2012, total unrecognized compensation cost related to nonvested awards was $3.2 million and is expected to be recognized over a weighted-average period of 1.57 years.
Restricted Stock Awards:
Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $60,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2012 is presented below:

Grant date	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Aggregate shares of restricted stock granted	4,715	4,303	4,645	4,410
Grant date fair value	$75,000	$70,000	$75,000	$75,000
Weighted average fair value per share	$15.89	$16.26	$16.14	$16.99

During March 2011, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $50,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2011 is presented below:

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

Grant date	December 1, 2009	February 26, 2010	May 28, 2010	August 31, 2010	November 30, 2010
Aggregate shares of restricted stock granted	4,192	1,716	2,564	3,065	2,494
Grant date fair value	$67,000	$33,000	$44,000	$44,000	$44,000
Weighted average fair value per share	$15.89	$19.39	$17.33	$14.51	17.82

All of the restricted stock awards in 2012, 2011 and 2010 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of December 31, 2012, 159,863 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Twelve Months Ended December 31,	2012	2011	2010
Shares purchased	40,262	41,780	37,189
Dividend yield	—	—	—
Expected life	1 year	1 year	1 year
Expected volatility	52%	40%	52%
Risk free interest rates	0.1%	0.3%	0.4%
Weighted average per share fair value	$4.29	$3.86	$4.50

12.	LEASE OBLIGATIONS
We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during July 2017.
Rent expense associated with operating leases was $1.9 million, $1.5 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2012 (in thousands):

Year Ended December 31,

2013	1,774
2014	1,119
2015	634
2016	348
2017	126
Thereafter	—
4,001

In addition we have entered into various capital leases for equipment that expire at various dates, between March 2016 and December 2017, and are included in property and equipment on the consolidated balance sheet for a gross value of $0.4 million and $0.3 million and accumulated amortization of $0.1 million and $33,000 as of

December 31, 2012 and 2011, respectively. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2012 (in thousands):

Year Ending December 31,

2013	134
2014	134
2015	122
2016	53
2017	4
Thereafter	—
Net minimum lease payments	447
Less: amount representing interest	22
Present value of minimum lease payments	425

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2012
Net sales	$58,628	$55,185	$51,270	$59,254	$224,337
Gross profit	40,532	37,985	35,878	41,211	155,606
Net income	3,285	3,023	2,553	3,880	12,741
Basic EPS	0.25	0.23	0.19	0.29	0.96
Diluted EPS	0.25	0.23	0.19	0.29	0.96

2011
Net sales	$53,369	$51,682	$47,278	$53,068	$205,397
Gross profit	36,649	35,144	32,380	36,377	140,550
Net income	2,971	2,722	1,311	1,822	8,826
Basic EPS	0.23	0.21	0.10	0.14	0.67
Diluted EPS	0.22	0.21	0.10	0.14	0.67

14.	SEGMENT INFORMATION
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

Total gross assets held outside the United States as of December 31, 2012, was $41.9 million. Included in these assets was $21.4 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year Ended December 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2012
Net sales	$81,387	$40,826	$24,463	$52,061	$25,600	$—	$224,337
Segment profit (loss)	9,909	2,726	370	11,055	(2,718)	(1,448)	19,894
Total assets, net	69,371	33,643	22,987	21,548	5,793	91,799	245,141
Capital expenditures	8,049	2,001	2,118	5,146	528	4,522	22,364
Depreciation and Amortization	6,577	2,414	1,504	1,501	232	4,598	16,826
2011
Net sales	$80,088	$33,688	$24,341	$39,923	$27,357	$—	$205,397
Segment profit (loss)	9,481	218	674	5,584	(2,133)	(514)	13,310
Total assets, net	57,064	34,599	21,386	16,930	6,658	95,975	232,612
Capital expenditures	8,851	4,420	1,879	3,157	1,792	4,760	24,859
Depreciation and Amortization	5,526	2,268	1,330	1,132	442	5,418	16,116
2010
Net sales	$76,509	$28,710	$27,987	$30,033	$27,244	$—	$190,483
Segment profit (loss)	10,340	1,375	2,602	7,359	(3,274)	(181)	18,221
Total assets, net	67,273	26,423	17,605	13,564	9,418	85,710	219,993
Capital expenditures	14,382	3,353	216	2,178	1,018	6,102	27,249
Depreciation and Amortization	4,559	1,862	606	774	322	4,111	12,234

Geographic distribution of our sales is summarized in the following table (in thousands):

Twelve Months Ended December 31,	2012	2011	2010	2012-2011% Inc/Decr	2011-2010% Inc/Decr
Domestic sales	$145,593	$133,028	$132,009	9.4	0.8
International sales	78,744	72,369	58,474	8.8	23.8
Total sales	$224,337	$205,397	$190,483	9.2	7.8

15. SUBSEQUENT EVENTS
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended certain expired Code provisions, including the tax credit for research and experimentation expenses, or R&D Credit. The R&D Credit was extended retroactive to January 1, 2012 through the end of 2013. The 2012 R&D Credit will be recognized in its entirety in the first quarter of 2013 in accordance with the date of enactment, and is expected to reduce the 2013 annual effective tax rate by 2% to 3%.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Management's Report on Internal Control Over Financial Reporting
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
As of December 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Our independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, and has issued an attestation report on our internal control over financial reporting, which follows.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited Exactech, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Company listed in Item 15(e) and our report dated March 6, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Charlotte, North Carolina
March 6, 2013

ITEM 9B.     OTHER INFORMATION
None.

PART II.	OTHER INFORMATION

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders is incorporated herein by reference.
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
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)     Financial Statements
The financial statements filed as part of this report are listed under Item 8.
(b)     Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended(1)(2)
3.2	Registrant's Bylaws(5)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)
3.4	Forms of Articles of Amendment to Articles of Incorporation(8)
4.1	Specimen Common Stock Certificate(1)
4.2	Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.7	Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.8	Common Stock Purchase Rights Agreement(3)
10.1
Revolving Credit and Term Loan Agreement, dated February 24, 2012, by and among Exactech, Inc., the lenders from time to time party thereto, HSBC Bank, as Documentation Agent, Compass Bank, as Syndication Agent, and SunTrust Bank, as Administrative Agent. (17)

10.2	Subsidiary Guaranty Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (17)
10.3	Security Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent. (17)
10.4	Equity Pledge Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and in favor of SunTrust Bank, as administrative agent. (17)
10.7	Amendment to employment agreement between the Company and R. William Petty, M.D. (7)*
10.8	Amendment to employment agreement between the Company and Gary J. Miller, Ph.D. (13)*
10.9	Description of oral consulting agreement between the Company and Dr. Albert Burstein (13)
10.20	Deferred Prosecution Agreement, dated December 7, 2010, between Exactech, Inc. and the United States Attorney's Office for the District of New Jersey. (14)
10.21
Settlement Agreement, dated December 7, 2010, between Exactech, Inc. and with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services. (14)

10.22	Corporate Integrity Agreement, dated December 7, 2010, between Exactech, Inc. and the Office of Inspector General of the Department of Health and Human Services. (14)
10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery(1)
10.71	Exactech, Inc. 2009 Executive Incentive Compensation Plan(11) *
10.72	Exactech, Inc. 2009 Employee Stock Purchase Plan (12)*
10.73	Amendment to Exactech, Inc. 2009 Executive Incentive Compensation Plan (15)*
10.79	Form of Registration Rights Agreement, by and among the Company and the Stockholders party thereto.(6)
10.87	Employment Agreement between the Company and William Petty, M.D.(9)*.
10.88	Employment Agreement between the Company and David Petty (10)*.
10.89	Employment Agreement between the Company and Betty Petty (10)*.
10.90	Change of Control Plan (10)

10.93	Third amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D. (16)*
14.1	Code of Business Conduct and Ethics(4)
21.1	Subsidiaries of the Company
23.1	Independent Auditors' Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.
*    Compensation plan or arrangement

(1)	Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference to Exhibit 4.1 to the Company 's Registration Statement on Form 8-A, filed with the SEC on December 19, 2003.

(4)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 21, 2005.

(5)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2010.

(6)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 2007.

(7)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 19, 2007.

(8)	Incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-3 (File No. 333-150055) on April 2, 2008.

(9)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2008.

(10)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008.

(11)	Incorporated by reference to Exhibit A filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.

(12)	Incorporated by reference to Exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009.

(13)	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2010.
(14) Incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 2010.

(15)	Incorporated by reference to exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011.
(16) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 6, 2011.

(17)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Company's Current Report on Form 8-K, filed with the SEC on February 28, 2012.

(e)	Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)		Balance at End of Year
Allowance for doubtful accounts
2010	669	668	(27)		1,310
2011	1,310	431	(34)		1,707
2012	1,707	(494)	(248)		965

Allowance for sales returns
2010	166	1,303	(28)		1,441
2011	1,441	188	(150)		1,479
2012	1,479	159	(1,591)		47

Inventory Allowance
2010	5,714	804	670	(1)	7,188
2011	7,188	570	—		7,758
2012	7,758	915	—		8,673

(1) Includes balances of allowance accounts acquired in our acquisition during 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 6, 2013		EXACTECH, INC.
	By:	/s/ William Petty
William Petty Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2013	By:	/s/ William Petty
William Petty Chief Executive Officer (principal executive officer) and Chairman of the Board
March 6, 2013	By:	/s/ David Petty
David Petty President and Director
March 6, 2013	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)
March 6, 2013	By:	/s/ Albert H. Burstein
Albert H. Burstein Director
March 6, 2013	By:	/s/ William B. Locander
William B. Locander Director
March 6, 2013	By:	/s/ James G. Binch
James G. Binch Director
March 6, 2013	By:	/s/ Richard C. Smith
Richard C. Smith Director
March 6, 2013	By:	/s/ Fern S. Watts
Fern S. Watts Director