Form 10-Q
period 2013-03-31
EXACTECH INC
filed 2013-05-06
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock, $.01 par value	13,421,300

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,402	$5,838
Accounts receivable, net of allowances of $1,123 and $1,012	50,641	48,073
Prepaid expenses and other assets, net	2,968	2,877
Income taxes receivable	535	502
Inventories – current	71,688	70,699
Deferred tax assets – current	2,324	2,229
Total current assets	132,558	130,218
PROPERTY AND EQUIPMENT:
Land	2,208	2,211
Machinery and equipment	33,466	33,158
Surgical instruments	88,399	85,115
Furniture and fixtures	3,853	3,858
Facilities	18,000	18,033
Projects in process	1,249	643
Total property and equipment	147,175	143,018
Accumulated depreciation	(65,194)	(61,586)
Net property and equipment	81,981	81,432
OTHER ASSETS:
Deferred financing and deposits, net	829	866
Non-current inventories	7,615	5,410
Product licenses and designs, net	10,461	10,534
Patents and trademarks, net	2,143	2,217
Customer relationships, net	985	1,108
Goodwill	13,250	13,356
Total other assets	35,283	33,491
TOTAL ASSETS	$249,822	$245,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,307	$14,773
Income taxes payable	1,162	2,188
Accrued expenses and other liabilities	8,137	11,726
Other current liabilities	250	250
Current portion of long-term debt	3,000	2,625
Total current liabilities	32,856	31,562
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,181	3,186
Line of credit	12,355	12,197
Long-term debt, net of current portion	25,500	26,250
Other long-term liabilities	980	1,049
Total long-term liabilities	42,016	42,682
Total liabilities	74,872	74,244
SHAREHOLDERS’ EQUITY:
Common stock	134	133
Additional paid-in capital	65,777	63,918
Accumulated other comprehensive loss	(6,461)	(4,797)
Retained earnings	115,500	111,643
Total shareholders’ equity	174,950	170,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$249,822	$245,141
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012
NET SALES	$59,301	$58,628
COST OF GOODS SOLD	18,590	18,096
Gross profit	40,711	40,532
OPERATING EXPENSES:
Sales and marketing	21,524	21,820
General and administrative	5,096	5,648
Research and development	3,850	4,104
Depreciation and amortization	4,175	3,792
Total operating expenses	34,645	35,364
INCOME FROM OPERATIONS	6,066	5,168
OTHER INCOME (EXPENSE):
Interest income	1	—
Other income	29	17
Interest expense	(283)	(452)
Foreign currency (loss) gain, net	(462)	223
Total other income (expense)	(715)	(212)
INCOME BEFORE INCOME TAXES	5,351	4,956
PROVISION FOR INCOME TAXES	1,494	1,671
NET INCOME	$3,857	$3,285
BASIC EARNINGS PER SHARE	$0.29	$0.25
DILUTED EARNINGS PER SHARE	$0.29	$0.25
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012
Net Income	$3,857	$3,285
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	19	9
Change in currency translation	(1,683)	810
Other comprehensive income (loss), net of tax	(1,664)	819
Comprehensive income	$2,193	$4,104
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$3,857	$3,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	111	243
Inventory allowance	955	605
Depreciation and amortization	4,535	4,217
Restricted common stock issued for services	86	75
Compensation cost of stock awards	592	551
Loss on disposal of equipment	118	54
Foreign currency exchange loss (gain)	462	(223)
Deferred income taxes	(101)	425
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,516)	(7,813)
Prepaids and other assets	(80)	138
Inventories	(4,752)	(2,220)
Accounts payable	5,276	3,726
Income taxes receivable/payable	(1,081)	(2,609)
Accrued expense & other liabilities	(3,904)	630
Net cash provided by operating activities	2,558	1,084
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,482)	(4,469)
Purchase of product licenses and designs	(284)	(436)
Net cash used in investing activities	(4,766)	(4,905)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	158	(22,900)
Principal payments on debt	(375)	(4,156)
Proceeds on term loan	—	30,000
Payments on capital leases	(21)	(15)
Debt issuance costs	(15)	(563)
Proceeds from issuance of common stock	1,182	190
Net cash provided by financing activities	929	2,556
Effect of foreign currency translation on cash and cash equivalents	(157)	74
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,436)	(1,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,838	4,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,402	$3,472
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$249	$240
Income taxes	1,952	3,850
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	19	9
Estimated sales and use tax liability	—	16
Capitalized lease additions	6	51
Purchase of equipment, payable	691	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries, which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2012 of Exactech, Inc. (the “Company” or “Exactech”), as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S. are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to require additional disclosure relating to the reclassification of items out of accumulated other comprehensive income. The amendment will not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance requires an entity to present reclassifications from accumulated other comprehensive loss to net income either on the face of the statements or in the notes to the consolidated financial statements. The amendment will not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of this updated authoritative guidance did not have an impact on our Condensed Consolidated Financial Statements.
In March 2013, the FASB amended its guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The update also provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The standards update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this updated authoritative guidance is not expected to have a significant impact on our Condensed Consolidated Financial Statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at 3/31/2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$669	$—	$669	$—

The fair value of our interest rate swap agreements are based on dealer quotes, and are recorded as accumulated other comprehensive loss in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and, for the period ended March 31, 2013, we have determined the interest rate swaps to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended March 31, 2013:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2012	$3,759	$643	$7,553	$441	$960	$13,356
Foreign currency translation effects	(48)	(18)	—	(12)	(28)	(106)
Balance as of March 31, 2013	$3,711	$625	$7,553	$429	$932	$13,250

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2012 indicated no impairment to goodwill.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at March 31, 2013 and December 31, 2012:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2013
Product licenses and designs	$15,538	$5,077	$10,461	10.1
Patents and trademarks	4,689	2,546	2,143	14.2
Customer relationships	3,084	2,099	985	6.9

Balance at December 31, 2012
Product licenses and designs	$15,259	$4,725	$10,534	10.1
Patents and trademarks	4,689	2,472	2,217	13.9
Customer relationships	3,117	2,009	1,108	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the Condensed Consolidated Statements of Income:

(in thousands)	Three Months Ended March 31,
	2013	2012
Foreign currency transactions (loss) gain	$(462)	$223

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the Condensed Consolidated Statements of Income.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the three months ended March 31, 2013, translation losses were $1.7 million, which were primarily due to the weakening of the JPY, EUR and GBP. During the three months ended March 31, 2012, translation gains were $0.8 million, which were a result of the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2013; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)
2013 Adjustments	19	(1,683)	(1,664)
Balance March 31, 2013	$(402)	$(6,059)	$(6,461)

We do not enter into or hold derivative instruments for trading or speculative purposes. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreements is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We do not expect the change in fair value of our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.

6.	INVENTORIES
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2013 and 2012 were $1.0 million and $0.6 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Raw materials	$18,076	$16,527
Work in process	1,621	1,490
Finished goods on hand	25,985	23,025
Finished goods on loan/consignment	33,621	35,067
Inventory total	79,303	76,109
Non-current inventories	7,615	5,410
Inventories, current	$71,688	$70,699

7.	INCOME TAX
At December 31, 2012, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.6 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2012; however, a valuation allowance of $5.7 million was charged against this deferred tax asset assuming these losses will not be fully realized. At March 31, 2013, these loss carry forwards totaled $35.3 million, and the deferred tax asset associated with these losses was $9.1 million with a valuation allowance of $5.9 million charged against this deferred tax asset assuming these losses will not be fully realized.
We are subject to examination of our income tax returns in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of March 31, 2013, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which was recorded during the quarter ended March 31, 2013.

8.	DEBT
Debt consisted of the following at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (1.95% as of 3/31/2013).	28,500	28,875
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.95% as of 3/31/2013), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	12,355	12,197
Total debt	40,855	41,072
Less current portion	(3,000)	(2,625)
	$37,855	$38,447

The following is a schedule of future debt maturities as of March 31, 2013, for the years ended December 31 (in thousands):

2013	$2,250
2014	3,000
2015	3,000
2016	3,000
2017	29,605
Thereafter	—
$40,855

On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a swingline note for $5.0 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million. Proceeds from the Credit Agreement were used to pay all amounts outstanding under our previous line of credit and other loan balances outstanding as of the closing date.
Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The Credit Agreement expires on February 24, 2017.

The $30.0 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The Credit Agreement requires that, within one-year after entering into the Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. On May 15, 2012, pursuant to the terms of the Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap becomes effective on September 30, 2013, matures on February 28, 2017, and fixes the variable interest rate at 1.465% for the $27.0 million of the term loan balance that will be outstanding on the effective date. All long-term debt instruments that were outstanding as of December 31, 2011, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the Credit Agreement.
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the New Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of March 31, 2013, we are in compliance with all financial covenants.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2013 and December 31, 2012, we had $75,000 and $95,000 accrued, respectively for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

Purchase Commitments
At March 31, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.9 million and outstanding commitments for the purchase of capital equipment of $8.7 million. Purchases under our distribution agreements were $2.1 million during the three months ended March 31, 2013.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2013, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Total gross assets held outside the United States as of March 31, 2013, was $46.8 million. Included in these assets was $20.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$20,502	$10,440	$6,057	$15,683	$6,619	$—	$59,301
Segment profit (loss)	1,910	844	194	3,729	(611)	(715)	5,351
Total assets, net	69,604	34,679	25,725	22,681	4,154	92,979	249,822
Capital expenditures	3,199	552	32	434	127	1,119	5,463
Depreciation and Amortization	1,894	676	337	428	116	1,084	4,535
2012
Net sales	$21,456	$10,954	$6,161	$12,977	$7,080	$—	$58,628
Segment profit (loss)	2,520	829	(194)	2,981	(968)	(212)	4,956
Total assets, net	66,569	30,166	21,552	18,007	7,322	99,059	242,675
Capital expenditures	1,752	563	218	1,013	162	1,264	4,972
Depreciation and Amortization	1,706	641	347	348	145	1,030	4,217

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended March 31,	2013	2012	% Inc/Decr
Domestic sales	$38,965	$36,773	6.0
International sales	20,336	21,855	(7.0)
Total sales	$59,301	$58,628	1.1

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	March 31, 2013			March 31, 2012
Net income	$3,857			$3,285
Basic EPS:
Net income available to common shareholders	$3,857	13,355	$0.29	$3,285	13,156	$0.25
Effect of dilutive securities:
Stock options		168			103
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,857	13,523	$0.29	$3,285	13,259	$0.25

For the three months ended March 31, 2013, weighted average options to purchase 605,228 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2012, weighted average options to purchase 783,544 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Stockholders’ Equity:
The following is a summary of the changes in stockholders’ equity for the three months ended March 31, 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897
Net income	—	—	—	3,857	—	3,857
Other comprehensive income (loss), net of tax	—	—	—	—	(1,664)	(1,664)
Exercise of stock options	71	—	1,019	—	—	1,019
Issuance of restricted common stock for services	5	—	86	—	—	86
Issuance of common stock under Employee Stock Purchase Plan	12	1	162	—	—	163
Compensation cost of stock options	—	—	592	—	—	592
Balance March 31, 2013	13,419	$134	$65,777	$115,500	$(6,461)	$174,950

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended at our 2011 Annual Meeting of Shareholders, held on June 9, 2011, to increase the maximum number of shares issuable under the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 plus any remaining shares issuable under our previous plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2013, there were 487,722 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost that has been charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $592,000 and $551,000 and income tax benefit of $135,000 and $119,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized compensation cost related to unvested awards was $1.5 million and is expected to be recognized over a weighted-average period of 2.56 years.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2013 and changes during the year to date is presented below:

	2013
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,293,293	$16.35
Granted	241,000	18.55
Exercised	(70,918)	14.39		279
Forfeited or Expired	(1,274)	16.74
Outstanding - March 31	1,462,101	$16.81	3.79	$5,766
Exercisable - March 31	963,948	$16.43	2.52	$4,195

Weighted average fair value per share of options granted during the period		$8.50

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options for 241,000 and 289,200 shares of common stock were granted during the three months ended March 31, 2013 and 2012, respectively.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $69,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2013 is presented below:

Grant date	February 28, 2013
Aggregate shares of restricted stock granted	4,685
Grant date fair value	$86,000
Weighted average fair value per share	$18.41

During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consisted of the grant of stock awards with an aggregate market value of $60,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2012 is presented below:

Grant date	February 29, 2012
Aggregate shares of restricted stock granted	4,715
Grant date fair value	$75,000
Weighted average fair value per share	$15.89

All of the restricted stock awards in 2013 and 2012 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk of, or provision for, forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of March 31, 2013, 148,499 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three Months Ended March 31,	2013	2012
Shares purchased	11,364	11,396
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	33%	52%
Risk free interest rates	0.2%	0.1%
Weighted average per share fair value	$3.60	$4.22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. Our continuing research and development projects will enable us to continue the introduction of new, advanced biologic materials, joint replacement product line extensions and other products and services.
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
In marketing our products, we use a combination of traditional targeted media marketing together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are important decision makers when it comes to the choice of products and services that best meet the needs of their patients, our marketing strategy is focused on meeting the needs of the orthopaedic surgeon community. In addition to surgeon’s preference, hospitals and buying groups, as the economic customers, are actively participating with physicians in the choice of implants and services.
Overview of the Three Months Ended March 31, 2013
During the quarter ended March 31, 2013, sales increased 1% to $59.3 million from $58.6 million in the comparable quarter ended March 31, 2012, as a result of a 6% growth in our domestic sales, partially offset by a reduction in our international sales. Gross margins remained flat at 69%. Operating expenses decreased 2% from the quarter ended March 31, 2012, and as a percentage of sales, operating expenses decreased to 58% during the first quarter of 2013 as compared to 60% for the same quarter in 2012. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage operating costs. Net income for the quarter ended March 31, 2013 increased 17%, and diluted earnings per share were $0.29 as compared to $0.25 last year, which was primarily a result of our cost reduction efforts.
During the three months ended March 31, 2013, we acquired $5.2 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $2.6 million for the three months ended March 31, 2013 as compared to a net cash flow from operations of $1.1 million during the three months ended March 31, 2012.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines for the three month periods ended March 31, 2013 and March 31, 2012:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	March 31, 2013		March 31, 2012		2013- 2012	Constant Currency
Knee	$20,502	34.6%	$21,456	36.6%	(4.4)%	(3.5)%
Hip	10,440	17.6	10,954	18.7	(4.7)	(3.1)
Biologics and Spine	6,057	10.2	6,161	10.5	(1.7)	(1.8)
Extremity	15,683	26.4	12,977	22.1	20.9	20.8
Other	6,619	11.2	7,080	12.1	(6.5)	(6.2)
Total	$59,301	100.0%	$58,628	100.0%	1.1%	1.8%

The following table includes items from the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended March 31,		2013 – 2012 Inc (decr)		% of Sales
	2013	2012	$	%	2013	2012
Net sales	$59,301	$58,628	673	1.1	100.0%	100.0%
Cost of goods sold	18,590	18,096	494	2.7	31.3	30.9
Gross profit	40,711	40,532	179	0.4	68.7	69.1
Operating expenses:
Sales and marketing	21,524	21,820	(296)	(1.4)	36.3	37.2
General and administrative	5,096	5,648	(552)	(9.8)	8.6	9.6
Research and development	3,850	4,104	(254)	(6.2)	6.5	7.0
Depreciation and amortization	4,175	3,792	383	10.1	7.1	6.5
Total operating expenses	34,645	35,364	(719)	(2.0)	58.5	60.3
Income from operations	6,066	5,168	898	17.4	10.2	8.8
Other income (expense), net	(715)	(212)	(503)	237.3	(1.2)	(0.4)
Income before taxes	5,351	4,956	395	8.0	9.0	8.4
Provision for income taxes	1,494	1,671	(177)	(10.6)	2.5	2.8
Net income	$3,857	$3,285	572	17.4	6.5	5.6
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Sales
For the quarter ended March 31, 2013, sales increased 1% to $59.3 million from $58.6 million in the quarter ended March 31, 2012, as a result of domestic sales growth that was partially offset by currency deterioration and pricing pressures internationally. Sales of knee implant products decreased 4% to $20.5 million for the quarter ended March 31, 2013 compared to $21.5 million for the quarter ended March 31, 2012, as we experienced a slowdown of international sales from Latin America, as well as government mandated price reductions in Japan. Sales of our extremity products were up 21% to $15.7 million as compared to $13.0 million for the same period in 2012, as we see continued interest in our Equinoxe® reverse shoulder system. Hip implant sales of $10.4 million during the quarter ended March 31, 2013 decreased 5% from the $11.0 million in sales during the quarter ended March 31, 2012, as a result of the price reductions in Japan and other international markets as well as a flat U.S. market. Sales from biologics and spine decreased 2% during the quarter ended March 31, 2013 to $6.1 million, from $6.2 million in the comparable quarter in 2012, primarily as a result of pricing pressure in our biologics revenues. Sales of all other products decreased to $6.6 million as compared to $7.1 million in the same quarter last year, primarily as a result of reduced instrumentation sales to international stocking distributors. Domestically, sales increased 6% to $39.0 million, or 66% of total sales, during the quarter ended March 31, 2013, up from $36.8 million, which represented 63% of total sales, in the comparable quarter last year. Internationally, sales decreased 7% to $20.3 million, representing 34% of total sales, for the quarter ended March 31, 2013, as compared to $21.9 million, which was 37% of total sales, for the same quarter in 2012. On a constant currency basis, international sales decreased approximately 5% during the quarter ended March 31, 2013, compared to the same quarter in 2012.
Gross Profit
Gross profit increased to $40.7 million in the quarter ended March 31, 2013 from $40.5 million in the quarter ended March 31, 2012. As a percentage of sales, gross profit remained flat at 69% during each of the quarters ended March 31, 2013 and 2012, as a result of our domestic sales growth, which generally carries higher margins, offset by our lower international sales. Looking forward to the remainder of the fiscal year, we expect gross profit, as a percentage of sales, to be lower by 1.0 to 1.5% compared to prior year quarters on a comparative quarter basis due to the impact of the medical device tax enacted as part of the health care legislation signed into law in 2010 and pricing pressure.
Operating Expenses
Total operating expenses decreased 2% to $34.6 million in the quarter ended March 31, 2013 from $35.4 million in the quarter ended March 31, 2012, due to a reduction in overall operating expenses. As a percentage of sales, total operating expenses decreased to 58% for the quarter ended March 31, 2013, as compared to 60% for the quarter ended March 31, 2012. The decrease in operating expenses, as a percentage of sales, is primarily due to our continued efforts to reduce costs.
Sales and marketing expenses, the largest component of total operating expenses, decreased 1% for the quarter ended March 31, 2013 to $21.5 million from $21.8 million in the same quarter last year. The decrease was primarily related to reduced variable selling costs as a result of our focus on cost management, and from our lower sales growth. Sales and marketing expenses, as a percentage of sales decreased to 36% for the quarter ended March 31, 2013, from 37% for the quarter ended March 31, 2012. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for the remainder of 2013.
General and administrative expenses decreased to $5.1 million in the quarter ended March 31, 2013 from $5.6 million in the same quarter in 2012, as we reduced compliance expenses related to the expiration of the DPA from $0.6 million in the first quarter of 2012 to $0.4 million in the first quarter of 2013. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended March 31, 2013, as compared to 10% in the quarter ended March 31, 2012. General and administrative expenses for the balance of the year ending December 31, 2013 are expected to be in the range of 9% to 10% of sales.
Research and development expenses decreased 6% for the quarter ended March 31, 2013 to $3.9 million from $4.1 million in the same quarter last year. As a percentage of sales, research and development expenses decreased to 6% for the quarter ended March 31, 2013 from 7% for the comparable quarter last year. The decrease was due primarily to lower clinical studies activities during the quarter. We anticipate growth in research and development expenditures, as a percent of sales, to outpace sales growth for the balance of 2013 as increases in product development activities, with total research and development expenses ranging from 7% to 8% of sales.
Depreciation and amortization increased 10% to $4.2 million for the quarter ended March 31, 2013 from $3.8 million during the same quarter in 2012. As a percentage of sales, depreciation and amortization increased to 7% during the quarter ended March 31, 2013 from 6% during the quarter ended March 31, 2012. We placed $4.2 million of surgical instrumentation in service and spent approximately $0.3 million for product licenses and designs during the first three months of 2013.
Income from Operations
Our income from operations increased 17% to $6.1 million, or 10% of sales in the quarter ended March 31, 2013 from $5.2 million, or 9% of sales in the quarter ended March 31, 2012. The increase in our income from operations was a result of our continued efforts to reduce our overall expenses and leverage our existing cost structures. Looking forward, we expect operating expenses for the year to increase slower than sales growth and, therefore, we anticipate income from operations to be in the range of 8% to 10% of sales for the remainder of 2013.

Other Income and Expenses
We had other expenses, net of other income, of $0.7 million during the quarter ended March 31, 2013, as compared to other expenses, net of other income, of $0.2 million in the quarter ended March 31, 2012, due to foreign currency transaction losses of $0.5 million, compared to foreign currency transaction gains of $0.2 million for the same quarter of 2012. Currency losses were partially offset by a decrease in net interest expense to $0.3 million for the quarter ended March 31, 2013 compared to $0.5 million for the quarter ended March 31, 2012.
Taxes and Net Income
Income before provision for income taxes increased 8% to $5.4 million in the quarter ended March 31, 2013 from $5.0 million in the quarter ended March 31, 2012. The effective tax rate, as a percentage of income before taxes, was 28% for the quarter ended March 31, 2013 as compared to 34% for the quarter ended March 31, 2012. The decrease in the effective tax rate for the first quarter of 2013 was primarily due to the retroactive renewal of the 2012 research and development tax credit that was enacted on January 2, 2013, and as such, the entire credit of $0.6 million was recognized in the first quarter of 2013. As a result of the foregoing, we realized net income of $3.9 million in the quarter ended March 31, 2013, an increase of 17% from $3.3 million in the quarter ended March 31, 2012. As a percentage of sales, net income increased to 7% for the quarter ended March 31, 2013 from 6% for the quarter ended March 31, 2012. Earnings per share, on a diluted basis, increased to $0.29 for quarter ended March 31, 2013, from $0.25 for the quarter ended March 31, 2012. We expect our effective tax rates to range from 32% to 34% for the remainder of 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At March 31, 2013, we had working capital of $99.7 million, an increase of 1% from $98.7 million at the end of 2012. Working capital in 2013 increased primarily as a result of an increase in our accounts receivable and current inventory balance, and was partially offset by increases in our accounts payable. Inventory and surgical instrumentation increases were impacted by the $0.4 million paid for the medical device excise tax. We project that cash flows from operating activities, borrowing under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional issuance of equity or convertible debt.
Operating Activities – Operating activities provided net cash of $2.6 million in the three months ended March 31, 2013, as compared to net cash from operations of $1.1 million during the three months ended March 31, 2012. A primary contributor to this change related to the reduction in accounts receivable increases, which used cash of $3.5 million for the three months ended March 31, 2013, in contrast to using net cash $7.8 million for the three months ended March 31, 2012. A major contributor to the collection effort is our sales distribution office in Spain, which experienced an improvement in collections of accounts receivable aged six months or older. Our allowance for doubtful accounts and sales returns increased to $1.1 million at March 31, 2013 from $1.0 million at December 31, 2012, principally as a result of the slow aging increase of the accounts receivable at our sales distribution office in Spain. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 74 for the three months ended March 31, 2013, down from a ratio of 78 for the three months ended March 31, 2012. As we continue to expand our operations internationally, our DSO ratio could increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $4.8 million during the first three months ended March 31, 2013, compared to an increase of $2.2 million during the same period ended March 31, 2012, as a result of our product line and market expansions.
Investing Activities - Investing activities were relatively flat, and used net cash of $4.8 million in the three months ended March 31, 2013, as compared to $4.9 million in the three months ended March 31, 2012. Our cash outlays for surgical instrumentation and manufacturing equipment were $4.5 million, and $0.3 million for purchases of product licenses during the three month period ended March 31, 2013, as compared to cash outlays of $4.5 million for purchases of surgical instrumentation and manufacturing equipment, and $0.4 million for purchases of product licenses during the same period of 2012.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2013, we had paid approximately $2.1 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities provided net cash of $0.9 million in the three months ended March 31, 2013, as compared to $2.6 million in net cash provided for the three months ended March 31, 2012. In the first three months of 2013, we had net debt repayments of $0.2 million as compared to net borrowings of $2.9 million in the first three months of 2012. Proceeds from the exercise of stock options provided cash of $1.2 million in the three months ended March 31, 2013, as compared to $0.2 million in the three months ended March 31, 2012, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30 million term loan facility and revolving credit line in an aggregate principal amount of up to $70 million, of which, a portion is a swingline note for $5 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5 million. Proceeds from the Credit Agreement were used to pay all amounts outstanding under our previous line of credit and other loan balances outstanding as of the closing date.
Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus one percent (1.00%) per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The Credit Agreement has a five year term expiring on February 24, 2017.
The $30 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. The Credit Agreement requires that, within one-year after entering into the Credit Agreement (or such later date as agreed to by the Administrative Agent), we fix or limit our interest exposure to at least fifty percent (50%) of the term loan pursuant to one or more hedging arrangements reasonably satisfactory to the Administrative Agent. On May 15, 2012, pursuant to the terms of the Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap is effective beginning on September 30, 2013 and matures February 28, 2017, and fixes the variable interest rate at 1.465% of $27 million the term loan that will be outstanding on the effective date. All long-term debt instruments outstanding, including our previous line of credit, our commercial construction loan and commercial real estate loan, have been repaid and terminated using proceeds from the Credit Agreement.
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. We were in compliance with such covenants at March 31, 2013.
Other Commitments and Contingencies
At March 31, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.9 million and outstanding commitments for the purchase of capital equipment of $8.7 million. Purchases under our distribution agreements were $2.1 million during the three months ended March 31, 2013.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our 2012 annual report on Form 10-K and each quarterly report on Form 10-Q we have filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.3 million for the remainder of 2013.
At March 31, 2013, we had two interest-rate swap agreements outstanding that convert variable-rate interest to fixed-rate interest based on one-month and three-month LIBOR. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swaps. We believe that the amounts presented approximate the financial instruments’ respective fair market value as of March 31, 2013, and the weighted average interest rates are those experienced during the quarter ended March 31, 2013:

(in thousands, except percentages)	2013	2014	2015	2016	Thereafter	Total
Liabilities
Term loan at variable interest rate	$2,250	$3,000	$3,000	$3,000	$17,250	$28,500
Weighted average interest rate	2.0%
Line of credit at variable interest rate	—	—	—	—	12,355	12,355
Weighted average interest rate	2.0%

Interest Rate Swaps
Notional amount			4,000		27,000
Fixed rate interest			6.6%		1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the three months ended March 31, 2013, translation losses were $1.7 million, which were primarily due to the weakening of the JPY, GBP and EUR. During the three months ended March 31, 2012, translation gains were $0.8 million.
The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction losses of $0.5 million for the three months ended March 31, 2013 and currency transaction gains of $0.2 million during the same period in 2012, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At March 31, 2013 and December 31, 2012, we had $75,000 and $95,000 accrued, respectively for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
On March 8, 2012, upon the recommendation of our monitor and the agreement of the USAO, we successfully concluded the Deferred Prosecution Agreement, or DPA, with the United States Attorney’s Office for the District of New Jersey, or the USAO, which was entered into on December 7, 2010. We continue to comply with the five year Corporate Integrity Agreement, or CIA, with the Office of the Inspector General of the United States Department of Health and Human Services. Pursuant to a related Civil Settlement Agreement, or CSA, we settled civil and administrative claims relating to the matter for a payment of $3.0 million, without any admission by the Company. The foregoing agreements resolve the investigation commenced by the USAO in December 2007 into our consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States. As set forth in the DPA, the USAO specifically acknowledged that it did not allege that our conduct adversely affected patient health or patient care. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
Item 1A. Risk Factors
Information about risk factors for the three months ended March 31, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Exactech, Inc.

Date:	May 3, 2013	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer) and Chairman of the Board

Date:	May 3, 2013	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer