Form 10-Q
period 2013-06-30
EXACTECH INC
filed 2013-07-31
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock, $.01 par value	13,489,197

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,689	$5,838
Accounts receivable, net of allowances of $1,098 and $1,012	54,918	48,073
Prepaid expenses and other assets, net	3,026	2,877
Income taxes receivable	1,132	502
Inventories – current	71,856	70,699
Deferred tax assets – current	2,348	2,229
Total current assets	138,969	130,218
PROPERTY AND EQUIPMENT:
Land	2,210	2,211
Machinery and equipment	34,471	33,158
Surgical instruments	92,237	85,115
Furniture and fixtures	3,798	3,858
Facilities	18,018	18,033
Projects in process	424	643
Total property and equipment	151,158	143,018
Accumulated depreciation	(68,808)	(61,586)
Net property and equipment	82,350	81,432
OTHER ASSETS:
Deferred financing and deposits, net	903	866
Non-current inventories	9,341	5,410
Product licenses and designs, net	10,033	10,534
Patents and trademarks, net	2,107	2,217
Customer relationships, net	878	1,108
Goodwill	13,303	13,356
Total other assets	36,565	33,491
TOTAL ASSETS	$257,884	$245,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,321	$14,773
Income taxes payable	1,527	2,188
Accrued expenses and other liabilities	10,718	11,726
Other current liabilities	250	250
Current portion of long-term debt	3,000	2,625
Total current liabilities	31,816	31,562
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,938	3,186
Line of credit	17,314	12,197
Long-term debt, net of current portion	24,750	26,250
Other long-term liabilities	699	1,049
Total long-term liabilities	45,701	42,682
Total liabilities	77,517	74,244
SHAREHOLDERS’ EQUITY:
Common stock	135	133
Additional paid-in capital	66,959	63,918
Accumulated other comprehensive loss	(5,955)	(4,797)
Retained earnings	119,228	111,643
Total shareholders’ equity	180,367	170,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,884	$245,141
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
NET SALES	$60,559	$55,185	$119,860	$113,813
COST OF GOODS SOLD	19,075	17,200	37,665	35,296
Gross profit	41,484	37,985	82,195	78,517
OPERATING EXPENSES:
Sales and marketing	21,483	19,968	43,007	41,788
General and administrative	5,321	4,735	10,417	10,383
Research and development	4,605	4,160	8,455	8,264
Depreciation and amortization	3,854	3,813	8,029	7,605
Total operating expenses	35,263	32,676	69,908	68,040
INCOME FROM OPERATIONS	6,221	5,309	12,287	10,477
OTHER INCOME (EXPENSE):
Interest income	2	8	3	8
Other income	22	17	51	34
Interest expense	(288)	(382)	(571)	(834)
Foreign currency (loss) gain, net	(121)	(88)	(583)	135
Total other income (expense)	(385)	(445)	(1,100)	(657)
INCOME BEFORE INCOME TAXES	5,836	4,864	11,187	9,820
PROVISION FOR INCOME TAXES	2,108	1,841	3,602	3,512
NET INCOME	$3,728	$3,023	$7,585	$6,308
BASIC EARNINGS PER SHARE	$0.28	$0.23	$0.57	$0.48
DILUTED EARNINGS PER SHARE	$0.27	$0.23	$0.56	$0.48
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
Net Income	$3,728	$3,023	$7,585	$6,308
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	153	(207)	172	(198)
Change in currency translation	353	(2,498)	(1,330)	(1,688)
Other comprehensive income (loss), net of tax	506	(2,705)	(1,158)	(1,886)
Comprehensive income	$4,234	$318	$6,427	$4,422
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Month Periods Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$7,585	$6,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	86	(269)
Inventory allowance	1,650	1,082
Depreciation and amortization	8,763	8,451
Restricted common stock issued for services	172	145
Compensation cost of stock awards	913	854
Loss on disposal of equipment	436	324
Loss on disposal of trademarks and patents	—	113
Foreign currency option loss	—	49
Foreign currency exchange loss (gain)	583	(184)
Deferred income taxes	(368)	(17)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(7,583)	1,051
Prepaids and other assets	(210)	434
Inventories	(7,320)	(7,609)
Accounts payable	1,913	4,526
Income taxes receivable/payable	(1,450)	(2,211)
Accrued expense & other liabilities	(1,311)	1,807
Net cash provided by operating activities	3,859	14,854
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,441)	(10,113)
Proceeds from sale of property and equipment	1	—
Purchase of patents and trademarks	(40)	(664)
Purchase of product licenses and designs	(244)	—
Net cash used in investing activities	(9,724)	(10,777)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	5,117	(28,549)
Principal payments on debt	(1,125)	(4,530)
Proceeds on term loan	—	30,000
Payments on capital leases	(40)	(31)
Debt issuance costs	(15)	(575)
Proceeds from issuance of common stock	1,972	447
Net cash provided by (used in) financing activities	5,909	(3,238)
Effect of foreign currency translation on cash and cash equivalents	(193)	40
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149)	879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,838	4,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,689	$5,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$502	$626
Income taxes	4,604	5,664
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	172	(198)
Estimated sales and use tax liability	—	113
Capitalized lease additions	6	75
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2012 of Exactech, Inc., as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at 6/30/2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$412	$—	$412	$—

The fair values of our interest rate swap agreements are based on dealer quotes, and are recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and, for the period ended June 30, 2013, we have determined that the interest rate swaps were effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the period ended June 30, 2013:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2012	$3,759	$643	$7,553	$441	$960	$13,356
Foreign currency translation effects	(24)	(9)	—	(6)	(14)	(53)
Balance as of June 30, 2013	$3,735	$634	$7,553	$435	$946	$13,303

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2012 indicated no impairment to goodwill.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at June 30, 2013 and December 31, 2012:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2013
Product licenses and designs	$15,463	$5,430	$10,033	10.1
Patents and trademarks	4,729	2,622	2,107	14.0
Customer relationships	3,101	2,223	878	6.9

Balance at December 31, 2012
Product licenses and designs	$15,259	$4,725	$10,534	10.1
Patents and trademarks	4,689	2,472	2,217	13.9
Customer relationships	3,117	2,009	1,108	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the condensed consolidated statements of income:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency transactions (loss) gain	$(121)	$(39)	$(583)	$184
Forward currency option loss	—	(49)	—	(49)
Foreign currency (loss) gain, net	$(121)	$(88)	$(583)	$135

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Option – In May 2012, we entered into a forward currency hedging option instrument as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. For the six months ended June 30, 2012, we recorded a loss of $49,000 on the condensed consolidated statements of income related to the fair value of this instrument.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. Dollars (USD) and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2013, translation losses were $1.3 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the six months ended June 30, 2012, translation losses were $1.7 million, which were a result of the weakening of the EUR and JPY against the USD. We may experience translation gains and losses during the year ending December 31, 2013; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)
2013 Adjustments	172	(1,330)	(1,158)
Balance June 30, 2013	$(249)	$(5,706)	$(5,955)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and six months ended June 30, 2013 were $0.7 million and $1.7 million, respectively. Allowance charges for the three and six months ended June 30, 2012 were $0.5 million and $1.1 million, respectively. We also test our inventory levels for the amount of inventory that we expect to be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$20,159	$16,527
Work in process	1,362	1,490
Finished goods on hand	24,454	23,025
Finished goods on loan/consignment	35,222	35,067
Inventory total	81,197	76,109
Non-current inventories	9,341	5,410
Inventories, current	$71,856	$70,699

7.	INCOME TAX
At December 31, 2012, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.6 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2012; however, a valuation allowance of $5.7 million was charged against this deferred tax asset assuming these losses will not be fully realized. At June 30, 2013, these loss carry forwards totaled $35.8 million, and the deferred tax asset associated with these losses was $9.3 million with a valuation allowance of $6.0 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of June 30, 2013, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which we recorded during the quarter ended March 31, 2013.

8.	DEBT
Debt consisted of the following at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by one month LIBOR (1.69% as of 6/30/2013).	$27,750	$28,875
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.69% as of 6/30/2013), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	17,314	12,197
Total debt	45,064	41,072
Less current portion	(3,000)	(2,625)
	$42,064	$38,447

The following is a schedule of future debt maturities as of June 30, 2013, for the years ending December 31 (in thousands):

2013	$1,500
2014	3,000
2015	3,000
2016	3,000
2017	34,564
Thereafter	—
$45,064

On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a swingline note for $5.0 million. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of June 30, 2013, we are in compliance with all financial covenants.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2013 and December 31, 2012, we had $125,000 and $95,000 accrued, respectively for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments
At June 30, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.3 million and outstanding commitments for the purchase of capital equipment of $5.9 million. Purchases under our distribution agreements were $4.8 million during the six months ended June 30, 2013.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2013, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Total gross assets held outside the United States as of June 30, 2013, was $49.2 million. Included in these assets was $21.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$21,045	$10,582	$6,793	$16,282	$5,857	$—	$60,559
Segment profit (loss)	2,211	623	(200)	3,617	(30)	(385)	5,836
Total assets, net	67,733	35,647	27,481	24,209	4,965	97,849	257,884
Capital expenditures	1,692	512	621	915	54	473	4,267
Depreciation and Amortization	1,748	650	315	427	81	1,007	4,228
2012
Net sales	$21,002	$10,266	$5,927	$11,996	$5,994	$—	$55,185
Segment profit (loss)	2,842	421	732	2,310	(996)	(445)	4,864
Total assets, net	67,865	31,775	22,557	20,631	6,542	90,212	239,582
Capital expenditures	3,050	653	817	884	137	373	5,914
Depreciation and Amortization	1,729	650	297	373	150	1,035	4,234

Six Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$41,547	$21,022	$12,850	$31,965	$12,476	$—	$119,860
Segment profit (loss)	4,121	1,467	(6)	7,346	(641)	(1,100)	11,187
Total assets, net	67,733	35,647	27,481	24,209	4,965	97,849	257,884
Capital expenditures	4,891	1,064	653	1,349	181	1,592	9,730
Depreciation and Amortization	3,642	1,326	652	855	197	2,091	8,763
2012
Net sales	$42,458	$21,220	$12,088	$24,973	$13,074	$—	$113,813
Segment profit (loss)	5,362	1,250	538	5,291	(1,964)	(657)	9,820
Total assets, net	67,865	31,775	22,557	20,631	6,542	90,212	239,582
Capital expenditures	4,802	1,216	1,035	1,897	299	1,637	10,886
Depreciation and Amortization	3,435	1,291	644	721	295	2,065	8,451

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2013	2012	% Inc/Decr
Domestic sales	$39,853	$35,240	13.1
International sales	20,706	19,945	3.8
Total sales	$60,559	$55,185	9.7

Six Months Ended June 30,	2013	2012	% Inc/Decr
Domestic sales	$78,818	$72,013	9.4
International sales	41,042	41,800	(1.8)
Total sales	$119,860	$113,813	5.3

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	June 30, 2013			June 30, 2012
Net income	$3,728			$3,023
Basic EPS:
Net income available to common shareholders	$3,728	13,449	$0.28	$3,023	13,178	$0.23
Effect of dilutive securities:
Stock options		182			90
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,728	13,631	$0.27	$3,023	13,268	$0.23

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Six Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2013			June 30, 2012
Net income	$7,585			$6,308
Basic EPS:
Net income available to common shareholders	$7,585	13,403	$0.57	$6,308	13,167	$0.48
Effect of dilutive securities:
Stock options		184			97
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,585	13,587	$0.56	$6,308	13,264	$0.48

For the three months ended June 30, 2013, weighted average options to purchase 521,373 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2012, weighted average options to purchase 1,070,404 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the six months ended June 30, 2013, weighted average options to purchase 446,639 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2012, weighted average options to purchase 782,374 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Stockholders’ Equity:
The following is a summary of the changes in stockholders’ equity for the six months ended June 30, 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss), net of tax	—	—	—	—	(1,158)	(1,158)
Exercise of stock options	118	1	1,666	—	—	1,667
Issuance of restricted common stock for services	10	—	172	—	—	172
Issuance of common stock under Employee Stock Purchase Plan	21	1	304	—	—	305
Compensation cost of stock options	—	—	899	—	—	899
Balance June 30, 2013	13,480	$135	$66,959	$119,228	$(5,955)	$180,367

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended at our 2011 Annual Meeting of Shareholders, held on June 9, 2011, to increase the maximum number of shares issuable under the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 plus any remaining shares issuable under our previous plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2013, there were 208,349 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost that has been charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.9 million and $0.9 million and income tax benefit of $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, total unrecognized compensation cost related to unvested awards was $1.8 million and is expected to be recognized over a weighted-average period of 2.32 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2013 and changes during the year to date is presented below:

	2013
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,293,293	$16.35
Granted	241,000	18.55
Exercised	(117,273)	14.22		$477
Forfeited or Expired	(7,533)	16.42
Outstanding - June 30	1,409,487	$16.90	3.68	$4,134
Exercisable - June 30	917,057	$16.57	2.40	$3,041

Weighted average fair value per share of options granted during the period		$8.50

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options for 241,000 and 289,200 shares of common stock were granted during the six months ended June 30, 2013 and 2012, respectively.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $69,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first half of 2013 is presented below:

Grant date	February 28, 2013	May 31, 2013
Aggregate shares of restricted stock granted	4,685	4,735
Grant date fair value	$86,000	$86,000
Weighted average fair value per share	$18.41	$18.20

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of June 30, 2013, 138,581 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2013	2012
Shares purchased	21,282	20,970
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	33%	52%
Risk free interest rates	0.2%	0.1%
Weighted average per share fair value	$3.92	$4.23

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
Overview of the Three and Six Months Ended June 30, 2013
During the quarter ended June 30, 2013, sales increased 10% to $60.6 million from $55.2 million in the quarter ended June 30, 2012, as a result of 13% growth in our domestic sales, as well as 4% growth in our international sales. Gross margins remained flat at 69%. Operating expenses increased 8% from the quarter ended June 30, 2012, and, as a percentage of sales, operating expenses decreased to 58% during the second quarter of 2013 as compared to 59% for the same quarter in 2012. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage operating costs. Net income for the quarter ended June 30, 2013 increased 23%, and diluted earnings per share were $0.27 as compared to $0.23 last year, which was primarily a result of sales growth and our cost reduction efforts.
During the six months ended June 30, 2013, sales increased 5% to $119.9 million from $113.8 million in the six months ended June 30, 2012, as a result of our domestic sales growth, partially offset by 2% reduction in our six month international sales. Gross margins remained flat at 69%. Operating expenses increased 3% from the six months ended June 30, 2012, and, as a percentage of sales, operating expenses decreased to 58% during the first half of 2013 as compared to 60% for the same period in 2012. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage operating costs. Net income for the six months ended June 30, 2013 increased 20%, and diluted earnings per share were $0.56 as compared to $0.48 for the first six months of 2012, which was primarily a result of sales growth and our cost reduction efforts.
During the six months ended June 30, 2013, we acquired $9.4 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $3.9 million for the six months ended June 30, 2013, as compared to a net cash flow from operations of $14.9 million during the six months ended June 30, 2012, primarily due to the increase in inventory and accounts receivable.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines for the three and six month periods ended June 30, 2013 and June 30, 2012:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2013		June 30, 2012		2013- 2012	Constant Currency
Knee	$21,045	34.7%	$21,002	38.1%	0.2%	1.7%
Hip	10,582	17.5	10,266	18.6	3.1	5.3
Biologics and Spine	6,793	11.2	5,927	10.7	14.6	14.6
Extremity	16,282	26.9	11,996	21.7	35.7	35.9
Other	5,857	9.7	5,994	10.9	(2.3)	(1.3)
Total	$60,559	100.0%	$55,185	100.0%	9.7%	10.9%

	Six Months Ended				Inc (decr)
	June 30, 2013		June 30, 2012		2013- 2012	Constant Currency
Knee	$41,547	34.7%	$42,458	37.3%	(2.1)%	(0.9)%
Hip	21,022	17.5	21,220	18.7	(0.9)	0.9
Biologics and Spine	12,850	10.7	12,088	10.6	6.3	6.2
Extremity	31,965	26.7	24,973	21.9	28.0	28.0
Other	12,476	10.4	13,074	11.5	(4.6)	(4.0)
Total	$119,860	100.0%	$113,813	100.0%	5.3%	6.2%

The following table includes items from the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended June 30,		2013 – 2012 Inc (decr)		% of Sales
	2013	2012	$	%	2013	2012
Net sales	$60,559	$55,185	5,374	9.7	100.0%	100.0%
Cost of goods sold	19,075	17,200	1,875	10.9	31.5	31.2
Gross profit	41,484	37,985	3,499	9.2	68.5	68.8
Operating expenses:
Sales and marketing	21,483	19,968	1,515	7.6	35.5	36.2
General and administrative	5,321	4,735	586	12.4	8.8	8.6
Research and development	4,605	4,160	445	10.7	7.6	7.5
Depreciation and amortization	3,854	3,813	41	1.1	6.4	6.9
Total operating expenses	35,263	32,676	2,587	7.9	58.3	59.2
Income from operations	6,221	5,309	912	17.2	10.2	9.6
Other income (expense), net	(385)	(445)	60	(13.5)	(0.6)	(0.8)
Income before taxes	5,836	4,864	972	20.0	9.6	8.8
Provision for income taxes	2,108	1,841	267	14.5	3.4	3.3
Net income	$3,728	$3,023	705	23.3	6.2	5.5

	Six Months Ended June 30,		2013 – 2012 Inc (decr)		% of Sales
	2013	2012	$	%	2013	2012
Net sales	$119,860	$113,813	6,047	5.3	100.0%	100.0%
Cost of goods sold	37,665	35,296	2,369	6.7	31.4	31.0
Gross profit	82,195	78,517	3,678	4.7	68.6	69.0
Operating expenses:
Sales and marketing	43,007	41,788	1,219	2.9	35.9	36.7
General and administrative	10,417	10,383	34	0.3	8.7	9.1
Research and development	8,455	8,264	191	2.3	7.1	7.3
Depreciation and amortization	8,029	7,605	424	5.6	6.7	6.7
Total operating expenses	69,908	68,040	1,868	2.7	58.4	59.8
Income from operations	12,287	10,477	1,810	17.3	10.2	9.2
Other income (expense), net	(1,100)	(657)	(443)	67.4	(0.9)	(0.6)
Income before taxes	11,187	9,820	1,367	13.9	9.3	8.6
Provision for income taxes	3,602	3,512	90	2.6	3.0	3.1
Net income	$7,585	$6,308	1,277	20.2	6.3	5.5
Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012
Sales
For the quarter ended June 30, 2013, sales increased 10% to $60.6 million from $55.2 million in the quarter ended June 30, 2012, principally as a result of strong domestic sales growth and an increase in international sales, which was partially due to the rebounding of the Latin American markets. Sales of knee implant products remained flat at $21.0 million for each of the quarters ended June 30, 2013 and 2012, as we experienced sluggish knee sales in Europe. Sales of our extremity products were up 36% to $16.3 million as compared to $12.0 million for the same period in 2012, as we continued to gain market share with our Equinoxe® reverse shoulder system. Hip implant sales of $10.6 million during the quarter ended June 30, 2013 increased 3% from the $10.3 million in sales during the quarter ended June 30, 2012, as a result of improvements in international markets. Sales from biologics and spine increased 15% during the quarter ended June 30, 2013 to $6.8 million, from $5.9 million in the comparable quarter in 2012, primarily as a result of acceptance of new spinal products. Sales of all other products decreased to $5.9 million as compared to $6.0 million in the same quarter last year, primarily as a result of reduction of third party distributed product revenues in France. Domestically, sales increased 13% to $39.9 million, or 66% of total sales, during the quarter ended June 30, 2013, up from $35.2 million, which represented 64% of total sales, in the comparable quarter last year. Internationally, sales increased 4% to $20.7 million, representing 34% of total sales, for the quarter ended June 30, 2013, as compared to $19.9 million, which was 36% of total sales, for the same quarter in 2012. On a constant currency basis, international sales increased approximately 7% during the quarter ended June 30, 2013, compared to the same quarter in 2012.
For the six months ended June 30, 2013, sales increased 5% to $119.9 million from $113.8 million in the six months ended June 30, 2012, as a result of domestic sales growth that was partially offset by foreign currency deterioration and pricing pressures internationally. Sales of knee implant products decreased 2% to $41.5 million for the six months ended June 30, 2013 compared to $42.5 million for the six months ended June 30, 2012, as we experienced a slowdown of international sales from Latin America in the first quarter, as well as government mandated price reductions in Japan beginning in the second quarter of 2012. Sales of our extremity products were up 28% to $32.0 million as compared to $25.0 million for the same period in 2012, due to the success of our Equinoxe® reverse shoulder system. Hip implant sales of $21.0 million during the six months ended June 30, 2013 decreased 1% from the $21.2 million in sales during the six months ended June 30, 2012, as a result of the price reductions in Japan and lower sales in other international markets during the first quarter. Sales from biologics and spine increased 6% during the six months ended June 30, 2013 to $12.9 million, from $12.1 million in the comparable period in 2012, primarily as a result of our spine product expansion, offset partially by pricing pressure in our biologics revenues. Sales of all other products decreased to $12.5 million as compared to $13.1 million in the same six month period last year. Domestically, sales increased 9% to $78.8 million, or 66% of total sales, during the six months ended June 30, 2013, up from $72.0 million, which represented 63% of total sales, in the comparable six months last year. Internationally, sales decreased 2% to $41.0 million, representing 34% of total sales, for the six months ended June 30, 2013, as compared to $41.8 million, which was

37% of total sales, for the same six months in 2012. On a constant currency basis, international sales increased approximately 1% during the six months ended June 30, 2013, compared to the same period in 2012.
Gross Profit
Gross profit increased to $41.5 million in the quarter ended June 30, 2013 from $38.0 million in the quarter ended June 30, 2012. As a percentage of sales, gross profit remained flat at 69% during each of the quarters ended June 30, 2013 and 2012. Gross profit increased to $82.2 million in the six months ended June 30, 2013 from $78.5 million in the six months ended June 30, 2012. As a percentage of sales, gross profit remained flat at 69% during each of the six month periods ended June 30, 2013 and 2012, as a result of higher domestic sales growth, which generally carries higher margins, offset by the impact of the implementation of the medical device excise tax enacted as part of the health care legislation signed into law in 2010. Looking forward to the remainder of the fiscal year, we expect gross profit, as a percentage of sales, to be lower by 1.0 to 1.5% compared to prior year quarters on a comparative quarter basis due to the impact of the medical device excise tax, and pricing pressure.
Operating Expenses
Total operating expenses increased 8% to $35.3 million in the quarter ended June 30, 2013 from $32.7 million in the quarter ended June 30, 2012, primarily due to increased variable costs in association with our increase in sales. As a percentage of sales, total operating expenses decreased to 58% for the quarter ended June 30, 2013, as compared to 59% for the quarter ended June 30, 2012. Total operating expenses increased 3% to $69.9 million in the six months ended June 30, 2013 from $68.0 million in the six months ended June 30, 2012, primarily due to increased variable selling costs, partially offset by a reduction in compliance expenses. As a percentage of sales, total operating expenses decreased to 58% for the six months ended June 30, 2013, as compared to 60% for the six months ended June 30, 2012.
Sales and marketing expenses, the largest component of total operating expenses, increased 8% for the quarter ended June 30, 2013 to $21.5 million from $20.0 million in the same quarter last year. The increase was primarily related to additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales decreased to 35% for the quarter ended June 30, 2013 from 36% for the quarter ended June 30, 2012. Sales and marketing expenses increased 3% for the six months ended June 30, 2013 to $43.0 million from $41.8 million in the same period last year. The increase was primarily related to variable selling costs as a result of our sales growth, partially offset by our focus on cost management. Sales and marketing expenses, as a percentage of sales decreased to 36% for the six months ended June 30, 2013, from 37% for the six months ended June 30, 2012. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for the remainder of 2013.
General and administrative expenses increased to $5.3 million in the quarter ended June 30, 2013 from $4.7 million in the same quarter in 2012. As a percentage of sales, general and administrative expenses remained flat at 9% for each of the quarters ended June 30, 2013 and 2012. General and administrative expenses remained unchanged at $10.4 million in each of the six months ended June 30, 2013 and 2012, due to cost containment efforts. As a percentage of sales, general and administrative expenses remained at 9% for each of the six months ended June 30, 2013, and 2012. General and administrative expenses for the balance of the year ending December 31, 2013 are expected to be in the range of 8% to 9% of sales.
Research and development expenses increased 11% for the quarter ended June 30, 2013 to $4.6 million from $4.2 million in the same quarter last year, as we incurred increased testing and prototyping costs. As a percentage of sales, research and development expenses remained flat at 8% for each of the quarters ended June 30, 2013 and 2012. Research and development expenses increased 2% for the six months ended June 30, 2013 to $8.5 million from $8.3 million in the same period last year. As a percentage of sales, research and development expenses remained at 7% for each of the six months ended June 30, 2013 and 2012. We anticipate growth in research and development expenditures, as a percent of sales, to outpace sales growth for the balance of 2013, with total research and development expenses ranging from 7.5% to 8.5% of sales.
Depreciation and amortization increased 1% to $3.9 million for the quarter ended June 30, 2013 from $3.8 million during the same quarter in 2012. As a percentage of sales, depreciation and amortization decreased to 6% during the quarter ended June 30, 2013 from 7% during the quarter ended June 30, 2012. Depreciation and amortization increased 6% to $8.0 million for the six months ended June 30, 2013 from $7.6 million during the same period in 2012. As a percentage of sales, depreciation and amortization remained at 7% during each of the six months ended June 30, 2013 and 2012. We placed $8.1 million of surgical instrumentation in service and spent approximately $0.2 million for product licenses and designs during the first six months of 2013.

Income from Operations
Our income from operations increased 17% to $6.2 million, or 10% of sales in the quarter ended June 30, 2013 from $5.3 million, or 10% of sales in the quarter ended June 30, 2012. Our income from operations increased 17% to $12.3 million, or 10% of sales in the six months ended June 30, 2013 from $10.5 million, or 9% of sales in the six months ended June 30, 2012. The increase in our income from operations for both the quarter and the six months year to date was a result of our sales growth, continued efforts to reduce our overall expenses and leverage our existing cost structures. Looking forward, we expect operating expenses for the year to increase more slowly than sales growth, therefore anticipating income from operations to be in the range of 9% to 10% of sales for the remainder of 2013.
Other Income and Expenses
We had other expenses, net of other income, of $0.4 million during the quarter ended June 30, 2013, virtually the same, $0.4 million as in the quarter ended June 30, 2012. Included in other expenses are foreign currency transaction losses of $121,000, compared to foreign currency losses of $88,000 for the same quarter of 2012. Currency losses were partially offset by a decrease in net interest expense to $0.3 million for the quarter ended June 30, 2013 compared to $0.4 million for the quarter ended June 30, 2012. We had other expenses, net of other income, of $1.1 million during the six months ended June 30, 2013, as compared to other expenses, net of other income, of $0.7 million in the six months ended June 30, 2012, due to foreign currency transaction losses of $0.6 million, compared to foreign currency gains of $0.1 million for the same six months of 2012. Currency losses were partially offset by a decrease in net interest expense to $0.6 million for the six months ended June 30, 2013 compared to $0.8 million for the six months ended June 30, 2012.
Taxes and Net Income
Income before provision for income taxes increased 20% to $5.8 million in the quarter ended June 30, 2013 from $4.9 million in the quarter ended June 30, 2012. The effective tax rate, as a percentage of income before taxes, was 36% for the quarter ended June 30, 2013 as compared to 38% for the quarter ended June 30, 2012. The decrease in the effective tax rate for the second quarter of 2013 was primarily due to the renewal of the credit for research and development activities in 2013 that had expired in the comparable period in 2012. Partially as a result of the foregoing, we realized net income of $3.7 million in the quarter ended June 30, 2013, an increase of 23% from $3.0 million in the quarter ended June 30, 2012. As a percentage of sales, net income increased to 6.2% for the quarter ended June 30, 2013 from 5.5% for the quarter ended June 30, 2012. Earnings per share, on a diluted basis, increased to $0.27 for quarter ended June 30, 2013, from $0.23 for the quarter ended June 30, 2012.
Income before provision for income taxes increased 14% to $11.2 million in the six months ended June 30, 2013 from $9.8 million in the six months ended June 30, 2012. The effective tax rate, as a percentage of income before taxes, was 32% for the six months ended June 30, 2013 as compared to 36% for the six months ended June 30, 2012. The decrease in the effective tax rate for the first six months of 2013 was primarily due to the retroactive renewal of the 2012 research and development tax credit that was enacted on January 2, 2013, and as such, the entire credit of $0.6 million was recognized in the first quarter of 2013. As a result of the foregoing, we realized net income of $7.6 million in the six months ended June 30, 2013, an increase of 20% from $6.3 million in the six months ended June 30, 2012. As a percentage of sales, net income increased to 6.3% for the six months ended June 30, 2013 from 5.5% for the six months ended June 30, 2012. Earnings per share, on a diluted basis, increased to $0.56 for the six months ended June 30, 2013, from $0.48 for the six months ended June 30, 2012. We expect our effective tax rates to range from 33% to 35% for the remainder of 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At June 30, 2013, we had working capital of $107.2 million, an increase of 9% from $98.7 million at the end of 2012. Working capital in 2013 increased primarily as a result of an increase in our accounts receivable and current inventory balance, and was partially offset by increases in our accounts payable. Inventory and surgical instrumentation increases were impacted by the $0.8 million paid for the medical device excise tax in the first six months of 2013.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt.

Operating Activities – Operating activities provided net cash of $3.9 million in the six months ended June 30, 2013, as compared to net cash from operations of $14.9 million during the six months ended June 30, 2012. A primary contributor to this decrease related to the increase in accounts receivable experienced in the first six months of 2013, which used cash of $7.6 million for the six months ended June 30, 2013, in contrast to a reduction in accounts receivable providing net cash $1.1 million for the six months ended June 30, 2012. A major contributor to the increase in total accounts receivable is due to our distribution operation in Spain, which continues to experience increases in total accounts receivable due to government payment levels. Our allowance for doubtful accounts and sales returns increased to $1.1 million at June 30, 2013 from $1.0 million at December 31, 2012, principally as a result of the slow aging increase of the accounts receivable at our distribution operation in Spain. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 77 for the six months ended June 30, 2013, up from a ratio of 72 for the six months ended June 30, 2012. As we continue to expand our operations internationally, our DSO ratio could increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $7.3 million during the first six months ended June 30, 2013, compared to an increase of $7.6 million during the same period ended June 30, 2012, as a result of our continued product line and continued growth within existing markets.
Investing Activities - Investing activities used net cash of $9.7 million in the six months ended June 30, 2013, as compared to $10.8 million in the six months ended June 30, 2012. Our cash outlays for surgical instrumentation and manufacturing equipment were $9.4 million, and $0.3 million for the aggregated purchases of product licenses, trademarks and patents during the six month period ended June 30, 2013, as compared to cash outlays of $10.1 million for purchases of surgical instrumentation and manufacturing equipment, and $0.7 million for purchases of trademarks and patents during the same period of 2012.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2013, we had paid approximately $2.1 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities provided net cash of $5.9 million in the six months ended June 30, 2013, as compared to $3.2 million in net cash used for the six months ended June 30, 2012. In the first six months of 2013, we had net debt proceeds of $4.0 million as compared to net repayments of $3.1 million in the first six months of 2012. Proceeds from the exercise of stock options provided cash of $2.0 million in the six months ended June 30, 2013, as compared to $0.4 million in the six months ended June 30, 2012, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of June 30, 2013, we are in compliance with all financial covenants.
Other Commitments and Contingencies
At June 30, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $12.3 million and outstanding commitments for the purchase of capital equipment of $5.9 million. Purchases under our distribution agreements were $4.8 million during the six months ended June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.2 million for the remainder of 2013.
At June 30, 2013, we had two interest-rate swap agreements outstanding that convert variable-rate interest to fixed-rate interest based on one-month and three-month LIBOR. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swaps. We believe that the amounts presented approximate the financial instruments’ respective fair market value as of June 30, 2013, and the weighted average interest rates are those experienced during the six months ended June 30, 2013:

(in thousands, except percentages)	2013	2014	2015	2016	Thereafter	Total
Liabilities
Term loan at variable interest rate	$1,500	$3,000	$3,000	$3,000	$17,250	$27,750
Weighted average interest rate	1.9%
Line of credit at variable interest rate	—	—	—	—	17,314	17,314
Weighted average interest rate	1.9%

Interest Rate Swaps
Notional amount			4,000		27,000
Fixed rate interest			6.6%		1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars (USD) and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2013, translation losses were $1.3 million which were primarily due to the weakening of the JPY and EUR against the USD. During the six months ended June 30, 2012, translation losses were $1.7 million.
Foreign Currency Option – In May 2012, we entered into a forward currency hedging option instrument as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. For the six months ended June 30, 2012, we recorded a loss of $49,000 on the condensed consolidated statements of income related to the fair value of this instrument.
The U.S. dollar is our primary currency, and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction losses of $0.6 million for the six months ended June 30, 2013 and currency transaction gains of $0.2 million during the same period in 2012, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2013 and December 31, 2012, we had $125,000 and $95,000 accrued, respectively for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
Information about risk factors for the six months ended June 30, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Exactech, Inc.

Date:	July 31, 2013	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer) and Chairman of the Board

Date:	July 31, 2013	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer