Form 10-Q
period 2013-09-30
EXACTECH INC
filed 2013-10-30
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2013
Common Stock, $.01 par value	13,531,000

EXACTECH, INC.
INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2013 and September 30, 2012	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

Signatures		29

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,779	$5,838
Accounts receivable, net of allowances of $1,231 and $1,012	56,300	48,073
Prepaid expenses and other assets, net	2,834	2,877
Income taxes receivable	1,489	502
Inventories – current	71,779	70,699
Deferred tax assets – current	2,621	2,229
Total current assets	141,802	130,218
PROPERTY AND EQUIPMENT:
Land	2,213	2,211
Machinery and equipment	34,751	33,158
Surgical instruments	95,091	85,115
Furniture and fixtures	3,840	3,858
Facilities	18,058	18,033
Projects in process	858	643
Total property and equipment	154,811	143,018
Accumulated depreciation	(72,745)	(61,586)
Net property and equipment	82,066	81,432
OTHER ASSETS:
Deferred financing and deposits, net	915	866
Non-current inventories	11,074	5,410
Product licenses and designs, net	9,841	10,534
Patents and trademarks, net	2,033	2,217
Customer relationships, net	777	1,108
Goodwill	13,435	13,356
Total other assets	38,075	33,491
TOTAL ASSETS	$261,943	$245,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,539	$14,773
Income taxes payable	472	2,188
Accrued expenses and other liabilities	11,605	11,726
Other current liabilities	250	250
Current portion of long-term debt	3,000	2,625
Total current liabilities	29,866	31,562
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,019	3,186
Line of credit	18,386	12,197
Long-term debt, net of current portion	24,000	26,250
Other long-term liabilities	817	1,049
Total long-term liabilities	46,222	42,682
Total liabilities	76,088	74,244
SHAREHOLDERS’ EQUITY:
Common stock	135	133
Additional paid-in capital	67,848	63,918
Accumulated other comprehensive loss	(4,548)	(4,797)
Retained earnings	122,420	111,643
Total shareholders’ equity	185,855	170,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,943	$245,141
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
NET SALES	$55,650	$51,270	$175,510	$165,083
COST OF GOODS SOLD	16,126	15,392	53,791	50,688
Gross profit	39,524	35,878	121,719	114,395
OPERATING EXPENSES:
Sales and marketing	20,274	18,713	63,281	60,501
General and administrative	5,384	4,564	15,801	14,947
Research and development	5,068	4,366	13,523	12,630
Depreciation and amortization	3,963	3,722	11,992	11,327
Total operating expenses	34,689	31,365	104,597	99,405
INCOME FROM OPERATIONS	4,835	4,513	17,122	14,990
OTHER INCOME (EXPENSE):
Interest income	2	—	5	8
Other income	18	22	69	57
Interest expense	(281)	(322)	(852)	(1,156)
Foreign currency gain (loss), net	271	60	(312)	194
Total other income (expense)	10	(240)	(1,090)	(897)
INCOME BEFORE INCOME TAXES	4,845	4,273	16,032	14,093
PROVISION FOR INCOME TAXES	1,653	1,720	5,255	5,232
NET INCOME	$3,192	$2,553	$10,777	$8,861
BASIC EARNINGS PER SHARE	$0.24	$0.19	$0.80	$0.67
DILUTED EARNINGS PER SHARE	$0.23	$0.19	$0.79	$0.67
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
Net Income	$3,192	$2,553	$10,777	$8,861
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	(79)	(125)	93	(323)
Change in currency translation	1,486	1,133	156	(555)
Other comprehensive income (loss), net of tax	1,407	1,008	249	(878)
Comprehensive income	$4,599	$3,561	$11,026	$7,983
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$10,777	$8,861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	219	(2,386)
Inventory allowance	2,272	2,764
Depreciation and amortization	13,060	12,605
Restricted common stock issued for services	259	220
Compensation cost of stock awards	1,236	1,168
Loss on disposal of equipment	487	415
Loss on disposal of trademarks and patents	23	113
Foreign currency option loss	—	330
Foreign currency exchange loss (gain)	312	(524)
Deferred income taxes	(559)	237
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(8,310)	2,553
Prepaids and other assets	—	1,220
Inventories	(9,250)	(13,229)
Accounts payable	(211)	1,465
Income taxes receivable/payable	(2,818)	(3,013)
Accrued expense & other liabilities	(414)	1,782
Net cash provided by operating activities	7,083	14,581
INVESTING ACTIVITIES:
Purchases of property and equipment	(12,307)	(13,715)
Proceeds from sale of property and equipment	1	1
Purchase of patents and trademarks	(40)	(817)
Purchase of product licenses and designs	(373)	(153)
Net cash used in investing activities	(12,719)	(14,684)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	6,189	(27,200)
Principal payments on debt	(1,875)	(4,531)
Proceeds on term loan	—	30,000
Payments on capital leases	(61)	(57)
Debt issuance costs	(15)	(575)
Proceeds from issuance of common stock	2,452	1,645
Net cash provided by (used in) financing activities	6,690	(718)
Effect of foreign currency translation on cash and cash equivalents	(113)	123
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	941	(698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,838	4,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,779	$3,965
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$756	$887
Income taxes	8,270	7,748
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	93	(323)
Estimated sales and use tax liability	—	158
Capitalized lease additions	6	157
Purchase of equipment payable	217	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2012 of Exactech as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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
In March 2013, the FASB amended its guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The update also provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The guidance update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this updated authoritative guidance is not expected to have a significant impact on our condensed consolidated financial statements.
In July 2013, the FASB issued guidance to require an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a significant impact on our condensed consolidated financial statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$546	$—	$546	$—

The fair values of our interest rate swap agreements are based on dealer quotes, and are recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and, for the period ended September 30, 2013, we have determined that the interest rate swaps were effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the nine month period ended September 30, 2013:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2012	$3,759	$643	$7,553	$441	$960	$13,356
Foreign currency translation effects	35	14	—	9	21	79
Balance as of September 30, 2013	$3,794	$657	$7,553	$450	$981	$13,435

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2013 has not yet been completed, however we do not expect an impairment to goodwill.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at September 30, 2013 and December 31, 2012:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2013
Product licenses and designs	$15,589	$5,748	$9,841	10.1
Patents and trademarks	4,730	2,697	2,033	14.0
Customer relationships	3,143	2,366	777	6.9

Balance at December 31, 2012
Product licenses and designs	$15,259	$4,725	$10,534	10.1
Patents and trademarks	4,689	2,472	2,217	13.9
Customer relationships	3,117	2,009	1,108	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the condensed consolidated statements of income:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency transactions gain (loss)	$271	$340	$(312)	$524
Forward currency option loss	—	(280)	—	(330)
Foreign currency gain (loss), net	$271	$60	$(312)	$194

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Option – In September 2012, we terminated the forward currency hedging option instrument we entered into in May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. For the nine months ended September 30, 2012, we recorded a loss of $0.3 million on the condensed consolidated statements of income related to the fair value of this instrument.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD) and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2013, translation gains were $0.2 million, which were primarily due to the strengthening of the EUR, offset partially by the weakening of the JPY against the USD. During the nine months ended September 30, 2012, translation losses were $0.6 million, which were primarily due to the weakening of the EUR. We may experience translation gains and losses during the year ending December 31, 2013; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)
2013 Adjustments	93	156	249
Balance September 30, 2013	$(328)	$(4,220)	$(4,548)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and nine months ended September 30, 2013 were $0.6 million and $2.3 million, respectively. Allowance charges for the three and nine months ended September 30, 2012 were $1.7 million and $2.8 million, respectively. We also test our inventory levels for the amount of inventory that we expect to be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$19,961	$16,527
Work in process	1,588	1,490
Finished goods on hand	26,474	23,025
Finished goods on loan/consignment	34,830	35,067
Inventory total	82,853	76,109
Non-current inventories	11,074	5,410
Inventories, current	$71,779	$70,699

7.	INCOME TAX
At December 31, 2012, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $35.6 million, some of which begin to expire in 2013. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. This deferred tax asset was $9.2 million at December 31, 2012; however, a valuation allowance of $5.7 million was charged against this deferred tax asset assuming these losses will not be fully realized. At September 30, 2013, these loss carry forwards totaled $36.7 million, and the deferred tax asset associated with these losses was $9.5 million with a valuation allowance of $6.3 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of September 30, 2013, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which we recorded during the quarter ended March 31, 2013.

8.	DEBT
Debt consisted of the following at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Term loan payable in quarterly principal installments of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (2% as of 9/30/2013).	$27,000	$28,875
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.93% as of 9/30/2013), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	18,386	12,197
Total debt	45,386	41,072
Less current portion	(3,000)	(2,625)
	$42,386	$38,447

The following is a schedule of future debt maturities as of September 30, 2013, for the years ending December 31 (in thousands):

2013	$750
2014	3,000
2015	3,000
2016	3,000
2017	35,636
Thereafter	—
$45,386

On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a swingline note for $5.0 million. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of September 30, 2013, we were in compliance with all financial covenants.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2013 and December 31, 2012, we had $224,000 and $95,000 accrued, respectively for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments
At September 30, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.1 million and outstanding commitments for the purchase of capital equipment of $6.9 million. Purchases under our distribution agreements were $5.9 million during the nine months ended September 30, 2013.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2013, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Total gross assets held outside the United States as of September 30, 2013, was $51.1 million. Included in these assets was $27.6 million in surgical instrumentation, stated gross as it is impracticable to account for depreciation on these assets by region.

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$18,607	$9,802	$6,005	$15,122	$6,114	$—	$55,650
Segment profit (loss)	1,749	260	273	3,333	(780)	10	4,845
Total assets, net	66,696	35,256	27,220	25,781	5,331	101,659	261,943
Capital expenditures	308	215	465	1,044	90	1,091	3,213
Depreciation and Amortization	1,824	668	291	458	87	969	4,297
2012
Net sales	$18,220	$9,245	$5,943	$12,215	$5,647	$—	$51,270
Segment profit (loss)	1,787	527	23	2,528	(352)	(240)	4,273
Total assets, net	68,967	30,245	20,594	21,154	13,154	88,279	242,393
Capital expenditures	810	438	401	1,146	237	946	3,978
Depreciation and Amortization	1,804	604	299	383	153	911	4,154

Nine Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$60,154	$30,824	$18,855	$47,087	$18,590	$—	$175,510
Segment profit (loss)	5,870	1,727	267	10,679	(1,421)	(1,090)	16,032
Total assets, net	66,696	35,256	27,220	25,781	5,331	101,659	261,943
Capital expenditures	5,199	1,279	1,118	2,393	271	2,683	12,943
Depreciation and Amortization	5,466	1,994	943	1,313	284	3,060	13,060
2012
Net sales	$60,678	$30,465	$18,031	$37,188	$18,721	$—	$165,083
Segment profit (loss)	7,149	1,777	561	7,819	(2,316)	(897)	14,093
Total assets, net	68,967	30,245	20,594	21,154	13,154	88,279	242,393
Capital expenditures	5,612	1,654	1,436	3,043	536	2,583	14,864
Depreciation and Amortization	5,239	1,895	943	1,104	448	2,976	12,605

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2013	2012	% Inc/Decr
Domestic sales	$39,093	$35,294	10.8
International sales	16,557	15,976	3.6
Total sales	$55,650	$51,270	8.5

Nine Months Ended September 30,	2013	2012	% Inc/Decr
Domestic sales	$117,911	$107,307	9.9
International sales	57,599	57,776	(0.3)
Total sales	$175,510	$165,083	6.3

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	September 30, 2013			September 30, 2012
Net income	$3,192			$2,553
Basic EPS:
Net income available to common shareholders	$3,192	13,494	$0.24	$2,553	13,278	$0.19
Effect of dilutive securities:
Stock options		218			80
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,192	13,712	$0.23	$2,553	13,358	$0.19

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Nine Months Ended			Nine Months Ended
(in thousands, except per share amounts)	September 30, 2013			September 30, 2012
Net income	$10,777			$8,861
Basic EPS:
Net income available to common shareholders	$10,777	13,433	$0.80	$8,861	13,204	$0.67
Effect of dilutive securities:
Stock options		199			91
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$10,777	13,632	$0.79	$8,861	13,295	$0.67

For the three months ended September 30, 2013, weighted average options to purchase 293,859 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2012, weighted average options to purchase 757,493 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the nine months ended September 30, 2013, weighted average options to purchase 420,366 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2012, weighted average options to purchase 774,691 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the nine months ended September 30, 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897
Net income	—	—	—	10,777	—	10,777
Other comprehensive income (loss), net of tax	—	—	—	—	249	249
Exercise of stock options	137	1	1,966	—	—	1,967
Issuance of restricted common stock for services	14	—	259	—	—	259
Issuance of common stock under Employee Stock Purchase Plan	33	1	469	—	—	470
Compensation cost of stock options	—	—	1,236	—	—	1,236
Balance September 30, 2013	13,515	$135	$67,848	$122,420	$(4,548)	$185,855

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended at our 2011 Annual Meeting of Shareholders, held on June 9, 2011, to increase the maximum number of shares issuable under the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 plus any remaining shares issuable under our previous plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2013, there were 205,813 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost that has been charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.2 million and $1.2 million and income tax benefit of $0.3 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, total unrecognized compensation cost related to unvested awards was $2.4 million and is expected to be recognized over a weighted-average period of 2.07 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2013 and changes during the year to date is presented below:

	2013
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,293,293	$16.35
Granted	241,000	18.55
Exercised	(136,820)	14.49		$573
Forfeited or Expired	(26,627)	22.14
Outstanding - September 30	1,370,846	$16.81	3.47	$4,588
Exercisable - September 30	880,006	$16.41	2.17	$3,303

Weighted average fair value per share of options granted during the period		$8.50

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon separation from Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent or consultant’s contract with Exactech. Stock options for 241,000 and 289,200 shares of common stock were granted during the nine months ended September 30, 2013 and 2012, respectively.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $69,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2013 is presented below:

Grant date	February 28, 2013	May 31, 2013	August 30, 2013
Aggregate shares of restricted stock granted	4,685	4,735	4,530
Grant date fair value	$86,000	$86,000	$86,000
Weighted average fair value per share	$18.41	$18.20	$19.04

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
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, for a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of September 30, 2013, 127,056 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2013	2012
Shares purchased	32,807	31,876
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	32%	52%
Risk free interest rates	0.2%	0.1%
Weighted average per share fair value	$3.98	$4.21

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
Overview of the Three and Nine Months Ended September 30, 2013
During the quarter ended September 30, 2013, sales increased 9% to $55.7 million from $51.3 million in the quarter ended September 30, 2012, as a result of 11% growth in our domestic sales, as well as 4% growth in our international sales. Gross margins increased to 71% in the third quarter of 2013 from 70% for the same quarter in 2012. Operating expenses increased 11% when compared to the quarter ended September 30, 2012, and, as a percentage of sales, operating expenses increased to 62% during the third quarter of 2013 as compared to 61% for the same quarter in 2012. This increase, as a percentage of sales, was primarily due to our increased variable selling costs and research and development spending. Net income for the quarter ended September 30, 2013 increased 25%, and diluted earnings per share were $0.23 as compared to $0.19 in the same quarter last year, which was primarily a result of sales growth and our cost reduction efforts.
During the nine months ended September 30, 2013, sales increased 6% to $175.5 million from $165.1 million in the nine months ended September 30, 2012, as a result of our domestic sales growth. Gross margins remained flat at 69%. Operating expenses increased 5% from the nine months ended September 30, 2012, and, as a percentage of sales, operating expenses decreased to 59.6% during the first nine months of 2013 as compared to 60.3% for the same period in 2012. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage operating costs. Net income for the nine months ended September 30, 2013 increased 22%, and diluted earnings per share were $0.79 as compared to $0.67 for the first nine months of 2012, which was primarily a result of sales growth and our cost of goods sold reduction efforts.
During the nine months ended September 30, 2013, we acquired $12.5 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $7.1 million for the nine months ended September 30, 2013, as compared to a net cash flow from operations of $14.6 million during the nine months ended September 30, 2012. The decrease was primarily due to the increase in inventory and accounts receivable.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines for the three and nine month periods ended September 30, 2013 and September 30, 2012:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2013		September 30, 2012		2013- 2012	Constant Currency
Knee	$18,607	33.4%	$18,220	35.6%	2.1%	3.6%
Hip	9,802	17.6	9,245	18.0	6.0	7.9
Biologics and Spine	6,005	10.8	5,943	11.6	1.0	0.1
Extremity	15,122	27.2	12,215	23.8	23.8	23.5
Other	6,114	11.0	5,647	11.0	8.3	8.1
Total	$55,650	100.0%	$51,270	100.0%	8.5%	9.2%

	Nine Months Ended				Inc (decr)
	September 30, 2013		September 30, 2012		2013- 2012	Constant Currency
Knee	$60,154	34.3%	$60,678	36.8%	(0.9)%	0.4%
Hip	30,824	17.6	30,465	18.5	1.2	3.0
Biologics and Spine	18,855	10.7	18,031	10.9	4.6	4.2
Extremity	47,087	26.8	37,188	22.5	26.6	26.5
Other	18,590	10.6	18,721	11.3	(0.7)	(0.4)
Total	$175,510	100.0%	$165,083	100.0%	6.3%	7.1%

The following table includes items from the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended September 30,		2013 – 2012 Inc (decr)		% of Sales
	2013	2012	$	%	2013	2012
Net sales	$55,650	$51,270	4,380	8.5	100.0%	100.0%
Cost of goods sold	16,126	15,392	734	4.8	29.0	30.0
Gross profit	39,524	35,878	3,646	10.2	71.0	70.0
Operating expenses:
Sales and marketing	20,274	18,713	1,561	8.3	36.4	36.5
General and administrative	5,384	4,564	820	18.0	9.7	8.9
Research and development	5,068	4,366	702	16.1	9.1	8.5
Depreciation and amortization	3,963	3,722	241	6.5	7.1	7.3
Total operating expenses	34,689	31,365	3,324	10.6	62.3	61.2
Income from operations	4,835	4,513	322	7.1	8.7	8.8
Other income (expense), net	10	(240)	250	104.2	—	(0.5)
Income before taxes	4,845	4,273	572	13.4	8.7	8.3
Provision for income taxes	1,653	1,720	(67)	(3.9)	3.0	3.3
Net income	$3,192	$2,553	639	25.0	5.7	5.0

	Nine Months Ended September 30,		2013 – 2012 Inc (decr)		% of Sales
	2013	2012	$	%	2013	2012
Net sales	$175,510	$165,083	10,427	6.3	100.0%	100.0%
Cost of goods sold	53,791	50,688	3,103	6.1	30.6	30.7
Gross profit	121,719	114,395	7,324	6.4	69.4	69.3
Operating expenses:
Sales and marketing	63,281	60,501	2,780	4.6	36.1	36.6
General and administrative	15,801	14,947	854	5.7	9.0	9.1
Research and development	13,523	12,630	893	7.1	7.7	7.7
Depreciation and amortization	11,992	11,327	665	5.9	6.8	6.9
Total operating expenses	104,597	99,405	5,192	5.2	59.6	60.3
Income from operations	17,122	14,990	2,132	14.2	9.8	9.0
Other income (expense), net	(1,090)	(897)	(193)	21.5	(0.7)	(0.5)
Income before taxes	16,032	14,093	1,939	13.8	9.1	8.5
Provision for income taxes	5,255	5,232	23	0.4	3.0	3.1
Net income	$10,777	$8,861	1,916	21.6	6.1	5.4
Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012
Sales
For the quarter ended September 30, 2013, sales increased 9% to $55.7 million from $51.3 million in the quarter ended September 30, 2012, principally as a result of a strong 11% domestic sales growth and a 4% increase in international sales, which was partially due to the continued rebounding of the Latin American markets. Sales of knee implant products increased 2% to $18.6 million for the quarter ended September 30, 2013 from $18.2 million for the same quarter in 2012, as our domestic knee sales improved. Sales of our extremity products were up 24% to $15.1 million as compared to $12.2 million for the same period in 2012, as we continued to gain market share with our Equinoxe® reverse shoulder system. Hip implant sales of $9.8 million during the quarter ended September 30, 2013 increased 6% from the $9.2 million in sales during the quarter ended September 30, 2012, as a result of improvements in international markets. Sales from biologics and spine increased 1% during the quarter ended September 30, 2013 to $6.0 million, from $5.9 million in the comparable quarter in 2012, primarily as a result of new spinal product launches. Sales of all other products increased to $6.1 million as compared to $5.6 million in the same quarter last year, primarily as a result of increased sales of our cement products. Domestically, sales increased 11% to $39.1 million, or 70% of total sales, during the quarter ended September 30, 2013, up from $35.3 million, which represented 69% of total sales, in the comparable quarter last year. Internationally, sales increased 4% to $16.6 million, representing 30% of total sales, for the quarter ended September 30, 2013, as compared to $16.0 million, which was 31% of total sales, for the same quarter in 2012. On a constant currency basis, international sales increased approximately 6% during the quarter ended September 30, 2013, compared to the same quarter in 2012.
For the nine months ended September 30, 2013, sales increased 6% to $175.5 million from $165.1 million in the nine months ended September 30, 2012, as a result of domestic sales growth that was partially offset by pricing pressures internationally. Sales of knee implant products decreased 1% to $60.2 million for the nine months ended September 30, 2013 compared to $60.7 million for the nine months ended September 30, 2012, as we experienced a slowdown of international sales from Latin America in the first quarter, as well as relatively weaker currency in Japan. Sales of our extremity products were up 27% to $47.1 million as compared to $37.2 million for the first nine months of 2012, due to the success of our Equinoxe® reverse shoulder system. Hip implant sales of $30.8 million during the nine months ended September 30, 2013 increased 1% from the $30.5 million in sales during the nine months ended September 30, 2012, as a result of improved international sales, offset partially by the Japanese government mandated price reductions during the second quarter of 2012, and relatively weaker currency in Japan. Sales from biologics and spine increased 5% during the nine months ended September 30, 2013 to $18.9 million, from $18.0 million in the comparable period in 2012, primarily as a result of our spine product expansion, offset partially by pricing pressure in our biologics revenues. Sales of all other products decreased slightly to $18.6 million as compared to $18.7 million in the same nine month period last year. Domestically, sales increased 10% to $117.9 million, or 67% of total sales, during the nine months ended September 30, 2013, up from $107.3 million, which represented 65% of total sales, in the comparable nine months last year. Internationally, sales decreased to $57.6 million, representing 33% of total sales, for the nine months ended September 30, 2013, as compared to $57.8 million, which was 35% of total sales, for the same nine months in 2012. On a constant currency basis, international sales increased approximately 2% during the nine months ended September 30, 2013, compared to the same period in 2012.
Gross Profit
Gross profit increased to $39.5 million in the quarter ended September 30, 2013 from $35.9 million in the quarter ended September 30, 2012. As a percentage of sales, gross profit increased to 71% during the quarter ended September 30, 2013 from 70% for the quarter ended September 30, 2012. Gross profit increased to $121.7 million in the nine months ended September 30, 2013 from $114.4 million in the nine months ended September 30, 2012. As a percentage of sales, gross profit remained flat at 69% during each of the nine month periods ended September 30, 2013 and 2012, as a result of higher domestic sales growth, which generally carries higher margins, offset by the impact of the implementation of the medical device excise tax enacted as part of the health care legislation signed into law in 2010. Looking forward to the fourth quarter, we expect gross profit, as a percentage of sales, to be lower by 0.5 to 1.0% compared to prior year quarters on a comparative quarter basis due to the impact of the medical device excise tax, and pricing pressure.
Operating Expenses
Total operating expenses increased 11% to $34.7 million in the quarter ended September 30, 2013 from $31.4 million in the quarter ended September 30, 2012, primarily due to increased variable costs associated with our increase in domestic sales, as well as increased research and development spending. As a percentage of sales, total operating expenses increased to 62% for the quarter ended September 30, 2013, as compared to 61% for the quarter ended September 30, 2012. Total operating expenses increased 5% to $104.6 million in the nine months ended September 30, 2013 from $99.4 million in the nine months ended September 30, 2012, primarily due to increased variable selling costs and research and development expenses. As a percentage of sales, total operating expenses decreased to 59.6% for the nine months ended September 30, 2013, as compared to 60.3% for the nine months ended September 30, 2012.
Sales and marketing expenses, the largest component of total operating expenses, increased 8% for the quarter ended September 30, 2013 to $20.3 million from $18.7 million in the same quarter last year. The increase was primarily related to additional variable selling costs as a result of our sales growth, as well as product launch activities for Exactech Guided Personalized Surgery system, or GPS®. Sales and marketing expenses, as a percentage of sales was 36% for each of the quarters ended September 30, 2013 and 2012. Sales and marketing expenses increased 5% for the nine months ended September 30, 2013 to $63.3 million from $60.5 million in the same period last year. The increase was primarily related to variable selling costs as a result of our sales growth, partially offset by our focus on cost management. Sales and marketing expenses, as a percentage of sales decreased to 36% for the nine month period ended September 30, 2013, compared to 37% for the same period in 2012. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 34% to 35% for the fourth quarter of 2013.
General and administrative expenses increased to $5.4 million in the quarter ended September 30, 2013 from $4.6 million in the same quarter in 2012, primarily due to additional regulatory and compliance expenditures. As a percentage of sales, general and administrative expenses increased to 10% for the quarter ended September 30, 2013 from 9% for the same quarter in 2012. General and administrative expenses increased to $15.8 million in the nine months ended September 30, 2013 from $14.9 million for the same quarter in 2012. As a percentage of sales, general and administrative expenses remained at 9% for each of the nine months ended September 30, 2013, and 2012. General and administrative expenses for the fourth quarter of 2013 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 16% for the quarter ended September 30, 2013 to $5.1 million from $4.4 million in the same quarter last year, as we incurred increased testing and product development expenses. As a percentage of sales, research and development expenses remained flat at 9% for each of the quarters ended September 30, 2013 and 2012. Research and development expenses increased 7% for the nine months ended September 30, 2013 to $13.5 million from $12.6 million in the same period last year. As a percentage of sales, research and development expenses remained at 8% for each of the nine months ended September 30, 2013 and 2012. We anticipate growth in research and development expenditures, as a percentage of sales, to outpace sales growth for the fourth quarter of 2013, with total research and development expenses ranging from 7.5% to 8.5% of sales.
Depreciation and amortization increased 6% to $4.0 million for the quarter ended September 30, 2013 from $3.7 million during the same quarter in 2012. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the quarters ended September 30, 2013 and 2012. Depreciation and amortization increased 6% to $12.0 million for the nine months ended September 30, 2013 from $11.3 million during the same period in 2012. As a percentage of sales, depreciation and amortization remained at 7% during each of the nine months ended September 30, 2013 and 2012. We placed $10.4 million of surgical instrumentation in service, $2.0 million for equipment , and spent approximately $0.4 million for product licenses and designs during the first nine months of 2013.
Income from Operations
Our income from operations increased 7% to $4.8 million, or 9% of sales in the quarter ended September 30, 2013 from $4.5 million, or 9% of sales in the quarter ended September 30, 2012. Our income from operations increased 14% to $17.1 million, or 10% of sales in the nine months ended September 30, 2013 from $15.0 million, or 9% of sales in the nine months ended September 30, 2012. The increase in our income from operations for both the quarter and the nine months year to date was a result of our sales growth, and continued efforts to reduce our overall expenses and leverage our existing cost structures. Looking forward, we expect operating expenses for the fourth quarter to increase more slowly than sales growth, therefore anticipating income from operations to be in the range of 9% to 10% of sales for the fourth quarter of 2013.
Other Income and Expenses
We had other income, net of other expenses, of $10,000 during the quarter ended September 30, 2013, compared to other expenses, net of other income of $0.2 million in the quarter ended September 30, 2012. Included in other expenses are foreign currency transaction gains of $0.3 million, compared to foreign currency gains of $0.1 million for the same quarter of 2012. Currency gains were partially offset by net interest expense of $0.3 million for each of the quarters ended September 30, 2013 and 2012. We had other expenses, net of other income, of $1.1 million during the nine months ended September 30, 2013, as compared to other expenses, net of other income, of $0.9 million in the nine months ended September 30, 2012, due to foreign currency transaction losses of $0.3 million, compared to foreign currency gains of $0.2 million for the same nine months of 2012. Currency losses were partially offset by a decrease in net interest expense to $0.8 million for the nine months ended September 30, 2013 compared to $1.1 million for the nine months ended September 30, 2012.
Taxes and Net Income
Income before provision for income taxes increased 13% to $4.8 million in the quarter ended September 30, 2013 from $4.3 million in the quarter ended September 30, 2012. The effective tax rate, as a percentage of income before taxes, was 34% for the quarter ended September 30, 2013 as compared to 40% for the quarter ended September 30, 2012. The decrease in the effective tax rate for the third quarter of 2013 was due to the renewal of the credit for research and development activities in 2013 that had expired in the comparable period in 2012, as well as lower non-deductible international losses. As a result of the foregoing, we realized net income of $3.2 million in the quarter ended September 30, 2013, an increase of 25% from $2.6 million in the quarter ended September 30, 2012. As a percentage of sales, net income increased to 6% for the quarter ended September 30, 2013 from 5% for the quarter ended September 30, 2012. Earnings per share, on a diluted basis, increased to $0.23 for the quarter ended September 30, 2013, from $0.19 for the quarter ended September 30, 2012.
Income before provision for income taxes increased 14% to $16.0 million in the nine months ended September 30, 2013 from $14.1 million in the nine months ended September 30, 2012. The effective tax rate, as a percentage of income before taxes, was 33% for the nine months ended September 30, 2013 as compared to 37% for the nine months ended September 30, 2012. The decrease in the effective tax rate for the first nine months of 2013 was primarily due to the retroactive renewal of the 2012 research and development tax credit that was enacted on January 2, 2013, and as such, the entire credit of $0.6 million was recognized in the first quarter of 2013. As a result of the foregoing, we realized net income of $10.8 million in the nine months ended September 30, 2013, an increase of 22% from $8.9 million in the nine months ended September 30, 2012. As a percentage of sales, net income increased to 6% for the nine months ended September 30, 2013 from 5% for the nine months ended September 30, 2012. Earnings per share, on a diluted basis, increased to $0.79 for the nine months ended September 30, 2013, from $0.67 for the nine months ended September 30, 2012. We expect our effective tax rates to range from 33% to 35% for the fourth quarter of 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At September 30, 2013, we had working capital of $111.9 million, an increase of 13% from $98.7 million at the end of 2012. Working capital in 2013 increased primarily as a result of an increase in our accounts receivable and current inventory balance. Inventory and surgical instrumentation increases were impacted by the $1.3 million paid for the medical device excise tax in the first nine months of 2013.
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
Operating Activities – Operating activities provided net cash of $7.1 million in the nine months ended September 30, 2013, as compared to net cash from operations of $14.6 million during the nine months ended September 30, 2012. A primary contributor to this decrease related to the increase in accounts receivable experienced in the first nine months of 2013, which used cash of $8.3 million for the nine months ended September 30, 2013, in contrast to a reduction in accounts receivable providing net cash $2.6 million for the nine months ended September 30, 2012. A major contributor to the increase in total accounts receivable is due to our distribution operation in Spain, which continues to experience increases in total accounts receivable due to government payment levels. Delayed accounts receivable payments in Spain also occurred in 2011 and 2012, and similar to 2012, the government has initiated the process to confirm receivables and determine when payments of those confirmed receivables will begin. As such, we expect a large payment within the next six months. Our allowance for doubtful accounts and sales returns increased to $1.2 million at September 30, 2013 from $1.0 million at December 31, 2012, principally as a result of the slow aging increase of the accounts receivable at our distribution operation in Spain. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 80 for the nine months ended September 30, 2013, up from a ratio of 74 for the nine months ended September 30, 2012. As we continue to expand our operations internationally, our DSO ratio could increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $9.3 million during the first nine months ended September 30, 2013, compared to an increase of $13.2 million during the same period ended September 30, 2012, as a result of our continued product line expansion and continued growth within existing markets.
Investing Activities - Investing activities used net cash of $12.7 million in the nine months ended September 30, 2013, as compared to $14.7 million in the nine months ended September 30, 2012. Our cash outlays for surgical instrumentation and manufacturing equipment were $12.2 million, and $0.4 million for the aggregated purchases of product licenses, trademarks and patents during the nine month period ended September 30, 2013, as compared to cash outlays of $13.5 million for purchases of surgical instrumentation and manufacturing equipment, and $1.0 million for purchases of product licenses, trademarks and patents during the same period of 2012.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2013, we had paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, as well as prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities provided net cash of $6.7 million in the nine months ended September 30, 2013, as compared to $0.7 million in net cash used for the nine months ended September 30, 2012. In the first nine months of 2013, we had net debt proceeds of $4.3 million as compared to net repayments of $1.7 million in the first nine months of 2012. Proceeds from the exercise of stock options provided cash of $2.5 million in the nine months ended September 30, 2013, as compared to $1.6 million in the nine months ended September 30, 2012, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of September 30, 2013, we were in compliance with all financial covenants.
Other Commitments and Contingencies
At September 30, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.1 million and outstanding commitments for the purchase of capital equipment of $6.9 million. Purchases under our distribution agreements were $5.9 million during the nine months ended September 30, 2013.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and each quarterly report on Form 10-Q we filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.1 million for the remainder of 2013.
At September 30, 2013, we had two interest-rate swap agreements outstanding that convert variable-rate interest to fixed-rate interest based on one-month and three-month LIBOR. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swaps. We believe that the amounts presented approximate the financial instruments’ respective fair market value as of September 30, 2013, and the weighted average interest rates are those experienced during the nine months ended September 30, 2013:

(in thousands, except percentages)	2013	2014	2015	2016	Thereafter	Total
Liabilities
Term loan at variable interest rate	$750	$3,000	$3,000	$3,000	$17,250	$27,000
Weighted average interest rate	1.9%
Line of credit at variable interest rate	—	—	—	—	18,386	18,386
Weighted average interest rate	1.9%

Interest Rate Swaps
Notional amount			4,000		27,000
Fixed rate interest			6.6%		1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD) and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2013, translation gains were $0.2 million, which were primarily due to the strengthening of the EUR, offset partially by the weakening of the JPY against the USD. During the nine months ended September 30, 2012, translation losses were $0.6 million, which were primarily due to the weakening of the EUR.
Foreign Currency Option – In September 2012, we terminated the forward currency hedging option instrument we entered into in May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. For the nine months ended September 30, 2012, we recorded a loss of $0.3 million on the condensed consolidated statements of income related to the fair value of this instrument.
The U.S. dollar is our primary currency, and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction losses of $0.3 million for the nine months ended September 30, 2013 and currency gains of $0.2 million during the same period in 2012, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2013 and December 31, 2012, we had $224,000 and $95,000 accrued, respectively for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
Information about risk factors for the nine months ended September 30, 2013, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Exactech, Inc.

Date:	October 30, 2013	By:	/s/ William Petty
William Petty, M.D.
Chief Executive Officer (principal executive officer) and Chairman of the Board

Date:	October 30, 2013	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer