Form 10-K
period 2013-12-31
EXACTECH INC
filed 2014-03-06
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Large Accelerated Filer   ☐        Accelerated Filer   ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of March 3, 2014, the number of shares of the registrant’s Common Stock outstanding was 13,583,636. The aggregate market value of our Common Stock held by non-affiliates as of June 28, 2013 was approximately $188,908,000 based on a closing sale price of $19.75 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination is not an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

ITEM 1. BUSINESS
We develop, manufacture, market, distribute and sell orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Our U.S. sales and distribution activities are conducted by our wholly owned subsidiary Exactech U.S., Inc. Our international development, sales and distribution activities are conducted by our wholly owned subsidiary Exactech International Operations, AG based in Bern, Switzerland. Our revenues are principally derived from sales and distribution of our joint replacement systems, including knee, hip, spine, and extremity implant systems, and distribution of biologic products and services and bone cement materials used in orthopaedic surgery and dental procedures.
We manufacture some components of our knee, extremity, and hip joint replacement systems at our facility in Gainesville, Florida, utilizing modern, highly automated computer aided manufacturing equipment. Our cellular based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as our agreement with Tecres® S.p.A, (Tecres) and Blue Ortho, SAS (Blue Ortho), and non-exclusive agreements, such as with RTI Surgical, Inc., (RTI), and Biomatlante SARL, (Biomatlante).
Orthopaedic Products Industry
According to a research report published in 2013 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2012 was estimated to be nearly $43.2 billion, which represented an increase of 2.8% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $14.4 billion, $4.6 billion and $5.9 billion, respectively, during 2012. This study also estimates that the spinal implant/instrumentation market was $7.3 billion during 2012. According to this report, the segment of the population over the age of 45 is growing 3% annually, a rate faster than the 1% for the overall population. Further, the report highlights the fact that approximately 90% of all joint replacement procedures were performed on patients over the age of 45. The report suggests that demographics alone will drive growth in the global orthopaedic marketplace. Management continues to share the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.
Products
Our joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves modification of the area surrounding the affected joint and insertion of a set of manufactured implant components to replace or augment the joint. During surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic allograft services, like those services we distribute, to repair bone defects and provide an environment to stimulate new bone growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces.
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

The following table includes the net revenue and percentage of net revenue for each of our product lines, which are also our reportable segments, for the years ended December 31, 2013, 2012 and 2011. Other financial information relating to our reportable segments is included in Note 13 of our Consolidated Financial Statements, in Part II Item 8. - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Sales by Product Line ($ in 000’s)

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
Knee	$80,532	34.0%	$81,387	36.3%	$80,088	39.0%
Extremity	65,528	27.6	52,061	23.2	39,923	19.4
Hip	40,958	17.3	40,826	18.2	33,688	16.4
Biologics and Spine	25,486	10.7	24,463	10.9	24,341	11.9
Other	24,584	10.4	25,600	11.4	27,357	13.3
Total	$237,088	100.0%	$224,337	100.0%	$205,397	100.0%

Knee Products. Built on more than three decades of clinical success and proven outcomes, the Optetrak® and Optetrak Logic® total knee systems represent major advancements in knee implant design that address orthopaedic surgeons' concerns for contact stress, patellar tracking, polyethylene wear, joint stability, bone preservation and instrumentation. The Optetrak Logic family of products brings together innovative and intuitive total knee arthroplasty design philosophies into one complete primary knee system. This next generation system combines a patented hi-flex geometry, proprietary net compression molded (NCM) polyethylene inserts, optimized FIT tibial trays, streamlined Optetrak Logic Low Profile Instrumentation (LPI®) and ligament balancing instrumentation, as well as additional sizes to accommodate varying patient anatomies.
2013 marked the launch of ExactechGPS®, guided personalized surgery, the first advanced surgical technology to combine the power of specialized instrumentation and instantaneous data virtualization, intra-operative adjustability and validation for a real-time patient-specific solution in total knee arthroplasty. We continue development of our Optetrak Logic primary knee system by rounding out both our cruciate retaining and posterior-stabilized offerings. Optetrak Logic CR, a unique technology and implant system, enables surgeons to plan and perform a cruciate ligament sparing total knee replacement based on the anatomical and functional integrity of the posterior cruciate ligament. The system features our innovative Posterior Cruciate Referencing Technique (PCRT) and CR Slope® technology. Our Optetrak PS line was enhanced with the Optetrak Logic PSC insert, which provides an easy conversion option from a posterior stabilized insert in surgery. We also introduced the Optetrak Logic CRC cruciate retaining tibial insert. We continue our international expansion of the Optetrak Logic system including the rotating bearing knee, Optetrak Logic RBK®.
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
We recently expanded the scope of our Element stems to include implants with variable neck geometries which address fast-growing markets in the U.S., Asia and Latin America. This prosthesis is designed to recreate the natural biomechanical function of the hip, which may allow for a more bone-conserving femoral neck resection. We expanded our Crown Cup system with the addition of large diameter heads and liners and pilot distribution of InteGrip acetabular augments.
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
We market OpteMx®, a Tri-Calcium Phosphate/Hydroxyapatite based synthetic bone graft substitute, licensed under a non-exclusive U.S. distribution agreement with Biomatlante. Additionally, we market a new platform of Demineralized Bone Matrix products, under the brand name Optecure®. These products were the first products containing human tissue to receive FDA clearance as a medical device. The product also contains a synthetic bioabsorbable polymer carrier material initially licensed from Genzyme Corp. Additionally, a product line extension was introduced to the Optecure brand that combines Demineralized Bone Matrix with additional allograft product within the formulation (Optecure®+CCC).
Our Accelerate® Platelet Concentration System is a means of extracting and concentrating autologous growth factors and fibrinogen from a patient's own blood for point-of-care use by a physician. We also feature the Accelerate Bone Marrow Concentrate system for concentrating mesenchymal stem cells derived from bone marrow to aid in the repair and regeneration of bone.
Additionally, our Biologics division recently launched Ossigen®, a 3D matrix of collagen and an organic bone mineral processed into blocks for surgical implantation for the repair of bony defects in the spine, extremities and pelvis that may be hydrated with autogenous bone marrow at the point of use.
Our spine division was strengthened in 2013 by the addition of a slimmer, sleeker and more streamlined instrumentation for the Silverbolt® MIS Screw System. The Gibralt® Occipital Plate enhanced the Gibralt Spinal System, a comprehensive solution for posterior stabilization and fusion of the cervical and thoracic spine. The Proliant® Pedicle Screw System is designed to provide secure fixation of the thoracolumbar spine while offering surgeons improved speed and ease-of-use. The pedicle screw has a dual lead thread for faster insertion and patented Tightlok® thread pattern that is designed to reduce screw pull out and facilitate fusion. The EZ Set tulip head allows the surgeon to easily position and set the tulip head in any position for rod insertion.

The Gibralt cervical thoracic spine system is a versatile solution that features top-loading polyaxial screws with an EZ Set tulip head and Tightlok thread technology. The system includes hooks, offset connectors and rod-to-rod connectors which can be constructed into a multitude of configurations based on individual patient anatomy. Gibralt works in conjunction with our Proliant and HydraLok pedicle screw systems for a full spine solution.
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
Since the April 2008 acquisition of our French distributor, we have continued the distribution for various medical products through assumed French distribution agreements in the French market that are reported through our Other segment. During 2013, two of these agreements expired although, going forward this is not expected to have a material impact on our operational results.
Marketing and Sales
We market our orthopaedic implant products in the United States through Exactech U.S., Inc. that operates through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives. Internationally, Exactech International Operations markets our products through a network of independent distributors and our wholly owned subsidiaries that distribute products and services in nearly forty countries. The customers for our products are hospitals, surgeons and other physicians and clinics.
We generally have contractual arrangements with our independent sales organizations to grant the exclusive right to sell our products in a specified territory. In turn, we require that the sales organizations meet certain sales quotas. We typically pay our sales agencies a commission based on net sales. We are highly dependent on the expertise and customer service effectiveness of our independent sales force. Our sales organization is managed by Regional Directors of Sales who are assigned to regions throughout the United States. We currently offer our products in all fifty states, Puerto Rico, and the District of Columbia. Our international subsidiaries purchase inventory from the parent company and utilize a network of employees and independent sales representatives to distribute our products and services in their respective territories.
We provide our U.S. sales organizations inventories of our products, which remain in their possession until sold or returned to us. These inventories are necessary for sales representatives to market our products and fill customer orders. Because the size of a particular component for a specific patient is typically not known with certainty until the time of surgery, a minimum of one of each size of each component in the system to be used must be available to the surgeons at the time of each particular surgery. Accordingly, we must incur significant expenditures in order to maintain the necessary levels of inventory. Our failure to maintain required levels of inventory could have a material adverse effect on our operations. Because we must maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity. We review our inventory for obsolescence on a regular basis and record an allowance to reduce the carrying value of our inventory when necessary.

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
Financial Information about Geographic Areas
For the years ended December 31, 2013, 2012, and 2011, international sales accounted for $77.4 million, $78.7 million, and $72.4 million, respectively, representing approximately 33%, 35% and 35%, respectively, of our net sales. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total inventory and long-lived assets held outside the United States as of December 31, 2013 and 2012 was $54.0 million and $53.1 million, respectively.
Manufacturing and Supply
Early in our history, third-party vendors manufactured all of our component parts, while we internally performed product design, quality assurance and packaging. For the past fifteen years, our strategy has been to develop and expand our own internal manufacturing and supply chain capabilities. We have done this through strategically creating state-of-the-art cellular manufacturing processing, utilizing highly automated, computer-aided production and inspection equipment.
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
We currently manufacture approximately 58% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, which is slightly higher than the 57% manufacturing percentage in 2012, and an actual increase in total products manufactured. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2013, 2012 and 2011, we purchased approximately 24%, 22% and 33%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Order backlog is not a material aspect of our business.
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
In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as the Chairman of our Board of Directors. Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by the company to Drs. Petty and Miller. During the year ended December 31, 2013, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.
We also pay royalties to a significant hospital customer, pursuant to a license agreement we entered into for its assistance in the development and promotion of our knee implant systems as well as the training of persons in the use of such systems.
We have an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2013, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 7 to Notes to our Consolidated Financial Statements for further discussion on related party transactions.
Research and Development
During 2013, 2012 and 2011, we expended $17.8 million, $16.8 million, and $13.1 million, respectively, on research and development and we anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and spinal product development.
As an important part of our research and development efforts to improve surgical effectiveness and efficiency, we are a party to a license and distribution agreement with Blue Ortho to bring computer based technology to the surgical techniques used with our products. We launched the knee application of this technology under the trade name Exactech GPS® (Guided Personalized Surgery) during 2013, and intend to develop shoulder and hip applications in the future.
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
Competition
The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources than us. Our largest competitors in the orthopaedic market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. According to “The Orthopaedic Industry Annual Report: 2012 - 2013” for the year ended June 30, 2013, by Orthoworld, Inc., in 2012 these five companies had an estimated 61% of the total orthopaedic market share, including an estimated 86% of the global joint replacement segment.
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

I.	FDA Regulates the Design, Manufacture, and Distribution of Our Medical Devices
The FDA regulates medical devices and classifies medical devices into one of three classes. Devices are subject to varying levels of regulatory control depending on their class. In the United States, a company generally can obtain permission to distribute a new device in two ways. The first applies to Class I and II devices that are substantially equivalent to a device first marketed prior to May 28, 1976 or to another device marketed after that date, but which was substantially equivalent to a pre-May 28, 1976 device. To obtain FDA permission to distribute the device, a company generally must submit a pre-market notification application (a section 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 28, 1976 or post-May 27, 1976 device that was substantially equivalent to a pre-May 28, 1976 device) and permitting commercial distribution of that device for its intended use. If clinical data from human clinical trials are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations. The FDA review process for pre-market notifications submitted pursuant to section 510(k) should take on average about 90 days, but recently it has taken longer and it can take substantially longer if the agency has concerns, and there is no guarantee that the agency will “clear” the device for marketing, in which case the device cannot be distributed in the United States. Nor is there any guarantee that the agency will deem the article subject to the 510(k) process, as opposed to the more rigorous pre-market approval (“PMA”) process described below.
The PMA approval process applies to a new device that is not substantially equivalent to a pre-May 28, 1976 product, is an implantable device, or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to approval as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the company's pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.
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

II.	Medicare Reimbursement Levels Are Uncertain and Subject to Change
Medicare reimburses for medical devices in a variety of ways depending on where and how the device is used. Under Medicare prospective payment system, devices sold to hospitals and used in connection with treating an inpatient are not separately reimbursable by Medicare. Reduction in payments to hospitals under Medicare Part A (inpatient) or restrictions in coverage for those procedures using our devices would adversely affect us. Usually, Medicaid pays less than Medicare, assuming that the state covers the service. In addition, private payers, including managed care payers, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon healthcare providers, e.g., physicians, by private and public payers are expected to continue.
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

III.	We Must Comply with Anticorruption, Anti-Fraud and Abuse Rules Which Are Vigorously Enforced Throughout the World
There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which can result in significant criminal and civil penalties, including exclusion from participation in federal reimbursement programs that can materially affect us. These federal laws include, by way of example, the following:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid in whole or in part by Medicare or other governmental programs;

•
Most countries in which we operate have some form of an anti-corruption law, including the Foreign Corrupt Practices Act in the United States and the UK Bribery Act in the United Kingdom. These laws generally prohibit payments to foreign government officials or others to assist in obtaining or retaining business;

•
The physician self-referral prohibition (Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•
The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•
The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government or federal contractor or grantee (including the Medicare and Medicaid programs); and

•
The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

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
In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. See Item 1A Risk Factors for discussion on our compliance activities related to the Corporate Integrity Agreements with the DOJ and OIG. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.
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
Employees
As of December 31, 2013, we employed 608 full-time employees. We have no union contracts and believe that our relationship with our employees is good.
Executive Officers of the Registrant
Our executive officers, and their ages, as of March 3, 2014, are as follows:

Name	Age	Position
William Petty, M.D	71	Chief Executive Officer and Chairman of the Board
Gary J. Miller, Ph.D	66	Executive Vice President, Research and Development
David W. Petty	47	President and Director
Joel C. Phillips	46	Chief Financial Officer and Treasurer
Bruce Thompson	56	Senior Vice President, General Manager - Biologics and Spine Division
Betty Petty	71	Vice President, Administration and Corporate Secretary
Donna Edwards	41	Vice President, Legal
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
In December 2010, we entered into a Corporate Integrity Agreement, or CIA, with the Office of Inspector General of the United States Department of Health and Human Services. The foregoing agreement resolved the investigation commenced by the Department of Justice in December 2007 into the Company's consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States. The CIA imposes on us certain obligations to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows. The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows.
Our settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the Department of Justice and the publicity surrounding our settlement with the United States Department of Justice and OIG-HHS, other governmental agencies, including state authorities, could conduct their own investigations or institute proceedings, none of which are precluded by terms of our existing settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal False Claims Act, based on new theories or allegations arising from the allegations made by the Department of Justice. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our business may be negatively impacted by economic downturns, which could negatively affect the availability of credit. We rely predominantly on the credit markets and borrowing under our existing credit facility to meet our financial commitments and short-term liquidity needs to the extent that funds are not available from our operations. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility and could make alternative funding, such as our raising of capital through the public or private issuance of equity or debt securities, unavailable on reasonable terms or at all. Our access to funds under our current credit facility is dependent on the ability of the lending banks thereunder to meet their respective funding commitments. If our lenders are unable to obtain funds, whether due to a shortage of liquidity in the banking system or otherwise, then they may not be able to meet their respective funding commitments to us, which would adversely affect our liquidity and cash flows.
Long-term disruptions in the capital and credit market could result from, among other things, global economic uncertainty, changing or increased regulation or failures of significant financial institutions, any of which could adversely affect our liquidity and require that we conserve cash until the markets stabilize or until alternative credit or funding arrangements can be obtained. If we were required to conserve cash due to any such disruption, we could defer capital expenditures and/or reduce or eliminate discretionary uses of cash, which could harm our competitive position and results of operation.
Market disruptions could cause broader economic downturns, which may result in lower demand for our services and an increased number of customers who are unable to pay amounts owed to us. Further, bankruptcies or similar events affecting our customers may cause us to incur increased bad debt expense. These events would adversely impact our results of operations, cash flows and financial position.
Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.
The premarket review, manufacture, marketing, sale and third-party coverage of and payment for our medical devices are subject to significant regulation by various federal agencies and departments, including the United States Department of Justice, the United States Department of Defense, the United States Department of Veterans Affairs, and various agencies within the United States Department of Health and Human Services, including FDA, Office of Inspector General, Centers for Medicare & Medicaid Services, and Office of Civil Rights, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, beginning March 31, 2014, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could have adverse legal consequences. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also affect our business. We anticipate that government and congressional scrutiny of our sector will continue and potentially increase, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance or approval for our new products or enhancements or modifications to existing products. If such clearance or approval is obtained, as the case may be, it may: (1) take significant time; (2) require the expenditure of significant resources; (3) involve costly and extensive clinical and pre-clinical testing, as well as increased post-market surveillance; (4) involve modifications, repairs, or replacements of our products, and (5) result in limitations on the proposed uses of our products. The approved or cleared uses of our products limits how are products can be marketed and may limit third-party coverage of procedures involving our products depending on whether the approved or cleared uses of our products are consistent with the coverage criteria of the third-party payor.
Both before and after a product is commercially released, we have ongoing responsibilities under the Food, Drug, and Cosmetic Act and its implementing regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including, among other things, the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, untitled letters, warning letters, or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight by hiring new investigators and increasing inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin or restrain certain conduct that gave rise to regulatory violations pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend criminal prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may adversely affect our ability to sell our products.
In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program claims for reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with

“off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.
Our failure to comply with rules relating to reimbursement and regulation of health care goods and services may subject us to penalties and adversely impact our reputation and business operations.
Our devices are subject to regulation regarding coverage and cost by non-FDA agencies within HHS, including the Centers for Medicare & Medicaid Services (CMS) as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. Federal government health care laws apply when we submit a claim on behalf of a federal health care program beneficiary, or when a customer submits a claim for an item or service that is reimbursed, in whole or in part, under a federal government-funded health care program, such as Medicare or Medicaid. The principal federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, the primary one of which is the False Claims Act; those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the Anti-Kickback Statute and Anti-Inducement Act; and that which prohibits health care service providers seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.
If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by CMS. If we are excluded from participation based on such an interpretation it could adversely affect our reputation and business operations.
Failure to comply with certain federal laws is particularly acute for us given that we are a party to the Corporate Integrity Agreement under which we agree to independent monitoring of our activities and reporting of those activities that fail to comply with federal law or the Corporate Integrity Agreement.
Device manufacturers may be subject suit under a federal whistleblower statute.
Those who engage in business with the federal government, directly or indirectly, may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits, known as qui tam suits, are authorized under certain circumstances by the False Claims Act and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against us, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our financial condition and operations.
The Patient Protection and Affordable Care Act, enacted on March 23, 2010, has sought to link violations of the Anti-Kickback Statute with violations of the False Claims Act, making it arguably easier for the government or for whistleblowers, acting in the name of the government, to sue device manufacturers under the False Claims Act. Another law, enacted in 2009, attempts to ease some of the other requirements that restricted whistleblower and other False Claims Act suits. Some of these requirements may be retroactive to 2008, but the constitutionality of that provision has yet to be resolved by the Supreme Court.
Quality problems with our processes, goods, and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high-quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share. Moreover, failure to comply with our internal standards may result in the FDA viewing our products as misbranded or adulterated and subject to voluntary or involuntary recall or seizure or other sanctions including criminal and civil penalties.

Healthcare policy changes, including U.S. healthcare reform legislation signed in 2010, may have a material adverse effect on us.
In the U.S. and other countries, sales of our products depend in part upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.
In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. While certain provisions of these acts have been or are being implemented, many will not be implemented until 2014 or later, and therefore, it is difficult to assess the full long-term impact of these laws on our business. Certain adverse effects though are apparent. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We currently estimate that our annual excise tax fee will be within the range of $1.8 to $2.2 million pre-tax. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We must incur significant expenditures in order to maintain relatively high levels of inventory, which can reduce our cash flows.
Because we must maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. If a substantial portion of our inventory became obsolete, then we would experience a material adverse effect on our earnings and cash flows due to the resulting inventory impairment charges and out-of-pocket costs required to replace such inventory.
We rely upon third party suppliers for raw materials and supplies, and such parties' failure to perform would result in increased production costs.
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
The orthopaedic implant industry is subject to competition in the following key areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we compete to obtain and retain regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. Many of our competitors have significantly greater resources than us, and we cannot provide assurance that we will be able to compete successfully, which could have a material adverse effect on our revenues, cash flows and results of operations.

Our success is partially dependent upon our ability to successfully market new and improved products and the failure of the market to accept our new or improved products, or our failure to successfully market these products would adversely impact our revenues, cash flows and results of operations.
The failure of our products to gain market acceptance would likely have a material adverse effect on our revenues, cash flows and results of operations. We cannot provide assurance that our products will gain market acceptance. Future acceptance and use of our products will depend upon a number of factors including, among others:

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
We cannot provide assurance as to the level of protection patents on specific designs and processes will afford us, and, with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.
We cannot provide assurance as to the breadth or degree of protection that existing or future patents, if any, may afford us, that confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak knee system and Equinoxe shoulder system are subject to patents that we license or hold. Due to the relatively large percentage of our revenues attributable to the Optetrak knee and Equinoxe shoulder systems, if it is determined that the holders of these patents do not have sufficient legal rights to the patents, our use of the patents could be compromised, which would have a material adverse effect on our revenues, cash flows, and results of operations.
Our business depends on proprietary technology that we may not be able to protect and which may infringe on the intellectual property rights of others.
Our success depends, in part, on the strength of the intellectual property rights relating to our products and proprietary technology. We cannot assure you that we can obtain patent protection for all of our products, whether in the United States or abroad, or that any protection that is obtained would be effective or would withstand challenges as to validity and enforceability.
We do not currently have patent protection for all of our products. For our unpatented products, the only intellectual property rights that exist at present, if any, are trade secret rights. We cannot assure you that others will not readily ascertain by proper means the unpatented technology used in or embodied by our products, or that others will not independently develop substantially equivalent products or that we can meaningfully protect the rights to unpatented products. We cannot guarantee that our agreements with our employees, consultants, advisors, sub-licensees and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to our products will provide meaningful protection.
It is possible that third parties may assert that our products infringe upon their proprietary rights, and it is virtually impossible for us to be certain that no infringement exists. Furthermore, because we have acquired some of the intellectual property used in our business from third parties, there are inherent uncertainties about the origin and ownership of this intellectual property that could contribute to our infringement exposure.
It is also possible that we may need to acquire additional licenses from third parties in order to avoid infringement. We cannot assure you that any required license would be made available to us on acceptable terms, if at all.
We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's intellectual property rights as well as in enforcing our rights against others; and if we are found to infringe on the intellectual property rights of others, the manufacture, sale and use of our products could be enjoined. Any claims against us, whether such claims are with or without merit, would likely consume a significant amount of management's time and resources. Furthermore, parties who may bring claims against us could have greater resources than we have.
Any of these events could materially harm our cash flow, liquidity, and results of operations.
International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.
Patent law outside the United States is in some cases different than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.
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
We cannot provide assurance we will not face product liability claims that result in substantial liability for which we are not fully insured. A large, successful claim against us, for which we are partially or completely uninsured, could have a material adverse effect on our earnings and cash flows due the cost of defending against such a claim, together with the cost associated with any payment of damages. Even if a product liability claim is meritless, otherwise unsuccessful or not in excess of our insurance coverage limits, our cash available for other purposes, such as research and development, could be adversely affected, causing a material adverse effect on our business and results of operations. Additionally, product liability claims may result in reduced demand for our products, which would have a material adverse effect on our business and results of operations, and could also result in a decline in the market price of our common stock.
We may not be able to secure and maintain adequate levels of product liability insurance coverage on acceptable terms, or at all.
Product liability insurance premiums are volatile. If premiums increase significantly, then our operating costs would increase, which could have a material adverse effect on our earnings and cash flows. We presently carry product liability insurance with coverage in an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage and may not fully cover all potential claims. We may not be able to obtain adequate insurance in the future at an acceptable cost, or at all, which could result in our need to self-insure and otherwise have an adverse effect on our liquidity and results of operations.

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
We depend on independent sales representatives and distributors for the sale and marketing of certain of our products in international markets. Our contracts with distributors generally grant them the exclusive right to market our products in a specified territory and contain particular sales quotas. Our arrangements with our independent sales representatives and distributors typically do not preclude them from selling competitive products. Our success depends in part upon the expertise of our independent sales representatives and distributors and the acceptance of our products by our customers. Our inability to attract and retain qualified sales representatives and distributors would have a material adverse effect on our business, results of operations, financial condition and prospects.
As our international operations have grown, we have transitioned certain of our international sales operations from independent distributors to direct sales operations. During the period of this transition our expenses have increased, and our revenues and related operating profits have been negatively impacted. As the foregoing transition continues, our results of operations could be adversely impacted. If we are unable to effectively manage significant distributor transitions, then we could experience a material adverse effect on our business, results of operations, financial condition and prospects.
We are dependent on third-party technology, the loss of which would harm our business.
Third parties provide us access to technologies that are used in our current products and in products under development. Consequently, we rely upon these third parties to develop, introduce and maintain technologies that continue to enhance our current products and enable us, in turn, to develop our own products on a timely and cost-effective basis to meet changing customer needs and technological trends in the orthopedic industry.  In many cases, we do not have supply contracts with these technology suppliers, and we purchase from them on a purchase order basis; therefore, we do not have guaranteed access to such technologies for the intended lifecycles of the products in which such technologies are incorporated.  Additionally, these technology suppliers may go out of business or may be subject to, among other things, injunctions, interruptions in supply, work stoppages or natural disasters, which prevent them from being able to supply their technologies to us.  Additionally, particular technologies may evolve due to changes in industry standards or changes in the market, and, because we do not have long-term contractual commitments with certain of our technology suppliers, we may not have access to the evolved technologies.  If we could not obtain required technology from a supplier, whether on reasonable terms or at all, our business and results of operations would be materially and adversely affected.
Any impairment in our relationships with the licensors of technologies used in our products would force us to find other developers on a timely basis or develop our own technology, which could cause us to cease sales of the affected product for a significant period of time. For example, we estimate that it would take us from approximately 18 to 24 months to re-engineer and reintroduce a product if we lost our existing licenses to certain technologies used in some of our products.  There is no guarantee that we will be able to obtain the third-party technology necessary to continue to develop and introduce new and enhanced products, that we will obtain third-party technology on commercially reasonable terms or that we will be able to replace third-party technology in the event such technology becomes unavailable, obsolete or incompatible with future versions of our products. We would have severe difficulty competing if we could not obtain or replace the third-party technology used in our products. Any absence or delay in obtaining third-party technology necessary for our products would materially adversely affect our business and operating results.

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
As a result of our growth and intent to acquire businesses we could experience significant strain on internal resources impacting the design and effectiveness of certain internal control processes. As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.
Any of these risks can be greater if an acquisition is large relative to the size of our company. Failure to effectively manage our growth through acquisitions could adversely affect our prospects, business, results of operations and financial condition.
We are dependent on key personnel and the loss of these key personnel, or our inability to hire and retain qualified personnel, could have a material adverse effect on our success.
We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. If Dr. William Petty, our Chief Executive Officer and Chairman, terminates his employment with Exactech for any reason, his absence could have a material adverse effect on our business, results of operation and financial condition. We do not maintain key-man life insurance on key individuals. We expect that our anticipated growth and expansion will place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.
Our business is subject to complex and stringent regulation in the U.S. and internationally.
We are subject to complex and stringent healthcare, manufacturing, environmental, security, labor, employment and other governmental laws and regulations, both in the United States and in the other countries in which we operate. In addition, our business is impacted by laws and regulations that affect global trade, including tariff and trade policies, export requirements, taxes and other restrictions and charges. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new and existing laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the United States or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.
The international component of our business has been growing, and difficulties presented by international economic, political, legal, accounting and business conditions could harm our business, including restrictions under our current credit facility.
The international component of our business expanded over the last number of years. For the years ended December 31, 2013, 2012, and 2011, 33%, 35% and 35% of our total revenues, respectively, were generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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
We are subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.
We must comply with all applicable international trade, export and import laws and regulations of the United States and other countries, and we are subject to export controls and economic sanctions laws and embargoes imposed by the U.S. Government. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. We are also subject to the Foreign Corrupt Practices Act, referred to as the FCPA, and other anti-bribery laws that generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.
Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. We have implemented safeguards and policies to discourage practices by our employees and agents that would violate the FCPA and other applicable laws. However, we cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate.

Violations of these laws and regulations could result in significant fines (up to $2.0 million per violation of the anti-bribery provisions and fines and penalties of up to $25.0 million per violation for violations of the books and records requirements), criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, implementation of compliance programs, exclusion from government programs, prohibitions on the conduct of our business, and our inability to market and sell our products in one or more countries. Additionally, any such violations could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.
Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries. Regulatory burdens of this sort increase our costs and harm our financial results.
Our stock price may be volatile, and you could lose all or part of your investment.
The market price of our common stock on the NASDAQ Global Market has been volatile, fluctuating from a low of $17.74 per share to a high of $25.14 per share during the 52-week trading period ended March 3, 2014, and we may continue to experience significant volatility in the market price of our common stock. Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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
This volatility could cause the market price of our common stock to decrease and could cause shareholders to lose some or all of their investment in our common stock.
Our common shares are thinly traded and, therefore, relatively illiquid.
As of March 3, 2014, we had 13,583,636 common shares outstanding. While our common stock is traded on the NASDAQ Global Market, our stock is thinly traded (approximately 0.19%, or 26,260 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 3, 2014) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the future or, even if it does increase in the future, may not be maintained.
Existing shareholders' interest in us may be diluted by additional issuances of equity securities.
We expect to issue additional equity securities to fund acquisitions and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities we issue may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing shareholders and may reduce the share price of our common stock.
We have not paid, and we do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of common stock only upon the sale of the shares.
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
Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 33% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.
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
Laws, regulations and standards relating to corporate governance and public disclosure are subject to change, and new regulations may be promulgated by the SEC and the securities exchanges, including the NASDAQ Global Market, on which our common stock is or may be listed. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	183,930
Sales office and warehouse	Illkirch, France	5,188

Leased Property
Facility	Location	Square Feet	Annual Rental ($)
Sales Office	Lima, OH	2,327	39,000
Manufacturing Shops	Sarasota, FL	23,125	237,000
International Headquarters and Warehouse	Switzerland	10,344	220,000	(1)
Research Office	Taiwan	1,119	14,000	(1)
Canada Sales Office	Canada	1,120	26,038
Sales Office and Warehouse	England	800	20,000	(1)
Sales Office and Warehouse	Japan	4,599	115,000	(1)
Sales Office and Warehouse	China	2,724	62,000	(1)
Sales Office	France	3,714	38,088	(1)
Sales Offices and Warehouses	Spain	10,047	211,100	(1)
Sales Office and Warehouse	Germany	2,002	27,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2013 exchange rates.
In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.

ITEM 3.     LEGAL PROCEEDINGS
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2013, we had $135,000 accrued for product liability claims, and, as of December 31, 2012, we had $95,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
We continue to comply with the terms of our five year Corporate Integrity Agreement, or CIA, entered into with the Office of the Inspector General of the United States Department of Health and Human Services on December 7, 2010. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2013	High	Low
First Quarter	$20.71	$16.50
Second Quarter	21.16	17.80
Third Quarter	22.12	18.34
Fourth Quarter	24.95	19.43

2012	High	Low
First Quarter	$17.75	$15.50
Second Quarter	17.25	14.42
Third Quarter	18.20	15.19
Fourth Quarter	18.50	15.01
We have paid no cash dividends to date on our common stock. We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including our future earnings, results of operations, capital requirements, financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. Our line of credit with SunTrust Bank limits our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
As of March 3, 2014 we had approximately 199 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2008 to December 31, 2013 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.
The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2008 to December 2013. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Index	2008	2009	2010	2011	2012	2013

Exactech	100.00	102.78	111.73	97.79	100.64	141.10
NASDAQ Stock Market	100.00	143.74	170.17	171.08	202.39	281.91
NASDAQ Medical Equipment Index	100.00	145.84	155.52	178.67	198.90	233.09

ITEM 6.     SELECTED FINANCIAL DATA
The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Statement of Income Data:
Net sales	$237,088	$224,337	$205,397	$190,483	$177,310
Cost of goods sold	73,019	68,731	64,847	63,961	65,002
Gross profit	164,069	155,606	140,550	126,522	112,308
Operating expenses:
Sales and marketing	84,999	81,979	77,243	66,123	55,318
General and administrative	21,149	20,139	21,969	17,622	21,797
Research and development	17,802	16,803	13,059	13,631	11,533
Depreciation and amortization	16,190	15,343	14,455	10,744	8,930
Total operating expenses	140,140	134,264	126,726	108,120	97,578
Income from operations	23,929	21,342	13,824	18,402	14,730
Other income (expense):
Interest expense, net	(1,215)	(1,445)	(1,117)	(636)	(683)
Other income (expense)	138	87	97	64	65
Foreign currency exchange (loss) gain	(444)	(90)	506	391	60
Income before provision for income taxes	22,408	19,894	13,310	18,221	14,172
Provision for income taxes	7,036	7,153	4,484	7,756	5,845
Net income	15,372	12,741	8,826	10,465	8,327
Basic earnings per common share	$1.14	$0.96	$0.67	$0.81	$0.65
Diluted earnings per common share	$1.12	$0.96	$0.67	$0.80	$0.65

(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total current assets	$142,559	$130,218	$119,231	$112,539	$97,468
Total assets	261,842	245,141	232,612	219,993	171,020
Total current liabilities	30,517	31,562	27,068	26,064	23,745
Total long-term debt, net of current portion	33,982	38,447	45,917	41,709	13,015
Total liabilities	69,418	74,244	77,285	74,577	39,267
Total shareholders' equity	192,424	170,897	155,327	145,416	131,753

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
Overview of 2013
During the twelve months ended December 31, 2013, sales increased 6% to $237.1 million from $224.3 million in the comparable twelve months ended December 31, 2012, due to domestic growth. Domestic sales for the year ended December 31, 2013 increased 10%, to $159.6 million from $145.6 million for the same period for 2012, as a percentage of sales domestic sales increased to 67% from 65% for the year ended December 31, 2012. Gross margins remained constant at 69%. Operating expenses during 2013 increased 4% from 2012, and, as a percentage of sales, operating expenses decreased to 59% during 2013 as compared to 60% for the same period in 2012. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage operating costs. Net income for the twelve months ended December 31, 2013 increased 21% to $15.4 million, and diluted earnings per share were $1.12 as compared to $0.96 during 2012.
At the end of 2013, working capital increased 14% to $112.0 million from $98.7 million as of December 31, 2012. The increase in working capital was primarily a result of increased receivables. During the twelve months ended December 31, 2013, we acquired $16.1 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $16.7 million for the year ended December 31, 2013 as compared to net cash flow from operations of $27.5 million during the year ended December 31, 2012. The decrease in operating cash flow was primarily a result of increased accounts receivable balances at the end of 2013, primarily due to the longer payment terms of international sales, as well as the delay in payments from government hospitals in Spain.

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2013 as compared to 2012, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2012 as compared to 2011, and the dollar and percentage change from year to year and the percentage relationship to net sales:

(dollars in thousands)	Years Ended December 31,			2013 – 2012 Inc (decr)		2012 – 2011 Inc (decr)		% of Sales
	2013	2012	2011	$	%	$	%	2013	2012	2011
Net sales	$237,088	$224,337	$205,397	12,751	5.7	18,940	9.2	100.0%	100.0%	100.0%
Cost of goods sold	73,019	68,731	64,847	4,288	6.2	3,884	6.0	30.8	30.6	31.6
Gross profit	164,069	155,606	140,550	8,463	5.4	15,056	10.7	69.2	69.4	68.4
Operating expenses:
Sales and marketing	84,999	81,979	77,243	3,020	3.7	4,736	6.1	35.9	36.5	37.6
General and administrative	21,149	20,139	21,969	1,010	5.0	(1,830)	(8.3)	8.9	9.0	10.7
Research and development	17,802	16,803	13,059	999	5.9	3,744	28.7	7.5	7.5	6.4
Depreciation and amortization	16,190	15,343	14,455	847	5.5	888	6.1	6.8	6.8	7.0
Total operating expenses	140,140	134,264	126,726	5,876	4.4	7,538	5.9	59.1	59.8	61.7
Income from operations	23,929	21,342	13,824	2,587	12.1	7,518	54.4	10.1	9.5	6.7
Other income (expense), net	(1,521)	(1,448)	(514)	(73)	5.0	(934)	181.7	(0.6)	(0.6)	(0.2)
Income before taxes	22,408	19,894	13,310	2,514	12.6	6,584	49.5	9.5	8.9	6.5
Provision for income taxes	7,036	7,153	4,484	(117)	(1.6)	2,669	59.5	3.0	3.2	2.2
Net income	$15,372	$12,741	$8,826	2,631	20.6	3,915	44.4	6.5	5.7	4.3
Sales
Comparison of the years ended December 31, 2013 and 2012
For the year ended December 31, 2013, sales increased 6% to $237.1 million from $224.3 million in the comparable twelve months ended December 31, 2012. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2013 and 2012:

	Years Ended December 31,				% Change	Constant Currency % Change
(in thousands)	2013		2012		2013-2012	2013-2012
Knee	$80,532	34.0%	$81,387	36.3%	(1.1)	0.2
Extremity	65,528	27.6	52,061	23.2	25.9	25.7
Hip	40,958	17.3	40,826	18.2	0.3	2.3
Biologics/Spine	25,486	10.7	24,463	10.9	4.2	3.7
Other	24,584	10.4	25,600	11.4	(4.0)	(3.6)
Total	$237,088	100.0%	$224,337	100.0%	5.7	6.4

The decrease in sales of knee implant products was related to the slowdown of international sales to Latin America in the first quarter of 2013, as well as relatively weaker currency in Japan. Sales of our extremity products increased significantly as we continued the success of our Equinoxe reverse shoulder system. Hip implant sales remained relatively flat as we continued to experience international growth with our Novation Element hip system, offset by the weaker currency in Japan and Europe. Our biologics and spine sales increase resulted from our spine product expansion, offset partially by pricing pressure in our biologics revenues. The decrease in the sales of all other products was related to the expiration of two third party distribution agreements and a reduction in sales of our surgical instrumentation sold outside the United States. Domestically, sales increased 10% to $159.6 million, or 67% of total sales, during the year ended December 31, 2013, up from $145.6 million, which represented 65% of total sales during 2012. Internationally, sales decreased 2% to $77.4 million, representing 33% of total sales, for the year ended December 31, 2013, as compared to $78.7 million, which represented 35% of total sales during 2012. On a constant currency basis, international sales increased approximately 1% during the year ended December 31, 2013, compared to the same period in 2012.
Comparison of the years ended December 31, 2012 and 2011
For the year ended December 31, 2012, sales increased 9% to $224.3 million from $205.4 million in the comparable twelve months ended December 31, 2011. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2012 and 2011:

	Years Ended				% Change	Constant Currency % Change
(in thousands)	December 31, 2012		December 31, 2011		2012-2011	2012-2011
Knee	$81,387	36.3%	$80,088	39.0%	1.6	3.1
Hip	40,826	18.2	33,688	16.4	21.2	22.1
Biologics/Spine	24,463	10.9	24,341	11.9	0.5	1.6
Extremity	52,061	23.2	39,923	19.4	30.4	31.3
Other	25,600	11.4	27,357	13.3	(6.4)	(4.5)
Total	$224,337	100.0%	$205,397	100.0%	9.2	10.5

The increase in sales of knee implant products was related to the market acceptance of our Optetrak Logic system. Sales of our extremity products increased significantly as we continued to penetrate market share with our Equinoxe reverse shoulder system. Hip implant sales increased as we continued to experience market penetration with our Novation Element hip system. Our biologics and spine sales increase was a result of increased spinal revenues worldwide. The decrease in the sales of all other products was related to a reduction in sales of our surgical instrumentation sold outside the United States. Domestically, sales increased 9% to $145.6 million, or 65% of total sales, during 2012, up from $133.0 million, which also represented 65% of total sales during 2011. Internationally, sales increased 9% to $78.7 million, representing 35% of total sales during 2012, as compared to $72.4 million, which was also 35% of total sales during 2011. The international sales increase was primarily attributable to growth in our direct sales operations.
Gross Profit
Gross profit increased 5% to $164.1 million for the year ended December 31, 2013 from $155.6 million for the year ended December 31, 2012. As a percentage of sales, gross profit remained constant at 69% during each of the years ended December 31, 2013 and 2012, as a result of domestic sales growth, which generally carries higher margins than sales in international markets, however, this was offset by the impact of the implementation of the medical device excise tax enacted as part of the health care legislation signed into law in 2010. Gross profit increased 11% to $155.6 million for the year ended December 31, 2012 from $140.6 million for the year ended December 31, 2011. As a percentage of sales, gross profit increased to 69% during the year ended December 31, 2012 as compared to 68% in the same twelve month period in 2011, as a result of continued cost reductions in our internally manufactured products.
Operating Expenses
Total operating expenses increased 4% to $140.1 million in the year ended December 31, 2013 from $134.3 million in the year ended December 31, 2012. As a percentage of sales, total operating expenses decreased to 59% for the twelve months ended December 31, 2013, as compared to 60% for the same period in 2012. The decrease, as a percentage of sales, was primarily due to sales growth outpacing increases in variable selling costs. During 2012, total operating expenses increased 6% to $134.3 million from $126.7 million in the year ended December 31, 2011. As a percentage of sales, total operating expenses decreased to 60% for the twelve months ended December 31, 2012, as compared to 62% for the same period in 2011. The decrease as a percentage of sales was a result of lower compliance costs as well as our focus on reducing operating expenses.

Sales and marketing expenses, the largest component of total operating expenses, increased 4% for the year ended December 31, 2013 to $85.0 million from $82.0 million in the comparable period of December 31, 2012. Sales and marketing expenses, as a percentage of sales, decreased slightly to 36% for the year ended December 31, 2013, from 37% for the year ended December 31, 2012. During 2012, sales and marketing expenses increased 6% to $82.0 million from $77.2 million in the comparable period of December 31, 2011. Sales and marketing expenses, as a percentage of sales, decreased slightly to 37% for the year ended December 31, 2012, from 38% for the year ended December 31, 2011. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for 2014.
General and administrative expenses increased 5% to $21.1 million in the twelve months ended December 31, 2013 from $20.1 million in the twelve months ended December 31, 2012, which included $2.3 million in compliance expenses for each of the twelve month periods. As a percentage of sales, general and administrative expenses remained at 9% for each of the twelve months ended December 31, 2013 and 2012. General and administrative expenses decreased 8% to $20.1 million in the twelve months ended December 31, 2012 from $22.0 million in the twelve months ended December 31, 2011, which included the $2.3 million and $4.5 million in compliance expenses for each of the periods, respectively. As a percentage of sales, general and administrative expenses decreased to 9% for the twelve months ended December 31, 2012, as compared to 11% in the year ended December 31, 2011. General and administrative expenses for 2014 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 6% for the year ended December 31, 2013 to $17.8 million from $16.8 million for 2012. As a percentage of sales, research and development expenses increased to 8% for the twelve months ended December 31, 2013 from 7% for the comparable period last year. The increase was primarily due to increased testing and product development expenses related to our Exactech GPS, advanced surgical technology. Research and development expenses increased 29% for the year ended December 31, 2012 to $16.8 million from $13.1 million for 2011. As a percentage of sales, research and development expenses increased to 7% during 2012 from 6% for 2011. The 2012 increase was due primarily to increased design and development activities, including our cartilage repair development project. We anticipate research and development expenditures, as a percentage of sales, to range from 7% to 8% of sales during 2014.
Depreciation and amortization increased 6% to $16.2 million during the year ended December 31, 2013 from $15.3 million in the twelve months ended December 31, 2012, as a result of our continued investment in surgical instrumentation. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2013 and 2012. Total capital expenditure investment for 2013 was $16.5 million, which included $11.8 million of surgical instrumentation placed in service and approximately $0.4 million spent for product licenses, patents and trademarks during the twelve months of 2013. During 2012, depreciation and amortization increased 6% to $15.3 million from $14.5 million in 2011. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2012 and 2011. Total capital expenditure investment for 2012 was $22.4 million, which included $17.9 million of surgical instrumentation placed in service and approximately $1.4 million spent for patents and trademarks.
Income from Operations
Our income from operations increased 12% to $23.9 million, or 10% of sales in the year ended December 31, 2013 from $21.3 million, or 10% of sales in the twelve month period ended December 31, 2012. The increase in our income from operations was a result of our sales growth, and continued efforts to leverage our existing cost structures. During 2012, our income from operations increased 54% to $21.3 million, or 10% of sales from $13.8 million, or 7% of sales in 2011. Looking forward, we expect operating expenses to increase slightly slower than sales growth, and we anticipate income from operations to expand to the range of 10.5% to 11.5% for 2014.
Other Income and Expenses
We had other expenses, net of other income, of $1.5 million during the year ended December 31, 2013, as compared to other expenses, net of other income of $1.4 million in the twelve months ended December 31, 2012. The increase to net other expenses was primarily due to the foreign currency loss of $0.4 million for 2013 from a net foreign currency loss of $0.1 million for 2012. Partially offsetting the increase was net interest expense, which decreased for the twelve months ended December 31, 2013 to $1.2 million from $1.4 million during the twelve months ended December 31, 2012, due to decreased full year average borrowing under our line of credit facility. During 2012, we incurred other expenses, net of other income, of $1.4 million, as compared to other expenses, net of other income of $0.5 million during 2011. The 2012 increase to net other expenses was due to the net foreign currency loss of $0.1 million for 2012 compared to a foreign currency gain of $0.5 million for 2011, as well as a net interest expense increase to $1.4 million from $1.1 million during 2011. Net foreign currency activities during the twelve months ended December 31, 2012 consisted of $0.2 million in foreign currency transaction gains, offset by the realized loss of $0.3 million from our forward currency option hedge.
Taxes and Net Income
Income before provision for income taxes increased 13% to $22.4 million in the year ended December 31, 2013 from $19.9 million in the same period in 2012. The effective tax rate, as a percentage of income before taxes, was 31% for the twelve months ended December 31, 2013 and 36% for the same twelve month periods in 2012. The decrease in the effective tax rate for the year ended December 31, 2013 was primarily due to the retroactive renewal of the 2012 research and development tax credit that was enacted on January 2, 2013, and as such, the entire credit of $0.6 million was recognized in the first quarter of 2013. During the full year 2014, we anticipate an effective tax rate of 33 to 34% as the research and development tax credit has expired. As a result of the foregoing, we realized net income of $15.4 million in the year ended December 31, 2013, an increase of 21% from $12.7 million in the twelve months ended December 31, 2012. As a percentage of sales, net income increased to 6.5% from 5.7% during the year ended December 31, 2012. Earnings per share, on a diluted basis, increased to $1.12 for the twelve months ended December 31, 2013, from $0.96 for the twelve months ended December 31, 2012. Income before provision for income taxes increased 49% to $19.9 million in the year ended December 31, 2012 from $13.3 million in the same period in 2011. The effective tax rate, as a percentage of income before taxes, was 36% for the twelve months ended December 31, 2012 and 34% for the same twelve month periods in 2011. The increase in the effective tax rate for 2012 was primarily due to the tax impact of the research and development tax credit that was effective for 2011 as opposed to having expired during 2012, and the change in estimate of the non-deductible portion of the 2010 DOJ settlement. Formerly, we anticipated that $0.6 million of the settlement was non-deductible and, as a result of IRS discussions with the DOJ in the second quarter of 2012, pursuant to an IRS audit being conducted for tax years 2009 through 2011, it was clarified that $1.3 million of this settlement was non-deductible resulting in $0.3 million of additional tax liability. As a result of the foregoing, we realized net income of $12.7 million in the year ended December 31, 2012, an increase of 44% from $8.8 million in the twelve months ended December 31, 2011. As a percentage of sales, 2012 net income increased to 6% from 4% during the year ended December 31, 2011. Earnings per share, on a diluted basis, increased to $0.96 for the twelve months ended December 31, 2012, from $0.67 for the twelve months ended December 31, 2011.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At December 31, 2013, we had working capital of $112.0 million, an increase of 14% from $98.7 million at the end of 2012. Working capital in 2013 increased primarily as a result of an increase in our current receivables balance. Inventory and surgical instrumentation increases were impacted by the $1.8 million incurred for the medical device excise tax during December 31, 2013. We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt.
Operating Activities – Operating activities provided net cash of $16.7 million in the twelve months ended December 31, 2013, as compared to net cash from operations of $27.5 million during the twelve months ended December 31, 2012. A primary contributor to this change related to the increase in accounts receivable of $11.1 million during the year ended December 31, 2013, compared to an increase of $2.3 million during the same period ended December 31, 2012, as a result of our distribution operation in Spain, which continued to experience increases in total accounts receivable due to government payment levels. Delayed accounts receivable payments in Spain also occurred in 2011 and 2012, and similar to 2012, the government confirmed receivables and notified us that payments of those confirmed receivables would begin during the first quarter of 2014. During February 2014 we received approximately €9.4 million from the confirmed government hospitals. Our allowance for doubtful accounts and sales returns remained relatively flat at $1.0 million at both December 31, 2013 and 2012, The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 81 for the twelve months ended December 31, 2013, which increased from a ratio of 75 for the year ended December 31, 2012, primarily as a result of the delayed payments in Spain. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. During 2013, the increase in inventory used net cash of $9.7 million as compared to $8.0 million during 2012, as a result of our continued product line expansion and continued growth within existing markets.

Investing Activities - Investing activities used net cash of $15.7 million for the year ended December 31, 2013, as compared to $22.2 million for the year ended December 31, 2012. The decrease was due to a reduction of purchases of property and equipment. Our cash outlays for surgical instrumentation, manufacturing equipment and facility expansion was $14.9 million, and $0.4 million for purchases of patents, trademarks and product licenses during the year ended December 31, 2013, as compared to $20.7 million for purchases of surgical instrumentation, manufacturing equipment and facility expansion, and $1.4 million for purchases of patents, trademarks and product licenses during the same period of 2012.
During 2013, we invested $1.4 million in ongoing license, milestone and research payments to Blue Ortho related to the Guided Personalized Surgery knee technology.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2013, we had paid approximately $2.1 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.
Financing Activities - Financing activities used net cash of $0.8 million for the year ended December 31, 2013, as compared to using net cash of $4.3 million for the year ended December 31, 2012, primarily due to cash proceeds from issuance of stock offsetting the reduction in total outstanding debt. In 2013, we had net debt repayments of $4.1 million as compared to net repayments of $5.5 million in 2012. Proceeds from the exercise of stock options provided cash of $3.4 million for the year ended December 31, 2013, as compared to $1.9 million for the year ended December 31, 2012, with the proceeds used to reduce the outstanding balance under our line of credit.
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
Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus 0.50% per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus 1.00% per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The Credit Agreement expires on February 24, 2017.
The $30.0 million term loan is subject to amortization and is payable in quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. On May 15, 2012, pursuant to the terms of the Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap became effective on September 30, 2013, matures on February 28, 2017, and fixed the variable interest rate component of the term loan at 1.465% plus the applicable base rate for the $27.0 million of the term loan balance that was outstanding on the effective date.
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of December 31, 2013, we were in compliance with all financial covenants.
Other Commitments and Contingencies
At December 31, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.0 million and outstanding commitments for the purchase of capital equipment of $5.9 million, which includes $3.5 million of open capital equipment purchase commitments related to the Blue Ortho license agreement. Purchases under our distribution agreements were $8.3 million during the year ended December 31, 2013.
Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations at December 31, 2013 (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Term loan	$26,250	$3,000	$6,000	$17,250	$—
Line of credit	10,732	—	—	10,732	—
Interest on long-term debt (1)	2,673	986	1,627	60	—
Operating leases	5,233	1,857	2,398	838	140
Capital Lease minimum lease payments	280	117	157	6	—
Other long-term obligations	250	—	250	—	—
Purchase obligations (2)	22,080	20,880	1,200	—	—
	$67,498	$26,840	$11,632	$28,886	$140

(1)
Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2013, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)
Purchase obligations include commitments with Blue Ortho, under the license and distribution agreement, for $3.5 million in capital expenditure commitments and $1.1 million in future milestone payments. The milestone payment due dates are estimated based on assumed completion dates, however, this timeline is dependent on completion of certain milestones and the actual timeline could differ from the estimated timeline.

Off-Balance Sheet Arrangements
At December 31, 2013, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.
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
Allowance for Doubtful Accounts and Sales Returns - Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2013, our allowance for doubtful accounts was $0.6 million as compared to $1.0 million at December 31, 2012, which decreased as a result of our improvement in our collection activities. As a percentage of accounts receivable, the allowance decreased to 1.0% as compared to 2.0% at the prior year end. At December 31, 2013, our allowance for sales returns was $0.4 million compared to $47,000 at December 31, 2012, as a result of an expected sales return from an independent distributor in the European market.
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
Excess and Obsolete Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances, when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2013, 2012, and 2011 were $2.8 million, $0.9 million, and $0.6 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2013, we determined that $11.1 million of inventory should be classified as non-current, as compared to $5.4 million as of December 31, 2012.

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
Subsidiary Consolidation - Our wholly owned subsidiaries, Exactech Asia, Exactech (UK), Ltd, Exactech KK (Japan), Exactech France, Exactech Iberica, Exactech Deutschland, Exactech Taiwan, Exactech U.S., Inc., and Exactech International Operations, AG are fully consolidated after all material intercompany transactions and balances have been eliminated.
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
The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2013, we do not have any liability for uncertain tax positions that requires recognition in the consolidated financial statements.
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
Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1.5 million, $1.5 million, and $1.4 million and income tax benefit of $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Recent Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.4 million for 2014.
At December 31, 2013, we had two interest-rate swap agreements outstanding that convert variable-rate interest to fixed-rate interest based on one-month and three-month LIBOR. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swaps to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swaps. We believe that the amounts presented approximate the financial instruments’ fair market value as of December 31, 2013, and the weighted average interest rates are those experienced during the year to date ended December 31, 2013:

(in thousands, except percentages)	2014	2015	2016	2017	Thereafter	Total
Liabilities
Term loan at variable interest rate	$3,000	$3,000	$3,000	$17,250	$—	$26,250
Weighted average interest rate	2.2%
Line of credit at variable interest rate	—	—	—	10,732	—	10,732
Weighted average interest rate	1.90%

Interest Rate Swaps
Notional amount		4,000		27,000
Fixed rate interest		6.6%		3.0%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the year ended December 31, 2013, translation gains were $0.8 million, which were primarily due to the weakening of the EUR and the JPY. During the year ended December 31, 2012, translation losses were $0.2 million.
The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized a currency transaction loss of $0.4 million for the year ended December 31, 2013 and a currency transaction gain of $0.1 million for the same period in 2012, respectively, which was primarily due to the effect of our European and Japanese expansions and the weakening of the EUR and JPY as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Company listed in Item 15(e). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Charlotte, North Carolina
March 6, 2014

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,011	$5,838
Accounts receivable, net of allowances of $993 and $1,012	59,109	48,073
Prepaid expenses and other assets, net	2,865	2,877
Income taxes receivable	1,331	502
Inventories – current	71,590	70,699
Deferred tax assets – current	1,653	2,229
Total current assets	142,559	130,218
PROPERTY AND EQUIPMENT:
Land	2,215	2,211
Machinery and equipment	35,439	33,158
Surgical instruments	95,902	85,115
Furniture and fixtures	4,200	3,858
Facilities	19,187	18,033
Projects in process	852	643
Total property and equipment	157,795	143,018
Accumulated depreciation	(76,127)	(61,586)
Net property and equipment	81,668	81,432
OTHER ASSETS:
Deferred financing and deposits, net	870	866
Non-current inventories	11,100	5,410
Product licenses and designs, net	9,457	10,534
Patents and trademarks, net	2,005	2,217
Customer relationships, net	669	1,108
Goodwill	13,514	13,356
Total other assets	37,615	33,491
TOTAL ASSETS	$261,842	$245,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,254	$14,773
Income taxes payable	39	2,188
Accrued expenses and other liabilities	10,974	11,726
Other current liabilities	250	250
Current portion of long-term debt	3,000	2,625
Total current liabilities	30,517	31,562
LONG-TERM LIABILITIES:
Deferred tax liabilities	4,200	3,186
Line of credit	10,732	12,197
Long-term debt, net of current portion	23,250	26,250
Other long-term liabilities	719	1,049
Total long-term liabilities	38,901	42,682
Total liabilities	69,418	74,244
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 13,576,910 and 13,331,888 shares issued and outstanding	136	133
Additional paid-in capital	69,175	63,918
Accumulated other comprehensive loss	(3,902)	(4,797)
Retained earnings	127,015	111,643
Total shareholders’ equity	192,424	170,897
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,842	$245,141

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands, except per share amounts)

	2013	2012	2011
NET SALES	$237,088	$224,337	$205,397
COST OF GOODS SOLD	73,019	68,731	64,847
Gross profit	164,069	155,606	140,550
OPERATING EXPENSES:
Sales and marketing	84,999	81,979	77,243
General and administrative	21,149	20,139	21,969
Research and development	17,802	16,803	13,059
Depreciation and amortization	16,190	15,343	14,455
Total operating expenses	140,140	134,264	126,726
INCOME FROM OPERATIONS	23,929	21,342	13,824
OTHER INCOME (EXPENSE):
Interest income	8	11	8
Other income	138	87	97
Interest expense	(1,223)	(1,456)	(1,125)
Foreign currency (loss) gain, net	(444)	(90)	506
Total other income (expense)	(1,521)	(1,448)	(514)
INCOME BEFORE INCOME TAXES	22,408	19,894	13,310
PROVISION FOR INCOME TAXES
Current	5,516	6,964	7,819
Deferred	1,520	189	(3,335)
Total provision for income taxes	7,036	7,153	4,484

NET INCOME	$15,372	$12,741	$8,826

BASIC EARNINGS PER SHARE	$1.14	$0.96	$0.67

DILUTED EARNINGS PER SHARE	$1.12	$0.96	$0.67

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011
Net Income	$15,372	$12,741	$8,826
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	137	(318)	31
Change in currency translation	758	(207)	(1,778)
Other comprehensive income (loss), net of tax	895	(525)	(1,747)
Comprehensive income	$16,267	$12,216	$7,079

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2010	13,028	$130	$57,735	$90,076	$(2,525)	$145,416

Net income	—	—	—	8,826	—	8,826
Change in fair value of cash flow hedge, net of tax	—	—	—	—	31	31
Change in currency translation	—	—	—	—	(1,778)	(1,778)
Exercise of stock options	67	1	600	—	—	601
Issuance of restricted common stock for services	16	—	275	—	—	275
Issuance of common stock under Employee Stock Purchase Plan	42	1	579	—	—	580
Compensation cost of stock options	—	—	1,406	—	—	1,406
Tax impact on stock awards	—	—	(30)	—	—	(30)
Balance December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327

Net income	—	—	—	12,741	—	12,741
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(318)	(318)
Change in currency translation	—	—	—	—	(207)	(207)
Exercise of stock options	120	1	1,325	—	—	1,326
Issuance of restricted common stock for services	18	—	295	—	—	295
Issuance of common stock under Employee Stock Purchase Plan	40	—	565	—	—	565
Compensation cost of stock options	—	—	1,494	—	—	1,494
Tax impact on stock awards	—	—	(326)	—	—	(326)
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897

Net income	—	—	—	15,372	—	15,372
Change in fair value of cash flow hedges, net of tax	—	—	—	—	137	137
Change in currency translation	—	—	—	—	758	758
Exercise of stock options	186	2	2,837	—	—	2,839
Issuance of restricted common stock for services	18	—	345	—	—	345
Issuance of common stock under Employee Stock Purchase Plan	42	1	595	—	—	596
Compensation cost of stock options	—	—	1,549	—	—	1,549
Tax impact on stock awards	—	—	(69)	—	—	(69)
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$15,372	$12,741	$8,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	505	(335)	619
Inventory allowance	2,838	915	570
Depreciation and amortization	17,593	16,826	16,116
Restricted common stock issued for services	345	295	275
Compensation cost of stock awards	1,549	1,494	1,406
Loss on disposal of equipment	636	1,449	730
Loss on disposal of trademarks and patents	23	112	—
Foreign currency option loss	—	330	—
Foreign currency exchange loss (gain)	444	(240)	(506)
Deferred income taxes	1,520	189	(3,335)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(11,093)	(2,318)	(7,510)
Prepaids and other assets	14	1,804	(1,081)
Inventories	(9,690)	(8,034)	1,166
Accounts payable	910	1,349	(1,599)
Income taxes receivable/payable	(2,978)	(2,315)	5,551
Accrued expense & other liabilities	(1,301)	3,249	(828)
Net cash provided by operating activities	16,687	27,511	20,400
INVESTING ACTIVITIES:
Purchases of property and equipment	(15,303)	(20,821)	(23,726)
Proceeds from sale of property and equipment	1	1	1
Purchase of patents and trademarks	(88)	(428)	—
Purchase of product licenses and designs	(325)	(969)	(859)
Net cash used in investing activities	(15,715)	(22,217)	(24,584)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(1,465)	(30,213)	4,854
Principal payments on debt	(2,625)	(5,280)	(1,064)
Proceeds on term loan	—	30,000	—
Payments on capital leases	(81)	(78)	(31)
Debt issuance costs	(15)	(580)	(5)
Excess tax benefit from exercise of stock options	—	—	30
Proceeds from issuance of common stock	3,435	1,891	1,181
Net cash (used in) provided by financing activities	(751)	(4,260)	4,965
Effect of foreign currency translation on cash and cash equivalents	(48)	141	(53)
NET INCREASE IN CASH AND CASH EQUIVALENTS	173	1,175	728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,838	4,663	3,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,011	$5,838	$4,663
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,008	$1,265	$1,024
Income taxes	8,897	8,859	2,401
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	137	(318)	31
Estimated sales and use tax liability	—	—	87
Capitalized lease additions	6	146	275
Purchase of equipment payable	818	—	—
Purchase guarantee payable	—	—	420

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	ORGANIZATION
Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in more than thirty international markets through a network of independent distributors and wholly owned subsidiaries through our international headquarters, Exactech International Operations based in Bern, Switzerland. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK, in France through Exactech France, in Spain through Exactech Iberica, and in Germany through Exactech Deutschland. We also maintain a research operation through Exactech Taiwan.

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

Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. Charges for the years ended December 31, 2013, 2012, and 2011 were $2.8 million, $0.9 million, and $0.6 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify our estimate of such inventory as non-current.
The following table summarizes our classifications of inventory as of December 31,:

(in thousands)	2013	2012
Raw materials	$19,668	$16,527
Work in process	1,178	1,490
Finished goods on hand	26,474	23,025
Finished goods on loan/consignment	35,370	35,067
Inventory total	82,690	76,109
Non-current inventories	11,100	5,410
Inventories, current	$71,590	$70,699

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $15.5 million, $14.8 million, and $14.0 million, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition - For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2013 and 2012, our allowance for sales returns was $0.4 million and $47,000, respectively. The increase in the sales return allowance is a result of an expected sales return from an independent distributor in the European market. Prices for international sales are fixed, and there are no incentives or contingent discounts offered.

Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs - Deferred financing costs of $0.6 million and $0.7 million are stated net of amortization of $0.2 million and $0.2 million at December 31, 2013 and 2012, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

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

Other Taxes - Taxes assessed by a governmental authority that are imposed concurrent with our revenue transactions with customers are presented on a net basis in our consolidated statements of income. We have completed an assessment of our nexus for sales and use tax purposes in all states, and continue to evaluate changes in tax laws, and we believe that we are currently in compliance.

Accrued Expenses - Accrued expenses as of December 31, 2013 and 2012 consist of the following:

(in thousands)	2013	2012

Commissions payable	$3,755	$3,320
Compensation payable	4,498	6,373
Royalties payable	1,985	1,487
Miscellaneous accrued expenses	736	546
	$10,974	$11,726

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

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. See Note 10 - Common Shareholders' Equity for additional information regarding our stock option awards, including the employee stock purchase plan, or ESPP.
Hedging Activities and Foreign Currency Transactions
Hedging Activities - We account for derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and have determined the interest rate swaps to be effective. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of our interest rate swap agreements are based on dealer quotes, and include adjustments for nonperformance risk. The change in fair value is recorded in the consolidated balance sheet as accumulated other comprehensive income of $0.1 million as of December 31, 2013, and accumulated other comprehensive loss of $0.3 million as of December 31, 2012.
Foreign Currency Transactions - The following table provides information on the components of our foreign currency activities recognized in the Consolidated Statements of income for the years ended December 31,:

(in thousands)	2013	2012	2011
Foreign currency transactions (loss) gain, net	$(444)	$240	$506
Forward currency option loss	—	(330)	—
Foreign currency (loss) gain, net	$(444)	$(90)	$506

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in a currency that differs from the functional currency, are included in income as they occur, as other income (expense) in the Consolidated Statements of Income.
Forward Currency Option – In September 2012, we terminated a forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that expired on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. During 2012, we realized a loss on the Consolidated Statements of Income related to the termination of this instrument.
Foreign Currency Translation - We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the twelve months ended December 31, 2013, translation gains were $0.8 million, which were primarily due to the weakening of the JPY and EUR. During the twelve months ended December 31, 2012, translation losses were $0.2 million, which were a result of the strengthening of the EUR and GBP. We may experience translation gains and losses during the year ending December 31, 2014; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss) - Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2011	$(103)	$(4,169)	$(4,272)
2012 Adjustments	(318)	(207)	(525)
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)
2013 Adjustments	137	758	895
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)

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
New Accounting Pronouncements - In February 2013, the FASB issued guidance to require additional disclosure relating to the reclassification of items out of accumulated other comprehensive income. The guidance requires an entity to present reclassifications from accumulated other comprehensive loss to net income either on the face of the statements or in the notes to the consolidated financial statements. The amendment will not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of this updated authoritative guidance did not have an impact on our consolidated financial statements.
In March 2013, the FASB amended its guidance with respect to the release of cumulative translation adjustments into net income when a parent sells either a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The update also provides guidance for the acquisition in stages of a controlling interest in a foreign entity. The guidance update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of this updated authoritative guidance did not have an impact on our consolidated financial statements.
In July 2013, the FASB issued guidance to require an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on our consolidated financial statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013
Interest rate swaps	$475	$—	$475	$—

At December 31, 2012
Interest rate swaps	$701	$—	$701	$—

The fair value of our interest rate swap agreements are based on dealer quotes, and are recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swaps on a quarterly basis, and, for the period ended December 31, 2013, we have determined the interest rate swaps to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2013 and 2012:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2012	$3,723	$629	$7,553	$432	$939	$13,276
Foreign currency translation effects	36	14	—	9	21	80
Balance as of December 31, 2012	3,759	643	7,553	441	960	13,356
Foreign currency translation effects	71	27	—	18	42	158
Balance as of December 31, 2013	$3,830	$670	$7,553	$459	$1,002	$13,514

During the fourth quarter of 2013 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2013 and 2012:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2013
Product licenses and designs	$15,522	$6,065	$9,457	10.1
Patents and trademarks	4,777	2,772	2,005	14.0
Customer relationships	3,168	2,499	669	6.9

Balance at December 31, 2012
Product licenses and designs	$15,259	$4,725	$10,534	10.1
Patents and trademarks	4,689	2,472	2,217	13.9
Customer relationships	3,117	2,009	1,108	6.9

Our product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years. We recognized amortization expense on our intangible assets of $2.1 million, $2.0 million, and $2.1 million for the three years ended December 31, 2013, 2012 and 2011, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets:

	Year ending December 31,
(in thousands)	2014	2015	2016	2017	2018
Product licenses and designs	$1,266	$1,240	$1,200	$1,106	$582
Patents and trademarks	303	277	268	231	210
Customer relationships	457	119	59	34	—

5.	INCOME TAX
The provision for income taxes consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$3,083	$4,755	$6,369
State	1,598	662	802
Foreign	835	1,547	648
Total current	5,516	6,964	7,819

Deferred:
Federal	1,294	720	(3,848)
State	264	117	(45)
Foreign	(38)	(648)	558
Total deferred	1,520	189	(3,335)
Total provision for income taxes	$7,036	$7,153	$4,484

The components of income before income taxes were as follows (in thousands):

	2013	2012	2011
United States	$17,157	$13,632	$10,711
Foreign	5,251	6,262	2,599
Total	$22,408	$19,894	$13,310

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	5.8	2.7	3.5
Effect of rates different than statutory	(5.7)	(9.5)	(11.5)
Valuation allowance on net operating loss carry forwards	0.6	(0.5)	11.0
Prior period audit adjustment	—	4.6	—
Other	(4.3)	3.7	(4.3)
	31.4%	36.0%	33.7%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Basis difference in property and equipment	$11,420	$9,104
Basis difference in intangibles	848	1,304
Other	1	13
Gross deferred tax liabilities	12,269	10,421

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	1,999	1,257
Inventory basis difference	3,560	3,836
Non-qualified stock options	980	898
Loss carry forwards	8,380	9,219
Valuation allowance on net operating loss carry forwards	(5,197)	(5,746)
Gross deferred tax assets	9,722	9,464
Net deferred tax liabilities	$2,547	$957

At December 31, 2013, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $25.9 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset. The deferred tax asset was $8.4 million as of December 31, 2013 and $9.2 million as of December 31, 2012. Valuation allowances for net operating loss carry forwards have been established in the amount of $5.2 million and $5.7 million at December 31, 2013 and 2012, respectively. This deferred tax asset and associated valuation allowance have been recorded based on the statutory expiration of the available net operating losses. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.
During the year ended December 31, 2013, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and reserves, depreciation of property and equipment, and net operating losses in certain subsidiaries. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be indefinitely reinvested or can be recovered in a tax-free manner.
At December 31, 2013, we had an aggregate of approximately $19.5 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.
During the year ended December 31, 2012, the Internal Revenue Service concluded an audit of our U.S. federal income tax returns for the years ended December 31, 2009 through December 31, 2011. As a result of this audit, we reached a settlement with the Internal Revenue Service on our previously unrecognized tax benefits, among other issues. The audit resulted in $1.3 million of additional tax liabilities for the three year audit period which were recognized in the year ended December 31, 2012.
As of December 31, 2013, management determined there were no unrecognized tax benefits that require recognition in the consolidated financial statements. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense.
We file income tax returns in the United States, various states, and foreign jurisdictions. Our U.S. federal return for the years ended December 31, 2013 and 2012 are open to examination. Our state and foreign income tax returns are generally open for examination for a period of three to five years after the filing of the return. Currently, we are not under audit in our federal or foreign jurisdictions. We are currently under audit by the states of Maryland and Minnesota for the periods ending December 31, 2009 through 2011. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

6.	DEBT
Debt consisted of the following as of December 31,:

(in thousands)	2013	2012
Term loan payable in quarterly principal installment of $375, from June 2012 to March 2013, and quarterly principal installments of $750, from June 2013 to December 2016. Variable interest rate at 2.97% as of 12/31/2013, a component of which is fixed by a swap agreement with the lender at 1.47% as a cash flow hedge.	26,250	28,875
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA (1.92% as of 12/31/2013), a portion of which is fixed by an existing swap agreement with the lender at 6.61% as a cash flow hedge.	10,732	12,197
Total debt	36,982	41,072
Less current portion	(3,000)	(2,625)
	$33,982	$38,447

The following is a schedule of debt maturities as of December 31, 2013 (in thousands):

2014	$3,000
2015	3,000
2016	3,000
2017	27,982
2018	—
Thereafter	—
$36,982

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
Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The base rate is the highest of (i) the rate which the Administrative Agent announces from time to time as its prime lending rate, (ii) the Federal Funds rate, as in effect from time to time, plus 0.50% per annum and (iii) the Eurodollar Rate determined on a daily basis for an Interest Period of one (1) month, plus 1.00% per annum. The Eurodollar Rate is the London interbank offered rate for deposits in U.S. Dollars for approximately a term comparable to the applicable interest period (one, two, three or six months, at our election), subject to adjustment for any applicable reserve percentages. The index rate is the rate equal to the offered rate for deposits in U.S. Dollars for a one (1) month interest period, as appears on the Bloomberg reporting service, or such similar service as determined by the Administrative Agent that displays British Bankers’ Association interest settlement rates for deposits in Dollars, subject to adjustment for any applicable reserve percentages. The applicable margin is based upon our leverage ratio, as defined in the Credit Agreement, and ranges from 0.50% to 1.25% in the case of base rate loans and 1.50% to 2.25% in the case of index rate loans and Eurodollar loans. We must also pay a commitment fee to the Administrative Agent for the account of each lender, which, based on our leverage ratio, accrues at a rate of 0.20% or 0.25% per annum on the daily amount of the unused portion of the revolving loan. The Credit Agreement expires on February 24, 2017.
The $30.0 million term loan is subject to amortization and is payable in quarterly principal installments of $375,000 during the first year of the five-year term and quarterly principal installments of $750,000 during the remaining years of the term, with any outstanding unpaid principal balance, together with accrued and unpaid interest, due at the expiration of the term. On May 15, 2012, pursuant to the terms of the Credit Agreement we entered into an interest rate swap agreement with the Administrative Agent as a cash flow hedge. The swap became effective on September 30, 2013, matures on February 28, 2017, and fixed the variable interest rate component of the term loan at 1.465% plus the applicable base rate for the $27.0 million of the term loan balance that was outstanding on the effective date.
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of December 31, 2013, we are in compliance with all financial covenants.

7.	RELATED PARTY TRANSACTIONS
We have an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques, and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2013, 2012 and 2011, as compensation under the consulting agreement.
We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of the Company's net sales of such products outside the United States. During each of the years ended December 31, 2013, 2012 and 2011, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

8.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2013, we had $135,000 accrued for product liability claims, and, as of December 31, 2012, we had $95,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
We continue to comply with the terms of our five year Corporate Integrity Agreement, or CIA, entered into with the Office of the Inspector General of the United States Department of Health and Human Services on December 7, 2010. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.
Purchase Commitments
At December 31, 2013, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.0 million and outstanding commitments for the purchase of capital equipment of $5.9 million, which includes $3.5 million of open capital equipment purchase commitments related to the Blue Ortho license agreement. Purchases under our distribution agreements were $8.3 million during the year ended December 31, 2013.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2013, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.

9.	PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Our total contributions to this plan during the years ended December 31, 2013, 2012 and 2011 were $1.1 million, $1.0 million and $0.9 million, respectively.

10.	SHAREHOLDERS’ EQUITY
Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	2013			2012			2011
	Income (Numera tor)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numera tor)	Shares (Denominator)	Per Share
Net income	$15,372			$12,741			$8,826
Basic EPS:
Net income available to common shareholders	$15,372	13,462	$1.14	$12,741	13,232	$0.96	$8,826	13,098	$0.67
Effect of dilutive securities:
Stock options		221			85			114
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$15,372	13,683	$1.12	$12,741	13,317	$0.96	$8,826	13,212	$0.67

For the year ended December 31, 2013, weighted average options to purchase 264,765 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2012, weighted average options to purchase 753,022 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2011, weighted average options to purchase 776,409 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2011 Annual Meeting of Shareholders, held on June 9, 2011, our shareholders approved an amendment to the 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan from 500,000 to 1,000,000. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 shares plus any remaining shares issuable under the 2003 plan. The terms of the 2009 Plan are substantially similar to the terms of the 2003 Plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of December 31, 2013, there were 206,301 total remaining shares issuable under the 2009 Plan. During 2013, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of December 31, 2013, 2012 and 2011 and changes during the years then ended is presented below:

	2013		2012		2011
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,293,293	$16.35	1,339,485	$16.41	1,379,256	$15.79
Granted	241,000	18.55	289,200	16.33	74,700	18.93
Exercised	(186,035)	15.26	(120,111)	11.04	(67,254)	8.94
Forfeited or Expired	(30,580)	21.66	(215,281)	19.63	(47,217)	12.98
Outstanding - December 31	1,317,678	$16.78	1,293,293	$16.35	1,339,485	$16.41

Exercisable - December 31	830,967	$16.35	872,228	$16.15	1,020,885	$16.19

The following table summarizes additional stock option terms as of December 31, 2013:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value(in thousands)
Options outstanding	3.28	$9,193
Options exercisable	1.96	6,158

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.7 million, and $0.6 million, respectively.
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

Years ended December 31,	2013	2012	2011
Options granted	241,000	289,200	74,700
Dividend yield	—	—	—
Expected life	7 years	7 years	6 years
Expected volatility	43%	44%	42%
Risk free interest rates	1.3%	1.4%	2.6%
Weighted average fair value per share of options granted	$8.50	$7.56	$8.23

During the years ended December 31, 2013, 2012 and 2011, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, and, at December 31, 2013, there were 4,700 such options outstanding and exercisable.
The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was:

(in thousands)	2013	2012	2011

Employee stock compensation expense	$1,549	$1,494	$1,404
Non-employee stock compensation expense	—	—	2
	1,549	1,494	1,406
Income tax benefit	325	290	257
	$1,224	$1,204	$1,149

As of December 31, 2013, total unrecognized compensation cost related to nonvested awards was $2.0 million and is expected to be recognized over a weighted-average period of 1.82 years.
Restricted Stock Awards:
Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $69,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2013 is presented below:

Grant date	February 28, 2013	May 31, 2013	August 30, 2013	November 29, 2013
Aggregate shares of restricted stock granted	4,685	4,735	4,530	3,465
Grant date fair value	$86,251	$86,177	$86,251	$86,209
Weighted average fair value per share	$18.41	$18.20	$19.04	$24.88

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

All of the restricted stock awards in 2013, 2012 and 2011 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.

Employee Stock Purchase Plan:
On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of December 31, 2013, 118,291 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Twelve Months Ended December 31,	2013	2012	2011
Shares purchased	41,572	40,262	41,780
Dividend yield	—	—	—
Expected life	1 year	1 year	1 year
Expected volatility	32%	52%	40%
Risk free interest rates	0.1%	0.1%	0.3%
Weighted average per share fair value	$4.03	$4.29	$3.86

11.	LEASE OBLIGATIONS
We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during 2022.
Rent expense associated with operating leases was $2.0 million, $1.9 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2013 (in thousands):

Year Ended December 31,

2014	$1,857
2015	1,340
2016	1,058
2017	535
2018	303
Thereafter	140
$5,233

In addition we have entered into various capital leases for equipment that expire at various dates, between January 2016 and March 2018, and are included in property and equipment on the consolidated balance sheet for a gross value of $0.4 million and $0.4 million and accumulated amortization of $0.2 million and $0.1 million as of December 31, 2013 and 2012, respectively. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2013 (in thousands):

Year Ending December 31,

2014	$117
2015	104
2016	53
2017	6
2018	—
Thereafter	—
Net minimum lease payments	280
Less: amount representing interest	94
Present value of minimum lease payments	$186

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2013
Net sales	$59,301	$60,559	$55,650	$61,578	$237,088
Gross profit	40,711	41,484	39,524	42,350	164,069
Net income	3,857	3,728	3,192	4,595	15,372
Basic EPS	0.29	0.28	0.24	0.34	1.14
Diluted EPS	0.29	0.27	0.23	0.33	1.12

2012
Net sales	$58,628	$55,185	$51,270	$59,254	$224,337
Gross profit	40,532	37,985	35,878	41,211	155,606
Net income	3,285	3,023	2,553	3,880	12,741
Basic EPS	0.25	0.23	0.19	0.29	0.96
Diluted EPS	0.25	0.23	0.19	0.29	0.96

13.	SEGMENT INFORMATION
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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year Ended December 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2013
Net sales	$80,532	$40,958	$25,486	$65,528	$24,584	$—	$237,088
Segment profit (loss)	8,460	2,219	415	14,987	(2,153)	(1,520)	22,408
Total assets, net	67,332	31,171	24,436	25,269	12,607	101,027	261,842
Capital expenditures	6,255	1,606	928	3,093	317	4,341	16,540
Depreciation and Amortization	7,529	2,791	1,337	1,827	407	3,702	17,593
2012
Net sales	$81,387	$40,826	$24,463	$52,061	$25,600	$—	$224,337
Segment profit (loss)	9,909	2,726	370	11,055	(2,718)	(1,448)	19,894
Total assets, net	69,371	33,643	22,987	21,548	5,793	91,799	245,141
Capital expenditures	8,049	2,001	2,118	5,146	528	4,522	22,364
Depreciation and Amortization	6,577	2,414	1,504	1,501	232	4,598	16,826
2011
Net sales	$80,088	$33,688	$24,341	$39,923	$27,357	$—	$205,397
Segment profit (loss)	9,481	218	674	5,584	(2,133)	(514)	13,310
Total assets, net	57,064	34,599	21,386	16,930	6,658	95,975	232,612
Capital expenditures	8,851	4,420	1,879	3,157	1,792	4,760	24,859
Depreciation and Amortization	5,526	2,268	1,330	1,132	442	5,418	16,116

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of December 31,	2013		2012
	Domestic	International	Domestic	International
Long lived assets, gross	$139,406	$41,857	$127,400	$38,684
Accumulated depreciation and amortization	(73,876)	(13,588)	(61,723)	(9,070)
Long lived assets, net	65,530	28,269	65,677	29,614

Inventory	$56,960	$25,730	$52,663	$23,446

Geographic distribution of our sales is summarized in the following table (in thousands):

Twelve Months Ended December 31,	2013	2012	2011	2013-2012% Inc/Decr	2012-2011% Inc/Decr
Domestic sales	$159,649	$145,593	$133,028	9.7	9.4
International sales	77,439	78,744	72,369	(1.7)	8.8
Total sales	$237,088	$224,337	$205,397	5.7	9.2

14.	SUBSEQUENT EVENTS
During February 2014, we received €9.4 million in payments from the Spanish government for accounts receivable balances that had been significantly aged. Our distribution operation in Spain has experienced increases in total accounts receivable due to delayed government payment levels. During the fourth quarter of 2013 , the government confirmed receivables and notified us that payments of those confirmed receivables would begin during the first quarter of 2014. A similar delay in government payments in Spain also occurred related to sales from 2011 and 2012, which were ultimately collected in 2012.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
As of December 31, 2013, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, and has issued an attestation report on our internal control over financial reporting, which follows.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited Exactech, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Company listed in Item 15(e) and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Charlotte, North Carolina
March 6, 2014

ITEM 9B.     OTHER INFORMATION
None.

PART III.	OTHER INFORMATION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders is incorporated herein by reference.
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
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Financial Statements
The financial statements filed as part of this report are listed under Item 8.
(b)     Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended(1)(2)
3.2	Registrant's Bylaws(3)
3.3	Forms of Articles of Amendment to Articles of Incorporation(1)
3.4
Forms of Articles of Amendment to Articles of Incorporation, filed as exhibit 3.1 filed with the Company's Registration Statement on Form S-3 (File No. 333-150055) on April 2, 2008, and incorporated by reference herein.

4.1	Specimen Common Stock Certificate(1)
4.2	Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.7	Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty(1)
4.8	Common Stock Purchase Rights Agreement, filed as exhibit 4.1 to the Company 's Registration Statement on Form 8-A, filed with the SEC on December 19, 2003, and incorporated by reference herein.
10.1
Revolving Credit and Term Loan Agreement, dated February 24, 2012, by and among Exactech, Inc., the lenders from time to time party thereto, HSBC Bank, as Documentation Agent, Compass Bank, as Syndication Agent, and SunTrust Bank, as Administrative Agent, filed as exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 28, 2012 and incorporated by reference herein.

10.2
Subsidiary Guaranty Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent, filed as exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 28, 2012 and incorporated by reference herein.

10.3
Security Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and SunTrust Bank, as administrative agent, filed as exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 28, 2012 and incorporated by reference herein.

10.4
Equity Pledge Agreement, dated February 24, 2012, by and among Exactech, Inc., certain of its subsidiaries, and in favor of SunTrust Bank, as administrative agent, filed as exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 28, 2012 and incorporated by reference herein.

10.7
Amendment to employment agreement between the Company and R. William Petty, M.D., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 19, 2007 and incorporated by reference herein.*

10.8
Amendment to employment agreement between the Company and Gary J. Miller, Ph.D, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2010, and incorporated by reference herein.*

10.9
Description of oral consulting agreement between the Company and Dr. Albert Burstein, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2010, and incorporated by reference herein.

10.20
Deferred Prosecution Agreement, dated December 7, 2010, between Exactech, Inc. and the United States Attorney's Office for the District of New Jersey, filed as exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 2010, and incorporated by reference herein.

10.21
Settlement Agreement, dated December 7, 2010, between Exactech, Inc. and with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, filed as exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 2010, and incorporated by reference herein.

10.22
Corporate Integrity Agreement, dated December 7, 2010, between Exactech, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 2010, and incorporated by reference herein.

10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery(1)
10.71
Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.72
Exactech, Inc. 2009 Employee Stock Purchase Plan, filed as exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.73
Amendment to Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011, and incorporated by reference herein.*

10.87
Employment Agreement between the Company and William Petty, M.D., filed as exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2008, and incorporated by reference herein.*

10.88	Employment Agreement between the Company and David Petty, filed as exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008, and incorporated by reference herein.*
10.89	Employment Agreement between the Company and Betty Petty, filed as exhibit 10.2 to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008, and incorporated by reference herein.*
10.90	Change of Control Plan, filed as exhibit 10.3 to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008, and incorporated by reference herein.
10.93
Third amendment to employment agreement between Exactech, Inc. and R. William Petty, M.D, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2011, and incorporated by reference herein.*

10.94
Amendment to Employment Agreement between Exactech, Inc. and R. William Petty, M.D., dated December 31, 2013, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2014 and incorporated by reference herein.*

14.1	Code of Business Conduct and Ethics filed as exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 21, 2005, and incorporated by reference herein.
21.1	Subsidiaries of the Company
23.1	Independent Auditors' Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to shareholders of the Company. The Company will furnish a copy of any of such exhibits to any shareholder requesting the same.
*    Compensation plan or arrangement

(1)	Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 25, 2010.

(e)	Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2011	1,310	431	(34)	1,707
2012	1,707	(494)	(248)	965
2013	965	121	(510)	576

Allowance for sales returns
2011	1,441	188	(150)	1,479
2012	1,479	159	(1,591)	47
2013	47	384	(14)	417

Inventory Allowance
2011	7,188	570	—	7,758
2012	7,758	915	—	8,673
2013	8,673	2,839	—	11,512

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 6, 2014		EXACTECH, INC.
	By:	/s/ William Petty
William Petty Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2014	By:	/s/ William Petty
William Petty Chief Executive Officer (principal executive officer) and Chairman of the Board
March 6, 2014	By:	/s/ David Petty
David Petty President and Director
March 6, 2014	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)
March 6, 2014	By:	/s/ Albert H. Burstein
Albert H. Burstein Director
March 6, 2014	By:	/s/ William B. Locander
William B. Locander Director
March 6, 2014	By:	/s/ James G. Binch
James G. Binch Director
March 6, 2014	By:	/s/ Richard C. Smith
Richard C. Smith Director
March 6, 2014	By:	/s/ Fern S. Watts
Fern S. Watts Director