Form 10-Q
period 2014-03-31
EXACTECH INC
filed 2014-04-30
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $.01 par value	13,657,703

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,279	$6,011
Accounts receivable, net of allowances of $918 and $993	47,520	59,109
Prepaid expenses and other assets, net	4,028	2,865
Income taxes receivable	216	1,331
Inventories – current	72,205	71,590
Deferred tax assets – current	1,694	1,653
Total current assets	136,942	142,559
PROPERTY AND EQUIPMENT:
Land	2,215	2,215
Machinery and equipment	35,560	35,439
Surgical instruments	98,959	95,902
Furniture and fixtures	4,551	4,200
Facilities	19,193	19,187
Projects in process	753	852
Total property and equipment	161,231	157,795
Accumulated depreciation	(80,146)	(76,127)
Net property and equipment	81,085	81,668
OTHER ASSETS:
Deferred financing and deposits, net	969	870
Non-current inventories	11,624	11,100
Product licenses and designs, net	9,134	9,457
Patents and trademarks, net	1,928	2,005
Customer relationships, net	555	669
Goodwill	13,514	13,514
Total other assets	37,724	37,615
TOTAL ASSETS	$255,751	$261,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,384	$16,254
Income taxes payable	1,037	39
Accrued expenses and other liabilities	9,946	10,974
Other current liabilities	250	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	30,617	30,517
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,839	4,200
Line of credit	—	10,732
Long-term debt, net of current portion	22,500	23,250
Other long-term liabilities	601	719
Total long-term liabilities	26,940	38,901
Total liabilities	57,557	69,418
SHAREHOLDERS’ EQUITY:
Common stock	136	136
Additional paid-in capital	70,979	69,175
Accumulated other comprehensive loss	(4,134)	(3,902)
Retained earnings	131,213	127,015
Total shareholders’ equity	198,194	192,424
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,751	$261,842
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013
NET SALES	$63,258	$59,301
COST OF GOODS SOLD	18,634	18,590
Gross profit	44,624	40,711
OPERATING EXPENSES:
Sales and marketing	23,713	21,524
General and administrative	5,785	5,096
Research and development	4,193	3,850
Depreciation and amortization	4,322	4,175
Total operating expenses	38,013	34,645
INCOME FROM OPERATIONS	6,611	6,066
OTHER INCOME (EXPENSE):
Interest income	3	1
Other income	24	29
Interest expense	(347)	(283)
Foreign currency gain (loss), net	313	(462)
Total other income (expense)	(7)	(715)
INCOME BEFORE INCOME TAXES	6,604	5,351
PROVISION FOR INCOME TAXES	2,406	1,494
NET INCOME	$4,198	$3,857
BASIC EARNINGS PER SHARE	$0.31	$0.29
DILUTED EARNINGS PER SHARE	$0.30	$0.29
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013
Net Income	$4,198	$3,857
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	60	19
Change in currency translation	(292)	(1,683)
Other comprehensive loss, net of tax	(232)	(1,664)
Comprehensive income	$3,966	$2,193
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$4,198	$3,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	75	111
Inventory allowance	261	955
Depreciation and amortization	4,670	4,535
Restricted common stock issued for services	94	86
Compensation cost of stock awards	461	592
Loss on disposal of equipment	86	118
Foreign currency exchange (gain) loss	(313)	462
Deferred income taxes	(440)	(101)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	11,422	(3,516)
Prepaids and other assets	(1,243)	(80)
Inventories	(1,308)	(4,752)
Accounts payable	350	5,276
Income taxes receivable/payable	2,113	(1,081)
Accrued expense & other liabilities	(1,378)	(3,904)
Net cash provided by operating activities	19,048	2,558
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,520)	(4,482)
Purchase of product licenses and designs	—	(284)
Net cash used in investing activities	(3,520)	(4,766)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(10,732)	158
Principal payments on debt	(750)	(375)
Payments on capital leases	(19)	(21)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	1,249	1,182
Net cash (used in) provided by financing activities	(10,267)	929
Effect of foreign currency translation on cash and cash equivalents	7	(157)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,268	(1,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,011	5,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,279	$4,402
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$356	$249
Income taxes	789	1,952
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	60	19
Capitalized lease additions	—	6
Purchase of equipment payable	132	691
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In July 2013, the Financial Accounting Standards Board, or FASB, issued guidance to require an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$375	$—	$375	$—

The fair values of our interest rate swap agreement are based on dealer quotes, and is recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended March 31, 2014, we have determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the three month period ended March 31, 2014:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2013	$3,830	$670	$7,553	$459	$1,002	$13,514
Foreign currency translation effects	—	—	—	—	—	—
Balance as of March 31, 2014	$3,830	$670	$7,553	$459	$1,002	$13,514

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2013 indicated no impairment of goodwill.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at March 31, 2014 and December 31, 2013:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2014
Product licenses and designs	$15,506	$6,372	$9,134	10.1
Patents and trademarks	4,777	2,849	1,928	14.0
Customer relationships	3,168	2,613	555	6.9

Balance at December 31, 2013
Product licenses and designs	$15,522	$6,065	$9,457	10.1
Patents and trademarks	4,777	2,772	2,005	13.9
Customer relationships	3,168	2,499	669	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended March 31,
	2014	2013
Foreign currency transactions gain (loss)	$313	$(462)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the three months ended March 31, 2014, translation losses were $0.3 million, which were primarily due to the weakening of the JPY, offset partially by the strengthening of the EUR against the USD. During the three months ended March 31, 2013, translation losses were $1.7 million, which were primarily due to the weakening of the EUR. We may continue to experience translation gains and losses during the year ending December 31, 2014; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)
2014 adjustments, net of tax	60	(292)	(232)
Balance March 31, 2014	$(224)	$(3,910)	$(4,134)

We do not enter into or hold derivative instruments for trading or speculative purposes. We entered into our interest rate swaps to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreements is based on dealer quotes, and the change in fair value is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We do not expect the change in fair value of our interest rate swap to have a material impact on our results of operations, financial position or cash flows.

6.	INVENTORIES
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the projected sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2014 and 2013 were $0.3 million and $1.0 million, respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$17,292	$19,668
Work in process	1,319	1,178
Finished goods on hand	29,283	26,474
Finished goods on loan/consignment	35,935	35,370
Inventory total	83,829	82,690
Non-current inventories	11,624	11,100
Inventories, current	$72,205	$71,590

7.	INCOME TAX
At March 31, 2014, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $24.3 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $7.9 million with a valuation allowance of $5.2 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2013, these net operating loss carry forwards totaled $25.9 million, and the deferred tax asset was $8.4 million with a valuation allowance of $5.2 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of March 31, 2014, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which we recorded during the quarter ended March 31, 2013. The Credit for Increasing Research Activities has expired for the year ending December 31, 2014, and for the quarter ended March 31, 2014, we have not recorded a research credit.

8.	DEBT
Debt consisted of the following at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (2.00% as of 3/31/2014)	$25,500	$26,250
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA	—	10,732
Total debt	25,500	36,982
Less current portion	(3,000)	(3,000)
	$22,500	$33,982

The following is a schedule of future debt maturities as of March 31, 2014, for the years ending December 31 (in thousands):

2014	$2,250
2015	3,000
2016	3,000
2017	17,250
2018	—
Thereafter	—
$25,500

During the quarter ended March 31, 2014, we terminated an interest rate swap agreement we had entered into during 2005 to fix the interest rate on our debt, and as a result, we recorded a loss of $38,000.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2014 and December 31, 2013, we had $85,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At March 31, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.2 million and outstanding commitments for the purchase of capital equipment of $7.4 million. Purchases under our distribution agreements were $1.4 million during the three months ended March 31, 2014.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2014, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$20,567	$10,804	$5,822	$19,671	$6,394	$—	$63,258
Segment profit (loss)	1,938	942	34	4,507	(810)	(7)	6,604
Total assets, net	65,804	31,427	24,719	25,488	13,960	94,353	255,751
Capital expenditures	986	708	293	919	355	391	3,652
Depreciation and Amortization	2,013	706	303	532	151	965	4,670
2013
Net sales	$20,502	$10,440	$6,057	$15,683	$6,619	$—	$59,301
Segment profit (loss)	1,910	844	194	3,729	(611)	(715)	5,351
Total assets, net	69,604	34,679	25,725	22,681	4,154	92,979	249,822
Capital expenditures	3,199	552	32	434	127	1,119	5,463
Depreciation and Amortization	1,894	676	337	428	116	1,084	4,535

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	March 31, 2014		December 31, 2013
	Domestic	International	Domestic	International
Long lived assets, gross	$141,499	$43,183	$139,406	$41,857
Accumulated depreciation and amortization	(77,162)	(14,818)	(73,876)	(13,588)
Long lived assets, net	64,337	28,365	65,530	28,269

Inventory	$57,854	$25,975	$56,960	$25,730

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended March 31,	2014	2013	% Inc/Decr
Domestic sales	$41,608	$38,965	6.8
International sales	21,650	20,336	6.5
Total sales	$63,258	$59,301	6.7

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	March 31, 2014			March 31, 2013
Net income	$4,198			$3,857
Basic EPS:
Net income available to common shareholders	$4,198	13,596	$0.31	$3,857	13,355	$0.29
Effect of dilutive securities:
Stock options		311			168
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,198	13,907	$0.30	$3,857	13,523	$0.29

For the three months ended March 31, 2014, weighted average options to purchase 79,860 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2013, weighted average options to purchase 605,228 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the three months ended March 31, 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424
Net income	—	—	—	4,198	—	4,198
Other comprehensive income (loss), net of tax	—	—	—	—	(232)	(232)
Exercise of stock options	59	—	1,080	—	—	1,080
Issuance of restricted common stock for services	4	—	94	—	—	94
Issuance of common stock under Employee Stock Purchase Plan	9	—	169	—	—	169
Compensation cost of stock options	—	—	461	—	—	461
Balance March 31, 2014	13,649	$136	$70,979	$131,213	$(4,134)	$198,194

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended at our 2011 Annual Meeting of Shareholders, held on June 9, 2011, to increase the maximum number of shares issuable under the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,000,000 plus any remaining shares issuable under our previous plan. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2014, there were 206,081 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Income tax benefit on exercises of non-qualified stock options was $95,000 and $135,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, total unrecognized compensation cost related to unvested awards was $1.0 million and is expected to be recognized over a weighted-average period of 2.16 years.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2014 and changes during the year to date is presented below:

	2014
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,317,678	$16.78
Granted	—	—
Exercised	(59,204)	18.22		$285
Forfeited or Expired	(3,800)	17.50
Outstanding - March 31	1,254,674	$16.71	3.14	$7,323
Exercisable - March 31	898,594	$16.41	2.24	$5,521

Outstanding options, consisting of five-year to ten-year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. No stock options were granted during the three months ended March 31, 2014. Stock options for 241,000 shares of common stock were granted during the three months ended March 31, 2013.

Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2014, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $75,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2014 is presented below:

Grant date	February 28, 2014
Aggregate shares of restricted stock granted	4,020
Grant date fair value	$94,000
Weighted average fair value per share	$23.30

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

All of the restricted stock awards in 2014 and 2013 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk of, or provision for, forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of March 31, 2014, 109,489 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three Months Ended March 31,	2014	2013
Shares purchased	8,802	11,364
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	41%	33%
Risk free interest rates	0.1%	0.2%
Weighted average per share fair value	$4.22	$3.60

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
Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgical facilities on our behalf. These expenses tend to vary and generally relate to our sales growth. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.
In marketing our products, we use a combination of traditional targeted media marketing together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are important decision makers when it comes to the choice of products and services that best meet the needs of their patients, we focus our marketing strategy on meeting the needs of the orthopaedic surgeon community. In addition to surgeon’s preference, hospitals and buying groups, as the economic customers, actively participate with physicians in the choice of implants and services.
Overview of the Three Months Ended March 31, 2014
During the quarter ended March 31, 2014, sales increased 7% to $63.3 million from $59.3 million in the quarter ended March 31, 2013, as a result of 7% growth in our domestic sales, and 6% growth in our international sales. Gross margins increased to 71% in the first quarter of 2014 from 69% for the same quarter in 2013, primarily due to growth in the higher margin U.S. Extremity segment. Operating expenses increased 10% when compared to the quarter ended March 31, 2013, and, as a percentage of sales, operating expenses increased to 60% during the first quarter of 2014 as compared to 58% for the same quarter in 2013. This increase, as a percentage of sales, was primarily due to our increased global compliance costs. Net income for the quarter ended March 31, 2014 increased 9%, and diluted earnings per share was $0.30 as compared to $0.29 in the same quarter last year, which was a result of sales growth and improvements in gross margins.
During the three months ended March 31, 2014, we acquired $3.7 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $19.0 million for the three months ended March 31, 2014, as compared to net cash flow from operations of $2.6 million during the three months ended March 31, 2013. The increase was primarily due to the reduction in accounts receivable and lower inventory increases.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three month periods ended March 31, 2014 and March 31, 2013:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	March 31, 2014		March 31, 2013		2014 - 2013	Constant Currency
Knee	$20,567	32.5%	$20,502	34.6%	0.3%	0.8%
Extremity	19,671	31.1	15,683	26.4	25.4	24.9
Hip	10,804	17.1	10,440	17.6	3.5	4.9
Biologics and Spine	5,822	9.2	6,057	10.2	(3.9)	(4.6)
Other	6,394	10.1	6,619	11.2	(3.4)	(3.6)
Total	$63,258	100.0%	$59,301	100.0%	6.7%	6.9%

The following table includes items from the unaudited condensed consolidated statements of income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended March 31,		2014 – 2013 Inc (decr)		% of Sales
	2014	2013	$	%	2014	2013
Net sales	$63,258	$59,301	3,957	6.7	100.0%	100.0%
Cost of goods sold	18,634	18,590	44	0.2	29.5	31.3
Gross profit	44,624	40,711	3,913	9.6	70.5	68.7
Operating expenses:
Sales and marketing	23,713	21,524	2,189	10.2	37.5	36.3
General and administrative	5,785	5,096	689	13.5	9.2	8.6
Research and development	4,193	3,850	343	8.9	6.6	6.5
Depreciation and amortization	4,322	4,175	147	3.5	6.8	7.1
Total operating expenses	38,013	34,645	3,368	9.7	60.1	58.4
Income from operations	6,611	6,066	545	9.0	10.4	10.2
Other income (expense), net	(7)	(715)	708	99.0	—	(1.2)
Income before taxes	6,604	5,351	1,253	23.4	10.4	9.0
Provision for income taxes	2,406	1,494	912	61.0	3.8	2.5
Net income	$4,198	$3,857	341	8.8	6.6	6.5
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Sales
For the quarter ended March 31, 2014, sales increased 7% to $63.3 million from $59.3 million in the quarter ended March 31, 2013, principally as a result of a 7% domestic sales growth and 6% increase in international sales, which was partially due to an improved European market, as well as strength in Latin American markets. Sales of knee implant products remained relatively flat at $20.6 million for the quarter ended March 31, 2014 as compared to $20.5 million for the same quarter in 2013. Sales of our extremity products were up 25% to $19.7 million as compared to $15.7 million for the same period in 2013, as we continued to gain global market share with our Equinoxe® reverse shoulder system. Hip implant sales of $10.8 million during the quarter ended March 31, 2014 increased 3% from the $10.4 million in sales during the quarter ended March 31, 2013, as a result of improvements both domestically and internationally. Sales from biologics and spine decreased 4% during the quarter ended March 31, 2014 to $5.8 million, from $6.1 million in the comparable quarter in 2013, primarily as a result of pricing pressures in the domestic biologics market due to competition. Sales of all other products decreased to $6.4 million as compared to $6.6 million in the same quarter last year. Domestically, sales increased 7% to $41.6 million, or 66% of total sales, during the quarter ended March 31, 2014, up from $39.0 million, which also represented 66% of total sales, in the comparable quarter last year. Internationally, sales increased 6% to $21.7 million, representing 34% of total sales, for the quarter ended March 31, 2014, as compared to $20.3 million, which was also 34% of total sales, for the same quarter in 2013. On a constant currency basis, international sales increased approximately 7% during the quarter ended March 31, 2014, compared to the same quarter in 2013.
Gross Profit
Gross profit increased to $44.6 million in the quarter ended March 31, 2014 from $40.7 million in the quarter ended March 31, 2013. As a percentage of sales, gross profit increased to 71% during the quarter ended March 31, 2014 from 69% for the quarter ended March 31, 2013, primarily as a result of growth in the higher margin U.S. Extremities segment. Looking forward to the remainder of the year, we expect gross profit, as a percentage of sales, to be 0.50% to 0.75% higher as compared to prior year quarters due to continued strength in the Extremities segment and manufacturing cost reductions.
Operating Expenses
Total operating expenses increased 10% to $38.0 million in the quarter ended March 31, 2014 from $34.6 million in the quarter ended March 31, 2013, primarily due to increased compliance expenses related to an extensive review of our global compliance programs, as well as increased research and development spending. As a percentage of sales, total operating expenses increased to 60% for the quarter ended March 31, 2014, as compared to 58% for the quarter ended March 31, 2013.
Sales and marketing expenses, the largest component of total operating expenses, increased 10% for the quarter ended March 31, 2014 to $23.7 million from $21.5 million in the same quarter last year. The increase was primarily related to the global compliance expenditures, as well as additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales were 37% for the quarter ended March 31, 2014 and 36% for the quarter ended March 31, 2013. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for the remainder of 2014.
General and administrative expenses increased to $5.8 million in the quarter ended March 31, 2014 from $5.1 million in the same quarter in 2013, primarily due to additional regulatory and compliance expenditures. As a percentage of sales, general and administrative expenses remained at 9% for each of the quarters ended March 31, 2014 and 2013. General and administrative expenses for the remainder of 2014 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 9% for the quarter ended March 31, 2014 to $4.2 million from $3.9 million in the same quarter last year, as we incurred increased testing and product development expenses. As a percentage of sales, research and development expenses increased to 7% for the quarter ended March 31, 2014 from 6% for the same quarter in 2013. As a number of product development projects reach prototype and testing phases, we anticipate growth in research and development expenditures, as a percentage of sales, to outpace sales growth for the remainder of 2014, with total research and development expenses ranging from 7% to 8% of sales.
Depreciation and amortization increased 4% to $4.3 million for the quarter ended March 31, 2014 from $4.2 million during the same quarter in 2013. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the quarters ended March 31, 2014 and 2013. We placed $3.3 million of surgical instrumentation in service, and $0.1 million of equipment in service during the first three months of 2014.
Income from Operations
Our income from operations increased 9% to $6.6 million, or 10% of sales in the quarter ended March 31, 2014 from $6.1 million, or 10% of sales in the quarter ended March 31, 2013. The increase in our income from operations for the quarter was a result of our sales growth, coupled with expanding gross margins. Looking forward, we expect operating expenses for the remainder of the year to increase more slowly than sales growth, therefore we anticipate income from operations, as a percentage of sales, to increase by 0.25% to 0.50% for the remainder of 2014.

Other Income and Expenses
We had other expenses, net of other income, of $7,000 during the quarter ended March 31, 2014, compared to other expenses, net of other income of $0.7 million in the quarter ended March 31, 2013. Included in other expenses were foreign currency transaction gains of $0.3 million, compared to foreign currency transaction losses of $0.5 million for the same quarter of 2013. The impact of currency transaction gains and losses was partially offset by net interest expense of $0.3 million for each of the quarters ended March 31, 2014 and 2013.
Taxes and Net Income
Income before provision for income taxes increased 23% to $6.6 million in the quarter ended March 31, 2014 from $5.4 million in the quarter ended March 31, 2013. The effective tax rate, as a percentage of income before taxes, was 36% for the quarter ended March 31, 2014 as compared to 28% for the quarter ended March 31, 2013. The increase in the effective tax rate for the first quarter of 2014 was due primarily to the expiration in 2014 of the credit for research and development activities that reduced the comparative 2013 effective tax rate. As a result of the foregoing, we realized net income of $4.2 million in the quarter ended March 31, 2014, an increase of 9% from $3.9 million in the quarter ended March 31, 2013. As a percentage of sales, net income remained at 7% for each of the quarters ended March 31, 2014 and 2013. Earnings per share, on a diluted basis, increased to $0.30 for the quarter ended March 31, 2014, from $0.29 for the quarter ended March 31, 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At March 31, 2014, we had working capital of $106.3 million, a decrease of 5% from $112.0 million at the end of 2013. Working capital in 2014 decreased primarily as a result of the reduction in our accounts receivable balance, which was partially offset by an increase in our cash balance. Inventory and capitalized surgical instrumentation increases were impacted by the $0.6 million paid for the medical device excise tax in the first three months of 2014.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt.
Operating Activities – Operating activities provided net cash of $19.0 million in the three months ended March 31, 2014, as compared to net cash from operations of $2.6 million during the three months ended March 31, 2013. A primary contributor to this increase related to the decrease in accounts receivable experienced in the first three months of 2014, which provided cash of $11.4 million for the three months ended March 31, 2014, in contrast to an increase in accounts receivable using net cash of $3.5 million for the three months ended March 31, 2013. A major contributor to the decrease in total accounts receivable was the payment of government receivables to our distribution operation in Spain, aggregating approximately €9.4 million, or approximately $12.9 million at a 1.37 exchange rate. Our allowance for doubtful accounts and sales returns decreased to $0.9 million at March 31, 2014 from $1.0 million at December 31, 2013. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 76 for the three months ended March 31, 2014, up from a ratio of 74 for the three months ended March 31, 2013. As we continue to expand our operations internationally, our DSO ratio could continue to increase, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $1.3 million during the first three months ended March 31, 2014, compared to an increase of $4.8 million during the same period ended March 31, 2013, as a result of our continued supply chain efficiency efforts.
Investing Activities - Investing activities used net cash of $3.5 million in the three months ended March 31, 2014, as compared to $4.8 million in the three months ended March 31, 2013. Our cash outlays for surgical instrumentation and manufacturing equipment were $3.2 million during the three month period ended March 31, 2014, as compared to cash outlays of $4.5 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2013.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2014, we had paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, as well as prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities used net cash of $10.3 million in the three months ended March 31, 2014, as compared to $0.9 million in net cash provided for the three months ended March 31, 2013. In the first three months of 2014, we had net debt repayments of $11.5 million, due to the repayment of our line of credit balance, as compared to net repayments of $0.2 million in the first three months of 2013. Proceeds from the exercise of stock options provided cash of $1.2 million during each of the three month periods ended March 31, 2014 and 2013, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of March 31, 2014, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Other Commitments and Contingencies
At March 31, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $16.2 million and outstanding commitments for the purchase of capital equipment of $7.4 million. Purchases under our distribution agreements were $1.4 million during the three months ended March 31, 2014.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and each quarterly report on Form 10-Q we filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.2 million for the remainder of 2014.
At March 31, 2014, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented approximate the financial instruments’ respective fair market value as of March 31, 2014, and the weighted average interest rates are those experienced during the three months ended March 31, 2014:

(in thousands, except percentages)	2014	2015	2016	2017	Thereafter	Total
Liabilities
Term loan at variable interest rate	$2,250	$3,000	$3,000	$17,250	$—	$25,500
Weighted average interest rate	2.0%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the three months ended March 31, 2014, translation losses were $0.3 million, which were primarily due to the weakening of the JPY, offset partially by the strengthening of the EUR against the USD. During the three months ended March 31, 2013, translation losses were $1.7 million, which were primarily due to the weakening of the EUR.
The U.S. dollar is our primary currency, and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $0.3 million for the three months ended March 31, 2014 and currency transaction losses of $0.5 million during the same period in 2013, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Securities Exchange Act of 1934, or Exchange Act, Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2014 and December 31, 2013, we had $85,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
Information about risk factors for the three months ended March 31, 2014, does not differ materially from those in set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Exactech, Inc.

Date:	April 30, 2014	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	April 30, 2014	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer