Form 10-Q
period 2014-06-30
EXACTECH INC
filed 2014-08-06
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $.01 par value	13,754,015

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041	$6,011
Accounts receivable, net of allowances of $726 and $993	49,420	59,109
Prepaid expenses and other assets, net	4,161	2,865
Income taxes receivable	777	1,331
Inventories – current	73,921	71,590
Deferred tax assets – current	1,723	1,653
Total current assets	141,043	142,559
PROPERTY AND EQUIPMENT:
Land	2,214	2,215
Machinery and equipment	33,859	35,439
Surgical instruments	102,014	95,902
Furniture and fixtures	4,359	4,200
Facilities	19,241	19,187
Projects in process	1,222	852
Total property and equipment	162,909	157,795
Accumulated depreciation	(81,856)	(76,127)
Net property and equipment	81,053	81,668
OTHER ASSETS:
Deferred financing and deposits, net	892	870
Non-current inventories	14,479	11,100
Product licenses and designs, net	8,978	9,457
Patents and trademarks, net	1,853	2,005
Customer relationships, net	438	669
Goodwill	13,461	13,514
Total other assets	40,101	37,615
TOTAL ASSETS	$262,197	$261,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,378	$16,254
Income taxes payable	—	39
Accrued expenses and other liabilities	11,206	10,974
Other current liabilities	250	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	31,834	30,517
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,942	4,200
Line of credit	—	10,732
Long-term debt, net of current portion	21,750	23,250
Other long-term liabilities	598	719
Total long-term liabilities	26,290	38,901
Total liabilities	58,124	69,418
SHAREHOLDERS’ EQUITY:
Common stock	137	136
Additional paid-in capital	72,948	69,175
Accumulated other comprehensive loss	(4,385)	(3,902)
Retained earnings	135,373	127,015
Total shareholders’ equity	204,073	192,424
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$262,197	$261,842
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
NET SALES	$63,919	$60,559	$127,177	$119,860
COST OF GOODS SOLD	19,565	19,075	38,199	37,665
Gross profit	44,354	41,484	88,978	82,195
OPERATING EXPENSES:
Sales and marketing	22,885	21,483	46,598	43,007
General and administrative	5,667	5,321	11,452	10,417
Research and development	4,864	4,605	9,057	8,455
Depreciation and amortization	4,124	3,854	8,446	8,029
Total operating expenses	37,540	35,263	75,553	69,908
INCOME FROM OPERATIONS	6,814	6,221	13,425	12,287
OTHER INCOME (EXPENSE):
Interest income	5	2	8	3
Other income	26	22	50	51
Interest expense	(260)	(288)	(607)	(571)
Foreign currency (loss) gain, net	(113)	(121)	200	(583)
Total other income (expense)	(342)	(385)	(349)	(1,100)
INCOME BEFORE INCOME TAXES	6,472	5,836	13,076	11,187
PROVISION FOR INCOME TAXES	2,312	2,108	4,718	3,602
NET INCOME	$4,160	$3,728	$8,358	$7,585
BASIC EARNINGS PER SHARE	$0.30	$0.28	$0.61	$0.57
DILUTED EARNINGS PER SHARE	$0.30	$0.27	$0.60	$0.56
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2014	2013	2014	2013
Net Income	$4,160	$3,728	$8,358	$7,585
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	(10)	153	50	172
Change in currency translation	(241)	353	(533)	(1,330)
Other comprehensive income (loss), net of tax	(251)	506	(483)	(1,158)
Comprehensive income	$3,909	$4,234	$7,875	$6,427
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Month Periods Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$8,358	$7,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	267	86
Inventory allowance	(12)	1,650
Depreciation and amortization	9,214	8,763
Restricted common stock issued for services	199	172
Compensation cost of stock awards	732	913
Loss on disposal of equipment	414	436
Loss on disposal of intangible assets	13	—
Foreign currency exchange (gain) loss	(200)	583
Deferred income taxes	(373)	(368)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	9,186	(7,583)
Prepaids and other assets	(1,303)	(210)
Inventories	(5,663)	(7,320)
Accounts payable	1,403	1,913
Income taxes receivable/payable	515	(1,450)
Accrued expense & other liabilities	(206)	(1,311)
Net cash provided by operating activities	22,544	3,859
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,932)	(9,441)
Proceeds from sale of property and equipment	3	1
Purchase of intangible assets	(138)	(284)
Net cash used in investing activities	(8,067)	(9,724)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(10,732)	5,117
Principal payments on debt	(1,500)	(1,125)
Payments on capital leases	(40)	(40)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	2,856	1,972
Net cash (used in) provided by financing activities	(9,431)	5,909
Effect of foreign currency translation on cash and cash equivalents	(16)	(193)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,030	(149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,011	5,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,041	$5,689
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$628	$502
Income taxes	4,626	4,604
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	50	172
Capitalized lease additions	—	6
Purchase of equipment payable	176	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the impact of adopting this guidance on our financial statements.
In April 2014, the FASB issued new guidance related to the definition and criteria of a discontinued operation and modifying the related disclosure requirements for both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance applies prospectively to new disposals and new classifications of assets as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect adoption of this standard will have a material impact on our financial statements.
In July 2013, the FASB issued guidance to require an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new guidance was effective for annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$391	$—	$391	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended June 30, 2014, we have determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the six month period ended June 30, 2014:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2013	$3,830	$670	$7,553	$459	$1,002	$13,514
Foreign currency translation effects	(24)	(9)	—	(6)	(14)	(53)
Balance as of June 30, 2014	$3,806	$661	$7,553	$453	$988	$13,461

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2013 indicated no impairment of goodwill.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at June 30, 2014 and December 31, 2013:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2014
Product licenses and designs	$15,385	$6,407	$8,978	9.9
Patents and trademarks	4,706	2,853	1,853	14.0
Customer relationships	3,152	2,714	438	6.9

Balance at December 31, 2013
Product licenses and designs	$15,522	$6,065	$9,457	10.1
Patents and trademarks	4,777	2,772	2,005	14.0
Customer relationships	3,168	2,499	669	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency transactions (loss) gain	$(113)	$(121)	$200	$(583)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in currencies different from their own, are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2014, translation losses were $0.5 million, which were primarily due to the weakening of the JPY, offset partially by the strengthening of the EUR and GBP against the USD. During the six months ended June 30, 2013, translation losses were $1.3 million, which were primarily due to the weakening of the EUR. We may continue to experience translation gains and losses during the year ending December 31, 2014; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)
2014 adjustments, net of tax	50	(533)	(483)
Balance June 30, 2014	$(234)	$(4,151)	$(4,385)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance recoveries for the three and six months ended June 30, 2014 were $0.3 million and $12,000, respectively. Allowance charges for the three and six months ended June 30, 2013 were $0.7 million and $1.7 million respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$18,879	$19,668
Work in process	1,521	1,178
Finished goods on hand	30,616	26,474
Finished goods on loan/consignment	37,384	35,370
Inventory total	88,400	82,690
Non-current inventories	14,479	11,100
Inventories, current	$73,921	$71,590

7.	INCOME TAX
At June 30, 2014, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $25.6 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.3 million with a valuation allowance of $5.5 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2013, these net operating loss carry forwards totaled $25.9 million, and the deferred tax asset was $8.4 million with a valuation allowance of $5.2 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of June 30, 2014, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which we recorded during the quarter ended March 31, 2013. The Credit for Increasing Research Activities expired for the year ending December 31, 2014, and for the six months ended June 30, 2014, we have not recorded a research credit.

8.	DEBT
Debt consisted of the following at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (1.65% as of 6/30/2014)	$24,750	$26,250
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA	—	10,732
Total debt	24,750	36,982
Less current portion	(3,000)	(3,000)
	$21,750	$33,982

The following is a schedule of future debt maturities as of June 30, 2014, for the years ending December 31 (in thousands):

2014	$1,500
2015	3,000
2016	3,000
2017	17,250
2018	—
Thereafter	—
$24,750

During the quarter ended March 31, 2014, we terminated an interest rate swap agreement we had entered into during 2005 to fix the interest rate on our debt, and as a result, we recorded a loss of $38,000.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2014 and December 31, 2013, we had $110,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At June 30, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.5 million and outstanding commitments for the purchase of capital equipment of $7.9 million. Purchases under our distribution agreements were $2.7 million during the six months ended June 30, 2014.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2014, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$21,047	$11,196	$6,470	$19,006	$6,200	$—	$63,919
Segment profit (loss)	1,901	1,169	370	4,639	(1,265)	(342)	6,472
Total assets, net	67,635	33,774	24,858	26,990	13,417	95,523	262,197
Capital expenditures	1,128	804	222	1,059	190	1,191	4,594
Depreciation and Amortization	1,881	699	300	519	181	964	4,544
2013
Net sales	$21,045	$10,582	$6,793	$16,282	$5,857	$—	$60,559
Segment profit (loss)	2,211	623	(200)	3,617	(30)	(385)	5,836
Total assets, net	65,483	32,209	25,125	23,341	13,877	97,849	257,884
Capital expenditures	1,692	512	621	915	54	473	4,267
Depreciation and Amortization	1,748	650	315	427	81	1,007	4,228

Six Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$41,614	$22,000	$12,292	$38,677	$12,594	$—	$127,177
Segment profit (loss)	3,839	2,111	404	9,146	(2,075)	(349)	13,076
Total assets, net	67,635	33,774	24,858	26,990	13,417	95,523	262,197
Capital expenditures	2,114	1,512	515	1,978	545	1,582	8,246
Depreciation and Amortization	3,894	1,405	603	1,051	332	1,929	9,214
2013
Net sales	$41,547	$21,022	$12,850	$31,965	$12,476	$—	$119,860
Segment profit (loss)	4,121	1,467	(6)	7,346	(641)	(1,100)	11,187
Total assets, net	65,483	32,209	25,125	23,341	13,877	97,849	257,884
Capital expenditures	4,891	1,064	653	1,349	181	1,592	9,730
Depreciation and Amortization	3,642	1,326	652	855	197	2,091	8,763

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	June 30, 2014		December 31, 2013
	Domestic	International	Domestic	International
Long lived assets, gross	$141,541	$44,611	$139,406	$41,857
Accumulated depreciation and amortization	(78,061)	(15,769)	(73,876)	(13,588)
Long lived assets, net	63,480	28,842	65,530	28,269

Inventory	$59,589	$28,811	$56,960	$25,730

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2014	2013	% Inc/Decr
Domestic sales	$42,199	$39,853	5.9
International sales	21,720	20,706	4.9
Total sales	$63,919	$60,559	5.5

Six Months Ended June 30,	2014	2013	% Inc/Decr
Domestic sales	$83,807	$78,818	6.3
International sales	43,370	41,042	5.7
Total sales	$127,177	$119,860	6.1

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	June 30, 2014			June 30, 2013
Net income	$4,160			$3,728
Basic EPS:
Net income available to common shareholders	$4,160	13,694	$0.30	$3,728	13,449	$0.28
Effect of dilutive securities:
Stock options		292			182
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,160	13,986	$0.30	$3,728	13,631	$0.27

	Six Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2014			June 30, 2013
Net income	$8,358			$7,585
Basic EPS:
Net income available to common shareholders	$8,358	13,646	$0.61	$7,585	13,403	$0.57
Effect of dilutive securities:
Stock options		300			184
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$8,358	13,946	$0.60	$7,585	13,587	$0.56

For the three months ended June 30, 2014, weighted average options to purchase 130,422 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2013, weighted average options to purchase 521,373 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the six months ended June 30, 2014, weighted average options to purchase 83,917 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2013, weighted average options to purchase 446,639 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the six months ended June 30, 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424
Net income	—	—	—	8,358	—	8,358
Other comprehensive income (loss), net of tax	—	—	—	—	(483)	(483)
Exercise of stock options	142	1	2,535	—	—	2,536
Issuance of restricted common stock for services	9	—	199	—	—	199
Issuance of common stock under Employee Stock Purchase Plan	16	—	320	—	—	320
Compensation cost of stock options	—	—	732	—	—	732
Tax impact on stock awards	—	—	(13)	—	—	(13)
Balance June 30, 2014	$13,744	$137	$72,948	$135,373	$(4,385)	$204,073

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2014, there were 505,362 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.7 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. Income tax benefit on exercises of non-qualified stock options was $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, total unrecognized compensation cost related to unvested awards was $2.1 million and is expected to be recognized over a weighted-average period of 2.26 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2014 and changes during the year to date is presented below:

	2014
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,317,678	$16.78
Granted	201,217	20.90
Exercised	(142,155)	17.83		$665
Forfeited or Expired	(8,800)	17.84
Outstanding - June 30	1,367,940	$17.27	3.65	$10,883
Exercisable - June 30	811,143	$16.28	2.18	$7,260

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for 201,217 shares of common stock were granted during the six months ended June 30, 2014, compared to stock options for 241,000 shares of common stock granted during the six months ended June 30, 2013.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2014, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $75,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first six months of 2014 is presented below:

Grant date	February 28, 2014	May 31, 2014
Aggregate shares of restricted stock granted	4,020	4,502
Grant date fair value	$94,000	$105,000
Weighted average fair value per share	$23.30	$23.29

During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consisted of the grant of stock awards with an aggregate market value of $69,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first six months of 2013 is presented below:

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of June 30, 2014, 101,863 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2014	2013
Shares purchased	16,428	21,282
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	27%	33%
Risk free interest rates	0.1%	0.2%
Weighted average per share fair value	$4.71	$3.92

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
Overview of the Three and Six Months Ended June 30, 2014
During the quarter ended June 30, 2014, sales increased 6% to $63.9 million from $60.6 million in the quarter ended June 30, 2013, as a result of 6% growth in our domestic sales, and 5% growth in our international sales. Gross margins increased to 69.4% in the second quarter of 2014 from 68.5% for the same quarter in 2013, primarily due to growth in the higher margin U.S. Extremity segment. Operating expenses increased 6% when compared to the quarter ended June 30, 2013, and, as a percentage of sales, operating expenses increased to 59% during the second quarter of 2014 as compared to 58% for the same quarter in 2013. This increase, as a percentage of sales, was primarily due to our increased global compliance costs. Net income for the quarter ended June 30, 2014 increased 12%, and diluted earnings per share was $0.30 as compared to $0.27 in the same quarter last year, which was a result of sales growth and improvements in gross margins.
During the six months ended June 30, 2014, sales increased 6% to $127.2 million from $119.9 million in the quarter ended June 30, 2013, as a result of 6% growth in both our domestic and international sales. Gross margins increased to 70% in the first six months of 2014 from 69% for the same period in 2013, primarily due to continued growth in the higher margin U.S. Extremity segment. Operating expenses increased 8% when compared to the six months ended June 30, 2013, and, as a percentage of sales, operating expenses increased to 59% during the first six months of 2014 as compared to 58% for the same period in 2013. Net income for the six months ended June 30, 2014 increased 10%, and diluted earnings per share was $0.60 as compared to $0.56 in the same period last year.
During the six months ended June 30, 2014, we acquired $8.1 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $22.5 million for the six months ended June 30, 2014, as compared to net cash flow from operations of $3.9 million during the six months ended June 30, 2013. The increase was primarily due to the reduction in accounts receivable and lower inventory increases.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and six month periods ended June 30, 2014 and June 30, 2013:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2014		June 30, 2013		2014 - 2013	Constant Currency
Knee	$21,047	32.9%	$21,045	34.7%	—%	(0.6)%
Extremity	19,006	29.8	16,282	26.9	16.7	16.0
Hip	11,196	17.5	10,582	17.5	5.8	5.2
Biologics and Spine	6,470	10.1	6,793	11.2	(4.8)	(6.1)
Other	6,200	9.7	5,857	9.7	5.9	4.7
Total	$63,919	100.0%	$60,559	100.0%	5.5%	4.8%

	Six Months Ended				Inc (decr)
	June 30, 2014		June 30, 2013		2014- 2013	Constant Currency
Knee	$41,614	32.7%	$41,547	34.7%	0.2%	0.1%
Extremity	38,677	30.4	31,965	26.7	21.0	20.4
Hip	22,000	17.3	21,022	17.5	4.7	5.0
Biologics and Spine	12,292	9.7	12,850	10.7	(4.3)	(5.4)
Other	12,594	9.9	12,476	10.4	0.9	0.3
Total	$127,177	100.0%	$119,860	100.0%	6.1%	5.8%

The following table includes items from the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended June 30,		2014 – 2013 Inc (decr)		% of Sales
	2014	2013	$	%	2014	2013
Net sales	$63,919	$60,559	3,360	5.5	100.0%	100.0%
Cost of goods sold	19,565	19,075	490	2.6	30.6	31.5
Gross profit	44,354	41,484	2,870	6.9	69.4	68.5
Operating expenses:
Sales and marketing	22,885	21,483	1,402	6.5	35.8	35.5
General and administrative	5,667	5,321	346	6.5	8.9	8.8
Research and development	4,864	4,605	259	5.6	7.6	7.6
Depreciation and amortization	4,124	3,854	270	7.0	6.5	6.4
Total operating expenses	37,540	35,263	2,277	6.5	58.8	58.3
Income from operations	6,814	6,221	593	9.5	10.6	10.2
Other income (expense), net	(342)	(385)	43	11.2	(0.5)	(0.6)
Income before taxes	6,472	5,836	636	10.9	10.1	9.6
Provision for income taxes	2,312	2,108	204	9.7	3.6	3.4
Net income	$4,160	$3,728	432	11.6	6.5	6.2

	Six Months Ended June 30,		2014 – 2013 Inc (decr)		% of Sales
	2014	2013	$	%	2014	2013
Net sales	$127,177	$119,860	7,317	6.1	100.0%	100.0%
Cost of goods sold	38,199	37,665	534	1.4	30.0	31.4
Gross profit	88,978	82,195	6,783	8.3	70.0	68.6
Operating expenses:
Sales and marketing	46,598	43,007	3,591	8.3	36.6	35.9
General and administrative	11,452	10,417	1,035	9.9	9.0	8.7
Research and development	9,057	8,455	602	7.1	7.1	7.1
Depreciation and amortization	8,446	8,029	417	5.2	6.7	6.7
Total operating expenses	75,553	69,908	5,645	8.1	59.4	58.4
Income from operations	13,425	12,287	1,138	9.3	10.6	10.2
Other income (expense), net	(349)	(1,100)	751	(68.3)	(0.3)	(0.9)
Income before taxes	13,076	11,187	1,889	16.9	10.3	9.3
Provision for income taxes	4,718	3,602	1,116	31.0	3.7	3.0
Net income	$8,358	$7,585	773	10.2	6.6	6.3
Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
Sales
For the quarter ended June 30, 2014, sales increased 6% to $63.9 million from $60.6 million in the quarter ended June 30, 2013, principally as a result of a 6% domestic sales growth and 5% increase in international sales, partially due to an improved European market. Sales of knee implant products remained flat at $21.0 million for each of the quarters ended June 30, 2014 and 2013. Sales of our extremity products were up 17% to $19.0 million as compared to $16.3 million for the same period in 2013, as we continued to gain global market share with our Equinoxe® reverse shoulder system. Hip implant sales of $11.2 million during the quarter ended June 30, 2014 increased 6% from the $10.6 million during the quarter ended June 30, 2013, as a result of improvements both domestically and internationally.

Sales from biologics and spine decreased 5% during the quarter ended June 30, 2014 to $6.5 million from $6.8 million in the comparable quarter in 2013, primarily as a result of competitive pricing pressures in the domestic biologics market. Sales of all other products increased to $6.2 million as compared to $5.9 million in the same quarter last year. Domestically, sales increased 6% to $42.2 million, or 66% of total sales, during the quarter ended June 30, 2014, up from $39.9 million, which also represented 66% of total sales, in the comparable quarter last year. Internationally, sales increased 5% to $21.7 million, representing 34% of total sales, for the quarter ended June 30, 2014, as compared to $20.7 million, which was also 34% of total sales, for the same quarter in 2013. On a constant currency basis, international sales increased approximately 3% during the quarter ended June 30, 2014, compared to the same quarter in 2013.
For the six months ended June 30, 2014, sales increased 6% to $127.2 million from $119.9 million during the six months ended June 30, 2013, as a result of sales growth of 6% both domestically and internationally. Sales of knee implant products remained relatively flat at $41.6 million for the six months ended June 30, 2014 as compared to $41.5 million for the same six months in 2013. Sales of our extremity products were up 21% to $38.7 million as compared to $32.0 million for the same period in 2013, primarily due to the continued growth with our Equinoxe® reverse shoulder system. Hip implant sales of $22.0 million during the six months ended June 30, 2014 increased 5% from the $21.0 million in sales during the six months ended June 30, 2013. Sales from biologics and spine decreased 4% during the six months ended June 30, 2014 to $12.3 million, from $12.9 million in the comparable period in 2013, primarily as a result of continued competitive pricing pressures in the domestic biologics market. Sales of all other products increased to $12.6 million as compared to $12.5 million in the same six months last year. Domestically, sales increased 6% to $83.8 million, or 66% of total sales, during the six months ended June 30, 2014, up from $78.8 million, which also represented 66% of total sales, in the comparable period last year. Internationally, sales increased 6% to $43.4 million, representing 34% of total sales, for the six months ended June 30, 2014, as compared to $41.0 million, which was also 34% of total sales, for the same six months in 2013. On a constant currency basis, international sales increased approximately 5% during the six months ended June 30, 2014, compared to the same period in 2013.
Gross Profit
Gross profit increased to $44.4 million in the quarter ended June 30, 2014 from $41.5 million in the quarter ended June 30, 2013. As a percentage of sales, gross profit increased to 69.4% during the quarter ended June 30, 2014 from 68.5% for the quarter ended June 30, 2013, primarily as a result of growth in the higher margin U.S. Extremities segment.
Gross profit increased to $89.0 million in the six months ended June 30, 2014 from $82.2 million in the six months ended June 30, 2013. As a percentage of sales, gross profit increased to 70.0% during the six months ended June 30, 2014 from 68.6% for the six months ended June 30, 2013, primarily as a result of growth in the higher margin U.S. Extremities segment. Looking forward to the remainder of the year, we expect gross profit, as a percentage of sales, to be flat to down 0.50% as compared to prior year quarters due to anticipated higher international sales mix.
Operating Expenses
Total operating expenses increased 6% to $37.5 million in the quarter ended June 30, 2014 from $35.3 million in the quarter ended June 30, 2013. As a percentage of sales, total operating expenses increased to 59% for the quarter ended June 30, 2014, as compared to 58% for the quarter ended June 30, 2013. Total operating expenses increased 8% to $75.6 million in the six months ended June 30, 2014 from $69.9 million in the six months ended June 30, 2013, primarily due to increased compliance expenses and research and development spending. As a percentage of sales, total operating expenses increased to 59% for the six months ended June 30, 2014, as compared to 58% for the six months ended June 30, 2013.
Sales and marketing expenses, the largest component of total operating expenses, increased 7% for the quarter ended June 30, 2014 to $22.9 million from $21.5 million in the same quarter last year. The increase was primarily related to additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales, were 36% for the quarter ended June 30, 2014 and 35% for the quarter ended June 30, 2013. Sales and marketing expenses increased 8% for the six months ended June 30, 2014 to $46.6 million from $43.0 million in the same period last year, which was primarily related to the global compliance expenditures, as well as additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales, were 37% for the six months ended June 30, 2014 and 36% for the six months ended June 30, 2013. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 36% to 37% for the remainder of 2014.
General and administrative expenses increased to $5.7 million in the quarter ended June 30, 2014 from $5.3 million in the same quarter in 2013. As a percentage of sales, general and administrative expenses remained at 9% for each of the quarters ended June 30, 2014 and 2013. General and administrative expenses increased to $11.5 million in the six months ended June 30, 2014 from $10.4 million during the same six months in 2013, primarily due to additional regulatory and compliance expenditures. As a percentage of sales, general and administrative expenses remained at 9% for each of the six month periods ended June 30, 2014 and 2013. General and administrative expenses for the remainder of 2014 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 6% for the quarter ended June 30, 2014 to $4.9 million from $4.6 million in the same quarter last year, as we incurred increased testing and product development expenses. As a percentage of sales, research and development expenses remained at 8% for each of the quarters ended June 30, 2014 and 2013. Research and development expenses increased 7% for the six months ended June 30, 2014 to $9.1 million from $8.5 million in the same six months last year. As a percentage of sales, research and development expenses remained at 7% for each of the six month periods ended June 30, 2014 and 2013. As a number of product development projects reach prototype and testing phases, we anticipate growth in research and development expenditures, as a percentage of sales, to outpace sales growth for the remainder of 2014, with total research and development expenses ranging from 7% to 8% of sales.
Depreciation and amortization increased 7% to $4.1 million for the quarter ended June 30, 2014 from $3.9 million during the same quarter in 2013. As a percentage of sales, depreciation and amortization remained flat at 6% during each of the quarters ended June 30, 2014 and 2013. Depreciation and amortization increased 5% to $8.4 million for the six months ended June 30, 2014 from $8.0 million during the same period in 2013. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the six month periods ended June 30, 2014 and 2013. We placed $7.1 million of surgical instrumentation and $0.6 million of equipment in service during the first six months of 2014.
Income from Operations
Our income from operations increased 10% to $6.8 million, or 11% of sales in the quarter ended June 30, 2014 from $6.2 million, or 10% of sales in the quarter ended June 30, 2013. The increase in our income from operations for the quarter was a result of our sales growth, coupled with expanding gross margins. Our income from operations increased 9% to $13.4 million, or 11% of sales during the six months ended June 30, 2014 from $12.3 million, or 10% of sales in the six months ended June 30, 2013. Looking forward, we expect operating expenses for the remainder of the year to increase more slowly than sales growth, therefore we anticipate income from operations, as a percentage of sales, to increase by 0.25% to 0.50% for the remainder of 2014.
Other Income and Expenses
We had other expenses, net of other income, of $0.3 million during the quarter ended June 30, 2014, compared to other expenses, net of other income of $0.4 million in the quarter ended June 30, 2013. Included in other expenses were foreign currency transaction losses of $0.1 million, which were also $0.1 million for the same quarter of 2013. Net interest expense was $0.3 million for each of the quarters ended June 30, 2014 and 2013. We had other expenses, net of other income, of $0.3 million during the six months ended June 30, 2014, compared to other expenses, net of other income of $1.1 million in the six months ended June 30, 2013. Included in other expenses were foreign currency transaction gains of $0.2 million, compared to foreign currency transaction losses of $0.6 million for the same six month period of 2013. The impact of currency transaction gains and losses was partially offset by net interest expense of $0.6 million for each of the six month period ended June 30, 2014 and 2013.
Taxes and Net Income
Income before provision for income taxes increased 11% to $6.5 million in the quarter ended June 30, 2014 from $5.8 million in the quarter ended June 30, 2013. The effective tax rate, as a percentage of income before taxes, was 36% for each of the quarters ended June 30, 2014 and 2013. As a result of the foregoing, we realized net income of $4.2 million in the quarter ended June 30, 2014, an increase of 12% from $3.7 million in the quarter ended June 30, 2013. As a percentage of sales, net income increased to 6.5% for the quarter ended June 30, 2014 from 6.2% for the same quarter in 2013. Earnings per share, on a diluted basis, increased to $0.30 for the quarter ended June 30, 2014, from $0.27 for the quarter ended June 30, 2013.
Income before provision for income taxes increased 17% to $13.1 million in the six months ended June 30, 2014 from $11.2 million in the six months ended June 30, 2013. The effective tax rate, as a percentage of income before taxes, was 36% for the six months ended June 30, 2014 as compared to 32% for the six months ended June 30, 2013. The increase in the effective tax rate for the first half of 2014 was due primarily to the expiration in 2014 of the credit for research and development activities that reduced the comparative 2013 effective tax rate. As a result of the foregoing, we realized net income of $8.4 million in the six months ended June 30, 2014, an increase of 10% from $7.6 million in the six months ended June 30, 2013. As a percentage of sales, net income increased to 6.6% for the six months ended June 30, 2014, compared to 6.3% in the same period of 2013. Earnings per share, on a diluted basis, increased to $0.60 for the six months ended June 30, 2014, from $0.56 for the six months ended June 30, 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At June 30, 2014, we had working capital of $109.2 million, a decrease of 3% from $112.0 million at the end of 2013. Working capital in 2014 decreased primarily as a result of the reduction in our accounts receivable balance, partially offset by an increase in our cash and inventory balances. Inventory and capitalized surgical instrumentation increases were impacted by the $1.1 million paid for the medical device excise tax in the first six months of 2014.
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
Operating Activities – Operating activities provided net cash of $22.5 million in the six months ended June 30, 2014, as compared to net cash from operations of $3.9 million during the six months ended June 30, 2013. A primary contributor to this increase related to the decrease in accounts receivable experienced in the first six months of 2014, which provided cash of $9.2 million for the six months ended June 30, 2014, in contrast to an increase in accounts receivable using net cash of $7.6 million for the six months ended June 30, 2013. A major contributor to the decrease in total accounts receivable was the payment of government receivables in February to our distribution operation in Spain, aggregating approximately €9.4 million, or approximately $12.9 million at an exchange rate of $1.37 per Euro. Our allowance for doubtful accounts and sales returns decreased to $0.7 million at June 30, 2014 from $1.0 million at December 31, 2013. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 77 for each of the six month periods ended June 30, 2014 and 2013. However, as we continue to see improvement in the international accounts receivable payment terms, the DSO for the quarter ended June 30, 2014, of 68 improved from a DSO of 78 for the quarter ended June 30, 2013. As we continue to expand our operations internationally, our DSO ratio could continue to increase due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $5.7 million during the first six months ended June 30, 2014, compared to an increase of $7.3 million during the same period ended June 30, 2013, as we prepare for a number of new product launches.
Investing Activities - Investing activities used net cash of $8.1 million in the six months ended June 30, 2014, as compared to $9.7 million in the six months ended June 30, 2013. The primary contributor to the decrease in investing activities cash outflow was our reduced cash outlays for surgical instrumentation and manufacturing equipment were $7.5 million during the six month period ended June 30, 2014, as compared to cash outlays of $9.4 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2013.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2014, we had paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, as well as prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities used net cash of $9.4 million in the six months ended June 30, 2014, as compared to $5.9 million in net cash provided for the six months ended June 30, 2013. In the first six months of 2014, we had net debt repayments of $12.2 million, due to the repayment of our line of credit balance, as compared to net borrowings of $4.0 million in the first six months of 2013. Proceeds from the exercise of stock options provided cash of $2.9 million during the six months ended June 30, 2014, as compared to $2.0 million during the six months ended June 30, 2013, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of June 30, 2014, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Other Commitments and Contingencies
At June 30, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.5 million and outstanding commitments for the purchase of capital equipment of $7.9 million. Purchases under our distribution agreements were $2.7 million during the six months ended June 30, 2014.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 and each quarterly report on Form 10-Q we filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.1 million for the remainder of 2014.
At June 30, 2014, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap will have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of June 30, 2014, and the weighted average interest rate is that experienced during the six months ended June 30, 2014:

(in thousands, except percentages)	2014	2015	2016	2017	Thereafter	Total
Liabilities
Term loan at variable interest rate	$1,500	$3,000	$3,000	$17,250	$—	$24,750
Weighted average interest rate	1.9%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2014, translation losses were $0.5 million, which were primarily due to the weakening of the JPY, offset partially by the strengthening of the EUR and GBP against the USD. During the six months ended June 30, 2013, translation losses were $1.3 million, which were primarily due to the weakening of the EUR.
The U.S. dollar is our primary currency, and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction gains of $0.2 million for the six months ended June 30, 2014, due to the strengthening of the EUR and GBP as compared to the USD, and currency transaction losses of $0.6 million during the same period in 2013, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2014 and December 31, 2013, we had $110,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

(a) Exhibit	Description
10.1
Exactech, Inc. 2009 Amended and Restated 2009 Executive Incentive Compensation Plan, filed with the SEC on March 27, 2014 as Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A and incorporated by reference herein.

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

Exactech, Inc.

Date:	August 6, 2014	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	August 6, 2014	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer