Form 10-Q
period 2014-09-30
EXACTECH INC
filed 2014-11-05
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $.01 par value	13,808,170

EXACTECH, INC.
INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2014 and September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

Signatures		28

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,086	$6,011
Accounts receivable, net of allowances of $821 and $993	46,882	59,109
Prepaid expenses and other assets, net	3,711	2,865
Income taxes receivable	550	1,331
Inventories – current	74,171	71,590
Deferred tax assets – current	1,521	1,653
Total current assets	135,921	142,559
PROPERTY AND EQUIPMENT:
Land	2,208	2,215
Machinery and equipment	34,321	35,439
Surgical instruments	100,946	95,902
Furniture and fixtures	4,547	4,200
Facilities	19,251	19,187
Projects in process	1,133	852
Total property and equipment	162,406	157,795
Accumulated depreciation	(82,350)	(76,127)
Net property and equipment	80,056	81,668
OTHER ASSETS:
Deferred financing and deposits, net	835	870
Non-current inventories	17,089	11,100
Product licenses and designs, net	8,664	9,457
Patents and trademarks, net	1,777	2,005
Customer relationships, net	317	669
Goodwill	13,224	13,514
Total other assets	41,906	37,615
TOTAL ASSETS	$257,883	$261,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,631	$16,254
Income taxes payable	—	39
Accrued expenses and other liabilities	8,693	10,974
Other current liabilities	250	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	27,574	30,517
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,890	4,200
Line of credit	—	10,732
Long-term debt, net of current portion	21,000	23,250
Other long-term liabilities	432	719
Total long-term liabilities	24,322	38,901
Total liabilities	51,896	69,418
SHAREHOLDERS’ EQUITY:
Common stock	138	136
Additional paid-in capital	74,315	69,175
Accumulated other comprehensive loss	(6,850)	(3,902)
Retained earnings	138,384	127,015
Total shareholders’ equity	205,987	192,424
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,883	$261,842
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
NET SALES	$57,884	$55,650	$185,061	$175,510
COST OF GOODS SOLD	16,929	16,126	55,128	53,791
Gross profit	40,955	39,524	129,933	121,719
OPERATING EXPENSES:
Sales and marketing	21,304	20,274	67,902	63,281
General and administrative	5,380	5,384	16,832	15,801
Research and development	4,464	5,068	13,521	13,523
Depreciation and amortization	4,289	3,963	12,735	11,992
Total operating expenses	35,437	34,689	110,990	104,597
INCOME FROM OPERATIONS	5,518	4,835	18,943	17,122
OTHER INCOME (EXPENSE):
Interest income	5	2	13	5
Other income	3	18	53	69
Interest expense	(253)	(281)	(860)	(852)
Foreign currency (loss) gain, net	(652)	271	(452)	(312)
Total other income (expense)	(897)	10	(1,246)	(1,090)
INCOME BEFORE INCOME TAXES	4,621	4,845	17,697	16,032
PROVISION FOR INCOME TAXES	1,610	1,653	6,328	5,255
NET INCOME	$3,011	$3,192	$11,369	$10,777
BASIC EARNINGS PER SHARE	$0.22	$0.24	$0.83	$0.80
DILUTED EARNINGS PER SHARE	$0.21	$0.23	$0.81	$0.79
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2014	2013	2014	2013
Net Income	$3,011	$3,192	$11,369	$10,777
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	81	(79)	131	93
Change in currency translation	(2,546)	1,486	(3,079)	156
Other comprehensive income (loss), net of tax	(2,465)	1,407	(2,948)	249
Comprehensive income	$546	$4,599	$8,421	$11,026
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$11,369	$10,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	172	219
Inventory allowance	348	2,272
Depreciation and amortization	13,898	13,060
Restricted common stock issued for services	205	259
Compensation cost of stock awards	1,184	1,236
Loss on disposal of equipment	1,611	487
Loss on disposal of intangible assets	13	23
Foreign currency option gain	(107)	—
Foreign currency exchange loss	559	312
Deferred income taxes	(1,289)	(559)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	10,905	(8,310)
Prepaids and other assets	(923)	—
Inventories	(9,794)	(9,250)
Accounts payable	(259)	(211)
Income taxes receivable/payable	733	(2,818)
Accrued expense & other liabilities	(2,347)	(414)
Net cash provided by operating activities	26,278	7,083
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,507)	(12,307)
Proceeds from sale of property and equipment	3	1
Purchase of intangible assets	(138)	(413)
Net cash used in investing activities	(13,642)	(12,719)
FINANCING ACTIVITIES:
Net (repayments) borrowings on line of credit	(10,732)	6,189
Principal payments on debt	(2,250)	(1,875)
Payments on capital leases	(60)	(61)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	3,766	2,452
Net cash (used in) provided by financing activities	(9,291)	6,690
Effect of foreign currency translation on cash and cash equivalents	(270)	(113)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,075	941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,011	5,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,086	$6,779
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$846	$756
Income taxes	6,872	8,270
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	131	93
Capitalized lease additions	—	6
Purchase of equipment payable	—	217
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$259	$—	$259	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended September 30, 2014, we have determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the nine month period ended September 30, 2014:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2013	$3,830	$670	$7,553	$459	$1,002	$13,514
Foreign currency translation effects	(131)	(49)	—	(33)	(77)	(290)
Balance as of September 30, 2014	$3,699	$621	$7,553	$426	$925	$13,224

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2014 has not yet been completed, however we do not expect an impairment to goodwill.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at September 30, 2014 and December 31, 2013:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2014
Product licenses and designs	$15,363	$6,699	$8,664	9.9
Patents and trademarks	4,705	2,928	1,777	14.0
Customer relationships	3,075	2,758	317	6.9

Balance at December 31, 2013
Product licenses and designs	$15,522	$6,065	$9,457	10.1
Patents and trademarks	4,777	2,772	2,005	14.0
Customer relationships	3,168	2,499	669	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency transactions (loss) gain	$(759)	$271	$(559)	$(312)
Foreign currency option gain	107	—	107	—
Foreign currency (loss) gain, net	$(652)	$271	$(452)	$(312)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own, are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Option – During September 2014, we entered into a foreign currency put option instrument to sell €5.0 million prior to December 31, 2014 as an economic hedge against strengthening of the U.S. Dollar (USD) against the Euro (EUR). We paid a premium of $108,500 for a strike price of 1.28 or, a $6.4 million call amount. The foreign currency option expires on December 31, 2014. During the quarter ended September 30, 2014, we recognized a gain of $107,000 on the condensed consolidated statements of income related to the fair value of this currency option based upon a dealer's quote.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2014, translation losses were $3.1 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the nine months ended September 30, 2013, translation gains were $0.2 million, which were primarily due to the strengthening of the EUR, offset partially by the weakening of the JPY against the USD. We may continue to experience translation gains and losses during the year ending December 31, 2014; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)
2014 adjustments, net of tax	131	(3,079)	(2,948)
Balance September 30, 2014	$(153)	$(6,697)	$(6,850)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and nine months ended September 30, 2014 were $0.4 million and $0.3 million, respectively. Allowance charges for the three and nine months ended September 30, 2013 were $0.6 million and $2.3 million respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$20,934	$19,668
Work in process	1,444	1,178
Finished goods on hand	31,561	26,474
Finished goods on loan/consignment	37,321	35,370
Inventory total	91,260	82,690
Non-current inventories	17,089	11,100
Inventories, current	$74,171	$71,590

7.	INCOME TAX
At September 30, 2014, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $25.5 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.2 million with a valuation allowance of $5.0 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2013, these net operating loss carry forwards totaled $25.9 million, and the deferred tax asset was $8.4 million with a valuation allowance of $5.2 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. On March 25, 2013, the United States Internal Revenue Service, or IRS, completed an income tax audit for the 2009 through 2011 tax years. Audit adjustments were recorded prior to 2013. As of September 30, 2014, we have no liability recorded as an uncertain tax benefit.
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. This law retroactively reinstated the Internal Revenue Code Section 41, Credit for Increasing Research Activities, for the year ended December 31, 2012. As a result of this reinstatement, we were allowed a research credit of $0.6 million for 2012, which we recorded during the quarter ended March 31, 2013. The Credit for Increasing Research Activities expired for the year ending December 31, 2014, and for the nine months ended September 30, 2014, we have not recorded a research credit.

8.	DEBT
Debt consisted of the following at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (1.74% as of 9/30/2014)	$24,000	$26,250
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA	—	10,732
Total debt	24,000	36,982
Less current portion	(3,000)	(3,000)
	$21,000	$33,982

The following is a schedule of future debt maturities as of September 30, 2014, for the years ending December 31 (in thousands):

2014	$750
2015	3,000
2016	3,000
2017	17,250
2018	—
Thereafter	—
$24,000

During the quarter ended March 31, 2014, we terminated an interest rate swap agreement we had entered into during 2005 to fix the interest rate on our debt, and as a result, we recorded a loss of $38,000.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2014 and December 31, 2013, we had $110,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At September 30, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.0 million and outstanding commitments for the purchase of capital equipment of $4.9 million. Purchases under our distribution agreements were $4.8 million during the nine months ended September 30, 2014.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2014, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$18,148	$10,160	$5,415	$18,601	$5,560	$—	$57,884
Segment profit (loss)	981	372	93	4,253	(181)	(897)	4,621
Total assets, net	67,528	33,233	24,848	27,920	15,002	89,352	257,883
Capital expenditures	1,101	1,794	356	1,250	574	324	5,399
Depreciation and Amortization	2,049	702	317	609	155	852	4,684
2013
Net sales	$18,607	$9,802	$6,005	$15,122	$6,114	$—	$55,650
Segment profit (loss)	1,749	260	273	3,333	(780)	10	4,845
Total assets, net	66,696	35,256	27,220	25,781	5,331	101,659	261,943
Capital expenditures	308	215	465	1,044	90	1,091	3,213
Depreciation and Amortization	1,824	668	291	458	87	969	4,297

Nine Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$59,762	$32,160	$17,707	$57,278	$18,154	$—	$185,061
Segment profit (loss)	4,820	2,483	497	13,399	(2,256)	(1,246)	17,697
Total assets, net	67,528	33,233	24,848	27,920	15,002	89,352	257,883
Capital expenditures	3,215	3,306	871	3,228	1,119	1,906	13,645
Depreciation and Amortization	5,943	2,107	920	1,660	487	2,781	13,898
2013
Net sales	$60,154	$30,824	$18,855	$47,087	$18,590	$—	$175,510
Segment profit (loss)	5,870	1,727	267	10,679	(1,421)	(1,090)	16,032
Total assets, net	66,696	35,256	27,220	25,781	5,331	101,659	261,943
Capital expenditures	5,199	1,279	1,118	2,393	271	2,683	12,943
Depreciation and Amortization	5,466	1,994	943	1,313	284	3,060	13,060

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	September 30, 2014		December 31, 2013
	Domestic	International	Domestic	International
Long lived assets, gross	$142,393	$43,157	$139,406	$41,857
Accumulated depreciation and amortization	(79,140)	(15,596)	(73,876)	(13,588)
Long lived assets, net	63,253	27,561	65,530	28,269

Inventory	$61,652	$29,608	$56,960	$25,730

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2014	2013	% Inc/Decr
Domestic sales	$40,019	$39,093	2.4
International sales	17,865	16,557	7.9
Total sales	$57,884	$55,650	4.0

Nine Months Ended September 30,	2014	2013	% Inc/Decr
Domestic sales	$123,826	$117,911	5.0
International sales	61,235	57,599	6.3
Total sales	$185,061	$175,510	5.4

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	September 30, 2014			September 30, 2013
Net income	$3,011			$3,192
Basic EPS:
Net income available to common shareholders	$3,011	13,766	$0.22	$3,192	13,494	$0.24
Effect of dilutive securities:
Stock options		298			218
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,011	14,064	$0.21	$3,192	13,712	$0.23

	Nine Months Ended			Nine Months Ended
(in thousands, except per share amounts)	September 30, 2014			September 30, 2013
Net income	$11,369			$10,777
Basic EPS:
Net income available to common shareholders	$11,369	13,690	$0.83	$10,777	13,433	$0.80
Effect of dilutive securities:
Stock options		299			199
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$11,369	13,989	$0.81	$10,777	13,632	$0.79

For the three months ended September 30, 2014, weighted average options to purchase 206,150 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2013, weighted average options to purchase 293,859 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the nine months ended September 30, 2014, weighted average options to purchase 119,710 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2013, weighted average options to purchase 420,366 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the nine months ended September 30, 2014:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424
Net income	—	—	—	11,369	—	11,369
Other comprehensive income (loss), net of tax	—	—	—	—	(2,948)	(2,948)
Exercise of stock options	183	2	3,252	—	—	3,254
Issuance of restricted common stock for services	13	—	205	—	—	205
Issuance of common stock under Employee Stock Purchase Plan	26	—	512	—	—	512
Compensation cost of stock options	—	—	1,184	—	—	1,184
Tax impact on stock awards	—	—	(13)	—	—	(13)
Balance September 30, 2014	$13,799	$138	$74,315	$138,384	$(6,850)	$205,987

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2014, there were 501,812 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.2 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Income tax benefit on exercises of non-qualified stock options was $0.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, total unrecognized compensation cost related to unvested awards was $1.9 million and is expected to be recognized over a weighted-average period of 2.01 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2014 and changes during the year to date is presented below:

	2014
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,317,678	$16.78
Granted	201,217	20.90
Exercised	(182,770)	17.21		$1,025
Forfeited or Expired	(9,960)	18.01
Outstanding - September 30	1,326,165	$17.34	3.48	$7,360
Exercisable - September 30	770,528	$16.34	1.99	$5,044

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for 201,217 shares of common stock were granted during the nine months ended September 30, 2014, compared to stock options for 241,000 shares of common stock granted during the nine months ended September 30, 2013.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2014, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $75,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2014 is presented below:

Grant date	February 28, 2014	May 31, 2014	August 29, 2014
Aggregate shares of restricted stock granted	4,020	4,502	4,710
Grant date fair value	$94,000	$105,000	$112,000
Weighted average fair value per share	$23.30	$23.29	$23.88

During February 2013, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consisted of the grant of stock awards with an aggregate market value of $69,000, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2013 is presented below:

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of September 30, 2014, 92,033 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2014	2013
Shares purchased	26,258	32,807
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	27%	32%
Risk free interest rates	0.1%	0.2%
Weighted average per share fair value	$4.92	$3.98

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
Overview of the Three and Nine Months Ended September 30, 2014
During the quarter ended September 30, 2014, sales increased 4% to $57.9 million from $55.7 million in the quarter ended September 30, 2013, as a result of 8% growth in our international sales and 2% growth in our domestic sales. Gross margins decreased to 70.7% in the third quarter of 2014 from 71.0% for the same quarter in 2013, primarily due to growth in the international market, in which our margins are lower. Operating expenses increased 2% when compared to the quarter ended September 30, 2013, however as a percentage of sales, operating expenses decreased to 61% during the third quarter of 2014 as compared to 62% for the same quarter in 2013. This decrease, as a percentage of sales, was primarily due to our continued efforts to manage the increase in operating expenses. Net income for the quarter ended September 30, 2014, decreased 6%, and diluted earnings per share was $0.21 as compared to $0.23 in the same quarter last year, which was primarily a result of foreign currency losses due to the strengthening of the U.S. Dollar (USD) against the Euro (EUR) and Japanese Yen (JPY).
During the nine months ended September 30, 2014, sales increased 5% to $185.1 million from $175.5 million in the nine months ended September 30, 2013, as a result of 5% growth in our domestic sales and 6% growth in our international sales. Gross margins increased to 70% in the first nine months of 2014 from 69% for the same period in 2013, primarily due to continued growth in the higher margin U.S. extremity segment. Operating expenses increased 6% when compared to the nine months ended September 30, 2013, and, as a percentage of sales, operating expenses remained constant at 60% during both of the nine months ended September 30, 2014 and 2013. Net income for the nine months ended September 30, 2014 increased 5%, and diluted earnings per share was $0.81 as compared to $0.79 in the same period last year.
During the nine months ended September 30, 2014, we acquired $13.5 million in property and equipment, including new production equipment and surgical instrumentation. Net cash flow from operations was $26.3 million for the nine months ended September 30, 2014, as compared to net cash flow from operations of $7.1 million during the nine months ended September 30, 2013. The increase was primarily due to the reduction in accounts receivable.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and nine month periods ended September 30, 2014 and September 30, 2013:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2014		September 30, 2013		2014 - 2013	Constant Currency
Knee	$18,148	31.4%	$18,607	33.4%	(2.5)%	(2.4)%
Extremity	18,601	32.1	15,122	27.2	23.0	22.5
Hip	10,160	17.5	9,802	17.6	3.7	4.0
Biologics and Spine	5,415	9.4	6,005	10.8	(9.8)	(10.2)
Other	5,560	9.6	6,114	11.0	(9.1)	(9.3)
Total	$57,884	100.0%	$55,650	100.0%	4.0%	3.9%

	Nine Months Ended				Inc (decr)
	September 30, 2014		September 30, 2013		2014- 2013	Constant Currency
Knee	$59,762	32.3%	$60,154	34.3%	(0.7)%	(0.7)%
Extremity	57,278	30.9	47,087	26.8	21.6	21.1
Hip	32,160	17.4	30,824	17.6	4.3	4.7
Biologics and Spine	17,707	9.6	18,855	10.7	(6.1)	(6.9)
Other	18,154	9.8	18,590	10.6	(2.3)	(2.9)
Total	$185,061	100.0%	$175,510	100.0%	5.4%	5.2%

The following table includes items from the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended September 30,		2014 – 2013 Inc (decr)		% of Sales
	2014	2013	$	%	2014	2013
Net sales	$57,884	$55,650	2,234	4.0	100.0%	100.0%
Cost of goods sold	16,929	16,126	803	5.0	29.3	29.0
Gross profit	40,955	39,524	1,431	3.6	70.7	71.0
Operating expenses:
Sales and marketing	21,304	20,274	1,030	5.1	36.8	36.4
General and administrative	5,380	5,384	(4)	(0.1)	9.3	9.7
Research and development	4,464	5,068	(604)	(11.9)	7.7	9.1
Depreciation and amortization	4,289	3,963	326	8.2	7.4	7.1
Total operating expenses	35,437	34,689	748	2.2	61.2	62.3
Income from operations	5,518	4,835	683	14.1	9.5	8.7
Other income (expense), net	(897)	10	(907)	9,070.0	(1.5)	—
Income before taxes	4,621	4,845	(224)	(4.6)	8.0	8.7
Provision for income taxes	1,610	1,653	(43)	(2.6)	2.8	3.0
Net income	$3,011	$3,192	(181)	(5.7)	5.2	5.7

Comparative Statement of Income Data

	Nine Months Ended September 30,		2014 – 2013 Inc (decr)		% of Sales
	2014	2013	$	%	2014	2013
Net sales	$185,061	$175,510	9,551	5.4	100.0%	100.0%
Cost of goods sold	55,128	53,791	1,337	2.5	29.8	30.6
Gross profit	129,933	121,719	8,214	6.7	70.2	69.4
Operating expenses:
Sales and marketing	67,902	63,281	4,621	7.3	36.7	36.1
General and administrative	16,832	15,801	1,031	6.5	9.1	9.0
Research and development	13,521	13,523	(2)	—	7.3	7.7
Depreciation and amortization	12,735	11,992	743	6.2	6.9	6.8
Total operating expenses	110,990	104,597	6,393	6.1	60.0	59.6
Income from operations	18,943	17,122	1,821	10.6	10.2	9.8
Other income (expense), net	(1,246)	(1,090)	(156)	14.3	(0.7)	(0.7)
Income before taxes	17,697	16,032	1,665	10.4	9.5	9.1
Provision for income taxes	6,328	5,255	1,073	20.4	3.4	3.0
Net income	$11,369	$10,777	592	5.5	6.1	6.1
Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
Sales
For the quarter ended September 30, 2014, sales increased 4% to $57.9 million from $55.7 million in the quarter ended September 30, 2013, principally as a result of 8% international sales growth and 2% increase in domestic sales. Sales of knee implant products decreased 2% to $18.1 million for the quarter ended September 30, 2014, compared to $18.6 million for the same quarter in 2013. The decrease is a result of continued pricing pressures in the worldwide knee market. Sales of our extremity products were up 23% to $18.6 million as compared to $15.1 million for the same period in 2013, as we continued to gain global market share with our Equinoxe® reverse shoulder system. Hip implant sales of $10.2 million during the quarter ended September 30, 2014 increased 4% from the $9.8 million during the quarter ended September 30, 2013, as a result of hip sales increases both domestically and internationally. Sales from biologics and spine decreased 10% during the quarter ended September 30, 2014 to $5.4 million from $6.0 million in the comparable quarter in 2013, primarily as a result of continued competitive pricing pressures in the domestic biologics market. Sales of all other products decreased to $5.6 million as compared to $6.1 million in the same quarter last year. Domestically, sales increased 2% to $40.0 million, or 69% of total sales, during the quarter ended September 30, 2014, up from $39.1 million, which represented 70% of total sales in the comparable quarter last year. Internationally, sales increased 8% to $17.9 million, representing 31% of total sales, for the quarter ended September 30, 2014, as compared to $16.6 million, which was 30% of total sales for the same quarter in 2013. On a constant currency basis, international sales increased approximately 8% during the quarter ended September 30, 2014, compared to the same quarter in 2013.
For the nine months ended September 30, 2014, sales increased 5% to $185.1 million from $175.5 million during the nine months ended September 30, 2013, as a result of domestic sales growth of 5% and international sales growth of 6%. Sales of knee implant products decreased 1% to $59.8 million for the nine months ended September 30, 2014 as compared to $60.2 million for the same nine months in 2013, as a result of worldwide pricing pressures. Sales of our extremity products were up 22% to $57.3 million as compared to $47.1 million for the same period in 2013, primarily due to the continued growth with our Equinoxe® reverse shoulder system. Hip implant sales of $32.2 million during the nine months ended September 30, 2014 increased 4% from the $30.8 million in sales during the nine months ended September 30, 2013. Sales from biologics and spine decreased 6% during the nine months ended September 30, 2014 to $17.7 million, from $18.9 million in the comparable period in 2013. The decrease in the biologics and spine segment is a result of domestic competitive pricing pressures in the biologics market, which was partially offset by improvements in our spine sales units. Sales of all other products decreased to $18.2 million as compared to $18.6 million in the same nine months last year. Domestically, sales increased 5% to $123.8 million, or 67% of total sales, during the nine months ended September 30, 2014, up from $117.9 million, which also represented 67% of total sales, in the comparable period last year. Internationally, sales increased 6% to $61.2 million, representing 33% of total sales, for the nine months ended September 30, 2014, as compared to $57.6 million, which was also 33% of total sales, for the same nine months in 2013. On a constant currency basis, international sales increased approximately 6% during the nine months ended September 30, 2014, compared to the same period in 2013.
Gross Profit
Gross profit increased to $41.0 million in the quarter ended September 30, 2014 from $39.5 million in the quarter ended September 30, 2013. As a percentage of sales, gross profit decreased to 70.7% during the quarter ended September 30, 2014 from 71.0% for the quarter ended September 30, 2013, primarily as a result of growth in the lower margined international market.
Gross profit increased to $129.9 million in the nine months ended September 30, 2014 from $121.7 million in the nine months ended September 30, 2013. As a percentage of sales, gross profit increased to 70.2% during the nine months ended September 30, 2014 from 69.4% for the nine months ended September 30, 2013, primarily as a result of growth in the higher margin U.S. extremities segment. Looking forward to the fourth quarter, we expect gross profit, as a percentage of sales, to be roughly flat as compared to prior year quarter due to expected consistent sales mix.
Operating Expenses
Total operating expenses increased 2% to $35.4 million in the quarter ended September 30, 2014 from $34.7 million in the quarter ended September 30, 2013. As a percentage of sales, total operating expenses decreased to 61% for the quarter ended September 30, 2014, as compared to 62% for the quarter ended September 30, 2013. The lower increase was related to a reduction in variable compensation expenses. Total operating expenses increased 6% to $111.0 million in the nine months ended September 30, 2014 from $104.6 million in the nine months ended September 30, 2013, primarily due to increased compliance expenses and variable selling expenses. As a percentage of sales, total operating expenses remained constant at 60% for the each of the nine month periods ended September 30, 2014, and 2013.
Sales and marketing expenses, the largest component of total operating expenses, increased 5% for the quarter ended September 30, 2014 to $21.3 million from $20.3 million in the same quarter last year. The increase was primarily related to additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales, were 37% for the quarter ended September 30, 2014, compared to 36% for the quarter ended September 30, 2013. Sales and marketing expenses increased 7% for the nine months ended September 30, 2014 to $67.9 million from $63.3 million in the same period last year, which was primarily related to global compliance expenditures, as well as additional variable selling costs as a result of our sales growth. Sales and marketing expenses, as a percentage of sales, were 37% for the nine months ended September 30, 2014 and 36% for the nine months ended September 30, 2013. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for the fourth quarter of 2014.
General and administrative expenses remained unchanged at $5.4 million in each of the quarters ended September 30, 2014 and 2013. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended September 30, 2014 from 10% for the quarter ended September 30, 2013. General and administrative expenses increased to $16.8 million in the nine months ended September 30, 2014 from $15.8 million during the same nine months in 2013, primarily due to additional regulatory and compliance expenditures. As a percentage of sales, general and administrative expenses remained at 9% for each of the nine month periods ended September 30, 2014 and 2013. General and administrative expenses for the fourth quarter of 2014 are expected to be in the range of 8% to 9% of sales.
Research and development expenses decreased 12% for the quarter ended September 30, 2014 to $4.5 million from $5.1 million in the same quarter last year, primarily due to lower product testing and clinical study expenses. As a percentage of sales, research and development expenses decreased to 8% for the quarter ended September 30, 2014, compared to 9% for the quarter ended September 30, 2013. Research and development expenses were unchanged at $13.5 million for both of the nine month periods ended September 30, 2014 and 2013. As a percentage of sales, research and development expenses decreased to 7% for the nine month period ended September 30, 2014, compared to 8% for the same period in 2013. We expect research and development expenses ranging from 7% to 8% of sales for the fourth quarter of 2014.
Depreciation and amortization increased 8% to $4.3 million for the quarter ended September 30, 2014 from $4.0 million during the same quarter in 2013. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the quarters ended September 30, 2014 and 2013. Depreciation and amortization increased 6% to $12.7 million for the nine months ended September 30, 2014 from $12.0 million during the same period in 2013. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the nine month periods ended September 30, 2014 and 2013. We placed $11.7 million of surgical instrumentation and $1.1 million of equipment in service during the first nine months of 2014.
Income from Operations
Our income from operations increased 14% to $5.5 million, or 10% of sales, in the quarter ended September 30, 2014 from $4.8 million, or 9% of sales, in the quarter ended September 30, 2013. The increase in our income from operations for the quarter was a result of our sales growth, coupled with minimal growth in operating expenses. Our income from operations increased 11% to $18.9 million, or 10% of sales, during the nine months ended September 30, 2014 from $17.1 million, or 10% of sales, in the nine months ended September 30, 2013 as a result of the sales growth and expanded gross margins from the strength of the worldwide performance in the extremities segment. Looking forward, we expect operating expenses for the fourth quarter of the year to increase approximately the same as sales growth, therefore we anticipate income from operations, as a percentage of sales, to remain relatively flat with the fourth quarter of 2013.
Other Income and Expenses
We had other expenses, net of other income, of $0.9 million during the quarter ended September 30, 2014, compared to other income, net of other expenses of $10,000 in the quarter ended September 30, 2013. The change for the quarter was primarily a result of net foreign currency losses of $0.7 million for the quarter ended September 30, 2014, compared to currency transaction gains of $0.3 million for the same quarter of 2013. The currency loss in the quarter ended September 30, 2014 was primarily due to intercompany debt, which was higher than expected due to the significant strengthening of the USD against the EUR and JPY. Net interest expense was $0.2 million for the quarter ended September 30, 2014 and $0.3 million for the same quarter in 2013. We had other expenses, net of other income, of $1.2 million during the nine months ended September 30, 2014, compared to other expenses, net of other income of $1.1 million in the nine months ended September 30, 2013. Included in other expenses were net foreign currency losses of $0.5 million, compared to foreign currency transaction losses of $0.3 million for the same nine month period of 2013. Included in the foreign currency losses during both the three and nine months ended September 30, 2014, was a gain of $0.1 million related to a foreign currency forward option we entered into during September 2014. Net interest expense remained unchanged at $0.8 million for each of the nine month periods ended September 30, 2014 and 2013.
Taxes and Net Income
Income before provision for income taxes decreased 5% to $4.6 million in the quarter ended September 30, 2014 from $4.8 million in the quarter ended September 30, 2013, primarily due to the foreign currency transaction losses experienced as a result of the weakened EUR and JPY against the USD during the quarter. The effective tax rate, as a percentage of income before taxes, was 35% for the quarter ended September 30, 2014, compared to 34% for the same quarter in 2013. As a result of the foregoing, we realized net income of $3.0 million in the quarter ended September 30, 2014, a decrease of 6% from $3.2 million in the quarter ended September 30, 2013. As a percentage of sales, net income decreased to 5.2% for the quarter ended September 30, 2014 from 5.7% for the same quarter in 2013. Earnings per share, on a diluted basis, decreased to $0.21 for the quarter ended September 30, 2014, from $0.23 for the quarter ended September 30, 2013.
Income before provision for income taxes increased 10% to $17.7 million in the nine months ended September 30, 2014 from $16.0 million in the nine months ended September 30, 2013. The effective tax rate, as a percentage of income before taxes, was 36% for the nine months ended September 30, 2014 as compared to 33% for the nine months ended September 30, 2013. The increase in the effective tax rate for the first nine months of 2014 was due primarily to the expiration in 2014 of the credit for research and development activities that reduced the comparative 2013 effective tax rate. As a result of the foregoing, we realized net income of $11.4 million in the nine months ended September 30, 2014, an increase of 5% from $10.8 million in the nine months ended September 30, 2013. As a percentage of sales, net income remained at 6.1% for both of the nine month periods ended September 30, 2014 and 2013. Earnings per share, on a diluted basis, increased to $0.81 for the nine months ended September 30, 2014, from $0.79 for the nine months ended September 30, 2013.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At September 30, 2014, we had working capital of $108.3 million, a decrease of 3% from

$112.0 million at the end of 2013. Working capital in 2014 decreased primarily as a result of the reduction in our cash and accounts receivable balances, partially offset by an increase in our inventory balance. Inventory and capitalized surgical instrumentation increases were impacted by the $1.7 million paid for the medical device excise tax in the first nine months of 2014.
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
Operating Activities – Operating activities provided net cash of $26.3 million in the nine months ended September 30, 2014, as compared to net cash from operations of $7.1 million during the nine months ended September 30, 2013. A primary contributor to this increase related to the decrease in accounts receivable experienced in the first nine months of 2014, which provided cash of $10.9 million for the nine months ended September 30, 2014, in contrast to an increase in accounts receivable using net cash of $8.3 million for the nine months ended September 30, 2013. A major contributor to the decrease in total accounts receivable was the payment of government receivables in February to our distribution operation in Spain, aggregating approximately €9.4 million, or approximately $12.9 million at an exchange rate of $1.37 per Euro. Our allowance for doubtful accounts and sales returns decreased to $0.8 million at September 30, 2014 from $1.0 million at December 31, 2013. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 77 for the nine month period ended September 30, 2014, compared to 80 for the nine month period ended September 30, 2013, as we continue to see improvement in international accounts receivable payment terms. However, as we continue to expand our operations internationally, our DSO ratio could increase again due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory increased by $9.8 million during the first nine months ended September 30, 2014, compared to an increase of $9.3 million during the same period ended September 30, 2013, as we prepared for a number of new product launches.
Investing Activities - Investing activities used net cash of $13.6 million in the nine months ended September 30, 2014, as compared to $12.7 million in the nine months ended September 30, 2013. The primary contributor to the increase in investing activities cash outflow was our increased cash outlays for surgical instrumentation and manufacturing equipment, which were $12.8 million during the nine month period ended September 30, 2014, as compared to cash outlays of $12.2 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2013.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2014, we had paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, as well as prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities used net cash of $9.3 million in the nine months ended September 30, 2014, as compared to $6.7 million in net cash provided for the nine months ended September 30, 2013. In the first nine months of 2014, we had net debt repayments of $13.0 million, due to the repayment of our line of credit balance, as compared to net borrowings of $4.3 million in the first nine months of 2013. Proceeds from the exercise of stock options provided cash of $3.8 million during the nine months ended September 30, 2014, as compared to $2.5 million during the nine months ended September 30, 2013, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of September 30, 2014, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
Other Commitments and Contingencies
At September 30, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.0 million and outstanding commitments for the purchase of capital equipment of $4.9 million. Purchases under our distribution agreements were $4.8 million during the nine months ended September 30, 2014.

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
At September 30, 2014, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap will have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of September 30, 2014, and the weighted average interest rate is that experienced during the nine months ended September 30, 2014:

(in thousands, except percentages)	2014	2015	2016	2017	Thereafter	Total
Liabilities
Term loan at variable interest rate	$750	$3,000	$3,000	$17,250	$—	$24,000
Weighted average interest rate	1.8%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2014, translation losses were $3.1 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the nine months ended September 30, 2013, translation gains were $0.2 million.
Foreign Currency Transactions – The U.S. dollar is our primary currency, and transactions that are completed in a foreign currency are translated into U.S. dollars and recorded in the financial statements. We recognized currency transaction losses of $0.6 million for the nine months ended September 30, 2014, due to the weakening of the JPY, EUR and GBP as compared to the USD, and currency transaction losses of $0.3 million during the same period in 2013, which was due to the effect of amounts payable to us from our distribution offices in Japan and the UK and the weakening of the JPY and GBP as compared to the U.S. dollar. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Option – During September 2014, we entered into a foreign currency put option instrument to sell €5.0 million prior to December 31, 2014 as an economic hedge against strengthening of the U.S. Dollar (USD) against the Euro (EUR). We paid a premium of $108,500 for a strike price of 1.28 or, a $6.4 million call amount. The foreign currency option expires on December 31, 2014. During the quarter ended September 30, 2014, we recognized a gain of $107,000 on the condensed consolidated statements of income related to the fair value of this currency option based upon a dealer's quote.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2014 and December 31, 2013, we had $110,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Exactech, Inc.

Date:	November 5, 2014	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	November 5, 2014	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer