Form 10-K
period 2014-12-31
EXACTECH INC
filed 2015-03-04
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________

FORM 10-K
  ___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer," l"accelerated filer”, and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer   ☐        Accelerated Filer   ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of February 27, 2015, the number of shares of the registrant’s Common Stock outstanding was 13,924,974. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2014 was approximately $249,279,000 based on a closing sale price of $25.23 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination is not an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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
We manufacture some components of our knee, extremity, and hip joint replacement systems at our facility in Gainesville, Florida, utilizing modern, highly automated computer aided manufacturing equipment. Our cell-based manufacturing processes, which are organized in groups, or cells, are dedicated to specific product lines to minimize change-over and increase efficiency, and are designed to help us reduce our production cycle times while permitting flexibility to adjust quickly to changes in demand. To supplement our manufacturing of components, we have formed strategic alliances with suppliers and business partners to externally manufacture some components. Additionally, we acquire and distribute other products and services through exclusive agreements, such as our agreement with Tecres® S.p.A, (Tecres), and non-exclusive agreements, such as with RTI Surgical, Inc., (RTI), and Biomatlante SARL, (Biomatlante).
Orthopaedic Products Industry
According to a research report published in 2014 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2013 was estimated to be nearly $44.6 billion, which represented an increase of 3.3% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $14.9 billion, $4.7 billion and $5.9 billion, respectively, during 2013. This study also estimates that the spinal implant/instrumentation market was $7.4 billion during 2013. According to this report, the segment of the population over the age of 40 is growing 3% annually, a rate faster than the 1% for the overall population. The report suggests that demographics will drive growth in the global orthopaedic marketplace, with the majority of joint replacements occurring in patients between 50 to 80 years old. Management continues to share the belief that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.
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

The following table includes the net revenue and percentage of net revenue for each of our product lines, which are also our reportable segments, for the years ended December 31, 2014, 2013 and 2012. Other financial information relating to our reportable segments is included in Note 13 of our Consolidated Financial Statements, in Part II Item 8. - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Sales by Product Line ($ in 000’s)

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
Extremity	$79,003	31.8%	$65,528	27.6%	$52,061	23.2%
Knee	78,678	31.7	80,532	34.0	81,387	36.3
Hip	43,491	17.5	40,958	17.3	40,826	18.2
Biologics and Spine	23,826	9.6	25,486	10.7	24,463	10.9
Other	23,375	9.4	24,584	10.4	25,600	11.4
Total	$248,373	100.0%	$237,088	100.0%	$224,337	100.0%

Extremities Products. The Equinoxe® Platform Shoulder System continues to be one of the fastest growing shoulders on the market by delivering clinically relevant solutions with streamlined instrumentation. The product family includes treatment options for both degenerative disease (primary and reverse total shoulder systems) as well as trauma (platform fracture stem and fracture plate).
Our primary system utilizes a patented replicator plate, which allows for independent adjustment of all four anatomic parameters in situ (assembled inside the body). The Equinoxe is a platform system, convertible to a reverse without removal of a well-fixed stem. In keeping with our philosophy of delivering clinical results, a multicenter study found that, compared to our competitors, our reverse shoulder achieved a sevenfold reduction in scapular notching, which is one of the main complications of the procedure.
We also provide innovative solutions for shoulders with traumatic injuries. Our fracture plate and platform fracture stem enable surgeons to inter-operatively choose which solution is best for the patient. Having a platform capability on a fracture stem is critical because fracture stems are typically cemented and converting a hemi-arthroplasty (involving only the humeral component, as opposed to a Total Shoulder, which replaces the humeral head and glenoid) to a reverse without removing a cemented stem is significantly better for the patient and surgeon. In 2014, we launched the resurfacing humeral head, as well as additional augments in limited releases.
Knee Products. Built on more than three decades of clinical success and proven outcomes, the Optetrak® and Optetrak Logic® total knee systems represent major advancements in knee implant design that address orthopaedic surgeons' concerns for contact stress, patellar tracking, polyethylene wear, joint stability, bone preservation and instrumentation. The Optetrak Logic family of products brings together innovative and intuitive total knee arthroplasty design philosophies into one complete primary knee system. This next generation system combines a patented hi-flex geometry, proprietary net compression molded (NCM) polyethylene inserts, optimized Logic FIT® tibial trays, streamlined Optetrak Logic Low Profile Instrumentation (LPI®) and ligament balancing instrumentation, as well as additional sizes to accommodate varying patient anatomies.
In 2013, Exactech launched ExactechGPS® Guided Personalized Surgery, the first advanced surgical technology to combine the power of specialized instrumentation and instantaneous data virtualization, intra-operative adjustability and validation for a real-time patient-specific solution in total knee arthroplasty. We continue development of our Optetrak Logic primary knee system by rounding out both our cruciate retaining and posterior-stabilized offerings. Optetrak Logic CR, a unique technology and implant system, enables surgeons to plan and perform a cruciate ligament sparing total knee replacement based on the anatomical and functional integrity of the posterior cruciate ligament. The system features our innovative Posterior Cruciate Referencing Technique (PCRT) and CR Slope® technology. Our Optetrak PS line was enhanced with the Optetrak Logic PSC insert, which provides an easy conversion option from a posterior stabilized insert in surgery. We also introduced the Optetrak Logic CRC cruciate retaining tibial insert. We continue our international expansion of the Optetrak Logic system including the rotating bearing knee, Optetrak Logic RBK®.

We continue to support our classic Optetrak knee system, including a cruciate ligament sparing, posterior stabilized and a high flexion component, which allows for a larger range of motion, as well as a unicondylar knee system, a constrained condylar design usually intended for revision surgery.
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
In 2014, Exactech expanded our hip portfolio with the introduction of the Alteon® brand. Alteon now encompasses two new femoral solutions-the Tapered Wedge Femoral Stem and Neck Preserving Femoral Stem. The Tapered Wedge is a single taper, wedge-style stem. It incorporates specific design features to achieve immediate axial and rotational mechanical stability between the medial and lateral cortices of the femoral canal. The Neck Preserving Stem is a short femoral stem that shares the proven features of conventional stems, but designed to conserve more bone. These two stems share a set of core femoral instruments, allowing for an easier transition and reduced instrumentation in the operating room.
Our Novation Element® wedge stem features Exactech's signature neck geometry and is designed to provide surgeons with excellent initial stability and long-term fixation when paired with our standard instrumentation or A+ Instrumentation™ for the direct anterior approach.
The Crown Cup® acetabular system for primary, complex primary and revision hip arthroplasties features our third generation porous material, InteGrip™, which is manufactured with a titanium alloy through a unique manufacturing method known as Electron Beam Melting. Exactech was the first U.S. orthopaedic device company to offer FDA-cleared orthopaedic implants manufactured through this proprietary process. Crown Cup also features GXL polyethylene liners, which minimize wear debris. The Novation ceramic AHS® Crown Cup is designed to minimize osteolysis by utilizing an alumina ceramic bearing that provides significantly lower wear debris generation over traditional bearing surfaces.
For revision surgeries, the AcuMatch® M-Series modular femoral stem offers components that are 100% interchangeable, allowing the surgeon to customize the prosthesis at the time of surgery and according to the patient's bony structures. This versatility and the manner in which the components mate can have a positive effect on patient outcomes.
Biologics and Spine. We manufacture and distribute various products and services designed for the healing and regeneration of bone and soft tissue, including products which contain human allograft.  We have maintained a distribution relationship with RTI since 1998 for the marketing of its Opteform® and Optefil® product lines of Demineralized Bone Matrix.  We also distribute Regenaform® and Regenafil® allograft tissue implants for oral and dental applications.
Additionally, we market a platform of Demineralized Bone Matrix products, under the brand name Optecure®.  The product also contains a synthetic bioabsorbable polymer carrier material initially licensed from Genzyme Corp. Additionally, a product line extension was introduced to the Optecure brand that combines Demineralized Bone Matrix with additional allograft product within the formulation (Optecure®+CCC). We market OpteMx®, a Tri-Calcium Phosphate/Hydroxyapatite based synthetic bone graft substitute, licensed under a non-exclusive U.S. distribution agreement with Biomatlante.
Accelerate® is a platelet concentrating system that offers high platelet yields through gentle centrifugal action, which preserves the fragile buffycoat layer. This easy-to-use system provides a fast and convenient method for processing PRP at the point of care from a small amount of patient’s blood (PRP/PRP-S systems) or concentrating cells at the point of care from a patient’s bone marrow (BMC system).
We also distribute  Ossigen®, a 3D matrix of collagen and an organic bone mineral processed into blocks for surgical implantation for the repair of bony defects in the spine, extremities and pelvis that may be hydrated with autogenous bone marrow at the point of use.
Our Spine Division is focused on the development and commercialization of products intended to stabilize spinal motion segments for the purpose of promoting spinal fusion. The  Gibralt® Spinal System includes the Gibralt Occipital Plate, a comprehensive solution for posterior stabilization and fusion of the cervical and thoracic spine. The Proliant® Pedicle

Screw System is designed to provide secure fixation of the thoracolumbar spine while offering surgeons improved speed and ease-of-use. The pedicle screw has a dual lead thread for faster insertion and patented Tightlok® thread pattern that is designed to reduce screw pull out and facilitate fusion. The EZ Set tulip head allows the surgeon to easily position and set the tulip head in any position for rod insertion. During 2014, we launched Octane M, a new design of interbody fusion implant which allows atraumatic entry to its final position between two vertebral bodies.
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
Octane® Straight is a PEEK Interbody Spacer System that provides two different implant options to accommodate a traditional straight spacer insertion or a less invasive insert-and-rotate technique. The devices are manufactured from a Biocompatible PEEK-Optima® polymer with radiographic markers, which allows for visualization of the implant with a clear assessment of the fusion. In addition, multiple footprints allow for different approach options: Bilateral posterior approach using 24mm spacers, or unilateral posterior approach using 28mm and 32mm spacers.
These products complement our existing spine line, help us expand into other growing spine market segments and provide our customers additional options to improve patient care.
Other Products. The Cemex® bone cement system features a unique, self-contained delivery system that has been clinically proven in Europe for more than two decades. By integrating bone cement powder and liquid into an enclosed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability. Product offerings include Cemex Genta, a bone cement containing antibiotics and Cemex Fast, a quick-set cement, with or without antibiotic. The InterSpace® hip, knee and shoulder spacers are used in two stage revision procedures and provide orthopaedic surgeons with a unique and convenient way to treat this difficult problem, including a high release antibiotic version of the InterSpace hip, knee and shoulder spacers. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres.
The AcuDriver® Automated Osteotome System is an air-driven impact handpiece that surgeons can use during joint implant revision procedures to effectively remove failed prostheses and bone cement. The AcuDriver accomplishes this by providing the surgeon with precise positioning without the inconvenience and inconsistency of striking the osteotome, a cement removal tool, with a mallet.
Since the April 2008 acquisition of our French distributor, we have continued the distribution for various medical products through assumed French distribution agreements in the French market that are reported through our Other segment. During 2013, two of these agreements expired although this is not expected to have a material impact on our operational results going forward.
Marketing and Sales
We market our orthopaedic implant products in the United States through Exactech U.S., Inc. that operates through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives. Internationally, Exactech International Operations markets our products through a network of independent distributors and our wholly owned subsidiaries that distribute products and services in nearly 40 countries. The customers for our products are hospitals, surgeons and other physicians and clinics.
We generally have contractual arrangements with our independent sales organizations to grant the exclusive right to sell our products in a specified territory. In turn, we require that the sales organizations meet certain sales quotas. We typically pay our sales agencies a commission based on net sales. We are highly dependent on the expertise and customer service effectiveness of our independent sales force. Our sales organization is managed by Regional Vice Presidents of Sales who are assigned to regions throughout the United States. We currently offer our products in all fifty states, Puerto Rico, and the District of Columbia. Our international subsidiaries purchase inventory from Exactech International Operations, our international headquarters, and utilize a network of employees and independent sales representatives to distribute our products and services in their respective territories.
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
Financial Information about Geographic Areas
For the years ended December 31, 2014, 2013, and 2012, international sales accounted for $82.8 million, $77.4 million, and $78.7 million, respectively, representing approximately 33%, 33% and 35%, respectively, of our net sales. We intend to continue to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total inventory and long-lived assets held outside the United States as of December 31, 2014 and 2013 was $61.0 million and $54.0 million, respectively.
Manufacturing and Supply
Early in our history, third-party vendors manufactured all of our component parts, while we internally performed product design, quality assurance and packaging. For the past fifteen years, our strategy has been to develop and expand our own internal manufacturing and supply chain capabilities. We have done this through strategically creating state-of-the-art cell-based manufacturing processing, and utilizing highly automated, computer-aided production and inspection equipment.
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
We currently manufacture approximately 60% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, which is slightly higher than the 58% manufacturing percentage in 2013, and an actual increase in total products manufactured. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2014, 2013 and 2012, we purchased approximately 24%, 24% and 22%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Order backlog is not a material aspect of our business.
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
In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as the Chairman of our Board of Directors. Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by the company to Drs. Petty and Miller. During the year ended December 31, 2014, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.
We also pay royalties to a significant hospital customer, pursuant to a license agreement we entered into for its assistance in the development and promotion of our knee implant systems as well as the training of persons in the use of such systems.
We have an oral consulting agreement with Albert Burstein, Ph.D., one of our directors, to provide services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing. During 2014, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 7 to Notes to our Consolidated Financial Statements for further discussion on related party transactions.
Research and Development
During 2014, 2013 and 2012, we expended $18.4 million, $17.8 million, and $16.8 million, respectively, on research and development and we anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation and Alteon hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and spinal product development.
As an important part of our research and development efforts to improve surgical effectiveness and efficiency, we were a party to a license and distribution agreement with Blue Ortho SAS ("Blue Ortho") to bring computer based technology to the surgical techniques used with our products. Blue Ortho is a France-based computer-assisted surgical technology development and manufacturing firm. We launched the knee application of this technology under the trade name Exactech GPS® (Guided Personalized Surgery) during 2013, and intend to develop shoulder and hip applications in the future. Effective January 15, 2015, we acquired all of the outstanding stock of Blue Ortho.
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. Using the technology, we plan to launch a cartilage repair program that would include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales if regulatory clearances are established. The technology is currently subject to clinical trial evaluation in Taiwan and we are currently evaluating regulatory approval pathways for this technology in other markets.
We believe that our purchase of intellectual property and product-line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.

Competition
The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources. Our largest competitors in the orthopaedic market are DePuy Synthes, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. According to “The Orthopaedic Industry Annual Report” for the year ended December 31, 2013, by Orthoworld, Inc., in 2013 these five companies had an estimated 59% of the total orthopaedic market share, including an estimated 85% of the global joint replacement segment.
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
Government Regulation
Healthcare Regulation
Healthcare is heavily regulated by the federal government and by state and local governments. The federal laws and regulations affecting healthcare change regularly thereby increasing the uncertainty and risk associated with any healthcare-related venture. During 2010, Congress enacted the Patient Protection and Affordable Care Act (PPACA), and the government is in the process of implementing that legislation. The Affordable Care Act has significant financial impacts for device manufacturers, most notably the implementation of a 2.3% medical device excise tax on the first sale or use of products within the United States and the Physician Payment Sunshine Act, which requires medical device manufacturers, among others, to annually report to the federal government any "payment or other transfer of value" to physicians and teaching hospitals and will be costly to implement.
The federal government regulates healthcare, in general, and Exactech, in particular, through various agencies, including but not limited to the following: (i) the FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the physician self-referral prohibition, commonly referred to as the Stark law, the False Claims Act, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services, or HHS. Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

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
In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions which have increased dramatically over the past several years. This trend is expected to continue. See Item 1A. Risk Factors for discussion on our compliance activities related to the Corporate Integrity Agreement with the OIG. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government.
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
Employees
As of December 31, 2014, we employed 642 full-time employees. We have no union contracts and believe that our relationship with our employees is good.
Executive Officers of the Registrant
Our executive officers, and their ages, as of February 27, 2015, are as follows:

Name	Age	Position
William Petty, M.D	72	Executive Chairman and Chairman of the Board
David W. Petty	48	Chief Executive Officer, President and Director
Gary J. Miller, Ph.D	67	Executive Vice President, Research and Development
Joel C. Phillips	47	Executive Vice President, Chief Financial Officer and Treasurer
Bruce Thompson	57	Senior Vice President, General Manager - Biologics and Spine Division
Betty Petty	72	Vice President, Administration and Corporate Secretary
Donna Edwards	42	Vice President, Legal
William Petty, M.D. is a founder of Exactech. He has been Executive Chairman since March 2014, Chairman of the Board of the Company since its inception, was Chief Executive Officer from inception until 2014 and was President from January 2002 until December 2007. Dr. Petty was a Professor at the University of Florida College of Medicine from July 1975 to September 1998. Dr. Petty also served as Chairman of the Department of Orthopaedic Surgery at the University of Florida College of Medicine from July 1981 to January 1996. Dr. Petty has served as a member of the Hospital Board of Shands Hospital, Gainesville, Florida, as an examiner for the American Board of Orthopaedic Surgery, as a member of the Orthopaedic Residency Review Committee of the American Medical Association, on the

Editorial Board of the Journal of Bone and Joint Surgery, on the Executive Board of the American Academy of Orthopaedic Surgeons, and as President of the Corporate Advisory Council of the American Academy of Orthopaedic Surgeons. He holds the Kappa Delta Award for Outstanding Research from the American Academy of Orthopaedic Surgeons. His book, Total Joint Replacement, was published in 1991. Dr. Petty received his B.S., M.S., and M.D. degrees from the University of Arkansas. He completed his residency in Orthopaedic Surgery at the Mayo Clinic in Rochester, Minnesota. Dr. Petty is the husband of Betty Petty, and the father of David W. Petty.
David W. Petty has been Chief Executive Officer since March 2014 and President of Exactech since November 2007. Mr. Petty has served the Company in various capacities in the areas of operations and sales and marketing since joining the Company in 1988. From February 2000 to November 2007, Mr. Petty served as Executive Vice President of Sales and Marketing, from 1993 to 2000, he served as Vice President of Marketing and, from April 1991 until April 1993, he served as Vice President of Operations. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty.
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
Joel C. Phillips, CPA has been Chief Financial Officer of Exactech since July 1998 and Treasurer since March 1996. Mr. Phillips was promoted to Executive Vice President in February 2015. Mr. Phillips was Manager, Accounting and Management Information Systems at the Company from April 1993 to June 1998. From January 1991 to April 1993, Mr. Phillips was employed by Arthur Andersen. Mr. Phillips received a B.S. and a Masters in Accounting from the University of Florida and is a Certified Public Accountant. During 2008, Mr. Phillips completed the Advanced Executive Program at the Kellogg School of Management at Northwestern University.
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
Betty Petty is a founder, Corporate Secretary, and Vice President, Administration. She has been Vice President, Administration since February 2000. She was Vice President, Human Resources from February 2000 until May 2010. She has also been Corporate Secretary of Exactech since its inception and served as Treasurer and a Director until March 1996. Ms. Petty served in the dual capacities of Human Resources Coordinator and Director of Marketing Communications from the founding of the Company until 2001. She received her B.A. from the University of Arkansas at Little Rock and her M.A. in English from Vanderbilt University. Ms. Petty is the wife of Dr. Petty and the mother of David W. Petty.
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
In December 2010, we entered into a Corporate Integrity Agreement, referred to as the CIA, with the Office of Inspector General of the United States Department of Health and Human Services (OIG-HHS). The foregoing agreement resolved the investigation commenced by the Department of Justice in December 2007 into the Company's consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States. The CIA imposes on us certain obligations to maintain compliance with U.S. healthcare regulatory laws. Our failure to do so could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows. The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows. The CIA is currently scheduled to end in December 2015.
Our settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.
As a result of the allegations of wrongdoing made by the Department of Justice and the public disclosure of our settlement with the United States Department of Justice and OIG-HHS, other governmental agencies, including state authorities, could conduct their own investigations or institute proceedings, none of which are precluded by terms of our existing settlement. In addition, the settlement with the United States Department of Justice could increase our exposure to lawsuits by potential whistleblowers under the federal False Claims Act, based on new theories or allegations arising from the allegations made by the Department of Justice. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.
Efforts to enhance our corporate compliance program require the cooperation of many individuals, may divert resources from our other business activities and may require substantial investment.
We are committed to the continued enhancement of our corporate compliance program, which requires substantial financial and human resources. The continued successful implementation of our enhanced corporate compliance program requires significant cooperation from our employees, distributors and sales agents as well as the healthcare professionals with whom our agents interact. The increased expenses related to these efforts may negatively impact our results of operations.

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
Long-term disruptions in the capital and credit markets could adversely affect our liquidity and require that we conserve cash until the markets stabilize or until alternative credit or funding arrangements can be obtained. Our conservation of cash in such instances could require that we defer capital expenditures and reduce or eliminate discretionary uses of cash, which could harm our competitive position and results of operation.
Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.
The premarket review, manufacture, marketing, sale and third-party coverage of and payment for our medical devices are subject to significant regulation by various federal agencies and departments, including the United States Department of Justice, the United States Department of Defense, the United States Department of Veterans Affairs, and various agencies within the United States Department of Health and Human Services, including FDA, OIG-HHS, Centers for Medicare & Medicaid Services (CMS), Office of Civil Rights, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. The Patient Protection and Affordable Care Act included a provision titled the Physician Payment Sunshine Act. CMS has been charged with implementing the Sunshine Act and has called it the Open Payment Program. As a result, we are required by law to annually disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level in compliance with the Open Payments Program. Any failure to comply with these legal and regulatory requirements could have adverse legal consequences. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also affect our business. We anticipate that government and congressional scrutiny of our sector will continue and potentially increase, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.
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
Our devices are subject to regulation regarding coverage and cost by non-FDA agencies within HHS, including the CMS as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services. Federal government health care laws apply when we submit a claim on behalf of a federal health care program beneficiary, or when a customer submits a claim for an item or service that is reimbursed, in whole or in part, under a federal government-funded health care program, such as Medicare or Medicaid. The principal federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, the primary one of which is the False Claims Act; those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the Anti-Kickback Statute and Anti-Inducement Act; and that which prohibits health care service providers seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.
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
Failure to comply with certain federal laws is particularly acute for us given the CIA under which we agree to independent monitoring of our activities and reporting of those activities that fail to comply with federal law or the CIA.
We may be subject to suit under a federal whistleblower statute.
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
The Patient Protection and Affordable Care Act, enacted on March 23, 2010, has sought to link violations of the Anti-Kickback Statute with violations of the False Claims Act, making it arguably easier for the government or for whistleblowers, acting in the name of the government, to sue device manufacturers under the False Claims Act. Another law, enacted in 2009, attempts to ease some of the other requirements that restricted whistleblower and other False Claims Act suits. Some of these requirements may be retroactive to 2008, but the constitutionality of that provision has yet to be resolved by the U.S. Supreme Court.

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
In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of these acts were implemented in 2014 and other provisions will be implemented later, therefore, it is difficult to assess the full long-term impact of these laws on our business. Certain adverse effects though are apparent. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We currently estimate that our annual excise tax fee will be within the range of $1.9 to $2.2 million pre-tax. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
We expect the healthcare industry to face increased scrutiny over reimbursement and healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products.
In the United States and other countries, sales of our products depend, in part, upon the availability of reimbursement from third party payers, which include government health administration authorities, managed care providers and private health insurers. Third party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. Increasing expenditures for healthcare have been the subject of considerable public attention in the United States and abroad. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures. Although we cannot predict the full effect on our business of the implementation of this legislation, we believe that legislation that reduces reimbursement for our products or for procedures that use our products would adversely affect sales. This could materially and adversely affect our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products.

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
The orthopaedic implant industry is subject to competition in the following key areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we compete to obtain and retain regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy Synthes, Inc., a division of Johnson and Johnson, Zimmer, Inc., a subsidiary of Zimmer Holdings, Inc., Stryker Corporation, Smith and Nephew plc, and Biomet, Inc. Many of our competitors have significantly greater resources than us, and we cannot provide assurance that we will be able to compete successfully, which could have a material adverse effect on our revenues, cash flows and results of operations.
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
We cannot provide assurance as to the breadth or degree of protection that existing or future patents, if any, may afford us, that confidential or proprietary information agreements will not be breached, that the parties from whom we have licensed or otherwise acquired patent rights, proprietary rights and technology have full rights to those patent rights and technology, or that our trade secrets and proprietary know-how will not otherwise become known to or independently developed by competitors. Our Optetrak knee system and Equinoxe shoulder system are subject to patents that we license or hold. Due to the relatively large percentage of our revenues attributable to the Optetrak knee and Equinoxe shoulder systems, if it were determined that the holders of these patents do not have sufficient legal rights to the patents, our use of the patents could be compromised, which would have a material adverse effect on our revenues, cash flows, and results of operations.
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
We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party's intellectual property rights as well as in enforcing our rights against others; and if we were found to infringe on the intellectual property rights of others, the manufacture, sale and use of our products could be enjoined. Any claims against us, whether such claims were with or without merit, would likely consume a significant amount of management's time and resources. Furthermore, parties who may bring claims against us could have greater resources than we have.
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
We recently acquired Blue Ortho and intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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
As a result of our growth and intent to acquire businesses, we could experience significant strain on internal resources impacting the design and effectiveness of certain internal control processes. As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

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
We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. If Dr. William Petty, our Executive Chairman, unexpectedly terminates his employment with Exactech for any reason, his absence could have a material adverse effect on our business, results of operation and financial condition. We do not maintain key-man life insurance on key individuals. We expect that our anticipated growth and expansion will place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.
Our business is subject to complex and stringent regulation in the U.S. and internationally.
We are subject to complex and stringent healthcare, manufacturing, environmental, security, labor, employment and other governmental laws and regulations, both in the United States and in the other countries in which we operate. In addition, our business is impacted by laws and regulations that affect global trade, including tariff and trade policies, export requirements, taxes and other restrictions and charges. Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new and existing laws and regulations may continue to increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations in the United States or in any of the countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect our financial performance.
The international component of our business has been growing, and difficulties presented by international economic, political, legal, accounting and business conditions could harm our business, including restrictions under our current credit facility.
We have expanded the international component of our business over the last number of years. For the years ended December 31, 2014, 2013, and 2012, 33%, 33% and 35% of our total revenues, respectively, were generated in countries other than the United States. Some risks inherent in conducting business internationally include:

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
Personal privacy has become a significant issue in the United States, Europe, and many other countries where we operate. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations. The European Union and many countries in Europe have stringent privacy laws and regulations, which may adversely impact our ability to profitably operate in certain European countries. Regulatory burdens of this sort increase our costs and harm our financial results.
Our stock price may be volatile, and you could lose all or part of your investment.
The market price of our common stock on the NASDAQ Global Market has been volatile, fluctuating from a low of $19.87 per share to a high of $26.52 per share during the 52-week trading period ended February 27, 2015, and we may continue to experience significant volatility in the market price of our common stock. Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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
As of February 27, 2015, we had 13,924,974 common shares outstanding. While our common stock is traded on the NASDAQ Global Market, our stock is thinly traded (approximately 0.29%, or 41,013 shares, of our stock traded on an average daily basis during the 52 week trading period ended February 27, 2015) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the future or, even if it does increase in the future, may not be maintained.
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
Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 30% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	183,930
Sales office and warehouse	Illkirch, France	5,188
Warehouse in Spain	Gijón, Spain	3,498

Leased Property
Facility	Location	Square Feet	Annual Rental ($)
Sales Office	Lima, OH	2,327	39,000
Manufacturing Shops	Sarasota, FL	23,125	246,000
Warehouse	Gainesville, FL	4,000	16,000
International Headquarters and Warehouse	Switzerland	12,000	246,000	(1)
Research Office	Taiwan	1,119	14,000	(1)
Canada Sales Office	Canada	1,120	23,000
Sales Office and Warehouse	England	800	30,000	(1)
Sales Office and Warehouse	Japan	4,599	128,000	(1)
Sales Office and Warehouse	China	6,374	191,000	(1)
Sales Office	France	3,714	34,000	(1)
Sales Offices	Spain	11,829	189,000	(1)
Sales Office and Warehouse	Germany	2,000	29,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2014 exchange rates.
In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.
ITEM 3.     LEGAL PROCEEDINGS
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At each of December 31, 2014 and December 31, 2013, we had $135,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2014	High	Low
First Quarter	$25.14	$21.02
Second Quarter	26.52	20.85
Third Quarter	26.30	22.00
Fourth Quarter	24.75	19.87

2013	High	Low
First Quarter	$20.71	$16.50
Second Quarter	21.16	17.80
Third Quarter	22.12	18.34
Fourth Quarter	24.95	19.43
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
As of February 27, 2015 we had approximately 188 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2009 to December 31, 2014 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.
The graph assumes an investment of $100 in our common stock and each of the respective indices for the period from December 31, 2009 to December 2014. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Index	2009	2010	2011	2012	2013	2014

Exactech	100.00	108.71	95.14	97.92	137.29	136.19
NASDAQ Stock Market	100.00	118.39	119.02	140.81	196.13	226.15
NASDAQ Medical Equipment Index	100.00	106.64	122.52	136.39	159.86	185.44

ITEM 6.     SELECTED FINANCIAL DATA
The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$248,373	$237,088	$224,337	$205,397	$190,483
Cost of goods sold	74,244	73,019	68,731	64,847	63,961
Gross profit	174,129	164,069	155,606	140,550	126,522
Operating expenses:
Sales and marketing	89,796	84,999	81,979	77,243	66,123
General and administrative	22,692	21,149	20,139	21,969	17,622
Research and development	18,377	17,802	16,803	13,059	13,631
Depreciation and amortization	16,990	16,190	15,343	14,455	10,744
Total operating expenses	147,855	140,140	134,264	126,726	108,120
Income from operations	26,274	23,929	21,342	13,824	18,402
Other income (expense):
Interest expense, net	(1,095)	(1,215)	(1,445)	(1,117)	(636)
Other income (expense)	78	138	87	97	64
Foreign currency exchange (loss) gain	(1,129)	(444)	(90)	506	391
Income before provision for income taxes	24,128	22,408	19,894	13,310	18,221
Provision for income taxes	7,640	7,036	7,153	4,484	7,756
Net income	16,488	15,372	12,741	8,826	10,465
Basic earnings per common share	$1.20	$1.14	$0.96	$0.67	$0.81
Diluted earnings per common share	$1.18	$1.12	$0.96	$0.67	$0.80

(in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total current assets	$139,157	$142,559	$130,218	$119,231	$112,539
Total assets	261,040	261,842	245,141	232,612	219,993
Total current liabilities	26,205	30,517	31,562	27,068	26,064
Total long-term debt, net of current portion	20,250	33,982	38,447	45,917	41,709
Total liabilities	49,669	69,418	74,244	77,285	74,577
Total shareholders' equity	211,371	192,424	170,897	155,327	145,416

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
Overview of 2014
During the twelve months ended December 31, 2014, sales increased 5% to $248.4 million from $237.1 million in the comparable twelve months ended December 31, 2013, due to worldwide growth. Domestic sales for the year ended December 31, 2014 increased 4%, to $165.6 million from $159.6 million for the same period for 2013. As a percentage of sales domestic sales remained at 67% for both the years ended December 31, 2014 and 2013. Gross margins increased to 70% for the year ended December 31, 2014, compared to 69% for the year ended December 31, 2013. The increase in gross margins is primarily a result of our growth in the extremities segment, which generally carries higher margins than the average company segments. Operating expenses during 2014 increased 6% from 2013, and, as a percentage of sales, operating expenses increased to 59.5% during 2014 as compared to 59.1% for the same period in 2013. Net income for the twelve months ended December 31, 2014 increased 7% to $16.5 million, and diluted earnings per share were $1.18 as compared to $1.12 during 2013.
At the end of 2014, working capital increased 1% to $113.0 million from $112.0 million as of December 31, 2013. The increase in working capital was primarily a result of a reduction in accounts payable and accrued expenses, as we continue to manage our costs. During the twelve months ended December 31, 2014, we acquired $18.2 million in property and equipment, including new surgical instrumentation, production equipment and our distribution facility in Spain. Comparatively, we acquired $16.1 million in property and equipment for the year ended December 31, 2013. Net cash flow from operations was $32.0 million for the year ended December 31, 2014 as compared to net cash flow from operations of $16.7 million during the year ended December 31, 2013. The increase in operating cash flow was primarily a result of decreased accounts receivable balances at the end of 2014, primarily due to improved payment receipts on worldwide sales.
Recent Events
Effective January 15, 2015, we completed the acquisition of all of the outstanding capital stock of Blue Ortho SAS, a France-based company. Blue Ortho is the computer-assisted surgical technology development and manufacturing firm that partnered with the Company to develop the ExactechGPS® Guided Personalized Surgery system. The acquisition was accomplished to further the partnership between us and the team at Blue Ortho in furthering the development of Exactech GPS to other segments of our portfolio. The aggregate purchase price for BlueOrtho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 USD exchange rate, was paid to the Blue

Ortho shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future surgical case milestones. We expect the contingent payment to be paid over the next five to ten years. We are currently awaiting finalization of Blue Ortho's closing balance sheet to complete purchase accounting.
The following table includes: (i) items from the Statements of Income for the year ended December 31, 2014 as compared to 2013, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2013 as compared to 2012, and the dollar and percentage change from year to year and the percentage relationship to net sales:

(dollars in thousands)	Years Ended December 31,			2014 – 2013 Inc (decr)		2013 – 2012 Inc (decr)		% of Sales
	2014	2013	2012	$	%	$	%	2014	2013	2012
Net sales	$248,373	$237,088	$224,337	11,285	4.8	12,751	5.7	100.0%	100.0%	100.0%
Cost of goods sold	74,244	73,019	68,731	1,225	1.7	4,288	6.2	29.9	30.8	30.6
Gross profit	174,129	164,069	155,606	10,060	6.1	8,463	5.4	70.1	69.2	69.4
Operating expenses:
Sales and marketing	89,796	84,999	81,979	4,797	5.6	3,020	3.7	36.2	35.9	36.5
General and administrative	22,692	21,149	20,139	1,543	7.3	1,010	5.0	9.1	8.9	9.0
Research and development	18,377	17,802	16,803	575	3.2	999	5.9	7.4	7.5	7.5
Depreciation and amortization	16,990	16,190	15,343	800	4.9	847	5.5	6.8	6.8	6.8
Total operating expenses	147,855	140,140	134,264	7,715	5.5	5,876	4.4	59.5	59.1	59.8
Income from operations	26,274	23,929	21,342	2,345	9.8	2,587	12.1	10.6	10.1	9.5
Other income (expense), net	(2,146)	(1,521)	(1,448)	(625)	41.1	(73)	5.0	(0.9)	(0.6)	(0.6)
Income before taxes	24,128	22,408	19,894	1,720	7.7	2,514	12.6	9.7	9.5	8.9
Provision for income taxes	7,640	7,036	7,153	604	8.6	(117)	(1.6)	3.1	3.0	3.2
Net income	$16,488	$15,372	$12,741	1,116	7.3	2,631	20.6	6.6	6.5	5.7
Sales
Comparison of the years ended December 31, 2014 and 2013
For the year ended December 31, 2014, sales increased 5% to $248.4 million from $237.1 million in the comparable twelve months ended December 31, 2013. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2014 and 2013:

	Years Ended December 31,				% Change	Constant Currency % Change
(in thousands)	2014		2013		2014-2013	2014-2013
Extremity	$79,003	31.8%	$65,528	27.6%	20.6	20.3
Knee	78,678	31.7	80,532	34.0	(2.3)	(1.8)
Hip	43,491	17.5	40,958	17.3	6.2	7.4
Biologics/Spine	23,826	9.6	25,486	10.7	(6.5)	(6.8)
Other	23,375	9.4	24,584	10.4	(4.9)	(4.5)
Total	$248,373	100.0%	$237,088	100.0%	4.8	5.1

Sales of our extremity products increased due to continued success of our comprehensive Equinoxe platform shoulder system. The decrease in sales of knee implant products was a result of worldwide pricing and competitive pressures, as well as unfavorable currency impacts. Hip implant sales increased as we continued to experience growth with our Novation Element hip system as well as the launch of our Alteon Tapered wedge system. Our biologics and spine sales decrease resulted from domestic competitive pricing pressures in the biologics market and decreases in the sale of spine products outside the United States. The decrease in the sales of all other products was primarily related to a reduction in sales of our surgical instrumentation sold outside the United States. Domestically, sales increased 4% to $165.6 million, or 67% of total sales, during the year ended December 31, 2014, up from $159.6 million, which also represented 67% of total sales during 2013. Internationally, sales increased 7% to $82.8 million, representing 33% of total sales, for the year ended December 31, 2014, as compared to $77.4 million, which also represented 33% of total sales during 2013. On a constant currency basis, international sales increased approximately 8% during the year ended December 31, 2014, compared to the same period in 2013.
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

	Years Ended				% Change	Constant Currency % Change
(in thousands)	December 31, 2013		December 31, 2012		2013-2012	2013-2012
Knee	$80,532	34.0%	$81,387	36.3%	(1.1)	0.2
Extremity	65,528	27.6	52,061	23.2	25.9	25.7
Hip	40,958	17.3	40,826	18.2	0.3	2.3
Biologics/Spine	25,486	10.7	24,463	10.9	4.2	3.7
Other	24,584	10.4	25,600	11.4	(4.0)	(3.6)
Total	$237,088	100.0%	$224,337	100.0%	5.7	6.4

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
Gross Profit
Gross profit increased 6% to $174.1 million for the year ended December 31, 2014 from $164.1 million for the year ended December 31, 2013. As a percentage of sales, gross profit increased to 70% during the year ended December 31, 2014 compared to 69% for 2013, as a result of growth in the extremities segment, which generally carries higher margins than the average company segments. Gross profit increased 5% to $164.1 million for the year ended December 31, 2013 from $155.6 million for the year ended December 31, 2012. As a percentage of sales, gross profit remained constant at 69% during each of the years ended December 31, 2013 and 2012, as a result of domestic sales growth, which generally carries higher margins than sales in international markets, however, this was offset by the impact of the implementation of the medical device excise tax enacted as part of the health care legislation signed into law in 2010.
Operating Expenses
Total operating expenses increased 6% to $147.9 million in the year ended December 31, 2014 from $140.1 million in the year ended December 31, 2013. As a percentage of sales, total operating expenses increased to 59.5% for the twelve months ended December 31, 2014, as compared to 59.1% for the same period in 2013. The increase, as a percentage of sales, was primarily due to increases in variable selling and compliance infrastructure costs. Total operating expenses increased 4% to $140.1 million in the year ended December 31, 2013 from $134.3 million in the year ended December 31, 2012. As a percentage of sales, total operating expenses decreased to 59% for the twelve months ended December 31, 2013, as compared to 60% for the same period in 2012. The decrease, as a percentage of sales, was primarily due to sales growth outpacing increases in variable selling costs.
Sales and marketing expenses, the largest component of total operating expenses, increased 6% for the year ended December 31, 2014 to $89.8 million from $85.0 million in the comparable period of December 31, 2013. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for the years ended December 31, 2014 and 2013. Sales and marketing expenses increased 4% for the year ended December 31, 2013 to $85.0 million from $82.0 million in the comparable period of December 31, 2012. Sales and marketing expenses, as a percentage of sales, decreased slightly to 36% for the year ended December 31, 2013, from 37% for the year ended December 31, 2012. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for 2015.
General and administrative expenses increased 7% to $22.7 million in the twelve months ended December 31, 2014 from $21.1 million in the twelve months ended December 31, 2013, which included $2.5 million and $2.3 million in compliance expenses for each of the twelve month periods, respectively. As a percentage of sales, general and administrative expenses remained at 9% for each of the twelve months ended December 31, 2014 and 2013. General and administrative expenses increased 5% to $21.1 million in the twelve months ended December 31, 2013 from $20.1 million in the twelve months ended December 31, 2012, which included $2.3 million in compliance expenses for each of the twelve month periods. As a percentage of sales, general and administrative expenses remained at 9% for each of the twelve months ended December 31, 2013 and 2012. General and administrative expenses for 2015 are expected to be in the range of 7.5% to 8.5% of sales.
Research and development expenses increased 3% for the year ended December 31, 2014 to $18.4 million from $17.8 million for 2013. As a percentage of sales, research and development expenses remained relatively flat at 7.4% for the twelve months ended December 31, 2014 compared to 7.5% for the comparable period last year. The slight decrease as a percentage of sales was primarily due to lower product testing and clinical study expenses. Research and development expenses increased 6% for the year ended December 31, 2013 to $17.8 million from $16.8 million for 2012. As a percentage of sales, research and development expenses increased to 8% for the twelve months ended December 31, 2013 from 7% for the comparable period in 2012. The increase was primarily due to increased testing and product development expenses related to our Exactech GPS, advanced surgical technology. We anticipate research and development expenditures, as a percentage of sales, to range from 7% to 8% of sales during 2015.
Depreciation and amortization increased 5% to $17.0 million during the year ended December 31, 2014 from $16.2 million in the twelve months ended December 31, 2013, as a result of our continued investment in surgical instrumentation. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2014 and 2013. Total capital expenditure investment for 2014 was $18.6 million, which included $13.8 million of surgical instrumentation placed in service and approximately $0.5 million spent for product licenses, patents and trademarks during the twelve months of 2014. Depreciation and amortization increased 6% to $16.2 million during the year ended December 31, 2013 from $15.3 million in the twelve months ended December 31, 2012, as a result of investment in surgical instrumentation. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2013 and 2012. Total capital expenditure investment for 2013 was $16.5 million, which included $11.8 million of surgical instrumentation placed in service and approximately $0.4 million spent for product licenses, patents and trademarks during the twelve months of 2013.
Income from Operations
Our income from operations increased 10% to $26.3 million, or 11% of sales in the year ended December 31, 2014 from $23.9 million, or 10% of sales in the year ended December 31, 2013. The increase in our income from operations was a result of our sales growth and continued efforts to leverage our existing expense structures. Our income from operations increased 12% to $23.9 million, or 10% of sales in the year ended December 31, 2013 from $21.3 million, or 10% of sales in the year ended December 31, 2012. Looking forward, we expect operating expenses to increase slightly slower than sales growth, and we anticipate income from operations to expand to the range of 10.7% to 11.3% of sales for 2015.
Other Income and Expenses
We had other expenses, net of other income, of $2.1 million during the year ended December 31, 2014, as compared to other expenses, net of other income of $1.5 million in the year ended December 31, 2013. The increase to net other expenses was primarily due to the foreign currency losses of $1.1 million for 2014 compared to a net foreign currency loss of $0.4 million for 2013. Partially offsetting the increase was net interest expense, which decreased for the year ended December 31, 2014 to $1.1 million from $1.2 million during the year ended December 31, 2013, due to the decreased balance of our term loan and the paydown of borrowing under our line of credit facility during 2014. We had other expenses, net of other income, of $1.5 million during the year ended December 31, 2013, as compared to other expenses, net of other income of $1.4 million in the year ended December 31, 2012. The increase to net other expenses was primarily due to the foreign currency loss of $0.4 million for 2013 from a net foreign currency loss of $0.1 million for 2012. Partially offsetting the increase was net interest expense, which decreased for the year ended December 31, 2013 to $1.2 million from $1.4 million during the year ended December 31, 2012, due to decreased full year average borrowing under our line of credit facility.
Taxes and Net Income
Income before provision for income taxes increased 8% to $24.1 million in the year ended December 31, 2014 from $22.4 million in the same period in 2013. The effective tax rate, as a percentage of income before taxes, was 32% for the year ended December 31, 2014 and 31% for the same period in 2013. The increase in the effective tax rate for the year ended December 31, 2014 was primarily a result of two years worth of research and development tax credit during 2013, due to the law that was enacted on January 2, 2013, which included a retroactive credit related to the 2012 tax year. During the full year 2015, we anticipate an effective tax rate of 33 to 34% as the research and development tax credit has expired. As a result of the foregoing, we realized net income of $16.5 million in the year ended December 31, 2014, an increase of 7% from $15.4 million in the year ended December 31, 2013. As a percentage of sales, net income increased to 6.6% from 6.5% during the year ended December 31, 2013. Earnings per share, on a diluted basis, increased to $1.18 for the year ended December 31, 2014, from $1.12 for the year ended December 31, 2013. Income before provision for income taxes increased 13% to $22.4 million in the year ended December 31, 2013 from $19.9 million in the same period in 2012. The effective tax rate, as a percentage of income before taxes, was 31% for the year ended December 31, 2013 and 36% for the same period in 2012. The decrease in the effective tax rate for the year ended December 31, 2013 was primarily due to the retroactive renewal of the 2012 research and development tax credit that was enacted on January 2, 2013, and as such, the entire credit of $0.6 million was recognized in the first quarter of 2013. As a result of the foregoing, we realized net income of $15.4 million in the year ended December 31, 2013, an increase of 21% from $12.7 million in the year ended December 31, 2012. As a percentage of sales, net income increased to 6.5% from 5.7% during the year ended December 31, 2012. Earnings per share, on a diluted basis, increased to $1.12 for the year ended December 31, 2013, from $0.96 for the year ended December 31, 2012.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At December 31, 2014, we had working capital of $113.0 million, an increase of 1% from $112.0 million at the end of 2013. Working capital in 2014 increased primarily as a result of an increase in cash, a decrease in accounts payable and accrual balances partially offset by decreases in current receivables. Inventory and surgical instrumentation increased during the year ended December 31, 2014, primarily due to the launch of new products and expansion of worldwide distribution. We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. As of December 31, 2014, $8.0 million of our cash balance is currently held outside the U.S. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $32.0 million in the twelve months ended December 31, 2014, as compared to net cash from operations of $16.7 million during the twelve months ended December 31, 2013. A primary contributor to this change related to the decrease in accounts receivable of $6.4 million during the year ended December 31, 2014, compared to an increase of $11.1 million during the year ended December 31, 2013, as a result of our distribution operation in Spain, which experienced increases in total accounts receivable in 2013 due to government payment levels; however in 2014 the receivable payments in Spain improved considerably. Our allowance for doubtful accounts and sales returns decreased to $0.9 million at December 31, 2014, compared to $1.0 million at December 31, 2013. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 80 for the twelve months ended December 31, 2014, which decreased from 81 for the year ended December 31, 2013, primarily as a result of worldwide improvements in payments. As we continue to expand our operations internationally, our DSO ratio could fluctuate, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. During 2014, the increase in inventory used net cash of $9.1 million as compared to $9.7 million during 2013, as a result of our continued product line expansion and continued growth within existing markets.
Investing Activities - Investing activities used net cash of $18.6 million for the year ended December 31, 2014, as compared to $15.7 million for the year ended December 31, 2013. The increase was due to an increase in purchases of property and equipment. Our cash outlays for surgical instrumentation, manufacturing equipment and facility expansion was $17.6 million, and $0.5 million for purchases of patents, trademarks and product licenses during the year ended December 31, 2014, as compared to $14.9 million for purchases of surgical instrumentation, manufacturing equipment and facility expansion, and $0.4 million for purchases of patents, trademarks and product licenses during the same period of 2013.
During 2014, we invested $0.8 million in ongoing license, milestone and research payments to Blue Ortho related to the Guided Personalized Surgery knee technology, which resulted in $3.1 million investment in net intangible assets related to the technology as of December 31, 2014. See Overview section of this Management's Discussion and Analysis for information on our acquisition of Blue Ortho in January 2015.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2014, we had paid approximately $2.1 million for the licenses, patents, equipment related to this license agreement, and prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. The technology is currently subject to clinical trial evaluation in Taiwan and we are currently evaluating regulatory approval pathways for this technology in other markets.
Financing Activities - Financing activities used net cash of $8.8 million for the year ended December 31, 2014, as compared to using net cash of $0.8 million for the year ended December 31, 2013, primarily due to the repayment of the outstanding line of credit balance and reduction in the term loan, partially offset by cash proceeds from issuance of stock. In 2014, we had net debt repayments of $13.7 million as compared to net debt repayments of $4.1 million in 2013. Proceeds from the exercise of stock options provided cash of $5.0 million during 2014, as compared to $3.4 million during 2013, with the proceeds used to reduce the outstanding balance under our line of credit.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which a portion is a swingline note for $5.0 million. The swingline note is used for short-term cash management needs, and excess bank account cash balances are swept into the swingline to reduce any outstanding balance. Additionally, the Credit Agreement provides for the issuance of letters of credit in an aggregate face amount of up to $5.0 million.
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
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of December 31, 2014, we were in compliance with all financial covenants.
Other Commitments and Contingencies
At December 31, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.4 million and outstanding commitments for the purchase of capital equipment of $3.0 million, Purchases under our distribution agreements were $7.1 million during the year ended December 31, 2014.
Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations at December 31, 2014 (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Term loan	$23,250	$3,000	$20,250	$—	$—
Interest on long-term debt (1)	743	385	358	—	—
Operating leases	3,684	1,478	1,832	275	99
Capital Lease minimum lease payments	146	89	48	9	—
Other obligations	250	250	—	—	—
Purchase obligations	12,406	12,406	—	—	—
	$40,479	$17,608	$22,488	$284	$99

(1)
Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2014, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.

Off-Balance Sheet Arrangements
At December 31, 2014, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.
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
Allowance for Doubtful Accounts and Sales Returns - Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90-120 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At December 31, 2014, our allowance for doubtful accounts was $0.9 million as compared to $0.6 million at December 31, 2013, which increased as a result of extended payment terms in some international markets. As a percentage of accounts receivable, the allowance increased to 1.8% as compared to 1.0% at the prior year end. At December 31, 2014, our net margin allowance for sales returns was $36,000 compared to $0.4 million at December 31, 2013, as a result of a sales return during 2014 from an independent distributor in the European market that was allowed for at the end of 2013.
Revenue Recognition - We recognize revenue on our domestic sales and sales from our international subsidiaries upon notification from our sales agents that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we do not maintain an allowance for sales returns. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. We estimate an allowance for sales returns on our international customers based upon an analysis of our prior returns experience. We continually evaluate new and current customers for collectability based on various factors including past history with the customer, evaluation of their credit worthiness, and current economic conditions.
Excess and Obsolete Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. During 2014, we experienced net inventory recoveries of $0.1 million. Charges for the years ended 2013, and 2012 were $2.8 million and $0.9 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2014, we determined that $17.5 million of inventory should be classified as non-current, as compared to $11.1 million as of December 31, 2013. The increase in non-current inventory is primarily a result of stocking instrumentation for product launches and sales force expansion.

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
The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2014, we do not have any liability for uncertain tax positions that requires recognition in the consolidated financial statements.
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
Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1.8 million, $1.5 million, and $1.5 million and income tax benefit of $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Recent Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.2 million for 2015.
At December 31, 2014, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap to have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented approximate the financial instruments’ fair market value as of December 31, 2014, and the weighted average interest rates are those experienced during the year ended December 31, 2014:

(in thousands, except percentages)	2015	2016	2017	2018	Thereafter	Total
Liabilities
Term loan at variable interest rate	$3,000	$3,000	$17,250	$—	$—	$23,250
Weighted average interest rate	1.8%

Interest Rate Swap
Notional amount			27,000
Fixed rate interest			3.0%

Foreign Currency Risk
Foreign currency translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the year ended December 31, 2014, translation losses were $4.6 million, which were primarily due to the weakening of the EUR and the JPY. During the year ended December 31, 2013, translation gains were $0.8 million.
Foreign currency transactions – The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized a currency transaction loss of $1.1 million for the year ended December 31, 2014 and $0.4 million for the same period in 2013, which was primarily due to the effect of our European and Japanese expansions and the weakening of the EUR and JPY as compared to the U.S. dollar. At certain times we enter into hedging instruments to manage our exposure to these risks and anticipate more of this activity in 2015.
Forward Currency Option – During December 2014 we terminated a foreign currency option we had entered into in September 2014. The foreign currency put option instrument was to sell €5.0 million prior to December 31, 2014 as an economic hedge against strengthening of the U.S. Dollar (USD) against the Euro (EUR). We paid a premium of $0.1 million for a strike price of $1.28 per EUR or, a $6.4 million call amount. During the year ended December 31, 2014, we recognized a gain of $0.2 million on the condensed consolidated statements of income related to this currency option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules of the Company listed in Item 15(e). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Charlotte, North Carolina
March 4, 2015

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,051	$6,011
Accounts receivable, net of allowances of $946 and $993	50,731	59,109
Prepaid expenses and other assets, net	2,436	2,865
Income taxes receivable	1,492	1,331
Inventories – current	72,827	71,590
Deferred tax assets – current	1,620	1,653
Total current assets	139,157	142,559
PROPERTY AND EQUIPMENT:
Land	2,742	2,215
Machinery and equipment	35,434	35,439
Surgical instruments	101,142	95,902
Furniture and fixtures	4,556	4,200
Facilities	19,981	19,187
Projects in process	1,166	852
Total property and equipment	165,021	157,795
Accumulated depreciation	(84,915)	(76,127)
Net property and equipment	80,106	81,668
OTHER ASSETS:
Deferred financing and deposits, net	676	870
Non-current inventories	17,465	11,100
Product licenses and designs, net	8,641	9,457
Patents and trademarks, net	1,701	2,005
Customer relationships, net	203	669
Goodwill	13,091	13,514
Total other assets	41,777	37,615
TOTAL ASSETS	$261,040	$261,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,615	$16,254
Income taxes payable	146	39
Accrued expenses and other liabilities	9,194	10,974
Other current liabilities	250	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	26,205	30,517
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,794	4,200
Line of credit	—	10,732
Long-term debt, net of current portion	20,250	23,250
Other long-term liabilities	420	719
Total long-term liabilities	23,464	38,901
Total liabilities	49,669	69,418
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 13,890,696 and 13,576,910 shares issued and outstanding	139	136
Additional paid-in capital	76,126	69,175
Accumulated other comprehensive loss	(8,397)	(3,902)
Retained earnings	143,503	127,015
Total shareholders’ equity	211,371	192,424
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,040	$261,842

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands, except per share amounts)

	2014	2013	2012
NET SALES	$248,373	$237,088	$224,337
COST OF GOODS SOLD	74,244	73,019	68,731
Gross profit	174,129	164,069	155,606
OPERATING EXPENSES:
Sales and marketing	89,796	84,999	81,979
General and administrative	22,692	21,149	20,139
Research and development	18,377	17,802	16,803
Depreciation and amortization	16,990	16,190	15,343
Total operating expenses	147,855	140,140	134,264
INCOME FROM OPERATIONS	26,274	23,929	21,342
OTHER INCOME (EXPENSE):
Interest income	16	8	11
Other income	78	138	87
Interest expense	(1,111)	(1,223)	(1,456)
Foreign currency loss, net	(1,129)	(444)	(90)
Total other income (expense)	(2,146)	(1,521)	(1,448)
INCOME BEFORE INCOME TAXES	24,128	22,408	19,894
PROVISION FOR INCOME TAXES
Current	9,228	5,516	6,964
Deferred	(1,588)	1,520	189
Total provision for income taxes	7,640	7,036	7,153

NET INCOME	$16,488	$15,372	$12,741

BASIC EARNINGS PER SHARE	$1.20	$1.14	$0.96

DILUTED EARNINGS PER SHARE	$1.18	$1.12	$0.96

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012
Net Income	$16,488	$15,372	$12,741
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	134	137	(318)
Change in currency translation	(4,629)	758	(207)
Other comprehensive income (loss), net of tax	(4,495)	895	(525)
Comprehensive income	$11,993	$16,267	$12,216

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2011	13,153	$132	$60,565	$98,902	$(4,272)	$155,327

Net income	—	—	—	12,741	—	12,741
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(318)	(318)
Change in currency translation	—	—	—	—	(207)	(207)
Exercise of stock options	120	1	1,325	—	—	1,326
Issuance of restricted common stock for services	18	—	295	—	—	295
Issuance of common stock under Employee Stock Purchase Plan	40	—	565	—	—	565
Compensation cost of stock options	—	—	1,494	—	—	1,494
Tax impact on stock awards	—	—	(326)	—	—	(326)
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897

Net income	—	—	—	15,372	—	15,372
Change in fair value of cash flow hedge, net of tax	—	—	—	—	137	137
Change in currency translation	—	—	—	—	758	758
Exercise of stock options	186	2	2,837	—	—	2,839
Issuance of restricted common stock for services	18	—	345	—	—	345
Issuance of common stock under Employee Stock Purchase Plan	42	1	595	—	—	596
Compensation cost of stock options	—	—	1,549	—	—	1,549
Tax impact on stock awards	—	—	(69)	—	—	(69)
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424

Net income	—	—	—	16,488	—	16,488
Change in fair value of cash flow hedges, net of tax	—	—	—	—	134	134
Change in currency translation	—	—	—	—	(4,629)	(4,629)
Exercise of stock options	262	3	4,316	—	—	4,319
Issuance of restricted common stock for services	18	—	423	—	—	423
Issuance of common stock under Employee Stock Purchase Plan	34	—	660	—	—	660
Compensation cost of stock options	—	—	1,800	—	—	1,800
Tax impact on stock awards	—	—	(248)	—	—	(248)
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$(8,397)	$211,371

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$16,488	$15,372	$12,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	47	505	(335)
Inventory allowance	(81)	2,838	915
Depreciation and amortization	18,546	17,593	16,826
Restricted common stock issued for services	423	345	295
Compensation cost of stock awards	1,800	1,549	1,494
Loss on disposal of equipment	1,552	636	1,449
Loss on disposal of trademarks and patents	13	23	112
Foreign currency option loss	—	—	330
Foreign currency exchange loss (gain)	1,321	444	(240)
Deferred income taxes	(1,588)	1,520	189
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	6,433	(11,093)	(2,318)
Prepaids and other assets	453	14	1,804
Inventories	(9,131)	(9,690)	(8,034)
Accounts payable	(2,732)	910	1,349
Income taxes receivable/payable	(54)	(2,978)	(2,315)
Accrued expense & other liabilities	(1,522)	(1,301)	3,249
Net cash provided by operating activities	31,968	16,687	27,511
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,164)	(15,303)	(20,821)
Proceeds from sale of property and equipment	3	1	1
Purchase of patents and trademarks	—	(88)	(428)
Purchase of product licenses and designs	(460)	(325)	(969)
Net cash used in investing activities	(18,621)	(15,715)	(22,217)
FINANCING ACTIVITIES:
Net repayments on line of credit	(10,732)	(1,465)	(30,213)
Principal payments on debt	(3,000)	(2,625)	(5,280)
Proceeds on term loan	—	—	30,000
Payments on capital leases	(80)	(81)	(78)
Debt issuance costs	(15)	(15)	(580)
Proceeds from issuance of common stock	4,979	3,435	1,891
Net cash used in financing activities	(8,848)	(751)	(4,260)
Effect of foreign currency translation on cash and cash equivalents	(459)	(48)	141
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,040	173	1,175
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,011	5,838	4,663
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,051	$6,011	$5,838
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,064	$1,008	$1,265
Income taxes	9,243	8,897	8,859
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	134	137	(318)
Capitalized lease additions	15	6	146
Purchase of equipment payable	—	818	—

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	ORGANIZATION
Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in nearly forty international markets through a network of independent distributors and wholly owned subsidiaries through our international headquarters, Exactech International Operations based in Bern, Switzerland. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK, in France through Exactech France, in Spain through Exactech Iberica, and in Germany through Exactech Deutschland. We also maintain a research operation through Exactech Taiwan.

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

Our accounts receivable consist primarily of amounts due from hospitals and international government healthcare agencies. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90-120 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to independent international distributors in U.S. dollars; however, our international subsidiaries mainly invoice sales in their respective functional currencies, which make our accounts receivable subject to currency exchange rate risk. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of past due receivables.

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

Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased. During the year ended December 31, 2014 we experienced net inventory recoveries of $0.1 million. Charges for the years ended 2013, and 2012 were $2.8 million, and $0.9 million, respectively. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. We classify our estimate of such inventory as non-current.
The following table summarizes our classifications of inventory as of December 31,:

(in thousands)	2014	2013
Raw materials	$21,091	$19,668
Work in process	1,283	1,178
Finished goods on hand	31,105	26,474
Finished goods on loan/consignment	36,813	35,370
Inventory total	90,292	82,690
Non-current inventories	17,465	11,100
Inventories, current	$72,827	$71,590

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $16.6 million, $15.5 million, and $14.8 million, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition - For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2014 and 2013, our allowance for sales returns was $36,000 and $417,000, respectively. The decrease in the sales return allowance was a result of a sales return from an independent distributor in the European market that had previously been accrued. Prices for international sales are fixed, and there are no incentives offered.

Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs - Deferred financing costs of $0.6 million as of December 31, 2014 and 2013, are stated net of amortization of $0.4 million and $0.2 million, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

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

If events or circumstances indicate the carrying value of intangibles may not be recoverable, we assess the value of other intangible assets, by making assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis, if required.

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

Accrued Expenses - Accrued expenses as of December 31, 2014 and 2013 consist of the following:

(in thousands)	2014	2013

Commissions payable	$3,346	$3,755
Compensation payable	3,440	4,498
Royalties payable	1,800	1,985
Miscellaneous accrued expenses	608	736
	$9,194	$10,974

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

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. See Note 10 - Shareholders' Equity for additional information regarding our stock option awards, including the employee stock purchase plan, or ESPP.
Hedging Activities and Foreign Currency Transactions
Hedging Activities - We account for derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. We analyze the effectiveness of our interest rate swap on a quarterly basis, and have determined the interest rate swap to be effective. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of our interest rate swap agreement is based on dealer quotes, and includes adjustments for nonperformance risk. The change in fair value is recorded in the consolidated balance sheet as accumulated other comprehensive income of $0.1 million as of December 31, 2014, and accumulated other comprehensive loss of $0.1 million as of December 31, 2013.

Foreign Currency Transactions - The following table provides information on the components of our foreign currency activities recognized in the Consolidated Statements of Income for the years ended December 31,:

(in thousands)	2014	2013	2012
Foreign currency transactions (loss) gain, net	$(1,321)	$(444)	$240
Forward currency option gain (loss)	192	—	(330)
Foreign currency (loss) gain, net	$(1,129)	$(444)	$(90)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in a currency that differs from the functional currency, are included in income as they occur, as other income (expense) in the Consolidated Statements of Income.
Forward Currency Option – During December 2014 we terminated a foreign currency option we had entered into in September 2014. The foreign currency put option instrument was to sell €5.0 million prior to December 31, 2014 as an economic hedge against strengthening of the U.S. Dollar (USD) against the Euro (EUR). We paid a premium of $0.1 million for a strike price of 1.28 USD/EUR or, a $6.4 million call amount. During the year ended December 31, 2014, we realized a gain of $0.2 million on the Consolidated Statements of Income related to the termination of this currency option.
In September 2012, we terminated a forward currency hedging option instrument, for a notional amount of 9.0 million EUR, which we had entered into during May 2012 as an offset to projected EUR accounts receivable payments through the second and third quarters of 2012. The hedge instrument was a combination call and put option that expired on September 28, 2012, with a strike price of 1.25 USD/EUR and a maximum strike price of 1.3165 USD/EUR. During 2012, we realized a loss of $0.3 million on the Consolidated Statements of Income related to the termination of this instrument.
Foreign Currency Translation - We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the twelve months ended December 31, 2014, translation losses were $4.6 million, which were primarily due to the weakening of the JPY and EUR. During the year ended December 31, 2013, translation gains were $0.8 million, which were a result of the weakening of the JPY and EUR. We may experience translation gains and losses during the year ending December 31, 2015; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss) - Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2012	$(421)	$(4,376)	$(4,797)
2013 Adjustments	137	758	895
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)
2014 Adjustments	134	(4,629)	(4,495)
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)

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
New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the impact of adopting this guidance on our financial statements.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014
Interest rate swap	$254	$—	$254	$—

At December 31, 2013
Interest rate swaps	$475	$—	$475	$—

The fair value of our interest rate swap agreement is based on dealer quotes, and is recorded as accumulated other comprehensive loss in the consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended December 31, 2014, we have determined the interest rate swap to be effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2014 and 2013:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2013	$3,759	$643	$7,553	$441	$960	$13,356
Foreign currency translation effects	71	27	—	18	42	158
Balance as of December 31, 2013	3,830	670	7,553	459	1,002	13,514
Foreign currency translation effects	(191)	(73)	—	(48)	(111)	(423)
Balance as of December 31, 2014	$3,639	$597	$7,553	$411	$891	$13,091

During the fourth quarter of 2014 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2014 and 2013:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2014
Product licenses and designs	$15,640	$6,999	$8,641	9.8
Patents and trademarks	4,704	3,003	1,701	14.0
Customer relationships	3,033	2,830	203	6.9

Balance at December 31, 2013
Product licenses and designs	$15,522	$6,065	$9,457	10.1
Patents and trademarks	4,777	2,772	2,005	14.0
Customer relationships	3,168	2,499	669	6.9

Our product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years. We recognized amortization expense on our intangible assets of $2.0 million, $2.1 million, and $2.0 million for the three years ended December 31, 2014, 2013 and 2012, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets:

	Year ending December 31,
(in thousands)	2015	2016	2017	2018	2019
Product licenses and designs	$1,406	$1,316	$1,222	$698	$683
Patents and trademarks	278	269	233	211	142
Customer relationships	111	58	34	—	—

5.	INCOME TAX
The provision for income taxes consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$6,657	$3,083	$4,755
State	1,783	1,598	662
Foreign	788	835	1,547
Total current	9,228	5,516	6,964

Deferred:
Federal	(1,297)	1,294	720
State	(39)	264	117
Foreign	(252)	(38)	(648)
Total deferred	(1,588)	1,520	189
Total provision for income taxes	$7,640	$7,036	$7,153

The components of income before income taxes were as follows (in thousands):

	2014	2013	2012
United States	$20,564	$17,157	$13,632
Foreign	3,564	5,251	6,262
Total	$24,128	$22,408	$19,894

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	4.7	5.8	2.7
Effect of rates different than statutory	(5.5)	(5.7)	(9.5)
Valuation allowance on net operating loss carry forwards	0.7	0.6	(0.5)
Prior period audit adjustment	—	—	4.6
Other	(3.2)	(4.3)	3.7
	31.7%	31.4%	36.0%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Basis difference in property and equipment	$10,553	$11,420
Basis difference in intangibles	465	848
Other	229	1
Gross deferred tax liabilities	11,247	12,269

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	968	1,999
Inventory basis difference	4,797	3,560
Non-qualified stock options	902	980
Loss carry forwards	8,482	8,380
Valuation allowance on net operating loss carry forwards	(5,076)	(5,197)
Gross deferred tax assets	10,073	9,722
Net deferred tax liabilities	$1,174	$2,547

At December 31, 2014, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $26.7 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset. The deferred tax asset was $8.5 million as of December 31, 2014 and $8.4 million as of December 31, 2013. Valuation allowances for net operating loss carry forwards have been established in the amount of $5.1 million and $5.2 million at December 31, 2014 and 2013, respectively. This deferred tax asset and associated valuation allowance have been recorded based on the statutory expiration of the available net operating losses. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.
During the year ended December 31, 2014, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and allowances, depreciation of property and equipment, and net operating losses in certain subsidiaries. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be indefinitely reinvested or can be recovered in a tax-free manner.
At December 31, 2014, we had an aggregate of approximately $23.9 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.
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
As of December 31, 2014, management determined there were no unrecognized tax benefits that require recognition in the consolidated financial statements. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense.
We file income tax returns in the United States, various states, and foreign jurisdictions. Our U.S. federal return for the years ended December 31, 2014, 2013 and 2012 are open to examination. Our state and foreign income tax returns are generally open for examination for a period of three to five years after the filing of the return. Currently, we are not under audit in our federal or foreign jurisdictions. We are currently under audit by the states of Maryland and Minnesota for the periods ending December 31, 2009 through 2011. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

6.	DEBT
Debt consisted of the following as of December 31,:

(in thousands)	2014	2013
Term loan payable in quarterly principal installment of $750, from June 2013 to December 2016. Variable interest rate at 1.76% as of December 31, 2014, a component of which is fixed by a swap agreement with the lender at 1.47% as a cash flow hedge.	$23,250	$26,250
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA.	—	10,732
Total debt	23,250	36,982
Less current portion	(3,000)	(3,000)
	$20,250	$33,982

The following is a schedule of debt maturities as of December 31, 2014 (in thousands):

2015	$3,000
2016	3,000
2017	17,250
2018	—
2019	—
Thereafter	—
$23,250

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
The obligations under the Credit Agreement have been guaranteed by all of our domestic subsidiaries and are secured by substantially all of our and our domestic subsidiaries’ assets (other than real property), together with a pledge of 100% of the equity in our domestic subsidiaries and 65% of the equity in certain of our non-U.S. subsidiaries. The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Agreement obligations. The Credit Agreement includes covenants and terms that place certain restrictions on our ability to incur additional debt, incur additional liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements or make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain limits. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of December 31, 2014, we were in compliance with all financial covenants.

7.	RELATED PARTY TRANSACTIONS
We have an oral consulting agreement with Albert Burstein, Ph.D., a director of the Company, to provide services regarding many facets of the orthopaedic industry including product design rationale, manufacturing and development techniques, and product sales and marketing. Pursuant to this agreement, we paid Dr. Burstein $180,000 each year in 2014, 2013 and 2012, as compensation under the consulting agreement.
We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of our net sales of such products outside the United States. During each of the years ended December 31, 2014, 2013 and 2012, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

8.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At each of December 31, 2014 and December 31, 2013, we had $135,000 accrued for product liability claims. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Purchase Commitments
At December 31, 2014, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $9.4 million and outstanding commitments for the purchase of capital equipment of $3.0 million. Purchases under our distribution agreements were $7.1 million during the year ended December 31, 2014.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2014, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.

9.	PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Our total contributions to this plan during the years ended December 31, 2014, 2013 and 2012 were $1.1 million, $1.1 million and $1.0 million, respectively.

10.	SHAREHOLDERS’ EQUITY
Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	2014			2013			2012
	Income (Numera tor)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numera tor)	Shares (Denominator)	Per Share
Net income	$16,488			$15,372			$12,741
Basic EPS:
Net income available to common shareholders	$16,488	13,732	$1.20	$15,372	13,462	$1.14	$12,741	13,232	$0.96
Effect of dilutive securities:
Stock options		284			221			85
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$16,488	14,016	$1.18	$15,372	13,683	$1.12	$12,741	13,317	$0.96

For the year ended December 31, 2014, weighted average options to purchase 143,967 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2013, weighted average options to purchase 264,765 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2012, weighted average options to purchase 753,022 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2014 Annual Meeting of Shareholders, held on May 8, 2014, our shareholders approved the amended and restated 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan from 1,000,000 to 1,500,000. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of December 31, 2014, there were 496,742 total remaining shares issuable under the 2009 Plan. During 2014, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of December 31, 2014, 2013 and 2012 and changes during the years then ended is presented below:

	2014		2013		2012
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,317,678	$16.78	1,293,293	$16.35	1,339,485	$16.41
Granted	201,217	20.90	241,000	18.55	289,200	16.33
Exercised	(261,769)	16.49	(186,035)	15.26	(120,111)	11.04
Forfeited or Expired	(12,960)	18.46	(30,580)	21.66	(215,281)	19.63
Outstanding - December 31	1,244,166	$17.49	1,317,678	$16.78	1,293,293	$16.35

Exercisable - December 31	688,529	$16.50	830,967	$16.35	872,228	$16.15

The following table summarizes additional stock option terms as of December 31, 2014:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value(in thousands)
Options outstanding	3.41	$7,560
Options exercisable	1.92	4,866

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.8 million, and $0.7 million, respectively.

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

Years ended December 31,	2014	2013	2012
Options granted	201,217	241,000	289,200
Dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	43%	43%	44%
Risk free interest rates	2.3%	1.3%	1.4%
Weighted average fair value per share of options granted	$9.87	$8.50	$7.56

During the years ended December 31, 2014, 2013 and 2012, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, and, at December 31, 2014, there were 3,500 such options outstanding and exercisable.
The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was:

(in thousands)	2014	2013	2012

Employee stock compensation expense	$1,800	$1,549	$1,494
Non-employee stock compensation expense	—	—	—
	1,800	1,549	1,494
Income tax benefit	461	325	290
	$1,339	$1,224	$1,204

As of December 31, 2014, total unrecognized compensation cost related to nonvested awards was $1.8 million and is expected to be recognized over a weighted-average period of 1.75 years.
Restricted Stock Awards:
Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2014, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $75,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2014 is presented below:

Grant date	February 28, 2014	May 30, 2014	August 29, 2014	November 28, 2014
Aggregate shares of restricted stock granted	4,020	4,502	4,710	5,070
Grant date fair value	$93,666	$104,852	$112,475	$112,453
Weighted average fair value per share	$23.30	$23.29	$23.88	$22.18

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

During February 2012, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards to each director with an annual market value of $60,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for 2012 is presented below:

Grant date	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Aggregate shares of restricted stock granted	4,715	4,303	4,645	4,410
Grant date fair value	$75,000	$70,000	$75,000	$75,000
Weighted average fair value per share	$15.89	$16.26	$16.14	$16.99

All of the restricted stock awards in 2014, 2013 and 2012 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 150,000 to 300,000. As of December 31, 2014, 84,576 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Twelve Months Ended December 31,	2014	2013	2012
Shares purchased	33,715	41,572	40,262
Dividend yield	—	—	—
Expected life	1 year	1 year	1 year
Expected volatility	27%	32%	52%
Risk free interest rates	0.1%	0.1%	0.1%
Weighted average per share fair value	$4.84	$4.03	$4.29

11.	LEASE OBLIGATIONS
We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during 2022.
Rent expense associated with operating leases was $2.1 million, $2.0 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2014 (in thousands):

Year Ended December 31,

2015	$1,478
2016	1,130
2017	702
2018	238
2019	37
Thereafter	99
$3,684

In addition we have entered into various capital leases for equipment that expire at various dates, between June 2015 and December 2019, and are included in property and equipment on the consolidated balance sheet for a gross value of $0.3 million and $0.4 million and accumulated amortization of $0.2 million and $0.2 million as of December 31, 2014 and 2013, respectively. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2014 (in thousands):

Year Ending December 31,

2015	$89
2016	39
2017	9
2018	5
2019	4
Thereafter	—
Net minimum lease payments	146
Less: amount representing interest	38
Present value of minimum lease payments	$108

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2014
Net sales	$63,258	$63,919	$57,884	$63,312	$248,373
Gross profit	44,624	44,354	40,955	44,196	174,129
Net income	4,198	4,160	3,011	5,119	16,488
Basic EPS	0.31	0.30	0.22	0.37	1.20
Diluted EPS	0.30	0.30	0.21	0.36	1.18

2013
Net sales	$59,301	$60,559	$55,650	$61,578	$237,088
Gross profit	40,711	41,484	39,524	42,350	164,069
Net income	3,857	3,728	3,192	4,595	15,372
Basic EPS	0.29	0.28	0.24	0.34	1.14
Diluted EPS	0.29	0.27	0.23	0.33	1.12

13.	SEGMENT INFORMATION
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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year Ended December 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2014
Net sales	$78,678	$43,491	$23,826	$79,003	$23,375	$—	$248,373
Segment profit (loss)	6,309	3,547	981	18,580	(3,143)	(2,146)	24,128
Total assets, net	66,840	32,168	24,187	27,033	15,159	95,653	261,040
Capital expenditures	4,798	3,416	887	3,565	1,161	4,812	18,639
Depreciation and Amortization	7,992	2,809	1,212	2,199	582	3,752	18,546
2013
Net sales	$80,532	$40,958	$25,486	$65,528	$24,584	$—	$237,088
Segment profit (loss)	8,460	2,219	415	14,987	(2,153)	(1,520)	22,408
Total assets, net	67,332	31,171	24,436	25,269	12,607	101,027	261,842
Capital expenditures	6,255	1,606	928	3,093	317	4,341	16,540
Depreciation and Amortization	7,529	2,791	1,337	1,827	407	3,702	17,593
2012
Net sales	$81,387	$40,826	$24,463	$52,061	$25,600	$—	$224,337
Segment profit (loss)	9,909	2,726	370	11,055	(2,718)	(1,448)	19,894
Total assets, net	69,371	33,643	22,987	21,548	5,793	91,799	245,141
Capital expenditures	8,049	2,001	2,118	5,146	528	4,522	22,364
Depreciation and Amortization	6,577	2,414	1,504	1,501	232	4,598	16,826

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of December 31,	2014		2013
	Domestic	International	Domestic	International
Long lived assets, gross	$144,750	$43,648	$139,406	$41,857
Accumulated depreciation and amortization	(82,167)	(15,580)	(73,876)	(13,588)
Long lived assets, net	62,583	28,068	65,530	28,269

Inventory	$57,361	$32,931	$56,960	$25,730

Geographic distribution of our sales is summarized in the following table (in thousands):

Twelve Months Ended December 31,	2014	2013	2012	2014-2013% Inc/Decr	2013-2012% Inc/Decr
Domestic sales	$165,575	$159,649	$145,593	3.7	9.7
International sales	82,798	77,439	78,744	6.9	(1.7)
Total sales	$248,373	$237,088	$224,337	4.8	5.7

14.	SUBSEQUENT EVENT

Effective January 15, 2015, we completed the acquisition of all of the outstanding capital stock of Blue Ortho SAS, a France-based company. Blue Ortho is the computer-assisted surgical technology development and manufacturing firm that partnered with the Company to develop the ExactechGPS® Guided Personalized Surgery system. The acquisition was accomplished to further the partnership between us and the team at Blue Ortho in furthering the development of Exactech GPS to other segments of our portfolio. The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 USD exchange rate, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future surgical case milestones. We expect the contingent payment to be paid over the next five to ten years. We are currently awaiting finalization of Blue Ortho's closing balance sheet to complete purchase accounting.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
As of December 31, 2014, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 1992. Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Our independent registered public accounting firm, McGladrey LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, and has issued an attestation report on our internal control over financial reporting, which follows.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited Exactech, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules of the Company listed in Item 15(e) and our report dated March 4, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Charlotte, North Carolina
March 4, 2015

ITEM 9B.     OTHER INFORMATION
None.

PART III.	OTHER INFORMATION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders is incorporated herein by reference.
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
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     Financial Statements
The financial statements filed as part of this report are listed under Item 8.
(b)     Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended.(1)(2)(3)
3.2	Registrant's Bylaws.(4)
4.1	Specimen Common Stock Certificate.(1)
4.2	Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty.(1)
4.7	Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty.(1)
4.8	Common Stock Purchase Rights Agreement, filed as Exhibit 4.1 to the Company 's Registration Statement on Form 8-A, filed with the SEC on December 19, 2003, and incorporated by reference herein.
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

10.8
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

10.20
Deferred Prosecution Agreement, dated December 7, 2010, between Exactech, Inc. and the United States Attorney's Office for the District of New Jersey, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 8, 2010, and incorporated by reference herein.

10.21
Settlement Agreement, dated December 7, 2010, between Exactech, Inc. and with the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 8, 2010, and incorporated by reference herein.

10.22
Corporate Integrity Agreement, dated December 7, 2010, between Exactech, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 8, 2010, and incorporated by reference herein.

10.38	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended.(1)
10.39	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.40	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery.(1)

10.71
Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as Exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.72
Exactech, Inc. 2009 Employee Stock Purchase Plan, filed as Exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.73
Amended and Restated Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 27, 2014, and incorporated by reference herein.*

10.87
Employment Agreement between the Company and William Petty, M.D., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 27, 2014, and incorporated by reference herein.*

10.88
Employment Agreement between the Company and David Petty, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 27, 2014, and incorporated by reference herein.*

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
*    Compensation plan or arrangement

(1)	Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-02980).

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-3
(File No. 333-150055) filed with the SEC on April 2, 2008.

(4)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the
SEC on March 25, 2010.

(e)	Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2012	1,707	(494)	(248)	965
2013	965	121	(510)	576
2014	576	171	163	910

Allowance for sales returns
2012	1,479	159	(1,591)	47
2013	47	384	(14)	417
2014	417	3	(384)	36

Inventory Allowance
2012	7,758	915	—	8,673
2013	8,673	2,839	—	11,512
2014	11,512	—	(81)	11,431

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 4, 2015		EXACTECH, INC.
	By:	/s/ David Petty
David Petty Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 4, 2015	By:	/s/ David Petty
David Petty Chief Executive Officer (principal executive officer), President and Director
March 4, 2015	By:	/s/ William Petty
William Petty Executive Chairman and Chairman of the Board
March 4, 2015	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)
March 4, 2015	By:	/s/ Albert H. Burstein
Albert H. Burstein Director
March 4, 2015	By:	/s/ William B. Locander
William B. Locander Director
March 4, 2015	By:	/s/ James G. Binch
James G. Binch Director
March 4, 2015	By:	/s/ Richard C. Smith
Richard C. Smith Director
March 4, 2015	By:	/s/ Fern S. Watts
Fern S. Watts Director
March 4, 2015	By:	/s/ W. Andrew Krusen, Jr.
W. Andrew Krusen, Jr. Director