Form 10-Q
period 2015-03-31
EXACTECH INC
filed 2015-05-07
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $.01 par value	13,987,592

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,266	$10,051
Accounts receivable, net of allowances of $1,005 and $946	51,928	50,731
Prepaid expenses and other assets, net	3,684	2,436
Income taxes receivable	582	1,492
Inventories – current	71,321	72,827
Deferred tax assets – current	1,648	1,620
Total current assets	141,429	139,157
PROPERTY AND EQUIPMENT:
Land	2,677	2,742
Machinery and equipment	35,976	35,434
Surgical instruments	102,304	101,142
Furniture and fixtures	4,732	4,556
Facilities	20,042	19,981
Projects in process	856	1,166
Total property and equipment	166,587	165,021
Accumulated depreciation	(87,853)	(84,915)
Net property and equipment	78,734	80,106
OTHER ASSETS:
Deferred financing and deposits, net	650	676
Non-current inventories	17,553	17,465
Product licenses and designs, net	14,963	8,641
Patents and trademarks, net	1,627	1,701
Customer relationships, net	149	203
Goodwill	17,437	13,091
Total other assets	52,379	41,777
TOTAL ASSETS	$272,542	$261,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,242	$13,615
Income taxes payable	809	146
Accrued expenses and other liabilities	9,084	9,194
Other current liabilities	1,692	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	28,827	26,205
LONG-TERM LIABILITIES:
Deferred tax liabilities	4,295	2,794
Long-term debt, net of current portion	19,500	20,250
Other long-term liabilities	6,197	420
Total long-term liabilities	29,992	23,464
Total liabilities	58,819	49,669
SHAREHOLDERS’ EQUITY:
Common stock	140	139
Additional paid-in capital	77,657	76,126
Accumulated other comprehensive loss	(11,689)	(8,397)
Retained earnings	147,615	143,503
Total shareholders’ equity	213,723	211,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$272,542	$261,040

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014
NET SALES	$61,376	$63,258
COST OF GOODS SOLD	18,642	18,634
Gross profit	42,734	44,624
OPERATING EXPENSES:
Sales and marketing	21,850	23,713
General and administrative	5,847	5,785
Research and development	4,529	4,193
Depreciation and amortization	4,442	4,322
Total operating expenses	36,668	38,013
INCOME FROM OPERATIONS	6,066	6,611
OTHER INCOME (EXPENSE):
Interest income	2	3
Other income	28	24
Interest expense	(302)	(347)
Foreign currency (loss) gain, net	(202)	313
Total other income (expense)	(474)	(7)
INCOME BEFORE INCOME TAXES	5,592	6,604
PROVISION FOR INCOME TAXES	1,480	2,406
NET INCOME	$4,112	$4,198
BASIC EARNINGS PER SHARE	$0.30	$0.31
DILUTED EARNINGS PER SHARE	$0.29	$0.30
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014
Net Income	$4,112	$4,198
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	(18)	60
Change in currency translation	(3,274)	(292)
Other comprehensive income (loss), net of tax	(3,292)	(232)
Comprehensive income	$820	$3,966
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$4,112	$4,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	59	75
Inventory allowance	38	261
Depreciation and amortization	4,842	4,670
Restricted common stock issued for services	116	94
Compensation cost of stock awards	493	461
Loss on disposal of equipment	910	86
Foreign currency option gain	(406)	—
Foreign currency exchange loss (gain)	608	(313)
Deferred income taxes	(873)	(440)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(2,331)	11,422
Prepaids and other assets	(817)	(1,243)
Inventories	951	(1,308)
Accounts payable	432	350
Income taxes receivable/payable	1,595	2,113
Accrued expense & other liabilities	106	(1,378)
Net cash provided by operating activities	9,835	19,048
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,984)	(3,520)
Purchase of business, net of cash acquired	(2,566)	—
Net cash used in investing activities	(7,550)	(3,520)
FINANCING ACTIVITIES:
Net repayments on line of credit	—	(10,732)
Principal payments on debt	(750)	(750)
Payments on capital leases	(18)	(19)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	923	1,249
Net cash provided by (used in) financing activities	140	(10,267)
Effect of foreign currency translation on cash and cash equivalents	(210)	7
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,215	5,268
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,051	6,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,266	$11,279
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$208	$356
Income taxes	873	789
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	(18)	60
Purchase of equipment payable	—	132
Business combination, contingency payable	7,218	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$283	$—	$283	$—

The fair value of our interest rate swap agreement is based on dealer quotes and is recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended March 31, 2015, we determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the three month period ended March 31, 2015:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2014	$3,639	$597	$7,553	$411	$891	$13,091
Acquired goodwill	1,753	401	—	2,855	—	5,009
Foreign currency translation effects	(266)	(84)	—	(222)	(91)	(663)
Balance as of March 31, 2015	$5,126	$914	$7,553	$3,044	$800	$17,437

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2014 indicated no impairment to goodwill.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at March 31, 2015 and December 31, 2014:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2015
Product licenses and designs	$22,399	$7,436	$14,963	11.4
Patents and trademarks	4,704	3,077	1,627	14.1
Customer relationships	2,923	2,774	149	6.9

Balance at December 31, 2014
Product licenses and designs	$15,640	$6,999	$8,641	9.8
Patents and trademarks	4,704	3,003	1,701	14.0
Customer relationships	3,033	2,830	203	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended March 31,
	2015	2014
Foreign currency transactions (loss) gain	$(608)	$313
Foreign currency option gain	406	—
Foreign currency (loss) gain, net	$(202)	$313

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During January 2015, we entered into two foreign currency forward contracts as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). We purchased a EUR/USD put option to sell €5.0 million, we paid a premium of $0.2 million for a strike price of 1.18, or a $5.9 million call amount. We also purchased a JPY/USD put option to sell ¥480.0 million, we paid a premium of $0.2 million for a strike price of 120, or a $4.0 million call amount. The foreign currency options expire on June 30, 2015. During the quarter ended March 31, 2015, we recognized a gain of $0.4 million on the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), and JPY. During the three months ended March 31, 2015, translation losses were $3.3 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the three months ended March 31, 2014, translation losses were $0.3 million, which were primarily due to the weakening of the JPY against the USD. We may continue to experience translation gains and losses during the year ending December 31, 2015; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)
2015 adjustments, net of tax	(18)	(3,274)	(3,292)
Balance March 31, 2015	$(168)	$(11,521)	$(11,689)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2015 and 2014 were $38,000 and $261,000, respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$20,989	$21,091
Work in process	1,123	1,283
Finished goods on hand	31,809	31,105
Finished goods on loan/consignment	34,953	36,813
Inventory total	88,874	90,292
Non-current inventories	17,553	17,465
Inventories, current	$71,321	$72,827

7.	INCOME TAX
At March 31, 2015, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $27.0 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.6 million with a valuation allowance of $4.4 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2014, these net operating loss carry forwards totaled $26.7 million, and the deferred tax asset was $8.5 million with a valuation allowance of $5.1 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are currently not aware of any open examinations by the various government jurisdictions. As of March 31, 2015, we have no liability recorded as an uncertain tax benefit. The Credit for Increasing Research Activities expired for the year ending December 31, 2014, and for the three months ended March 31, 2015, we have not recorded a research credit.

8.	DEBT
Debt consisted of the following at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (1.78% as of 3/31/2015)	$22,500	$23,250
Less current portion	(3,000)	(3,000)
	$19,500	$20,250

The following is a schedule of future debt maturities as of March 31, 2015, for the years ending December 31 (in thousands):

2015	$2,250
2016	3,000
2017	17,250
2018	—
2019	—
Thereafter	—
$22,500

During the quarter ended March 31, 2014, we terminated an interest rate swap agreement we had entered into during 2005 to fix the interest rate on our debt, and as a result, we recorded a loss of $38,000.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2015 and December 31, 2014, we had $185,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At March 31, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.9 million and outstanding commitments for the purchase of capital equipment of $3.3 million. Purchases under our distribution agreements were $0.5 million during the three months ended March 31, 2015.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2015, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: knee implants, hip implants, biologics and spine, extremity implants and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended March 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$18,438	$10,951	$5,140	$21,080	$5,767	$—	$61,376
Segment profit (loss)	1,542	729	231	4,909	(1,345)	(474)	5,592
Total assets, net	68,748	33,502	22,564	33,337	13,676	100,715	272,542
Capital expenditures	2,062	917	66	1,052	238	649	4,984
Depreciation and Amortization	2,050	725	283	707	138	939	4,842
2014
Net sales	$20,567	$10,804	$5,822	$19,671	$6,394	$—	$63,258
Segment profit (loss)	1,938	942	34	4,507	(810)	(7)	6,604
Total assets, net	65,804	31,427	24,719	25,488	13,960	94,353	255,751
Capital expenditures	986	708	293	919	355	391	3,652
Depreciation and Amortization	2,013	706	303	532	151	965	4,670

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	March 31, 2015		December 31, 2014
	Domestic	International	Domestic	International
Long lived assets, gross	$146,675	$49,938	$144,750	$43,648
Accumulated depreciation and amortization	(85,208)	(15,932)	(82,167)	(15,580)
Long lived assets, net	61,467	34,006	62,583	28,068

Inventory	$56,429	$32,445	$57,361	$32,931

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended March 31,	2015	2014	% Inc/Decr
Domestic sales	$41,248	$41,608	(0.9)
International sales	20,128	21,650	(7.0)
Total sales	$61,376	$63,258	(3.0)

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	March 31, 2015			March 31, 2014
Net income	$4,112			$4,198
Basic EPS:
Net income available to common shareholders	$4,112	13,916	$0.30	$4,198	13,596	$0.31
Effect of dilutive securities:
Stock options		258			311
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,112	14,174	$0.29	$4,198	13,907	$0.30

For the three months ended March 31, 2015, weighted average options to purchase 201,668 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2014, weighted average options to purchase 79,860 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the three months ended March 31, 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$(8,397)	$211,371
Net income	—	—	—	4,112	—	4,112
Other comprehensive income (loss), net of tax	—	—	—	—	(3,292)	(3,292)
Exercise of stock options	49	1	727	—	—	728
Issuance of restricted common stock for services	5	—	116	—	—	116
Issuance of common stock under Employee Stock Purchase Plan	10	—	195	—	—	195
Compensation cost of stock options	—	—	493	—	—	493
Balance March 31, 2015	$13,955	$140	$77,657	$147,615	$(11,689)	$213,723

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2015, there were 494,468 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income for the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.5 million for each of the three months ended March 31, 2015 and 2014. Income tax benefit on exercises of non-qualified stock options was $0.1 million for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, total unrecognized compensation cost related to unvested awards was $1.5 million and is expected to be recognized over a weighted-average period of 1.87 years.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2015 and changes during the year to date is presented below:

	2015
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,244,166	$17.49
Granted	—	—
Exercised	(49,420)	14.71		$383
Forfeited or Expired	(3,300)	18.71
Outstanding - March 31	1,191,446	$17.61	3.27	$9,560
Exercisable - March 31	741,188	$16.74	2.11	$6,589

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. No stock options for the purchase of common stock were granted during either of the three months ended March 31, 2015 and 2014.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2015, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2015 is presented below:

Grant date	February 27, 2015
Aggregate shares of restricted stock granted	4,974
Grant date fair value	$116,000
Weighted average fair value per share	$23.35

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

All of the restricted stock awards in 2015 and 2014 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk of, or provision for, forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of March 31, 2015, 74,474 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three Months Ended March 31,	2015	2014
Shares purchased	10,102	8,802
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	31%	41%
Risk free interest rates	0.2%	0.1%
Weighted average per share fair value	$4.80	$4.22

12.	BUSINESS ACQUISITION
On January 15, 2015, we completed the acquisition of all of the outstanding capital stock of Blue Ortho SAS, a France-based company. Blue Ortho is the computer-assisted surgical technology development and manufacturing firm that partnered with the Company to develop the ExactechGPS® Guided Personalized Surgery system. We acquired Blue Ortho to further the partnership between us and the team at Blue Ortho and expand the development of ExactechGPS to other segments of our portfolio.
The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 USD exchange rate at closing, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future surgical case milestones. The estimated fair value of the contingent consideration was determined using the following assumptions: a discount rate of 12%, probability levels of milestone range of outcomes, and an expected timing of achievement of contingent earn-out amounts. We expect the contingent consideration to be paid over the next five to ten years. We financed the acquisition from our operating cash flows.
The accounting for our acquisition of Blue Ortho is preliminary, pending final valuation assessment of the acquired assets, including final valuation and useful lives of the acquired identifiable intangible assets we have preliminarily recognized, and deferred tax liability determination. Finalization of the results of Blue Ortho's operations for the year ending December 31, 2014, are still pending, including tax finalization. The preliminary goodwill is determined as the excess of the consideration over the fair value of the net assets acquired, and allocated to the knee, extremity and hip segments based on preliminary valuation estimates. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of January 2015 (in thousands):

Total
Consideration:
Cash	$2,329
Fair value of contingent consideration	8,243
$10,572

Acquisition related expenses - incurred as of March 31, 2015	$278

Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	$1,024
Property and equipment	127
Current liabilities assumed	(389)
Deferred tax liability assumed	(2,400)
Identifiable intangible assets	7,201
5,563
Goodwill	5,009
$10,572

During February 2015, we paid contingent consideration payments of €0.5 million, or $0.6 million at a rate of 1.12 USD per EUR. As of March 31, 2015 we had $1.4 million of the contingent consideration classified in other current liabilities on our Condensed Consolidated Balance Sheets, due to our expected timing of earn-out payments. The remaining $5.8 million contingent liability is classified as other non-current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. Our continuing research and development projects will enable us to continue the introduction of new joint replacement systems, product line extensions, and other products and services.
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
Overview of the Three Months Ended March 31, 2015
During the quarter ended March 31, 2015, sales decreased 3% to $61.4 million from $63.3 million in the quarter ended March 31, 2014, partially as a result of the foreign currency impact on our international operations, which resulted in a 7% decrease in our international sales. Our domestic sales decreased 1%, and gross margins decreased to 69.6% in the first quarter of 2015 from 70.5% for the same quarter in 2014, primarily due to pricing pressures and impact of foreign currency rates. Operating expenses decreased 4% when compared to the quarter ended March 31, 2014, and decreased slightly as a percentage of sales, to 59.7% during of the first quarter of 2015, compared to 60.1% during the first quarter of 2014. This decrease was primarily due to our continued efforts to manage operating expenses, as well as the impact of foreign currency rates. Net income for the quarter ended March 31, 2015 decreased 2%, and diluted earnings per share was $0.29 as compared to $0.30 in the same quarter last year, which was primarily a result of the impact of the strengthening of the U.S. Dollar (USD) against the Euro (EUR) and Japanese Yen (JPY).
During the three months ended March 31, 2015, we acquired $5.0 million in property and equipment, including new production equipment and surgical instrumentation. As of March 31, 2015, cash outlays for our January 2015 acquisition of Blue Ortho, our partner in the development of the ExactechGPS®, were $2.9 million. Net cash flow from operations was $9.8 million for the three months ended March 31, 2015, as compared to net cash flow from operations of $19.0 million during the three months ended March 31, 2014. The decrease was primarily due to lower receivable collections in the first quarter of 2015, as compared to the first quarter of 2014.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three month periods ended March 31, 2015 and March 31, 2014:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	March 31, 2015		March 31, 2014		2015- 2014	Constant Currency
Extremity	$21,080	34.4%	$19,671	31.1%	7.2%	8.6%
Knee	18,438	30.0	20,567	32.5	(10.4)	(6.1)
Hip	10,951	17.8	10,804	17.1	1.4	7.2
Biologics and Spine	5,140	8.4	5,822	9.2	(11.7)	(7.7)
Other	5,767	9.4	6,394	10.1	(9.8)	(8.3)
Total	$61,376	100.0%	$63,258	100.0%	(3.0)%	0.4%

The following table includes items from the unaudited condensed consolidated statements of income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended March 31,		2015 – 2014 Inc (decr)		% of Sales
	2015	2014	$	%	2015	2014
Net sales	$61,376	$63,258	(1,882)	(3.0)	100.0%	100.0%
Cost of goods sold	18,642	18,634	8	—	30.4	29.5
Gross profit	42,734	44,624	(1,890)	(4.2)	69.6	70.5
Operating expenses:
Sales and marketing	21,850	23,713	(1,863)	(7.9)	35.6	37.5
General and administrative	5,847	5,785	62	1.1	9.5	9.2
Research and development	4,529	4,193	336	8.0	7.4	6.6
Depreciation and amortization	4,442	4,322	120	2.8	7.2	6.8
Total operating expenses	36,668	38,013	(1,345)	(3.5)	59.7	60.1
Income from operations	6,066	6,611	(545)	(8.2)	9.9	10.4
Other income (expense), net	(474)	(7)	(467)	6,671.4	(0.8)	—
Income before taxes	5,592	6,604	(1,012)	(15.3)	9.1	10.4
Provision for income taxes	1,480	2,406	(926)	(38.5)	2.4	3.8
Net income	$4,112	$4,198	(86)	(2.0)	6.7	6.6
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Sales
For the quarter ended March 31, 2015, sales decreased 3% to $61.4 million from $63.3 million in the quarter ended March 31, 2014, partially as a result of the foreign currency impact from the weakening of the Euro, which resulted in a 7% decrease in international sales. Domestic sales decreased 1% primarily due to transitions as a result of our long-term sales organization improvement activities. Sales of our extremity products increased 7% to $21.1 million as compared to $19.7 million for the same period in 2014. Sales of knee implant products decreased 10% to $18.4 million for the quarter ended March 31, 2015, compared to $20.6 million for the same quarter in 2014. The decrease was a result of continued pricing pressures in the worldwide knee market, coupled with the foreign currency impact in international markets. Hip implant sales of $11.0 million during the quarter ended March 31, 2015 increased 1% from $10.8 million during the quarter ended March 31, 2014, as a result of hip unit sales increases offset by the foreign currency impact on international sales. Sales from biologics and spine decreased 12% during the quarter ended March 31, 2015 to $5.1 million from $5.8 million in the comparable quarter in 2014, primarily as a result of continued competitive pressures in the domestic biologics market and foreign currency impact to the international market. Sales of all other products decreased to $5.8 million as compared to $6.4 million in the same quarter last year. Domestically, sales decreased 1% to $41.2 million, or 67% of total sales, during the quarter ended March 31, 2015, down from $41.6 million, which represented 66% of total sales in the comparable quarter last year. Internationally, sales decreased 7% to $20.1 million, representing 33% of total sales, for the quarter ended March 31, 2015, as compared to $21.7 million, which was 34% of total sales for the same quarter in 2014. On a constant currency basis, international sales increased approximately 3% during the quarter ended March 31, 2015, as compared to the same quarter in 2014.
Gross Profit
Gross profit decreased to $42.7 million in the quarter ended March 31, 2015 from $44.6 million in the quarter ended March 31, 2014. As a percentage of sales, gross profit decreased to 69.6% during the quarter ended March 31, 2015 from 70.5% for the quarter ended March 31, 2014, primarily as a result of continued pricing pressures and the impact of foreign currency rates during the quarter. Looking forward to the remainder of 2015, we expect gross profit, as a percentage of sales, to decrease approximately 0.5% on a comparative quarter basis.
Operating Expenses
Total operating expenses decreased 4% to $36.7 million in the quarter ended March 31, 2015 from $38.0 million in the quarter ended March 31, 2014. As a percentage of sales, total operating expenses decreased slightly to 59.7% for the quarter ended March 31, 2015, compared to 60.1% during the first quarter of 2014. The decrease was a result of our focus on controlling general operating expenses, as well as the impact of foreign currency exchange rates on our cost structure internationally.
Sales and marketing expenses, the largest component of total operating expenses, decreased 8% for the quarter ended March 31, 2015 to $21.9 million from $23.7 million in the same quarter last year. The decrease was primarily related to reduced variable selling costs and lower USD costs in our European operations as a result of the USD:EUR exchange rate. Sales and marketing expenses, as a percentage of sales, were 36% for the quarter ended March 31, 2015, compared to 37% for the quarter ended March 31, 2014. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for the remainder of 2015.
General and administrative expenses increased 1% to $5.8 million for the quarter ended March 31, 2015. As a percentage of sales, general and administrative expenses increased to 10% for the quarter ended March 31, 2015 from 9% for the quarter ended March 31, 2014. General and administrative expenses for the remainder of 2015 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 8% for the quarter ended March 31, 2015 to $4.5 million from $4.2 million in the same quarter last year, primarily due to the integration of the Blue Ortho acquisition. As a percentage of sales, research and development expenses remained at 7% for each of the quarters ended March 31, 2015 and 2014. We expect research and development expenses ranging from 7% to 8% of sales for the remainder of 2015.
Depreciation and amortization increased 3% to $4.4 million for the quarter ended March 31, 2015 from $4.3 million during the same quarter in 2014. As a percentage of sales, depreciation and amortization remained flat at 7% during each of the quarters ended March 31, 2015 and 2014. We placed $4.3 million of surgical instrumentation and $0.4 million of equipment in service during the first three months of 2015.
Income from Operations
Our income from operations decreased 8% to $6.1 million, or 10% of sales, in the quarter ended March 31, 2015 from $6.6 million, or 10% of sales, in the quarter ended March 31, 2014. The decrease in our income from operations for the quarter was primarily a result of our sales decrease, partially offset by the decrease in operating expenses. Looking forward, we expect operating expenses for the remainder of the year to change approximately the same as sales growth, therefore we anticipate income from operations, as a percentage of sales, to remain relatively flat for the remainder of 2015.
Other Income and Expenses
We had other expenses, net of other income, of $0.5 million during the quarter ended March 31, 2015, compared to other expenses, net of other income of $7,000 in the quarter ended March 31, 2014. The change for the quarter was primarily a result of net foreign currency losses of $0.2 million for the quarter ended March 31, 2015, compared to foreign currency transaction gains of $0.3 million for the same quarter of 2014. The currency loss in the quarter ended March 31, 2015 was primarily due to intercompany debt, and the transaction losses due to the significant strengthening of the USD against the EUR and JPY. The foreign currency transaction losses were partially offset by gains on two foreign currency forward options we entered into during January 2015. Net interest expense was $0.3 million for each of the two quarters ended March 31, 2015 and 2014.
Taxes and Net Income
Income before provision for income taxes decreased 15% to $5.6 million in the quarter ended March 31, 2015 from $6.6 million in the quarter ended March 31, 2014, primarily due to the impact on sales of foreign currency rates. The effective tax rate, as a percentage of income before taxes, was 26% for the quarter ended March 31, 2015, compared to 36% for the same quarter in 2014, primarily as a result of the reduction of the valuation allowance related to the net operating losses of our international subsidiaries due to their improved financial performance. As a result of the foregoing, we realized net income of $4.1 million in the quarter ended March 31, 2015, a decrease of 2% from $4.2 million in the quarter ended March 31, 2014. As a percentage of sales, net income increased to 6.7% for the quarter ended March 31, 2015 from 6.6% for the same quarter in 2014. Earnings per share, on a diluted basis, decreased to $0.29 for the quarter ended March 31, 2015, from $0.30 for the quarter ended March 31, 2014.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At March 31, 2015, we had working capital of $112.6 million, which was relatively unchanged from $113.0 million at the end of 2014. Working capital in 2015 remained flat as a result of the reduction in our inventory balances, offset by an increase in our accounts receivable balance.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of March 31, 2015, $7.4 million of our cash balance was held outside the U.S. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $9.8 million in the three months ended March 31, 2015, as compared to net cash from operations of $19.0 million during the three months ended March 31, 2014. A primary contributor to this decrease related to the increase in accounts receivable experienced in the first three months of 2015, which used cash of $2.3 million for the three months ended March 31, 2015, in contrast to a decrease in accounts receivable providing net cash of $11.4 million for the three months ended March 31, 2014. A major contributor to the change in total accounts receivable was the large payment of government receivables in Spain during the first quarter of 2014, which did not occur in 2015, as the Spanish government has maintained relatively stable payments since then. Our allowance for doubtful accounts and sales returns increased to $1.0 million at March 31, 2015 from $0.9 million at December 31, 2014. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 75 for the three month period ended March 31, 2015, as compared to 76 for the three month period ended March 31, 2014, as we continue to see improvement in accounts receivable payment terms. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory decreased by $1.0 million during the first three months ended March 31, 2015, compared to an increase of $1.3 million during the same period ended March 31, 2014, as we began to see positive impact on our supply chain improvements.
Investing Activities - Investing activities used net cash of $7.6 million in the three months ended March 31, 2015, as compared to $3.5 million in the three months ended March 31, 2014. A contributor to the increase was our increased cash outlays for surgical instrumentation and manufacturing equipment, which were $4.7 million during the three month period ended March 31, 2015, as compared to cash outlays of $3.2 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2014.
In January 2015 we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized a preliminary contingent consideration of $8.2 million, that we expect to be paid over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.0 million in current assets, $0.1 million in property and equipment, $7.2 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed preliminary deferred taxes of $2.4 million. We have recognized a preliminary goodwill amount of $5.0 million. Our accounting for the acquisition is preliminary and pending final asset valuations. During February 2015, we paid contingent consideration payments of €0.5 million, or $0.6 million at a rate of 1.12 USD to EUR. As of March 31, 2015 we had $7.2 million of contingent consideration liability in our Condensed Consolidated Balance Sheets, of which $1.4 million is classified in other current liabilities of our condensed consolidated balance sheets, due to our expected timing of earn-out payments. The remaining $5.8 million preliminary contingent liability is classified as Other non-current liabilities.
License technology
Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2015, we had paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, as well as prepaid expenses, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.
Financing Activities - Financing activities provided net cash of $0.1 million in the three months ended March 31, 2015, as compared to $10.3 million in net cash used for the three months ended March 31, 2014. In the first three months of 2015, we had net debt repayments of $0.8 million, as compared to net repayments of $11.5 million in the first three months of 2014, due to the repayment of our line of credit balance. Proceeds from the exercise of stock options provided cash of $0.9 million during the three months ended March 31, 2015, as compared to $1.2 million during the nine months ended March 31, 2014, with the proceeds used to fund general working capital.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of March 31, 2015, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Other Commitments and Contingencies
At March 31, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $10.9 million and outstanding commitments for the purchase of capital equipment of $3.3 million. Purchases under our distribution agreements were $0.5 million during the three months ended March 31, 2015.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 and each quarterly report on Form 10-Q we filed after this annual report. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.2 million for the remainder of 2015.
At March 31, 2015, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap will have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of March 31, 2015, and the weighted average interest rate is that experienced during the three months ended March 31, 2015:

(in thousands, except percentages)	2015	2016	2017	2018	Thereafter	Total
Liabilities
Term loan at variable interest rate	$2,250	$3,000	$17,250		$—	$22,500
Weighted average interest rate	1.8%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the three months ended March 31, 2015, translation losses were $3.3 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the three months ended March 31, 2014, translation losses were $0.3 million.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction losses of $0.6 million for the three months ended March 31, 2015, due to the weakening of the JPY, EUR and GBP as compared to the USD, and currency transaction gains of $0.3 million during the same period in 2014. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During January 2015, we entered into two foreign currency forward contracts as an economic hedge against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). For the EUR/USD put option to sell €5.0 million, we paid a premium of $0.2 million for a strike price of 1.18, or a $5.9 million call amount. For the JPY/USD put option to sell ¥480.0 million, we paid a premium of $0.2 million for a strike price of 120, or a $4.0 million call amount. The foreign currency options expire on June 30, 2015. During the quarter ended March 31, 2015, we recognized a gain of $0.4 million on the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quote.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2015 and December 31, 2014, we had $185,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Exactech, Inc.

Date:	May 7, 2015	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	May 7, 2015	By:	/s/ Joel C. Phillips
Joel C. Phillips
Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer