Form 10-Q
period 2015-06-30
EXACTECH INC
filed 2015-08-05
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value	14,055,444

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,852	$10,051
Accounts receivable, net of allowances of $998 and $946	52,751	50,731
Prepaid expenses and other assets, net	3,575	2,436
Income taxes receivable	966	1,492
Inventories – current	71,964	72,827
Deferred tax assets – current	1,616	1,620
Total current assets	145,724	139,157
PROPERTY AND EQUIPMENT:
Land	2,687	2,742
Machinery and equipment	36,318	35,434
Surgical instruments	106,096	101,142
Furniture and fixtures	4,745	4,556
Facilities	20,087	19,981
Projects in process	862	1,166
Total property and equipment	170,795	165,021
Accumulated depreciation	(91,781)	(84,915)
Net property and equipment	79,014	80,106
OTHER ASSETS:
Deferred financing and deposits, net	610	676
Non-current inventories	16,400	17,465
Product licenses and designs, net	12,031	8,641
Patents and trademarks, net	1,561	1,701
Customer relationships, net	130	203
Goodwill	19,016	13,091
Total other assets	49,748	41,777
TOTAL ASSETS	$274,486	$261,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,271	$13,615
Income taxes payable	4	146
Accrued expenses and other liabilities	8,661	9,194
Other current liabilities	1,747	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	26,683	26,205
LONG-TERM LIABILITIES:
Deferred tax liabilities	4,026	2,794
Long-term debt, net of current portion	18,750	20,250
Other long-term liabilities	5,222	420
Total long-term liabilities	27,998	23,464
Total liabilities	54,681	49,669
SHAREHOLDERS’ EQUITY:
Common stock	141	139
Additional paid-in capital	79,567	76,126
Accumulated other comprehensive loss	(11,179)	(8,397)
Retained earnings	151,276	143,503
Total shareholders’ equity	219,805	211,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,486	$261,040

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2015	2014	2015	2014
NET SALES	$61,493	$63,919	$122,869	$127,177
COST OF GOODS SOLD	19,334	19,565	37,976	38,199
Gross profit	42,159	44,354	84,893	88,978
OPERATING EXPENSES:
Sales and marketing	21,464	22,885	43,314	46,598
General and administrative	5,776	5,667	11,623	11,452
Research and development	4,602	4,864	9,131	9,057
Depreciation and amortization	4,182	4,124	8,624	8,446
Total operating expenses	36,024	37,540	72,692	75,553
INCOME FROM OPERATIONS	6,135	6,814	12,201	13,425
OTHER INCOME (EXPENSE):
Interest income	2	5	4	8
Other income	37	26	65	50
Interest expense	(275)	(260)	(577)	(607)
Foreign currency (loss) gain, net	(557)	(113)	(759)	200
Total other income (expense)	(793)	(342)	(1,267)	(349)
INCOME BEFORE INCOME TAXES	5,342	6,472	10,934	13,076
PROVISION FOR INCOME TAXES	1,681	2,312	3,161	4,718
NET INCOME	$3,661	$4,160	$7,773	$8,358
BASIC EARNINGS PER SHARE	$0.26	$0.30	$0.56	$0.61
DILUTED EARNINGS PER SHARE	$0.26	$0.30	$0.55	$0.60
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2015	2014	2015	2014
Net Income	$3,661	$4,160	$7,773	$8,358
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	22	(10)	4	50
Change in currency translation	488	(241)	(2,786)	(533)
Other comprehensive income (loss), net of tax	510	(251)	(2,782)	(483)
Comprehensive income	$4,171	$3,909	$4,991	$7,875
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Month Periods Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$7,773	$8,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	52	267
Inventory allowance	529	(12)
Depreciation and amortization	9,429	9,214
Restricted common stock issued for services	213	199
Compensation cost of stock awards	921	732
Loss on disposal of equipment	1,126	414
Loss on disposal of intangible assets	—	13
Foreign currency option loss	261	—
Foreign currency exchange loss (gain)	498	(200)
Deferred income taxes	(1,239)	(373)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(3,070)	9,186
Prepaids and other assets	(1,186)	(1,303)
Inventories	1,108	(5,663)
Accounts payable	(1,377)	1,403
Income taxes receivable/payable	627	515
Accrued expense & other liabilities	501	(206)
Net cash provided by operating activities	16,166	22,544
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,437)	(7,932)
Purchase of business, net of cash acquired	(2,566)	—
Proceeds from sale of property and equipment	—	3
Purchase of intangible assets	—	(138)
Net cash used in investing activities	(12,003)	(8,067)
FINANCING ACTIVITIES:
Net repayments on line of credit	—	(10,732)
Principal payments on debt	(1,500)	(1,500)
Payments on capital leases	(36)	(40)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	2,309	2,856
Net cash provided by (used in) financing activities	758	(9,431)
Effect of foreign currency translation on cash and cash equivalents	(120)	(16)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,801	5,030
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,051	6,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,852	$11,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$413	$628
Income taxes	3,930	4,626
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	4	50
Purchase of equipment payable	—	176
Business combination, contingent consideration payable	6,349	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In April 2015, the Financial Accounting Standards Board, or FASB, issued guidance on the presentation of debt issuance costs on the balance sheet. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning on or after December 15, 2015, and early application is permitted. We are currently assessing the impact of adopting this guidance on our financial statements, however we do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is effective for the first fiscal quarter of 2018, and early application is not permitted earlier than January 1, 2015. We are currently assessing the impact of adopting this guidance on our financial statements.

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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$251	$—	$251	$—
Total:	$251	$—	$251	$—

Liabilities
Contingent consideration	$6,349	$—	$—	$6,349
Interest rate swap	$247	$—	$247	$—
Total:	$6,596	$—	$247	$6,349

The fair value of our foreign currency forward contracts is based on dealer quotes and is recorded in other income (expense) of our unaudited condensed consolidated statements of income. We evaluate the effectiveness of these forward contracts on a quarterly basis, and as of June 30, 2015 they were determined to be effective.
The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which is determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimations on a quarterly basis as additional data impacting the assumptions is obtained, and will recognize any changes in the unaudited condensed consolidated statements of income. See Note 12. Business Acquisition for further discussion on the contingent consideration.
The fair value of our interest rate swap agreement is based on dealer quotes and is recorded as accumulated other comprehensive loss and other long-term liabilities in the condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended June 30, 2015, we determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the six month period ended June 30, 2015:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2014	$3,639	$597	$7,553	$411	$891	$13,091
Acquired goodwill	1,760	392	—	4,368	—	6,520
Foreign currency translation effects	(213)	(68)	—	(237)	(77)	(595)
Balance as of June 30, 2015	$5,186	$921	$7,553	$4,542	$814	$19,016

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2014 indicated no impairment to goodwill.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at June 30, 2015 and December 31, 2014:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2015
Product licenses and designs	$17,390	$5,359	$12,031	10.8
Patents and trademarks	4,680	3,119	1,561	14.2
Customer relationships	2,939	2,809	130	6.9

Balance at December 31, 2014
Product licenses and designs	$15,640	$6,999	$8,641	9.8
Patents and trademarks	4,704	3,003	1,701	14.0
Customer relationships	3,033	2,830	203	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency transactions gain (loss)	$110	$(113)	$(498)	$200
Foreign currency option loss	(667)	—	(261)	—
Foreign currency (loss) gain, net	$(557)	$(113)	$(759)	$200

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During 2015, we have entered into foreign currency forward contracts as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). As of June 30, 2015, we had two foreign currency forward contracts with six month terms. The initial amount of the outstanding contracts is $11.6 million, with a December 31, 2015 expiration date. During the three and six months ended June 30, 2015, we recognized losses of $0.7 million and $0.3 million, respectively, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), and JPY. During the six months ended June 30, 2015, translation losses were $2.8 million, which were primarily due to the weakening of the JPY and the EUR against the USD. During the six months ended June 30, 2014, translation losses were $0.5 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2015, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)
2015 adjustments, net of tax	4	(2,786)	(2,782)
Balance June 30, 2015	$(146)	$(11,033)	$(11,179)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of this need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and six months ended June 30, 2015 were $491,000 and $529,000, respectively. Allowance recoveries for the three and six months ended June 30, 2014 were $273,000 and $12,000, respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$18,367	$21,091
Work in process	1,147	1,283
Finished goods on hand	30,565	31,105
Finished goods on loan/consignment	38,285	36,813
Inventory total	88,364	90,292
Non-current inventories	16,400	17,465
Inventories, current	$71,964	$72,827

7.	INCOME TAX
At June 30, 2015, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $27.2 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.7 million with a valuation allowance of $4.6 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2014, these net operating loss carry forwards totaled $26.7 million, and the deferred tax asset was $8.5 million with a valuation allowance of $5.1 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are currently not aware of any open examinations by the various government jurisdictions. As of June 30, 2015, we have no liability recorded as an uncertain tax benefit. The Credit for Increasing Research Activities expired for the year ending December 31, 2014, and for the six months ended June 30, 2015, we have not recorded a research credit benefit.

8.	DEBT
Debt consisted of the following at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (1.79% as of 6/30/2015)	$21,750	$23,250
Less current portion	(3,000)	(3,000)
	$18,750	$20,250

The following is a schedule of future debt maturities as of June 30, 2015, for the years ending December 31 (in thousands):

2015	$1,500
2016	3,000
2017	17,250
2018	—
2019	—
Thereafter	—
$21,750

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2015 and December 31, 2014, we had $150,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments
At June 30, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.4 million and outstanding commitments for the purchase of capital equipment of $3.4 million. Purchases under our distribution agreements were $1.1 million during the six months ended June 30, 2015.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2015, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$18,957	$10,944	$5,873	$20,479	$5,240	$—	$61,493
Segment profit (loss)	1,281	711	299	4,602	(758)	(793)	5,342
Total assets, net	66,031	33,280	23,241	35,440	12,803	103,691	274,486
Capital expenditures	1,134	761	1,059	857	422	220	4,453
Depreciation and Amortization	1,658	720	276	866	128	939	4,587
2014
Net sales	$21,047	$11,196	$6,470	$19,006	$6,200	$—	$63,919
Segment profit (loss)	1,901	1,169	370	4,639	(1,265)	(342)	6,472
Total assets, net	67,635	33,774	24,858	26,990	13,417	95,523	262,197
Capital expenditures	1,128	804	222	1,059	190	1,191	4,594
Depreciation and Amortization	1,881	699	300	519	181	964	4,544

Six Months Ended June 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$37,395	$21,895	$11,013	$41,559	$11,007	$—	$122,869
Segment profit (loss)	2,823	1,440	530	9,511	(2,103)	(1,267)	10,934
Total assets, net	66,031	33,280	23,241	35,440	12,803	103,691	274,486
Capital expenditures	3,196	1,678	1,125	1,909	660	869	9,437
Depreciation and Amortization	3,708	1,445	559	1,573	266	1,878	9,429
2014
Net sales	$41,614	$22,000	$12,292	$38,677	$12,594	$—	$127,177
Segment profit (loss)	3,839	2,111	404	9,146	(2,075)	(349)	13,076
Total assets, net	67,635	33,774	24,858	26,990	13,417	95,523	262,197
Capital expenditures	2,114	1,512	515	1,978	545	1,582	8,246
Depreciation and Amortization	3,894	1,405	603	1,051	332	1,929	9,214

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	June 30, 2015		December 31, 2014
	Domestic	International	Domestic	International
Long lived assets, gross	$143,779	$51,699	$144,750	$43,648
Accumulated depreciation and amortization	(85,843)	(16,899)	(82,167)	(15,580)
Long lived assets, net	57,936	34,800	62,583	28,068

Inventory	$53,049	$35,315	$57,361	$32,931

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2015	2014	% Inc/Decr
Domestic sales	$41,295	$42,199	(2.1)
International sales	20,198	21,720	(7.0)
Total sales	$61,493	$63,919	(3.8)

Six Months Ended June 30,	2015	2014	% Inc/Decr
Domestic sales	$82,543	$83,807	(1.5)
International sales	40,326	43,370	(7.0)
Total sales	$122,869	$127,177	(3.4)

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	June 30, 2015			June 30, 2014
Net income	$3,661			$4,160
Basic EPS:
Net income available to common shareholders	$3,661	13,947	$0.26	$4,160	13,694	$0.30
Effect of dilutive securities:
Stock options		220			292
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,661	14,167	$0.26	$4,160	13,986	$0.30

	Six Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2015			June 30, 2014
Net income	$7,773			$8,358
Basic EPS:
Net income available to common shareholders	$7,773	13,965	$0.56	$8,358	13,646	$0.61
Effect of dilutive securities:
Stock options		238			300
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$7,773	14,203	$0.55	$8,358	13,946	$0.60

For the three months ended June 30, 2015, weighted average options to purchase 323,201 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2014, weighted average options to purchase 130,422 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the six months ended June 30, 2015, weighted average options to purchase 262,770 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2014, weighted average options to purchase 83,917 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the six months ended June 30, 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$(8,397)	$211,371
Net income	—	—	—	7,773	—	7,773
Other comprehensive income (loss), net of tax	—	—	—	—	(2,782)	(2,782)
Exercise of stock options	135	2	1,942	—	—	1,944
Issuance of restricted common stock for services	9	—	213	—	—	213
Issuance of common stock under Employee Stock Purchase Plan	20	—	365	—	—	365
Compensation cost of stock options	—	—	921	—	—	921
Balance June 30, 2015	$14,055	$141	$79,567	$151,276	$(11,179)	$219,805

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2015, there were 314,793 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.9 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Income tax benefit on exercises of non-qualified stock options was $0.3 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, total unrecognized compensation cost related to unvested awards was $2.7 million and is expected to be recognized over a weighted-average period of 2.10 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2015 and changes during the year to date is presented below:

	2015
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,244,166	$17.49
Granted	176,125	23.28
Exercised	(135,507)	14.34		$1,039
Forfeited or Expired	(4,281)	19.48
Outstanding - June 30	1,280,503	$18.62	3.74	$3,279
Exercisable - June 30	694,823	$17.30	2.31	$2,455

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for the purchase of 176,125 shares of common stock were granted during the six months ended June 30, 2015, compared to stock options for the purchase of 201,217 shares of common stock granted during the same period in 2014.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2015, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market price of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first six months of 2015 is presented below:

Grant date	February 27, 2015	May 29, 2015
Aggregate shares of restricted stock granted	4,974	4,530
Grant date fair value	$116,000	$97,000
Weighted average fair value per share	$23.35	$21.38

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of June 30, 2015, 64,839 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2015	2014
Shares purchased	19,737	16,428
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	31%	27%
Risk free interest rates	0.2%	0.1%
Weighted average per share fair value	$5.08	$4.71

12.	BUSINESS ACQUISITION
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
The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 USD exchange rate at closing, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future surgical case milestones. During the second quarter ended June 30, 2015, we revised our preliminary valuation of the contingent consideration, and reduced the fair value of the consideration by approximately $1.1 million. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rates of 4.5-6.5%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We expect the contingent consideration to be paid over the next five to ten years. We financed the acquisition from our operating cash flows.
Upon completion of the acquisition, we effectively settled a pre-existing development agreement for the development of the ExactechGPS. Blue Ortho's results of operations for the fiscal year ending December 31, 2014 and through January 15, 2015, were finalized during the second quarter ended June 30, 2015, which resulted in an increase in our net assets acquired, compared to our previous estimation. Preliminary valuation assessment of the acquired assets, including valuation and useful lives of the acquired identifiable intangible assets was revised during the second quarter of 2015, and we recognized an adjustment to the identifiable intangible assets acquired. The accounting for our acquisition of Blue Ortho is preliminary, pending final valuation and deferred tax liability determination. The preliminary goodwill is determined as the excess of the consideration over the fair value of the net assets acquired, and allocated to the knee, extremity and hip segments based on the valuation. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of January 2015 (in thousands):

	Amounts at Acquisition	Measurement Period Adjustment	Amounts at Acquisition (as adjusted)
Consideration:
Cash	$2,329		$2,329
Fair value of contingent consideration	8,243	(1,095)	7,148
Total Purchase Price	10,572	(1,095)	9,477
Settlement of pre-existing agreement	3,080		3,080
	13,652	(1,095)	12,557

Acquisition related expenses - incurred as of June 30, 2015			$278

Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	1,024	291	1,316
Property and equipment	127	37	164
Current liabilities assumed	(389)	(27)	(417)
Deferred tax liability assumed	(2,400)	(86)	(2,486)
Identifiable intangible assets	7,201	259	7,460
	5,563	474	6,037
Goodwill	8,089	(1,569)	6,520
Net assets acquired	$13,652	$(1,095)	$12,557

During February 2015, we paid contingent consideration payments of €0.5 million, or $0.6 million at a rate of 1.12 USD per EUR. As of June 30, 2015 we had $1.5 million of the contingent consideration classified in other current liabilities on our condensed consolidated balance sheets, due to our expected timing of earn-out payments. The remaining $4.9 million contingent consideration is classified as other non-current liabilities. The change in the contingent consideration during the six months ended June 30, 2015, included a period change of approximately $89,000 to the valuation, which was recognized as interest expense in the unaudited condensed consolidated statements of income. The remaining change in the contingent consideration balance was due to the impacted of foreign currency fluctuations.

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
Overview of the Three and Six Months Ended June 30, 2015
During the quarter ended June 30, 2015, sales decreased 4% to $61.5 million from $63.9 million in the quarter ended June 30, 2014, partially as a result of the foreign currency impact on our international operations, which resulted in a 7% decrease in our international sales. Our domestic sales decreased 2%, and gross margins decreased to 68.6% in the second quarter of 2015 from 69.4% for the same quarter in 2014. Our worldwide sales decrease was primarily due to pricing pressures, the impact of foreign currency rates, and changes that we initiated in our sales organization in the second half of 2014 that resulted in short term loss of business but we anticipate will result in long term improvements. Operating expenses decreased 4% when compared to the quarter ended June 30, 2014, and as a percentage of sales, remained stable at 59% during the second quarters of 2015 and 2014. The decrease in operating expenses was primarily due to our continued efforts to manage these expenses, as well as the impact of foreign currency rates on the translation of our global office expenses. Net income for the quarter ended June 30, 2015 decreased 12%, and diluted earnings per share was $0.26 as compared to $0.30 in the same quarter last year, which was primarily a result of the decrease in our sales and the impact of the strengthening of the U.S. Dollar (USD) against the Euro (EUR) and Japanese Yen (JPY).
During the six months ended June 30, 2015, sales decreased 3% to $122.9 million from $127.2 million in the six months ended June 30, 2014, partially as a result of the foreign currency impact on our international operations, which resulted in a 7% decrease in our international sales. Our domestic sales decreased 2%, partially as a result of pricing pressures and the changes in our sales organization. Gross margins decreased to 69% in the first half of 2015 from 70% for the same six months in 2014, from pricing pressures and foreign currency fluctuations. Operating expenses decreased 4% when compared to the six months ended June 30, 2014, and as a percentage of sales remained stable at 59% during the first six months of 2015 and 2014. The decrease was primarily due to the impact of foreign currency rates and focus on managing operating expenses. Net income for the six months ended June 30, 2015 decreased 7%, and diluted earnings per share was $0.55 as compared to $0.60 in the same six months last year, primarily a result of the foregoing sales decrease and the impact of foreign currency fluctuations.
During the six months ended June 30, 2015, we acquired $9.4 million in property and equipment, including new production equipment and surgical instrumentation. As of June 30, 2015, cash outlays for our January 2015 acquisition of Blue Ortho, our partner in the development of the ExactechGPS®, were $2.9 million. Net cash flow from operations was $16.2 million for the six months ended June 30, 2015, as compared to net cash flow from operations of $22.5 million during the six months ended June 30, 2014. The decrease was primarily due to lower receivable collections and higher accounts payable payments in the first half of 2015, as compared to the first half of 2014.
The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and six month periods ended June 30, 2015 and June 30, 2014:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2015		June 30, 2014		2015 - 2014	Constant Currency
Extremity	$20,479	33.3%	$19,006	29.8%	7.8%	9.3%
Knee	18,957	30.8	21,047	32.9	(9.9)	(4.4)
Hip	10,944	17.8	11,196	17.5	(2.3)	1.4
Biologics and Spine	5,873	9.6	6,470	10.1	(9.2)	(4.3)
Other	5,240	8.5	6,200	9.7	(15.5)	(13.7)
Total	$61,493	100.0%	$63,919	100.0%	(3.8)%	(0.2)%

	Six Months Ended				Inc (decr)
	June 30, 2015		June 30, 2014		2015- 2014	Constant Currency
Extremity	$41,559	33.8%	$38,677	30.4%	7.5%	9.0%
Knee	37,395	30.4	41,614	32.7	(10.1)	(5.2)
Hip	21,895	17.8	22,000	17.3	(0.5)	4.2
Biologics and Spine	11,013	9.0	12,292	9.7	(10.4)	(5.9)
Other	11,007	9.0	12,594	9.9	(12.6)	(11.0)
Total	$122,869	100.0%	$127,177	100.0%	(3.4)%	0.1%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and six month periods ended June 30, 2015 and June 30, 2014:
Sales by Geographic Distribution ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2015		June 30, 2014		2015- 2014	Constant Currency
Domestic Sales	$41,295	67.2%	$42,199	66.0%	(2.1)%	(2.1)%
International Sales	20,198	32.8%	21,720	34.0%	(7.0)%	3.5%
Total	$61,493	100.0%	$63,919	100.0%	(3.8)%	(0.2)%

	Six Months Ended				Inc (decr)
	June 30, 2015		June 30, 2014		2015- 2014	Constant Currency
Domestic Sales	$82,543	67.2%	$83,807	65.9%	(1.5)%	(1.5)%
International Sales	40,326	32.8%	43,370	34.1%	(7.0)%	3.2%
Total	$122,869	100.0%	$127,177	100.0%	(3.4)%	0.1%

The following table includes items from the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended June 30,		2015 – 2014 Inc (decr)		% of Sales
	2015	2014	$	%	2015	2014
Net sales	$61,493	$63,919	(2,426)	(3.8)	100.0%	100.0%
Cost of goods sold	19,334	19,565	(231)	(1.2)	31.4	30.6
Gross profit	42,159	44,354	(2,195)	(4.9)	68.6	69.4
Operating expenses:
Sales and marketing	21,464	22,885	(1,421)	(6.2)	34.9	35.8
General and administrative	5,776	5,667	109	1.9	9.4	8.9
Research and development	4,602	4,864	(262)	(5.4)	7.5	7.6
Depreciation and amortization	4,182	4,124	58	1.4	6.8	6.5
Total operating expenses	36,024	37,540	(1,516)	(4.0)	58.6	58.8
Income from operations	6,135	6,814	(679)	(10.0)	10.0	10.6
Other income (expense), net	(793)	(342)	(451)	(131.9)	(1.3)	(0.5)
Income before taxes	5,342	6,472	(1,130)	(17.5)	8.7	10.1
Provision for income taxes	1,681	2,312	(631)	(27.3)	2.7	3.6
Net income	$3,661	$4,160	(499)	(12.0)	6.0	6.5

	Six Months Ended June 30,		2015 – 2014 Inc (decr)		% of Sales
	2015	2014	$	%	2015	2014
Net sales	$122,869	$127,177	(4,308)	(3.4)	100.0%	100.0%
Cost of goods sold	37,976	38,199	(223)	(0.6)	30.9	30.0
Gross profit	84,893	88,978	(4,085)	(4.6)	69.1	70.0
Operating expenses:
Sales and marketing	43,314	46,598	(3,284)	(7.0)	35.3	36.6
General and administrative	11,623	11,452	171	1.5	9.5	9.0
Research and development	9,131	9,057	74	0.8	7.4	7.1
Depreciation and amortization	8,624	8,446	178	2.1	7.0	6.7
Total operating expenses	72,692	75,553	(2,861)	(3.8)	59.2	59.4
Income from operations	12,201	13,425	(1,224)	(9.1)	9.9	10.6
Other income (expense), net	(1,267)	(349)	(918)	(263.0)	(1.0)	(0.3)
Income before taxes	10,934	13,076	(2,142)	(16.4)	8.9	10.3
Provision for income taxes	3,161	4,718	(1,557)	(33.0)	2.6	3.7
Net income	$7,773	$8,358	(585)	(7.0)	6.3	6.6
Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Sales
For the quarter ended June 30, 2015, sales decreased 4% to $61.5 million from $63.9 million in the quarter ended June 30, 2014, partially as a result of the foreign currency impact from the weakening of the EUR, which resulted in an approximate $2.3 million negative currency impact to international sales. Domestic sales decreased primarily due to the sales organization changes. Sales of our extremity products increased 8% to $20.5 million as compared to $19.0 million for the same period in 2014. Sales of knee implant products decreased 10% to $19.0 million for the quarter ended June 30, 2015, compared to $21.0 million for the same quarter in 2014. The decrease was a result of continued pricing pressures in the worldwide knee market, coupled with the foreign currency impact in international markets. Hip implant sales of $10.9 million during the quarter ended June 30, 2015 decreased 2% from $11.2 million during the quarter ended June 30, 2014, as a result of hip unit sales increases offset by the foreign currency impact on international sales and pricing pressures in the U.S. Sales from biologics and spine decreased 9% during the quarter ended June 30, 2015 to $5.9 million from $6.5 million in the comparable quarter in 2014, primarily as a result of continued competitive pressures in the domestic biologics market and foreign currency impact to the international market. Sales of all other products decreased to $5.2 million as compared to $6.2 million in the same quarter last year.
For the six months ended June 30, 2015, sales decreased 3% to $122.9 million from $127.2 million in the six months ended June 30, 2014 partially as a result of the foreign currency impact on our international sales and our sales organization changes domestically. Sales of our extremity products increased 7% to $41.6 million as compared to $38.7 million for the same period in 2014. Sales of knee implant products decreased 10% to $37.4 million for the six months ended June 30, 2015, compared to $41.6 million for the same six months in 2014, as a result of the pricing pressures and the foreign currency impact in international markets. Hip implant sales of $21.9 million during the six months ended June 30, 2015 remained relatively unchanged from $22.0 million during the six months ended June 30, 2014. Sales from biologics and spine decreased 10% during the six months ended June 30, 2015 to $11.0 million from $12.3 million in the comparable six months in 2014, as a result of the continued competitive pressures in the domestic biologics market and foreign currency impact to the international market. Sales of all other products decreased to $11.0 million as compared to $12.6 million in the same six month period last year.
Gross Profit
Gross profit decreased to $42.2 million in the quarter ended June 30, 2015 from $44.4 million in the quarter ended June 30, 2014. As a percentage of sales, gross profit decreased to 68.6% during the quarter ended June 30, 2015 from 69.4% for the quarter ended June 30, 2014. Gross profit decreased to $84.9 million in the six months ended June 30, 2015 from $89.0 million in the six months ended June 30, 2014. As a percentage of sales, gross profit decreased to 69% during the six months ended June 30, 2015 from 70% for the six months ended June 30, 2014. The decrease in the three and six month periods are primarily a result of continued pricing pressures and the impact of foreign currency rates. Looking forward to the remainder of 2015, we expect gross profit, as a percentage of sales, to decrease approximately 0.5-0.75% on a comparative quarter basis.
Operating Expenses
Total operating expenses decreased 4% to $36.0 million in the quarter ended June 30, 2015 from $37.5 million in the quarter ended June 30, 2014. As a percentage of sales, total operating expenses remained relatively constant at 59% for each of the quarters ended June 30, 2015 and 2014. Total operating expenses decreased 4% to $72.7 million in the six months ended June 30, 2015 from $75.6 million in the six months ended June 30, 2014. As a percentage of sales, total operating expenses remained at 59% for each of the six months ended June 30, 2015 and 2014. The decrease in operating expenses was a result of our continued focus on controlling general operating expenses, as well as the impact of foreign currency exchange rates on our international cost structure.
Sales and marketing expenses, the largest component of total operating expenses, decreased 6% for the quarter ended June 30, 2015 to $21.5 million from $22.9 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, were 35% for the quarter ended June 30, 2015, compared to 36% for the quarter ended June 30, 2014. Sales and marketing expenses decreased 7% for the six months ended June 30, 2015 to $43.3 million from $46.6 million in the same six months last year. Sales and marketing expenses, as a percentage of sales, were 35% for the six months ended June 30, 2015, compared to 37% for the six months ended June 30, 2014. The decrease was primarily related to reduced variable selling costs and lower USD costs in our international operations as a result of the strong USD exchange rate. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for the remainder of 2015.
General and administrative expenses increased 2% to $5.8 million for the quarter ended June 30, 2015. As a percentage of sales, general and administrative expenses remained at approximately 9% for each of the quarters ended June 30, 2015 and 2014. General and administrative expenses increased 1% to $11.6 million for the six months ended June 30, 2015. As a percentage of sales, general and administrative expenses remained at 9% for each of the six months ended June 30, 2015 and 2014. General and administrative expenses for the remainder of 2015 are expected to be in the range of 9.0% to 9.5% of sales.
Research and development expenses decreased 5% for the quarter ended June 30, 2015 to $4.6 million from $4.9 million in the same quarter last year. As a percentage of sales, research and development expenses remained relatively unchanged at 7.5% for each of the quarters ended June 30, 2015 and 2014. Research and development expenses remained steady for the six months ended June 30, 2015 from the same period in 2014, remaining at $9.1 million for each of the periods. The integration of the Blue Ortho acquisition increased research and development expenses, which was offset by lower product development expenses. As a percentage of sales, research and development expenses remained at 7% for each of the six months ended June 30, 2015 and 2014. We expect research and development expenses ranging from 7.5% to 8% of sales for the remainder of 2015.
Depreciation and amortization increased 1% to $4.2 million for the quarter ended June 30, 2015 from $4.1 million during the same quarter in 2014. As a percentage of sales, depreciation and amortization remained relatively flat at 7% during each of the quarters ended June 30, 2015 and 2014. Depreciation and amortization increased 2% to $8.6 million for the six months ended June 30, 2015 from $8.4 million during the same period in 2014. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the six months ended June 30, 2015 and 2014. We placed $8.5 million of surgical instrumentation and $0.7 million of equipment in service during the first six month periods of 2015.
Income from Operations
Our income from operations decreased 10% to $6.1 million, or 10% of sales, in the quarter ended June 30, 2015 from $6.8 million, or 11% of sales, in the quarter ended June 30, 2014. Our income from operations decreased 9% to $12.2 million, or 10% of sales, in the six months ended June 30, 2015 from $13.4 million, or 11% of sales, in the six months ended June 30, 2014. The decrease in our income from operations for the three and six months ended June 30, 2015 was primarily a result of our sales decrease, partially offset by the decrease in operating expenses. Looking forward, we expect operating expenses for the remainder of the year to change approximately the same as sales growth, therefore we anticipate income from operations, as a percentage of sales, to remain relatively stable for the remainder of 2015.
Other Income and Expenses
We had other expenses, net of other income, of $0.8 million during the quarter ended June 30, 2015, compared to other expenses, net of other income of $0.3 million in the quarter ended June 30, 2014. The change for the quarter was primarily a result of net foreign currency losses of $0.6 million for the quarter ended June 30, 2015, compared to foreign currency transaction losses of $0.1 million for the same quarter of 2014. The currency loss in the quarter ended June 30, 2015 was primarily due to premiums paid on forward currency options entered into at the end of June 2015, and partially offset by gains in foreign currency transactions on intercompany debt due to the weakening of the USD against the EUR late in the quarter. Net interest expense was $0.3 million for each of the quarters ended June 30, 2015 and 2014.
We had other expenses, net of other income, of $1.3 million during the six months ended June 30, 2015, compared to other expenses, net of other income of $0.3 million in the six months ended June 30, 2014. The change for the six months was a result of net foreign currency losses of $0.8 million for the six months ended June 30, 2015, compared to foreign currency transaction gains of $0.2 million for the same six months of 2014. The currency loss in the six months ended June 30, 2015 was due to transaction losses related to intercompany debt with the significant strengthening of the USD against the EUR and JPY and the premiums paid on foreign currency forward options we entered into during January and June 2015, and was partially offset by gains on the value of the forward options during the first half of 2015. Net interest expense was $0.6 million for each of the six months ended June 30, 2015 and 2014.
Taxes and Net Income
Income before provision for income taxes decreased 17% to $5.3 million in the quarter ended June 30, 2015 from $6.5 million in the quarter ended June 30, 2014, primarily due to the impact of sales and foreign currency losses. The effective tax rate, as a percentage of income before taxes, was 31% for the quarter ended June 30, 2015, compared to 36% for the same quarter in 2014, primarily as a result of the favorable change in the mix of income in the different tax jurisdictions. As a result of the foregoing, we realized net income of $3.7 million in the quarter ended June 30, 2015, a decrease of 12% from $4.2 million in the quarter ended June 30, 2014. As a percentage of sales, net income decreased to 6.0% for the quarter ended June 30, 2015 from 6.5% for the same quarter in 2014. Earnings per share, on a diluted basis, decreased to $0.26 for the quarter ended June 30, 2015, from $0.30 for the quarter ended June 30, 2014.
Income before provision for income taxes decreased 16% to $10.9 million in the six months ended June 30, 2015 from $13.1 million in the six months ended June 30, 2014, primarily due to lower sales and foreign currency losses. The effective tax rate, as a percentage of income before taxes, was 29% for the six months ended June 30, 2015, compared to 36% for the same period in 2014, as a result of the reduction of the valuation allowance related to the net operating losses of certain of our international subsidiaries due to their improved financial performance and the mix of income in the different tax jurisdictions. As a result of the foregoing, we realized net income of $7.8 million in the six months ended June 30, 2015, a decrease of 7% from $8.4 million in the six months ended June 30, 2014. As a percentage of sales, net income decreased to 6.3% for the six months ended June 30, 2015 from 6.6% for the same six months in 2014. Earnings per share, on a diluted basis, decreased to $0.55 for the six months ended June 30, 2015, from $0.60 for the six months ended June 30, 2014.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At June 30, 2015, we had working capital of $119.0 million, a 5.4% increase from $113.0 million at the end of 2014. Working capital in 2015 increased as a result of the increase in our cash and accounts receivable balances.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of June 30, 2015, $6.4 million of our cash balance was held outside the U.S. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $16.2 million in the six months ended June 30, 2015, as compared to net cash from operations of $22.5 million during the six months ended June 30, 2014. A primary contributor to this decrease related to the increase in accounts receivable experienced in the first six months of 2015, which used cash of $3.1 million for the six months ended June 30, 2015, in contrast to a decrease in accounts receivable providing net cash of $9.2 million for the six months ended June 30, 2014. A major contributor to the change in total accounts receivable was the large payment of government receivables in Spain during the first quarter of 2014, which did not occur in 2015, as the Spanish government has maintained relatively stable payments since then. Our allowance for doubtful accounts and sales returns increased to $1.0 million at June 30, 2015 from $0.9 million at December 31, 2014. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 76 for the six month period ended June 30, 2015, as compared to 77 for the six month period ended June 30, 2014, as we continued to see improvement in accounts receivable payment terms in the U.S. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside the U.S. tend to be relatively longer than those in the U.S. Inventory decreased by $1.1 million during the first six months ended June 30, 2015, as compared to an increase of $5.7 million during the same period ended June 30, 2014, as we began to see positive impact on our supply chain improvements.
Investing Activities - Investing activities used net cash of $12.0 million in the six months ended June 30, 2015, as compared to $8.1 million in the six months ended June 30, 2014. A contributor to the increase was our increased cash outlays for surgical instrumentation and manufacturing equipment, which were $9.1 million during the six month period ended June 30, 2015, as compared to cash outlays of $7.5 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2014.
In January 2015, we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized a preliminary contingent consideration of $7.1 million, which we expect to be paid over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.3 million in current assets, $0.2 million in property and equipment, $7.5 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed preliminary deferred taxes of $2.5 million. We have recognized a preliminary goodwill amount of $6.5 million. Our accounting for the acquisition is preliminary and pending final asset valuations. During February 2015, we paid contingent consideration payments of €0.5 million, or $0.6 million at a rate of 1.12 USD to EUR. As of June 30, 2015 we had $6.3 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $1.5 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $4.9 million preliminary contingent liability is classified as other non-current liabilities.
Financing Activities - Financing activities provided net cash of $0.8 million in the six months ended June 30, 2015, as compared to $9.4 million in net cash used for the six months ended June 30, 2014. In the first six months of 2015, we had net debt repayments of $1.5 million, as compared to net repayments of $12.2 million in the first six months of 2014, due to the repayment of our line of credit balance. Proceeds from the exercise of stock options provided cash of $2.3 million during the six months ended June 30, 2015, as compared to $2.9 million during the six months ended June 30, 2014, with the proceeds used to fund general working capital.

Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of June 30, 2015, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Other Commitments and Contingencies
At June 30, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $11.4 million and outstanding commitments for the purchase of capital equipment of $3.4 million. Purchases under our distribution agreements were $1.1 million during the six months ended June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.1 million for the remainder of 2015.
At June 30, 2015, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap will have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of June 30, 2015, and the weighted average interest rate is that experienced during the six months ended June 30, 2015:

(in thousands, except percentages)	2015	2016	2017	2018	Thereafter	Total
Liabilities
Term loan at variable interest rate	$1,500	$3,000	$17,250	$—	$—	$21,750
Weighted average interest rate	1.8%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the six months ended June 30, 2015, translation losses were $2.8 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the six months ended June 30, 2014, translation losses were $0.5 million.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction losses of $0.5 million for the six months ended June 30, 2015, due to the weakening of the JPY and EUR as compared to the USD, and currency transaction gains of $0.2 million during the same period in 2014. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During 2015, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. As of June 30, 2015, we had two foreign currency forward contracts in effect with six month terms. The initial amount of the outstanding contracts is $11.6 million, with a December 31, 2015 expiration date. During the three and six months ended June 30, 2015, we recognized losses of $0.7 million and $0.3 million, respectively, related to these instruments. The recognized losses are recorded in other income (expense) in the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2015 and December 31, 2014, we had $150,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Exactech, Inc.

Date:	August 5, 2015	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	August 5, 2015	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer