Form 10-Q
period 2015-09-30
EXACTECH INC
filed 2015-11-04
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value	14,078,143

EXACTECH, INC.
INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2015 and September 30, 2014	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

Signatures		30

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,051	$10,051
Accounts receivable, net of allowances of $807 and $946	50,283	50,731
Prepaid expenses and other assets, net	3,692	2,436
Income taxes receivable	829	1,492
Inventories – current	72,348	72,827
Deferred tax assets – current	1,647	1,620
Total current assets	145,850	139,157
PROPERTY AND EQUIPMENT:
Land	2,692	2,742
Machinery and equipment	36,877	35,434
Surgical instruments	109,939	101,142
Furniture and fixtures	4,720	4,556
Facilities	20,247	19,981
Projects in process	711	1,166
Total property and equipment	175,186	165,021
Accumulated depreciation	(95,579)	(84,915)
Net property and equipment	79,607	80,106
OTHER ASSETS:
Deferred financing and deposits, net	582	676
Non-current inventories	18,733	17,465
Product licenses and designs, net	11,693	8,641
Patents and trademarks, net	1,492	1,701
Customer relationships, net	111	203
Goodwill	19,098	13,091
Total other assets	51,709	41,777
TOTAL ASSETS	$277,166	$261,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,642	$13,615
Income taxes payable	167	146
Accrued expenses and other liabilities	9,113	9,194
Other current liabilities	1,381	250
Current portion of long-term debt	3,000	3,000
Total current liabilities	26,303	26,205
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,756	2,794
Long-term debt, net of current portion	18,000	20,250
Other long-term liabilities	5,582	420
Total long-term liabilities	27,338	23,464
Total liabilities	53,641	49,669
SHAREHOLDERS’ EQUITY:
Common stock	141	139
Additional paid-in capital	80,347	76,126
Accumulated other comprehensive loss	(11,117)	(8,397)
Retained earnings	154,154	143,503
Total shareholders’ equity	223,525	211,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,166	$261,040

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2015	2014	2015	2014
NET SALES	$56,237	$57,884	$179,106	$185,061
COST OF GOODS SOLD	16,597	16,929	54,573	55,128
Gross profit	39,640	40,955	124,533	129,933
OPERATING EXPENSES:
Sales and marketing	20,587	21,304	63,901	67,902
General and administrative	5,180	5,380	16,803	16,832
Research and development	5,258	4,464	14,389	13,521
Depreciation and amortization	4,073	4,289	12,697	12,735
Total operating expenses	35,098	35,437	107,790	110,990
INCOME FROM OPERATIONS	4,542	5,518	16,743	18,943
OTHER INCOME (EXPENSE):
Interest income	3	5	7	13
Other income	26	3	91	53
Interest expense	(283)	(253)	(860)	(860)
Foreign currency loss, net	(103)	(652)	(862)	(452)
Total other income (expense)	(357)	(897)	(1,624)	(1,246)
INCOME BEFORE INCOME TAXES	4,185	4,621	15,119	17,697
PROVISION FOR INCOME TAXES	1,307	1,610	4,468	6,328
NET INCOME	$2,878	$3,011	$10,651	$11,369
BASIC EARNINGS PER SHARE	$0.20	$0.22	$0.76	$0.83
DILUTED EARNINGS PER SHARE	$0.20	$0.21	$0.75	$0.81
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2015	2014	2015	2014
Net Income	$2,878	$3,011	$10,651	$11,369
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	2	81	6	131
Change in currency translation	60	(2,546)	(2,726)	(3,079)
Other comprehensive income (loss), net of tax	62	(2,465)	(2,720)	(2,948)
Comprehensive income	$2,940	$546	$7,931	$8,421
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$10,651	$11,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	(139)	172
Inventory allowance	1,529	348
Depreciation and amortization	13,831	13,898
Restricted common stock issued for services	310	205
Compensation cost of stock awards	1,359	1,184
Loss on disposal of equipment	1,162	1,611
Loss on disposal of intangible assets	22	13
Foreign currency option loss (gain)	387	(107)
Foreign currency exchange loss	475	559
Deferred income taxes	(1,551)	(1,289)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(315)	10,905
Prepaids and other assets	(1,390)	(923)
Inventories	(2,558)	(9,794)
Accounts payable	(2,174)	(259)
Income taxes receivable/payable	928	733
Accrued expense & other liabilities	985	(2,347)
Net cash provided by operating activities	23,512	26,278
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,905)	(13,507)
Purchase of business, net of cash acquired	(2,005)	—
Proceeds from sale of property and equipment	—	3
Purchase of intangible assets	—	(138)
Net cash used in investing activities	(15,910)	(13,642)
FINANCING ACTIVITIES:
Net repayments on line of credit	—	(10,732)
Principal payments on debt	(2,250)	(2,250)
Payments of contingency consideration	(676)	—
Payments on capital leases	(50)	(60)
Debt issuance costs	(15)	(15)
Proceeds from issuance of common stock	2,554	3,766
Net cash used in financing activities	(437)	(9,291)
Effect of foreign currency translation on cash and cash equivalents	(165)	(270)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,000	3,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,051	6,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,051	$9,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$614	$846
Income taxes	5,443	6,872
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	6	131
Capitalized lease additions	8	—
Purchase of equipment payable	124	—
Business combination, contingent consideration payable	6,343	—
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In September 2015, the Financial Accounting Standards Board, or FASB, issued guidance on business combination provisional adjustments during the measurement period. The new standard requires that an acquiror recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and early application is permitted. We are currently assessing the impact of adopting this guidance on our financial statements, however we do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The updated standard changes the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance should be applied prospectively, and is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted. We are currently assessing the impact of adopting this guidance on our financial statements, however we do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs on the balance sheet. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning on or after December 15, 2015, and early application is permitted. We are currently assessing the impact of adopting this guidance on our financial statements, however we do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
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
The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$124	$—	$124	$—
Total:	$124	$—	$124	$—

Liabilities
Contingent consideration	$6,343	$—	$—	$6,343
Interest rate swap	$243	$—	$243	$—
Total:	$6,586	$—	$243	$6,343

The fair value of our foreign currency forward contracts is based on dealer quotes and is recorded in other income (expense) of our unaudited condensed consolidated statements of income. We evaluate the effectiveness of these forward contracts on a quarterly basis, and, as of September 30, 2015, they were determined to be effective. See Note 5. Hedging Activities and Foreign Currency Translation for further discussion on the forward contracts.
The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which is determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as additional data impacting the assumptions is obtained, and will recognize any changes in the unaudited condensed consolidated statements of income. See Note 12. Business Acquisition for further discussion on the contingent consideration.
The fair value of our interest rate swap agreement is based on dealer quotes and is recorded as accumulated other comprehensive loss and other long-term liabilities in the unaudited condensed consolidated balance sheets. We analyze the effectiveness of our interest rate swap on a quarterly basis, and, for the period ended September 30, 2015, we determined that the interest rate swap was effective.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the nine month period ended September 30, 2015:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of December 31, 2014	$3,639	$597	$7,553	$411	$891	$13,091
Acquired goodwill	1,760	391	—	4,368	—	6,519
Foreign currency translation effects	(186)	(60)	—	(197)	(69)	(512)
Balance as of September 30, 2015	$5,213	$928	$7,553	$4,582	$822	$19,098

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2015 has not been completed, however we do not expect an impairment to goodwill.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at September 30, 2015 and December 31, 2014:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2015
Product licenses and designs	$17,362	$5,669	$11,693	9.0
Patents and trademarks	4,677	3,185	1,492	14.2
Customer relationships	2,948	2,837	111	6.9

Balance at December 31, 2014
Product licenses and designs	$15,640	$6,999	$8,641	9.8
Patents and trademarks	4,704	3,003	1,701	14.0
Customer relationships	3,033	2,830	203	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency transactions gain (loss)	$23	$(759)	$(475)	$(559)
Foreign currency option (loss) gain	(126)	107	(387)	107
Foreign currency loss, net	$(103)	$(652)	$(862)	$(452)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During 2015, we have entered into foreign currency forward contracts as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). As of September 30, 2015, we had two foreign currency forward contracts with six month terms. The initial aggregate amount of the outstanding contracts is $11.6 million, with a December 31, 2015 expiration date. During the three and nine months ended September 30, 2015, we recognized losses of $0.1 million and $0.4 million, respectively, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.
During September 2014, we entered into a foreign currency forward contract for a value of $6.4 million for a six month term, as an economic hedge against strengthening of the USD against the EUR. The foreign currency option expired on December 31, 2014. During the quarter ended September 30, 2014, we recognized a gain of $0.1 million on the condensed consolidated statements of income related to the fair value of this currency option based upon a dealer's quote.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), and JPY. During the nine months ended September 30, 2015, translation losses were $2.7 million, which were primarily due to the weakening of the JPY and the EUR against the USD. During the nine months ended September 30, 2014, translation losses were $3.1 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2015, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)
2015 adjustments, net of tax	6	(2,726)	(2,720)
Balance September 30, 2015	$(144)	$(10,973)	$(11,117)

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
Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory, as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of this need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three and nine months ended September 30, 2015 were $1.0 million and $1.5 million, respectively. Allowance charges for the three and nine months ended September 30, 2014 were $0.4 million and $0.3 million, respectively. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months. We classify such inventory as non-current.
The following table summarizes our classifications of inventory as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$17,786	$21,091
Work in process	1,219	1,283
Finished goods on hand	32,390	31,105
Finished goods on loan/consignment	39,686	36,813
Inventory total	91,081	90,292
Non-current inventories	18,733	17,465
Inventories, current	$72,348	$72,827

7.	INCOME TAX
At September 30, 2015, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $27.6 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.7 million with a valuation allowance of $4.8 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2014, these net operating loss carry forwards totaled $26.7 million, and the deferred tax asset was $8.5 million with a valuation allowance of $5.1 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any open examinations by the various government jurisdictions. As of September 30, 2015, we had no liability recorded as an uncertain tax benefit. The Credit for Increasing Research Activities expired for the year ending December 31, 2014, and for the nine months ended September 30, 2015, we did not record a research credit benefit.

8.	DEBT
Debt consisted of the following at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Term loan payable in quarterly principal installments of $750, from June 2013 to December 2016. Interest based on adjustable rate as determined by three month LIBOR (1.83% as of 9/30/2015)	$21,000	$23,250
Less current portion	(3,000)	(3,000)
	$18,000	$20,250

The following is a schedule of future debt maturities as of September 30, 2015, for the years ending December 31 (in thousands):

2015	$750
2016	3,000
2017	17,250
2018	—
2019	—
Thereafter	—
$21,000

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2015 and December 31, 2014, we had $75,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At September 30, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.7 million and outstanding commitments for the purchase of capital equipment of $4.3 million. Purchases under our distribution agreements were $2.6 million during the nine months ended September 30, 2015.
Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2015, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$15,313	$9,925	$5,663	$19,974	$5,362	$—	$56,237
Segment profit (loss)	767	222	163	4,087	(697)	(357)	4,185
Total assets, net	67,479	34,014	22,442	37,033	13,220	102,978	277,166
Capital expenditures	1,380	1,243	70	1,237	8	661	4,599
Depreciation and Amortization	1,729	629	255	620	140	1,029	4,402
2014
Net sales	$18,148	$10,160	$5,415	$18,601	$5,560	$—	$57,884
Segment profit (loss)	981	372	93	4,253	(181)	(897)	4,621
Total assets, net	67,528	33,233	24,848	27,920	15,002	89,352	257,883
Capital expenditures	1,101	1,794	356	1,250	574	324	5,399
Depreciation and Amortization	2,049	702	317	609	155	852	4,684

Nine Months Ended September 30,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$52,708	$31,820	$16,676	$61,533	$16,369	$—	$179,106
Segment profit (loss)	3,590	1,662	693	13,598	(2,800)	(1,624)	15,119
Total assets, net	67,479	34,014	22,442	37,033	13,220	102,978	277,166
Capital expenditures	4,576	2,921	1,195	3,146	668	1,530	14,036
Depreciation and Amortization	5,437	2,074	814	2,193	406	2,907	13,831
2014
Net sales	$59,762	$32,160	$17,707	$57,278	$18,154	$—	$185,061
Segment profit (loss)	4,820	2,483	497	13,399	(2,256)	(1,246)	17,697
Total assets, net	67,528	33,233	24,848	27,920	15,002	89,352	257,883
Capital expenditures	3,215	3,306	871	3,228	1,119	1,906	13,645
Depreciation and Amortization	5,943	2,107	920	1,660	487	2,781	13,898

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	September 30, 2015		December 31, 2014
	Domestic	International	Domestic	International
Long lived assets, gross	$146,087	$54,087	$144,750	$43,648
Accumulated depreciation and amortization	(88,605)	(18,666)	(82,167)	(15,580)
Long lived assets, net	57,482	35,421	62,583	28,068

Inventory	$55,418	$35,663	$57,361	$32,931

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2015	2014	% Inc/Decr
Domestic sales	$40,719	$40,019	1.7
International sales	15,518	17,865	(13.1)
Total sales	$56,237	$57,884	(2.8)

Nine Months Ended September 30,	2015	2014	% Inc/Decr
Domestic sales	$123,262	$123,826	(0.5)
International sales	55,844	61,235	(8.8)
Total sales	$179,106	$185,061	(3.2)

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	September 30, 2015			September 30, 2014
Net income	$2,878			$3,011
Basic EPS:
Net income available to common shareholders	$2,878	14,058	$0.20	$3,011	13,766	$0.22
Effect of dilutive securities:
Stock options		143			298
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,878	14,201	$0.20	$3,011	14,064	$0.21

	Nine Months Ended			Nine Months Ended
(in thousands, except per share amounts)	September 30, 2015			September 30, 2014
Net income	$10,651			$11,369
Basic EPS:
Net income available to common shareholders	$10,651	13,996	$0.76	$11,369	13,690	$0.83
Effect of dilutive securities:
Stock options		205			299
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$10,651	14,201	$0.75	$11,369	13,989	$0.81

For the three months ended September 30, 2015, weighted average options to purchase 446,088 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2014, weighted average options to purchase 206,150 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the nine months ended September 30, 2015, weighted average options to purchase 308,680 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2014, weighted average options to purchase 119,710 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the nine months ended September 30, 2015:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$(8,397)	$211,371
Net income	—	—	—	10,651	—	10,651
Other comprehensive income (loss), net of tax	—	—	—	—	(2,720)	(2,720)
Exercise of stock options	138	2	1,979	—	—	1,981
Issuance of restricted common stock for services	14	—	310	—	—	310
Issuance of common stock under Employee Stock Purchase Plan	34	—	573	—	—	573
Compensation cost of stock options	—	—	1,359	—	—	1,359
Balance September 30, 2015	14,077	$141	$80,347	$154,154	$(11,117)	$223,525

Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2015, there were 309,973 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.4 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. Income tax benefit on exercises of non-qualified stock options was $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, total unrecognized compensation cost related to unvested awards was $2.3 million and is expected to be recognized over a weighted-average period of 1.85 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2015 and changes during the year to date is presented below:

	2015
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,244,166	$17.49
Granted	176,125	23.28
Exercised	(137,703)	14.39		$1,044
Forfeited or Expired	(4,401)	19.52
Outstanding - September 30	1,278,187	$18.62	3.50	$590
Exercisable - September 30	692,507	$17.30	2.07	$466

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for the purchase of 176,125 shares of common stock were granted during the nine months ended September 30, 2015, compared to stock options for the purchase of 201,217 shares of common stock granted during the same period in 2014.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2015, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2015 is presented below:

Grant date	February 27, 2015	May 29, 2015	August 31, 2015
Aggregate shares of restricted stock granted	4,974	4,530	4,940
Grant date fair value	$116,000	$97,000	$97,000
Weighted average fair value per share	$23.35	$21.38	$19.61

During February 2014, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consisted of the grant of stock awards with an aggregate market value of $75,000, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2014 is presented below:

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. There are four offering periods during an annual period. As of September 30, 2015, 50,776 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2015	2014
Shares purchased	33,800	26,258
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	32%	27%
Risk free interest rates	0.3%	0.1%
Weighted average per share fair value	$4.87	$4.92

12.	BUSINESS ACQUISITION
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
Upon completion of the acquisition, we effectively settled a pre-existing development agreement for the development of the ExactechGPS. Blue Ortho's results of operations for the fiscal year ending December 31, 2014 and through January 15, 2015 were finalized during the second quarter ended June 30, 2015, which resulted in an increase in our net assets acquired, compared to our previous estimation. Preliminary valuation assessment of the acquired assets, including valuation and useful lives of the acquired identifiable intangible assets was revised during the second quarter of 2015, and we recognized an adjustment to the identifiable intangible assets acquired. The accounting for our acquisition of Blue Ortho is preliminary, pending final valuation and deferred tax liability determination. The preliminary goodwill is determined as the excess of the consideration over the fair value of the net assets acquired, and allocated to the knee, extremity and hip segments based on such valuation. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of January 2015 (in thousands):

	Amounts at Acquisition	Measurement Period Adjustment	Amounts at Acquisition (as adjusted)
Consideration:
Cash	$2,329		$2,329
Fair value of contingent consideration	8,243	$(1,095)	7,148
Total Purchase Price	10,572	(1,095)	9,477
Settlement of pre-existing agreement	3,080		3,080
	13,652	(1,095)	12,557

Acquisition related expenses - incurred as of September 30, 2015			$278

Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	1,024	291	1,316
Property and equipment	127	37	164
Current liabilities assumed	(389)	(27)	(417)
Deferred tax liability assumed	(2,400)	(86)	(2,486)
Identifiable intangible assets	7,201	259	7,460
	5,563	474	6,037
Goodwill	8,089	(1,569)	6,520
Net assets acquired	$13,652	$(1,095)	$12,557

The identifiable intangible assets are being amortized using the straight-line method using estimated ten year useful lives, and are recorded net of accumulated amortization in Product licenses and designs on the unaudited condensed consolidated balance sheet.
The following table summarizes the contingent consideration balance and activity for the nine months ended September 30, 2015 (in thousands):

Beginning fair value of contingent liability	$7,148
Period change in valuation	139
Payments	(676)
Foreign currency translation effects	(268)
Contingent liability balance, September 30, 2015	6,343
Current liability	1,120
Non-current liability	$5,223

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our unaudited condensed consolidated balance sheets. The remainder is classified as other non-current liabilities. The period change in the contingent consideration during the nine months ended September 30, 2015 was recognized as interest expense in the unaudited condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of knee, hip, and extremity joint replacement systems and spinal fusion products. We believe that our continuing research and development projects will enable us to continue the introduction of new joint replacement systems, product line extensions, and other products and services.
Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgical facilities on our behalf. These expenses tend to vary and generally relate to our sales volume. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.
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
Overview of the Three and Nine Months Ended September 30, 2015
During the quarter ended September 30, 2015, sales decreased 3% to $56.2 million from $57.9 million in the quarter ended September 30, 2014, partially as a result of the foreign currency impact on our international operations, which resulted in a 13% decrease in our international sales. Our domestic sales increased 2%, and worldwide gross margins decreased to 70.5% in the third quarter of 2015 from 70.7% for the same quarter in 2014. Operating expenses decreased 1% when compared to the quarter ended September 30, 2014, and as a percentage of sales, increased to 62% during the third quarter of 2015 compared to 61% during the third quarter of 2014. Net income for the quarter ended September 30, 2015 decreased 4%, and diluted earnings per share was $0.20 as compared to $0.21 in the same quarter last year, which was primarily a result of the decrease in our sales and the impact of the strengthening of the U.S. Dollar (USD) against the Euro (EUR) and Japanese Yen (JPY).
During the nine months ended September 30, 2015, sales decreased 3% to $179.1 million from $185.1 million in the nine months ended September 30, 2014, partially as a result of the foreign currency impact on our international operations, which resulted in a 9% decrease in our international sales. Our domestic sales were unchanged, as we have seen modest results of the improvements in our sales organization take effect, although they were partially offset by continued pricing pressures. Gross margins decreased to 69.5% in the first nine months of 2015 from 70.2% for the first nine months in 2014, from pricing pressures and foreign currency fluctuations. Operating expenses decreased 3% when compared to the nine months ended September 30, 2014, and as a percentage of sales remained stable at 60% during the first nine months of 2015 and 2014. Net income for the nine months ended September 30, 2015 decreased 6%, and diluted earnings per share was $0.75 as compared to $0.81 in the same nine months last year, primarily as a result of the foregoing sales decrease and the impact of a strengthening USD.
During the nine months ended September 30, 2015, we acquired $14.0 million in property and equipment, including new production equipment and surgical instrumentation. As of September 30, 2015, cash outlays for our January 2015 acquisition of Blue Ortho, our partner in the development of the ExactechGPS®, were $2.9 million. Net cash flow from operations was $23.5 million for the nine months ended September 30, 2015, as compared to net cash flow from operations of $26.3 million during the nine months ended September 30, 2014. The decrease was primarily due to lower receivable collections and higher accounts payable payments in the first nine months of 2015, as compared to the first nine months of 2014.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and nine month periods ended September 30, 2015 and September 30, 2014:
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2015		September 30, 2014		2015 - 2014	Constant Currency
Extremity	$19,974	35.5%	$18,601	32.1%	7.4%	8.7%
Knee	15,313	27.2	18,148	31.4	(15.6)	(12.5)
Hip	9,925	17.7	10,160	17.5	(2.3)	3.5
Biologics and Spine	5,663	10.1	5,415	9.4	4.6	7.9
Other	5,362	9.5	5,560	9.6	(3.6)	(3.0)
Total	$56,237	100.0%	$57,884	100.0%	(2.8)%	(0.1)%

	Nine Months Ended				Inc (decr)
	September 30, 2015		September 30, 2014		2015 - 2014	Constant Currency
Extremity	$61,533	34.4%	$57,278	30.9%	7.4%	8.9%
Knee	52,708	29.4	59,762	32.3	(11.8)	(7.4)
Hip	31,820	17.8	32,160	17.4	(1.1)	4.0
Biologics and Spine	16,676	9.3	17,707	9.6	(5.8)	(1.7)
Other	16,369	9.1	18,154	9.8	(9.8)	(8.5)
Total	$179,106	100.0%	$185,061	100.0%	(3.2)%	—%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and nine month periods ended September 30, 2015 and September 30, 2014:
Sales by Geographic Distribution ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2015		September 30, 2014		2015- 2014	Constant Currency
Domestic Sales	$40,719	72.4%	$40,019	69.1%	1.7%	1.7%
International Sales	15,518	27.6%	17,865	30.9%	(13.1)%	(4.1)%
Total	$56,237	100.0%	$57,884	100.0%	(2.8)%	(0.1)%

	Nine Months Ended				Inc (decr)
	September 30, 2015		September 30, 2014		2015- 2014	Constant Currency
Domestic Sales	$123,262	68.8%	$123,826	66.9%	(0.5)%	(0.5)%
International Sales	55,844	31.2%	61,235	33.1%	(8.8)%	1.0%
Total	$179,106	100.0%	$185,061	100.0%	(3.2)%	—%

The following table includes items from the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended September 30,		2015 – 2014 Inc (decr)		% of Sales
	2015	2014	$	%	2015	2014
Net sales	$56,237	$57,884	(1,647)	(2.8)	100.0%	100.0%
Cost of goods sold	16,597	16,929	(332)	(2.0)	29.5	29.3
Gross profit	39,640	40,955	(1,315)	(3.2)	70.5	70.7
Operating expenses:
Sales and marketing	20,587	21,304	(717)	(3.4)	36.6	36.8
General and administrative	5,180	5,380	(200)	(3.7)	9.2	9.3
Research and development	5,258	4,464	794	17.8	9.4	7.7
Depreciation and amortization	4,073	4,289	(216)	(5.0)	7.2	7.4
Total operating expenses	35,098	35,437	(339)	(1.0)	62.4	61.2
Income from operations	4,542	5,518	(976)	(17.7)	8.1	9.5
Other income (expense), net	(357)	(897)	540	60.2	(0.7)	(1.5)
Income before taxes	4,185	4,621	(436)	(9.4)	7.4	8.0
Provision for income taxes	1,307	1,610	(303)	(18.8)	2.3	2.8
Net income	$2,878	$3,011	(133)	(4.4)	5.1	5.2

	Nine Months Ended September 30,		2015 – 2014 Inc (decr)		% of Sales
	2015	2014	$	%	2015	2014
Net sales	$179,106	$185,061	(5,955)	(3.2)	100.0%	100.0%
Cost of goods sold	54,573	55,128	(555)	(1.0)	30.5	29.8
Gross profit	124,533	129,933	(5,400)	(4.2)	69.5	70.2
Operating expenses:
Sales and marketing	63,901	67,902	(4,001)	(5.9)	35.7	36.7
General and administrative	16,803	16,832	(29)	(0.2)	9.4	9.1
Research and development	14,389	13,521	868	6.4	8.0	7.3
Depreciation and amortization	12,697	12,735	(38)	(0.3)	7.1	6.9
Total operating expenses	107,790	110,990	(3,200)	(2.9)	60.2	60.0
Income from operations	16,743	18,943	(2,200)	(11.6)	9.3	10.2
Other income (expense), net	(1,624)	(1,246)	(378)	(30.3)	(0.9)	(0.7)
Income before taxes	15,119	17,697	(2,578)	(14.6)	8.4	9.5
Provision for income taxes	4,468	6,328	(1,860)	(29.4)	2.5	3.4
Net income	$10,651	$11,369	(718)	(6.3)	5.9	6.1
Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Sales
For the quarter ended September 30, 2015, sales decreased 3% to $56.2 million from $57.9 million in the quarter ended September 30, 2014, partially as a result of the foreign currency impact from the weakening of the EUR and JPY, which resulted in a constant currency impact of $1.6 million. International sales for the quarter also decreased as a result of a decline of approximately $1.7 million in sales to certain emerging markets related to currency challenges between the USD and their local currencies. Domestic sales increased slightly as our sales organization changes took effect. Sales of our extremity products increased 7% to $20.0 million as compared to $18.6 million for the same period in 2014. Sales of knee implant products decreased 16% to $15.3 million for the quarter ended September 30, 2015, compared to $18.1 million for the same quarter in 2014, as a result of continued pricing pressures in the worldwide knee market, coupled with the foreign currency impact and economic challenges in certain international markets. Hip implant sales of $9.9 million during the quarter ended September 30, 2015 decreased 2% from $10.2 million during the quarter ended September 30, 2014, as a result of foreign currency impact on international sales and pricing pressures in the United States. Sales from biologics and spine increased 5% during the quarter ended September 30, 2015 to $5.7 million from $5.4 million in the comparable quarter in 2014, primarily as a result of pricing stabilization in the domestic biologics market, as well as contributions from new spine implant system launches. Sales of all other products decreased to $5.4 million as compared to $5.6 million in the same quarter last year.
For the nine months ended September 30, 2015, sales decreased 3% to $179.1 million from $185.1 million in the nine months ended September 30, 2014 partially as a result of the foreign currency impact on our international sales and the loss of business experienced in the first half of 2015 due to our sales organization changes domestically. Sales of our extremity products increased 7% to $61.5 million as compared to $57.3 million for the same period in 2014. Sales of knee implant products decreased 12% to $52.7 million for the nine months ended September 30, 2015, compared to $59.8 million for the same nine months in 2014, as a result of the pricing pressures and the foreign currency impact in international markets. Hip implant sales decreased 1% to $31.8 million during the nine months ended September 30, 2015 from $32.2 million during the nine months ended September 30, 2014. Sales from biologics and spine decreased 6% during the nine months ended September 30, 2015 to $16.7 million from $17.7 million in the comparable nine months in 2014, as a result of the continued competitive pressures in the domestic biologics market and foreign currency impact to the international market. Sales of all other products decreased to $16.4 million as compared to $18.2 million in the same nine month period last year.
Gross Profit
Gross profit decreased to $39.6 million in the quarter ended September 30, 2015 from $41.0 million in the quarter ended September 30, 2014. As a percentage of sales, gross profit decreased slightly to 70.5% during the quarter ended September 30, 2015 from 70.7% for the quarter ended September 30, 2014. Gross profit decreased to $124.5 million in the nine months ended September 30, 2015 from $129.9 million in the nine months ended September 30, 2014. As a percentage of sales, gross profit decreased to 69.5% during the nine months ended September 30, 2015 from 70.2% for the nine months ended September 30, 2014. The decrease in the three and nine month periods was primarily a result of continued pricing pressures in both domestic and international markets. Looking forward to the fourth quarter of 2015, we expect gross profit, as a percentage of sales, to decrease approximately 0.5-0.75% on a comparative quarter basis.
Operating Expenses
Total operating expenses decreased 1% to $35.1 million in the quarter ended September 30, 2015 from $35.4 million in the quarter ended September 30, 2014. As a percentage of sales, total operating expenses increased to 62% for the quarter ended September 30, 2015, as compared to 61% for the same quarter in 2014, as a result of our increased research and development spending. Total operating expenses decreased 3% to $107.8 million in the nine months ended September 30, 2015 from $111.0 million in the nine months ended September 30, 2014. As a percentage of sales, total operating expenses remained at 60% for each of the nine months ended September 30, 2015 and 2014. The decrease in operating expenses was a result of our continued focus on controlling general operating expenses, as well as the impact of foreign currency exchange rates on our international cost structure.
Sales and marketing expenses, the largest component of total operating expenses, decreased 3% for the quarter ended September 30, 2015 to $20.6 million from $21.3 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, remained relatively constant at 37% for each of the quarters ended September 30, 2015 and 2014. Sales and marketing expenses decreased 6% for the nine months ended September 30, 2015 to $63.9 million from $67.9 million in the same nine months last year. Sales and marketing expenses, as a percentage of sales, were 36% for the nine months ended September 30, 2015, compared to 37% for the nine months ended September 30, 2014. The decrease for both the three and nine months ended September 30, 2015 was primarily related to reduced variable selling costs and lower USD costs in our international operations as a result of the strong USD exchange rate. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the fourth quarter of 2015.
General and administrative expenses decreased 4% to $5.2 million for the quarter ended September 30, 2015. As a percentage of sales, general and administrative expenses remained at 9% for each of the quarters ended September 30, 2015 and 2014. General and administrative expenses remained at $16.8 million for each of the nine months ended

September 30, 2015 and 2014. As a percentage of sales, general and administrative expenses remained at 9% for each of the nine months ended September 30, 2015 and 2014. General and administrative expenses for the fourth quarter of 2015 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 18% for the quarter ended September 30, 2015 to $5.3 million from $4.5 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 9% for the quarter ended September 30, 2015 as compared to 8% for the quarter ended September 30, 2014. Research and development expenses increased 6% to $14.4 million for the nine months ended September 30, 2015 from $13.5 million for the same period in 2014. The integration of the Blue Ortho acquisition as well as continuing product development costs to support new product launches increased research and development expenses for the reported periods. As a percentage of sales, research and development expenses increased to 8% for the nine months ended September 30, 2015 from 7% for the same period in 2014. We expect research and development expenses ranging from 7.5% to 8.5% of sales for the fourth quarter of 2015.
Depreciation and amortization decreased 5% to $4.1 million for the quarter ended September 30, 2015 from $4.3 million during the same quarter in 2014. As a percentage of sales, depreciation and amortization remained relatively flat at 7% during each of the quarters ended September 30, 2015 and 2014. Depreciation and amortization remained at $12.7 million for each of the nine months ended September 30, 2015 and 2014. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the nine months ended September 30, 2015 and 2014. We placed $12.4 million of surgical instrumentation and $1.1 million of equipment in service during the first nine month periods of 2015.
Income from Operations
Our income from operations decreased 18% to $4.5 million, or 8% of sales, in the quarter ended September 30, 2015 from $5.5 million, or 10% of sales, in the quarter ended September 30, 2014. Our income from operations decreased 12% to $16.7 million, or 9% of sales, in the nine months ended September 30, 2015 from $18.9 million, or 10% of sales, in the nine months ended September 30, 2014. The decrease in our income from operations for the three and nine months ended September 30, 2015 was primarily a result of our sales decrease, partially offset by the decrease in operating expenses. Looking forward, we expect operating expenses for the fourth quarter to remain approximately flat, and together with an anticipated decrease in revenue of 1-2%, we anticipate income from operations, as a percentage of sales, to decrease by 1-1.5% for the fourth quarter of 2015.
Other Income and Expenses
We had other expenses, net of other income, of $0.4 million during the quarter ended September 30, 2015, compared to other expenses, net of other income of $0.9 million in the quarter ended September 30, 2014. The change for the quarter was primarily a result of net foreign currency losses of $0.1 million for the quarter ended September 30, 2015, as compared to net foreign currency losses of $0.7 million for the same quarter of 2014. The decrease in currency loss in the quarter ended September 30, 2015 was primarily due to effective hedging instruments that offset the strengthening of the JPY against the USD on intercompany debt late in the quarter ended September 30, 2015, compared to the strengthening of the USD against the EUR and JPY during the quarter ended September 30, 2014. Net interest expense was $0.3 million for the quarter ended September 30, 2015, and $0.2 million for the quarter ended September 30, 2014.
We had other expenses, net of other income, of $1.6 million during the nine months ended September 30, 2015, compared to other expenses, net of other income of $1.2 million in the nine months ended September 30, 2014. The change for the nine months was a result of net foreign currency losses of $0.9 million for the nine months ended September 30, 2015, compared to net foreign currency losses of $0.5 million for the same nine months of 2014. The currency loss in the nine months ended September 30, 2015 was primarily due to the premiums paid on foreign currency forward options we entered into during January and June 2015, and was partially offset by gains on the value of the forward options during the first nine months of 2015. Net interest expense was $0.9 million for the nine months ended September 30, 2015, and $0.8 million for the same period in 2014.
Taxes and Net Income
Income before provision for income taxes decreased 9% to $4.2 million in the quarter ended September 30, 2015 from $4.6 million in the quarter ended September 30, 2014, primarily due to the impact of sales and foreign currency losses. The effective tax rate, as a percentage of income before taxes, was 31% for the quarter ended September 30, 2015, compared to 35% for the same quarter in 2014, primarily as a result of the favorable change in the mix of income in the different tax jurisdictions. As a result of the foregoing, we realized net income of $2.9 million in the quarter ended

September 30, 2015, a decrease of 4% from $3.0 million in the quarter ended September 30, 2014. As a percentage of sales, net income decreased slightly to 5.1% for the quarter ended September 30, 2015 from 5.2% for the same quarter in 2014. Earnings per share, on a diluted basis, decreased to $0.20 for the quarter ended September 30, 2015, from $0.21 for the quarter ended September 30, 2014.
Income before provision for income taxes decreased 15% to $15.1 million in the nine months ended September 30, 2015 from $17.7 million in the nine months ended September 30, 2014, also primarily due to lower sales and gross margins. The effective tax rate, as a percentage of income before taxes, was 30% for the nine months ended September 30, 2015, compared to 36% for the same period in 2014, as a result of the reduction of the valuation allowance related to the net operating losses of certain of our international subsidiaries due to their improved financial performance and the mix of income in the different tax jurisdictions. As a result of the foregoing, we realized net income of $10.7 million in the nine months ended September 30, 2015, a decrease of 6% from $11.4 million in the nine months ended September 30, 2014. As a percentage of sales, net income decreased to 5.9% for the nine months ended September 30, 2015 from 6.1% for the same nine months in 2014. Earnings per share, on a diluted basis, decreased to $0.75 for the nine months ended September 30, 2015, from $0.81 for the nine months ended September 30, 2014.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At September 30, 2015, we had working capital of $119.5 million, a 5.8% increase from $113.0 million at the end of 2014. Working capital in 2015 increased as a result of the increase in our cash and accounts receivable balances.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of September 30, 2015, $4.8 million of our cash balance was held outside the U.S. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $23.5 million in the nine months ended September 30, 2015, as compared to net cash from operations of $26.3 million during the nine months ended September 30, 2014. This decrease was primarily related to the increase in accounts receivable experienced in the first nine months of 2015, which used cash of $0.3 million for the nine months ended September 30, 2015, in contrast to a decrease in accounts receivable providing net cash of $10.9 million for the nine months ended September 30, 2014. A major contributor to the change in total accounts receivable was the large payment of government receivables in Spain during the first quarter of 2014, which did not occur in 2015, as the Spanish government has maintained relatively stable payments since then. Our allowance for doubtful accounts and sales returns decreased to $0.8 million at September 30, 2015 from $0.9 million at December 31, 2014. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 76 for the nine month period ended September 30, 2015, as compared to 77 for the nine month period ended September 30, 2014, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside of the United States tend to be relatively longer than those in the United States. Inventory cash outlay decreased to $2.6 million during the nine months ended September 30, 2015, as compared to an outlay of $9.8 million during the same period in 2014, as we continued to see positive impact on our supply chain improvements.
Investing Activities - Investing activities used net cash of $15.9 million in the nine months ended September 30, 2015, as compared to $13.6 million in the nine months ended September 30, 2014. A contributor to the increase was our increased cash outlays for surgical instrumentation and manufacturing equipment, which were $13.4 million during the nine month period ended September 30, 2015, as compared to cash outlays of $12.8 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2014.
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

Financing Activities - Financing activities used net cash of $0.4 million in the nine months ended September 30, 2015, as compared to $9.3 million in net cash used for the nine months ended September 30, 2014. In the first nine months of 2015, we had net debt repayments of $2.3 million, as compared to net repayments of $13.0 million in the first nine months of 2014, due to the repayment of our revolving line of credit balance. Proceeds from the exercise of stock options provided cash of $2.6 million during the nine months ended September 30, 2015, as compared to $3.8 million during the nine months ended September 30, 2014, and we used the proceeds to fund general working capital.
During the first nine months of 2015, we paid contingent consideration payments to the former shareholders of Blue Ortho of €0.6 million, or $0.7 million. As of September 30, 2015 we had $6.3 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $1.1 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $5.2 million preliminary contingent liability is classified as other non-current liabilities.
Long-term Debt
On February 24, 2012, we entered into a revolving credit and term loan agreement for a maximum aggregate principal amount of $100.0 million, referred to as the Credit Agreement, with SunTrust Bank, as Administrative Agent, issuing bank and swingline lender, and a syndicate of other lenders. The Credit Agreement is composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion is a $5.0 million swingline facility. Interest on loans outstanding under the Credit Agreement is based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on February 24, 2017. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 2.50 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00. As of September 30, 2015, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Other Commitments and Contingencies
At September 30, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $15.7 million and outstanding commitments for the purchase of capital equipment of $4.3 million. Purchases under our distribution agreements were $2.6 million during the nine months ended September 30, 2015.

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
At September 30, 2015, we had one interest-rate swap agreement outstanding that converts variable-rate interest to fixed-rate interest based on three-month LIBOR. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. We do not expect our interest rate swap will have a material impact on our results of operations, financial position or cash flows.
The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the interest rate swap. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations and interest rate swap. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of September 30, 2015, and the weighted average interest rate is that experienced during the nine months ended September 30, 2015:

(in thousands, except percentages)	2015	2016	2017	2018	Thereafter	Total
Liabilities
Term loan at variable interest rate	$750	$3,000	$17,250	$—	$—	$21,000
Weighted average interest rate	1.8%

Interest Rate Swap
Notional amount				27,000
Fixed rate interest				1.5%

Foreign Currency Risk
Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the nine months ended September 30, 2015, translation losses were $2.7 million, which were primarily due to the weakening of the JPY, EUR and GBP against the USD. During the nine months ended September 30, 2014, translation losses were $3.1 million.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction losses of $0.5 million for the nine months ended September 30, 2015, due to the weakening of the JPY and EUR as compared to the USD, and currency transaction losses of $0.6 million during the same period in 2014. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During 2015, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. As of September 30, 2015, we had two foreign currency forward contracts in effect with six month terms. The initial aggregate amount of the outstanding contracts is $11.6 million, with a December 31, 2015 expiration date. During the three and nine months ended September 30, 2015, we recognized losses of $0.1 million and $0.4 million, respectively, related to these instruments. The recognized losses are recorded in other income (expense) in the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.
During September 2014, we entered into a foreign currency forward contract for a value of $6.4 million for a six month term, as an economic hedge against strengthening of the USD against the EUR. The foreign currency option expired on December 31, 2014. During the quarter ended September 30, 2014, we recognized a gain of $0.1 million on the condensed consolidated statements of income related to the fair value of this currency option based upon a dealer's quote.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2015 and December 31, 2014, we had $75,000 and $135,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Exactech, Inc.

Date:	November 4, 2015	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	November 4, 2015	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer