Form 10-K
period 2015-12-31
EXACTECH INC
filed 2016-03-03
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer”, and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 26, 2016, the number of shares of the registrant’s Common Stock outstanding was 14,027,809. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2015 was approximately $214,994,762 based on a closing sale price of $20.83 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination is not an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

EXACTECH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  This report contains forward-looking statements, which are not historical facts but are our intents, beliefs, or current expectations of our business and industry.  When used in this report or in any other presentation, statements which are not historical in nature, which can be identified by words including “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “project” and similar expressions, are intended to identify forward-looking statements.  They also include statements regarding:

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations.  Furthermore, forward-looking statements speak only as of the date they are made.  If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements.  These and other risks are detailed in this report, in the documents that we incorporate by reference into this report and in other documents that we file with the Securities and Exchange Commission.  We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this report to reflect future events or circumstances, except to the extent required by applicable law.  We qualify any and all of our forward-looking statements by these cautionary factors.  Except where the context otherwise requires, the terms "Company", "Exactech", “we”, “our”, or “us” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

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

Orthopaedic Products Industry

According to a research report published in 2015 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2014 was estimated to be nearly $45.5 billion, which represented an increase of 3% from the previous year. According to this study, the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $15.4 billion, $4.4 billion and $5.9 billion, respectively, during 2014. This study also estimates that the spinal implant/instrumentation market was $8.2 billion during 2014.  According to this report, demographics, including an aging, population, will continue to drive growth in the global orthopaedic marketplace. Management continues to believe that the industry will continue to grow due to an aging population in much of the world.  Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.

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

The following table includes the net revenue and percentage of net revenue for each of our product lines, which are also our reportable segments, for the years ended December 31, 2015, 2014 and 2013.  Other financial information relating to our reportable segments is included in Note 13 of our Consolidated Financial Statements, in Part II Item 8.  - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Sales by Product Line ($ in 000’s)

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
Extremity	$84,418	34.9%	$79,003	31.8%	$65,528	27.6%
Knee	70,865	29.3	78,678	31.7	80,532	34.0
Hip	42,655	17.6	43,491	17.5	40,958	17.3
Biologics and Spine	22,619	9.4	23,826	9.6	25,486	10.7
Other	21,281	8.8	23,375	9.4	24,584	10.4
Total	$241,838	100.0%	$248,373	100.0%	$237,088	100.0%

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

We offer unique bone preserving glenoid solutions that further differentiate our system, including our newest option – the superior/posterior augment baseplate.

In 2014, we launched the resurfacing humeral head in the United States and expanded that launch globally in 2015. Also in 2015, we began implanting the Humeral Reconstruction Stem, which is a specialized solution for oncology and revision settings.  This stem, when combined with our reverse components, offers surgeons the only reverse solution for patients with massive bone loss in the proximal humerus.

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

Knee Products.  The Exactech Knee System provides comprehensive solutions for partial, primary and revision total knee arthroplasty. With its clinically proven implant design, proprietary materials, intuitive instrumentation and advanced technology, the system empowers orthopaedic surgeons to personalize their workflow and manage a wide variety of clinical challenges for reproducible results, case after case.

All of our knee implant systems feature design elements that have been proven for more than four decades, as well as proprietary, net compression molded polyethylene inserts, which are designed to minimize surface damage and wear rates, and ultimately improve the longevity of the knee prosthesis.

For primary knee replacement, the Optetrak Logic® system offers implant solutions for both posterior stabilized, or PS, and cruciate retaining, or CR, approaches. The bone-preserving PS system is designed to maximize stability and range of motion while providing surgeons an easier, faster and more consistent notch preparation. The CR system enables surgeons to plan and perform total knee replacement based on the anatomical and functional integrity of the posterior cruciate ligament; the system features a unique Posterior Cruciate Referencing Technique (PCRT) and CR Slope® technology. The portfolio also offers two constrained inserts, PSC and CRC, to allow surgeons to easily transition to increased constraint without additional bone preparation, and for surgeons who prefer a non-cemented option, a press-fit femoral component with a unique 3-D structural lattice of irregular shaped particles is available.

In order to better meet the demand for revision surgeries, we began our initial launch of a new revision knee system in 2015. The comprehensive system offers implant choices orthopaedic surgeons need to address the unique challenges in revision knee arthroplasty, and the system additionally provides an efficient approach to aligning components to deliver reproducibility using a more streamlined technique. This new and improved system incorporates the clinically proven design philosophies found in the primary system, and its intuitive instrumentation features easy-to-read laser markings, which are designed to provide surgeons with visual, audible and tactile feedback throughout each case.

We provide a comprehensive range of advanced instrumentation options, including low profile instrumentation (LPI®), patella preparation, posterior referencing and a ligament balancing system (LBSIII). For advanced technology, we launched V2 of ExactechGPS® Guided Personalized Surgery, a powerful, yet compact computer-assisted surgery system that delivers efficiency and reproducibility in total joint replacement. The next generation features a new tablet-sized computer and touch screen unit, merging sophisticated technology with innovative instrumentation to offer a real-time, patient-specific solution for improved patient outcomes.

We also continue to support our classic Optetrak® knee system, a cruciate ligament sparing, posterior stabilized and a high flexion component, a unicondylar system and a constrained condylar design for revision surgery. Internationally, we continue our expansion of the Optetrak Logic system including the rotating bearing knee system–Optetrak Logic RBK®.

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

We expanded our hip portfolio with the introduction of the Alteon® brand, and now encompasses two new femoral solutions-the Tapered Wedge Femoral Stem and Neck Preserving Femoral Stem. The Tapered Wedge is a single taper, wedge-style stem. It incorporates specific design features to achieve immediate axial and rotational mechanical stability between the medial and lateral cortices of the femoral canal. The Neck Preserving Stem is a short femoral stem that shares the proven features of conventional stems, but designed to conserve more bone. These two stems share a set of core femoral instruments, allowing for an easier transition and reduced instrumentation in the operating room.

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

In 2015, Exactech launched the Alteon Monobloc Revision Stem. This stem is a press-fit, distally fixed, one-piece tapered, splined titanium stem. It incorporates specific philosophies designed to improve surgical experiences and clinical outcomes. The Monobloc Revision Femoral Stem intends to achieve axial and rotational mechanical stability and operative predictability through a carefully engineered combination of design features.

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

Marketing and Sales

We market our orthopaedic implant products in the United States through Exactech U.S., Inc., which operates through a network of independent sales agencies and direct sales representatives. These organizations, along with their independently contracted personnel, serve as our sales representatives.  Internationally, Exactech International Operations markets our products through a network of independent distributors and our wholly owned foreign subsidiaries that distribute products and services in more than 35 countries. The customers for our products are hospitals, surgeons and other physicians and clinics.

We generally have contractual arrangements with our independent sales organizations that grant the exclusive right to sell our products in a specified territory.  In turn, we require that the sales organizations meet certain sales quotas. We typically pay our sales agencies a commission based on net sales.  We are highly dependent on the expertise and customer service effectiveness of our independent sales force. Our U.S. sales organization is managed by Regional Vice Presidents of Sales who are assigned to regions throughout the United States. We currently offer our products in all fifty states, Puerto Rico, and the District of Columbia. Our international subsidiaries purchase inventory from Exactech International Operations, our international headquarters, and utilize a network of employees and independent sales representatives to distribute our products and services in their respective territories outside the United States.

We provide our U.S. sales organizations inventories of our products, which remain in their possession until sold or returned to us.  These inventories are necessary for sales representatives to market our products and fill customer orders.  Because the size of a particular component for a specific patient is typically not known with certainty until the time of surgery, a minimum of one of each size of each component in the system to be used must be available to the surgeon at the time of each particular surgery.  Accordingly, we must incur significant expenditures in order to maintain the necessary levels of inventory.  Our failure to maintain required levels of inventory could have a material adverse effect on our operations.  Because we must maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence.  In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity.  We review our inventory for obsolescence on a regular basis and record an allowance to reduce the carrying value of our inventory when necessary.

Similar to the U.S. operations, we generally have contractual arrangements with our international distributors that grant them the exclusive right to market our products in a specified territory, and we require that these distributors meet certain sales quotas.  International distributors typically purchase product inventory and instruments from us for their use in marketing, consigning inventory for surgery, and filling customer orders.  We have wholly owned subsidiaries operating in China, France, Japan, Spain, Germany, Taiwan, Switzerland, and the United Kingdom, and a branch office in Canada.

Financial Information about Geographic Areas

For the years ended December 31, 2015, 2014, and 2013, international sales accounted for $73.7 million, $82.8 million, and $77.4 million, respectively, representing approximately 30%, 33% and 33%, respectively, of our net sales. We intend to continue to work to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total inventory and long-lived assets held outside the United States as of December 31, 2015 and 2014 was $71.2 million and $61.0 million, respectively.

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

We currently manufacture approximately 66% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, as compared to 60% in 2014.  With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue.  We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers.  For the years ended December 31, 2015, 2014 and 2013, we purchased approximately 23%, 24% and 24%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business.  We continue to develop alternative sources for components.  While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner.  Order backlog is not a material aspect of our business.

Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida.  Components received from suppliers, as well as those internally manufactured, are examined by our own personnel and prior to assembly or packaging to ensure that our specifications and standards are maintained.

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

In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company.  Dr. Petty also serves as the Chairman of our Board of Directors.  Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers.  During the year ended December 31, 2015, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.

We also pay royalties to a significant hospital customer, under a license agreement, pursuant to which this customer assists with the development and promotion of our knee implant systems as well as with training persons in the use of such systems.

We have an oral consulting agreement with our former director, Albert Burstein, Ph.D., pursuant to which he provides services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques and product sales and marketing.  During 2015, we paid Dr. Burstein $180,000 as compensation under this consulting agreement. See Note 7 to Notes to our Consolidated Financial Statements for further discussion on related party transactions.

Research and Development

During 2015, 2014 and 2013, we expended $19.4 million, $18.4 million, and $17.8 million, respectively, on research and development, and we anticipate that research and development expenses will continue to increase.  Our research and development efforts contributed to the successful release of product line extensions to the

Novation and Alteon hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency.  Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, extremity joint reconstruction and spinal product development.

As an important part of our research and development efforts to improve surgical effectiveness and efficiency, we were a party to a license and distribution agreement with Blue Ortho SAS ("Blue Ortho") to bring computer based technology to the surgical techniques used with our products. Blue Ortho is a France-based computer-assisted surgical technology development and manufacturing firm. We launched the knee application of this technology under the trade name Exactech GPS® (Guided Personalized Surgery) during 2013, and intend to develop shoulder and hip applications in the future. We acquired Blue Ortho in January 2015.

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

Competition

The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources.  Our largest competitors in the orthopaedic market are DePuy Synthes, Inc., a division of Johnson and Johnson, ZimmerBiomet, Inc., a subsidiary of Zimmer Biomet Holdings, Inc., Stryker Corporation, and Smith and Nephew plc.  According to “The Orthopaedic Industry Annual Report” for the year ended December 31, 2014, by Orthoworld, Inc., in 2014 these four companies had an estimated 58% of the total orthopaedic market share, including an estimated 83% of the global joint replacement segment.

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

Government Regulation

Healthcare Regulation

Healthcare is heavily regulated by the federal government and by state and local governments.  The federal laws and regulations affecting healthcare change regularly thereby increasing the uncertainty and risk associated with any healthcare-related venture.  During 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (jointly, the Affordable Care Act), and the government is in the process of implementing that legislation. The Affordable Care Act significantly affects device manufacturers, most notably through the imposition of a 2.3% medical device excise tax on the first sale or use of products within the United States and the Physician Payment Sunshine Act, which requires medical device manufacturers, among others, to annually report to the federal government any "payment or other transfer of value" to physicians and teaching hospitals. On December 18, 2015, the President signed into law the "Protecting Americans from Tax Hikes Act of 2015," which imposes a two-year moratorium on the medical device excise tax effective for sales made after December 31, 2015. The 2.3% excise tax on certain medical devices is scheduled to be reinstated for sales transacted after December 31, 2017.

The federal government regulates healthcare, in general, and Exactech, in particular, through various agencies, including but not limited to the following:  (i) the FDA, which administers the Food, Drug, and Cosmetic Act, or FD&C Act, as well as other relevant laws; (ii) the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General, or OIG, which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Statute, the physician self-referral prohibition, commonly referred to as the Stark law, the False Claims Act, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude health care providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  All of the aforementioned are agencies within the Department of Health and Human Services, or HHS.  Healthcare is also provided to or regulated by, as the case may be, the Department of Defense through its TriCare program, the Department of Veterans Affairs under, among other laws, the Veterans Health Care Act of 1992, the Public Health Service within HHS under the Public Health Service Act, the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid program and their internal laws regulating all healthcare activities.

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

In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. Compliance with the Medical Device Directive and certification to a quality system enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer's quality systems and the product's conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements. It should be noted that countries within the EU also retain jurisdiction to impose additional requirements on a device manufacturer.

There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.

II.	Medicare and Medicaid Reimbursement Levels Are Uncertain and Subject to Change

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

On November 24, 2015, CMS published its Comprehensive Care for Joint Replacement Payment Model for Acute Care Hospitals Furnishing Lower Extremity Joint Replacement Services, or CJR Rule, which dramatically affects the way in which Medicare pays hospitals for joint replacement surgery, which is the type of surgery that uses many of our devices, such as hips and knees.  Under this Rule, hospitals will receive a single bundled payment to cover both inpatient surgical and outpatient post-surgical services, such as rehabilitation.  The CJR Rule is supposed to test whether bundled payments to acute care hospitals for lower extremity joint replacement episodes of care will reduce Medicare expenditures while preserving or enhancing the quality of care for Medicare beneficiaries.  Although device manufacturers are not directly included in the CJR Rule, as are rehabilitation facilities and skilled nursing homes, it is likely that this Rule will have an economic impact on those that manufacture hips, knees and devices related to their surgical implantation.  We are in the process of evaluating the impact of the CJR Rule on our business.

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

Employees

As of December 31, 2015, we employed 674 full-time employees.  We have no union contracts and believe that our relationship with our employees is good.

Executive Officers of the Registrant

Our executive officers, and their ages are as follows:

Name	Age	Position
William Petty, M.D.	73	Executive Chairman and Chairman of the Board
David W. Petty	49	Chief Executive Officer, President and Director
Gary J. Miller, Ph.D.	68	Executive Vice President, Research and Development
Joel C. Phillips	48	Executive Vice President, Chief Financial Officer and Treasurer
Bruce Thompson	58	Senior Vice President, General Manager - Biologics and Spine Division
Betty Petty	73	Vice President, Administration and Corporate Secretary
Donna Edwards	43	Vice President, Legal

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

The Corporate Integrity Agreement that we entered into in December 2010 expired in December 2015; however we have yet to receive final approval from the OIG with respect to our compliance with its terms.

In December 2010, we entered into a Corporate Integrity Agreement, referred to as the CIA, with the Office of Inspector General of the United States Department of Health and Human Services (OIG-HHS). The foregoing agreement resolved the investigation commenced by the Department of Justice in December 2007 into the Company's consulting arrangements with orthopaedic surgeons relating to our hip and knee products in the United States. The CIA imposed on us certain obligations to maintain compliance with U.S. healthcare regulatory laws. Our failure to have demonstrated compliance with its terms could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense. Any of these consequences would have a material adverse effect on our financial position, results of operations and cash flows. The CIA acknowledges the existence of our Corporate Compliance Program and provides for certain other compliance-related activities during the five-year term of the agreement. If we are found to have breached the CIA, the OIG-HHS could take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows. The five-year term of the CIA expired in December 2015, and we are awaiting the OIG’s approval of our compliance with its terms.

Our settlement with the United States Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.

As a result of the allegations of wrongdoing and the public disclosure of our settlement with the OIG-HHS, other governmental agencies, including state authorities, could conduct their own investigations or institute proceedings, none of which is precluded by terms of our existing settlement. The costs of defending or resolving any such investigations or proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business may be negatively affected by economic downturns, which could negatively affect the availability of credit. We rely predominantly on the credit markets and borrowing under our existing credit facility to meet our financial commitments and short-term liquidity needs to the extent that funds are not available from our operations. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility and could make alternative funding, such as our raising of capital through the public or private issuance of equity or debt securities, unavailable on reasonable terms or at all. Our access to funds under our current credit facility is dependent on the ability of the lending banks thereunder to meet their respective funding commitments.

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

The premarket review, manufacture, marketing, sale and third-party coverage of and payment for our medical devices are subject to significant regulation by various federal agencies and departments, including the United States Department of Justice, the United States Department of  Defense, the United States Department of Veterans Affairs, and various agencies within the United States Department of Health and Human Services, including FDA, OIG-HHS, Centers for Medicare & Medicaid Services (CMS), Office of Civil Rights, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. The Affordable Care Act included a provision titled the Physician Payment Sunshine Act.  CMS has been charged with implementing the Sunshine Act and has called it the Open Payment Program.  As a result, we are required by law to annually disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals. Any failure to comply with these legal and regulatory requirements could have adverse legal consequences. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also affect our business.  We anticipate that government and congressional scrutiny of our sector will continue and potentially increase and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

Our products are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

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

Both before and after a product is commercially released, we have ongoing responsibilities under the Food, Drug, and Cosmetic Act and its implementing regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including, among other things, the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on Form FDA-483, untitled letters, warning letters, or other forms of enforcement.  Since 2009, the FDA has significantly increased its oversight by hiring new investigators and increasing inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending pre-market approval applications or require certificates of foreign governments for exports, or  require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin or restrain certain conduct that gave rise to regulatory violations pertaining to medical devices, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend criminal prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may adversely affect our ability to sell our products.

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

Our devices are subject to regulation regarding coverage and cost by non-FDA agencies within HHS, including the CMS as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of health care goods and services, as well as by private insurers and other third-party payors. Federal government health care laws apply when we submit a claim on behalf of a federal health care program beneficiary, or when a customer submits a claim for an item or service that is reimbursed, in whole or in part, under a federal government-funded health care program, such as Medicare or Medicaid. The principal federal laws implicated include those that prohibit the filing of false or improper claims for federal payment, the primary one of which is the False Claims Act; those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs, known as the Anti-Kickback Statute and Anti-Inducement Act; and that which prohibits health care service providers seeking reimbursement for providing certain services to a patient who was referred by a physician who has certain types of direct or indirect financial relationships with the service provider, known as the Stark law.

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

The Affordable Care Act has sought to link violations of the Anti-Kickback Statute with violations of the False Claims Act, making it arguably easier for the government or for whistleblowers, acting in the name of the government, to sue device manufacturers under the False Claims Act.  Another law, enacted in 2009, attempts to ease some of the other requirements that restricted whistleblower and other False Claims Act suits.  Some of these requirements may be retroactive to 2008, but the constitutionality of that provision has yet to be resolved by the U.S. Supreme Court.

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

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of these acts were implemented in 2014 and other provisions will be implemented later, therefore, it is difficult to assess the full long-term impact of these laws on our business.  Certain adverse effects though are apparent.  The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. We currently estimate that our annual excise tax fee will be within the range of $1.9 to $2.2 million pre-tax. On December 18, 2015, the President signed into law the "Protecting Americans from Tax Hikes Act of 2015," which imposes a two-year moratorium on the medical device excise tax effective for sales made after December 31, 2015; however, the 2.3% excise tax on certain medical devices is scheduled to be reinstated for sales transacted after December 31, 2017. The Affordable Care Act also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Since the enactment of the Affordable Care Act, the President has signed into law various bills affecting or potentially affecting reimbursement for health care including by way of example, the Medicare and Medicaid Extenders Act of 2010, Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and Medicare Access and CHIP Reauthorization Act of 2015.  The Budget Control Act imposed a 2% reduction on payments to hospitals under Part A, which has a negative effect on those selling products to hospitals, including device manufacturers.  We have not yet fully assessed the long-term effects of the various post-Affordable Care Act laws.

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

The orthopaedic implant industry is subject to competition in the following key areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we compete to obtain and retain regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy Synthes, Inc., a division of Johnson and Johnson, ZimmerBiomet, Inc., a subsidiary of Zimmer Biomet Holdings, Inc., Stryker Corporation, and Smith and Nephew plc. Many of our competitors have significantly greater resources than us, and we cannot provide assurance that we will be able to compete successfully, which could have a material adverse effect on our revenues, cash flows and results of operations.

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

We cannot provide assurance as to the level of protection that patents on specific designs and processes will afford us, and, with respect to some products, we rely on trade secrets and proprietary know-how which provide less protection.

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

We devote substantial resources to research and development, but cannot provide assurance that we will be successful in developing successful new products or improving existing products so that our products remain competitive and avoid obsolescence. In addition, whether or not successful, research and development costs are significant, and our research and development efforts place stress on our cash flows, which could have a material adverse effect on our business if we are unsuccessful in developing and producing competitive products that achieve market acceptance.

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

We have historically acquired companies, technologies and products intended to expand our business, and we plan to do so in the future. Acquisitions involve a number of special problems and risks, including:

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

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Annually, and more frequently if a triggering event occurs, we must test the carrying value of goodwill for impairment using a fair-value-based approach. In addition, U.S. GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations.

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

We have expanded the international component of our business over the last number of years. For the years ended December 31, 2015, 2014, and 2013, we generated 30%, 33% and 33% of our total revenues, respectively, in countries other than the United States. Some risks inherent in conducting business internationally include:

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

The market price of our common stock on the NASDAQ Global Market has been volatile, fluctuating from a low of $16.11 per share to a high of $26.20 per share during the 52-week trading period ended February 26, 2016, and we may continue to experience significant volatility in the market price of our common stock. Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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

As of February 26, 2016, we had 14,027,809 common shares outstanding. While our common stock is traded on the NASDAQ Global Market, our stock is thinly traded (approximately 0.41%, or 57,437 shares, of our stock traded on an average daily basis during the 52 week trading period ended February 26, 2016) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the future or, even if it does increase in the future, may not be maintained.

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

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 29% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	206,000
Sales office and warehouse	Illkirch, France	5,000
Warehouse in Spain	Gijón, Spain	3,000

Leased Property
Facility	Location	Square Feet	Annual Rental ($)
Sales Offices	United States	3,500	48,000
Manufacturing Shops	Sarasota, FL	23,125	245,000
Warehouse	Gainesville, FL	4,000	16,000
International Headquarters and Warehouse	Switzerland	12,000	231,000	(1)
Canada Sales Office	Canada	1,120	26,000
Research Office	Taiwan	849	15,000	(1)
Sales Office and Warehouse	Japan	4,599	127,000	(1)
Sales Office and Warehouse	China	6,342	162,000	(1)
Sales Office	France	3,714	30,000	(1)
Sales Offices	Spain	11,832	162,000	(1)
Sales Office and Warehouse	Germany	2,000	26,000	(1)
Sales Office and Warehouse	England	800	30,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2015 exchange rates.

In addition to the above, we own approximately thirteen and one-half acres of land near our existing facilities in Gainesville, Florida that we may use for future expansion.

ITEM 3.	LEGAL PROCEEDINGS

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2015 and December 31, 2014, we had $100,000 and $135,000 accrued for product liability claims, respectively. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

The five year term of our Corporate Integrity Agreement, or CIA, entered into with the Office of the Inspector General of the United States Department of Health and Human Services (OIG) on December 7, 2010, expired in December 2015. We are awaiting the OIG’s approval of our compliance with its terms. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

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

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”.  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2015	High	Low
First Quarter	$26.14	$20.50
Second Quarter	26.20	20.31
Third Quarter	21.61	16.12
Fourth Quarter	19.40	16.11

2014	High	Low
First Quarter	$25.14	$21.02
Second Quarter	26.52	20.85
Third Quarter	26.30	22.00
Fourth Quarter	24.75	19.87

We have paid no cash dividends to date on our common stock.  We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future.  Any future determination as to the payment of cash dividends will depend upon a number of factors, including our future earnings, results of operations, capital requirements, financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant.  Our current revolving line of credit limits our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

As of February 26, 2016 we had approximately 178 shareholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2010 to December 31, 2015 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.

The graph assumes an investment of $100 in our common stock and each of the indices for the period from December 31, 2010 to December 2015. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Index	2010	2011	2012	2013	2014	2015

Exactech	100.00	87.51	90.06	126.25	125.24	96.44
NASDAQ Stock Market	100.00	100.53	118.93	165.67	191.02	205.74
NASDAQ Medical Equipment Index	100.00	114.89	127.90	149.90	173.89	204.97

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements.  This data should be read together with the audited consolidated financial statements, the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of Income Data:
Net sales	$241,838	$248,373	$237,088	$224,337	$205,397
Cost of goods sold	73,639	74,244	73,019	68,731	64,847
Gross profit	168,199	174,129	164,069	155,606	140,550
Operating expenses:
Sales and marketing	87,095	89,796	84,999	81,979	77,243
General and administrative	22,483	22,692	21,149	20,139	21,969
Research and development	19,384	18,377	17,802	16,803	13,059
Depreciation and amortization	16,940	16,990	16,190	15,343	14,455
Total operating expenses	145,902	147,855	140,140	134,264	126,726
Income from operations	22,297	26,274	23,929	21,342	13,824
Other income (expense):
Interest expense, net	(1,304)	(1,095)	(1,215)	(1,445)	(1,117)
Other income (expense)	468	78	138	87	97
Foreign currency exchange (loss) gain	(1,131)	(1,129)	(444)	(90)	506
Income before provision for income taxes	20,330	24,128	22,408	19,894	13,310
Provision for income taxes	5,563	7,640	7,036	7,153	4,484
Net income	14,767	16,488	15,372	12,741	8,826
Basic earnings per common share	$1.05	$1.20	$1.14	$0.96	$0.67
Diluted earnings per common share	$1.04	$1.18	$1.12	$0.96	$0.67

(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total current assets	$141,357	$139,157	$142,559	$130,218	$119,231
Total assets	277,242	261,040	261,842	245,141	232,612
Total current liabilities	24,825	26,205	30,517	31,562	27,068
Total long-term debt, net of current portion	16,000	20,250	33,982	38,447	45,917
Total liabilities	48,853	49,669	69,418	74,244	77,285
Total shareholders' equity	228,389	211,371	192,424	170,897	155,327

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Overview of the Company

We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of extremity, knee, and hip joint replacement systems and spinal fusion products. We believe that our research and development projects will enable us to continue to introduce both extensions to our existing product families, as well as new reconstructive product lines to address challenging clinical issues. Revenue from sales of other products, including surgical instrumentation, Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers are expected to continue to contribute to our anticipated future revenue growth.

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

In marketing our products, we use a combination of traditional targeted media advertising together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are the primary decision makers when it comes to the choice of products and services that best meet the needs of their patients, we focus our marketing strategy on meeting the needs of the orthopaedic surgeon community. In addition to surgeon’s preference, hospitals and buying groups, as the economic customers, actively participate with physicians in the choice of implants and services.

Overview of 2015

During the twelve months ended December 31, 2015, sales decreased 3% to $241.8 million from $248.4 million in the comparable twelve months ended December 31, 2014, primarily due to the effects of currency exchange rates against the U.S. dollar (USD). Domestic sales for the year ended December 31, 2015 increased 2%, to $168.1 million from $165.6 million for the same period for 2014. As a percentage of sales, domestic sales were 70% for the year ended December 31, 2015 compared to 67% for the year ended December 31, 2014. Gross margins decreased to 69.6% for the year ended December 31, 2015, as compared to 70.1% for the year ended December 31, 2014. The decrease in gross margins was primarily a result of pricing pressures and foreign currency fluctuations. Operating expenses during 2015 decreased 1% from 2014, and, as a percentage of sales, operating expenses increased to 60.4% during 2015 as compared to 59.5% for 2014. Net income for the twelve months ended December 31, 2015 decreased 10% to $14.8 million, and diluted earnings per share were $1.04 as compared to $1.18 during 2014.

At the end of 2015, working capital increased 3% to $116.5 million from $113.0 million as of December 31, 2014. The increase in working capital was primarily a result of increases in cash and accounts receivable. During the twelve months ended December 31, 2015, we acquired $19.5 million in property and equipment, including new surgical instrumentation, production equipment and property in the United States. Comparatively, we acquired $18.2 million in property and equipment for the year ended December 31, 2014. Net cash flow from operations was $28.1 million for the year ended December 31, 2015, as compared to net cash flow from operations of $32.0 million during the year ended December 31, 2014. The decrease in operating cash flow was primarily a result of increased accounts receivable balances at the end of 2015, primarily due to increased domestic sales in the last quarter of 2015.

Recent Events

Effective February 1, 2016, we completed the acquisition of all of the outstanding capital stock of Exactech Australia Pty Ltd, an Australia-based company. Exactech Australia has been our independent importer and distribution partner in Australia for the past four years. The acquisition was accomplished to further the partnership between us and the team at Exactech Australia and to expand our presence in the Australian marketplace. The aggregate purchase price for Exactech Australia will range from $3.0 million Australian Dollars (AUD) to $7.6 million AUD, of which we paid $1.6 million AUD, or $1.1 million USD at a 0.71 AUD:USD exchange rate, to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. We expect the contingent payments to be paid over the next two years. We are currently awaiting finalization of Exactech Australia’s closing balance sheet to complete purchase accounting.

During December 2015, our directors approved a plan to repurchase up to 1.0 million shares of Exactech stock over the next two years. During the first quarter of 2016, we repurchased 150,000 shares of our common stock at an average purchase price of $18.62 per share.

The following table includes: (i) items from the Consolidated Statements of Income for the year ended December 31, 2015, as compared to 2014, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Consolidated Statements of Income for the year ended December 31, 2014 as compared to 2013, and the dollar and percentage change from year to year and the percentage relationship to net sales:

(dollars in thousands)	Years Ended December 31,			2015 – 2014 Inc (decr)		2014 – 2013 Inc (decr)		% of Sales
	2015	2014	2013	$	%	$	%	2015	2014	2013
Net sales	$241,838	$248,373	$237,088	(6,535)	(2.6)	11,285	4.8	100.0%	100.0%	100.0%
Cost of goods sold	73,639	74,244	73,019	(605)	(0.8)	1,225	1.7	30.4	29.9	30.8
Gross profit	168,199	174,129	164,069	(5,930)	(3.4)	10,060	6.1	69.6	70.1	69.2
Operating expenses:
Sales and marketing	87,095	89,796	84,999	(2,701)	(3.0)	4,797	5.6	36.0	36.2	35.9
General and administrative	22,483	22,692	21,149	(209)	(0.9)	1,543	7.3	9.3	9.1	8.9
Research and development	19,384	18,377	17,802	1,007	5.5	575	3.2	8.1	7.4	7.5
Depreciation and amortization	16,940	16,990	16,190	(50)	(0.3)	800	4.9	7.0	6.8	6.8
Total operating expenses	145,902	147,855	140,140	(1,953)	(1.3)	7,715	5.5	60.4	59.5	59.1
Income from operations	22,297	26,274	23,929	(3,977)	(15.1)	2,345	9.8	9.2	10.6	10.1
Other income (expense), net	(1,967)	(2,146)	(1,521)	179	(8.3)	(625)	41.1	(0.8)	(0.9)	(0.6)
Income before taxes	20,330	24,128	22,408	(3,798)	(15.7)	1,720	7.7	8.4	9.7	9.5
Provision for income taxes	5,563	7,640	7,036	(2,077)	(27.2)	604	8.6	2.3	3.1	3.0
Net income	$14,767	$16,488	$15,372	(1,721)	(10.4)	1,116	7.3	6.1	6.6	6.5

Sales

Comparison of the years ended December 31, 2015 and 2014

For the year ended December 31, 2015, sales decreased 3% to $241.8 million from $248.4 million in the comparable twelve months ended December 31, 2014. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2015 and 2014:

	Years Ended December 31,				% Change	Constant Currency % Change
(in thousands)	2015		2014		2015-2014	2015-2014
Extremity	$84,418	34.9%	$79,003	31.8%	6.9	8.2
Knee	70,865	29.3	78,678	31.7	(9.9)	(5.9)
Hip	42,655	17.6	43,491	17.5	(1.9)	3.2
Biologics/Spine	22,619	9.4	23,826	9.6	(5.1)	(1.3)
Other	21,281	8.8	23,375	9.4	(9.0)	(6.5)
Total	$241,838	100.0%	$248,373	100.0%	(2.6)	0.6

Sales of our extremity products increased due to continued success of our comprehensive Equinoxe platform shoulder system. The decrease in sales of knee implant products was a result of the impact of the foreign currency fluctuations, as the USD strengthened, and continued worldwide pricing pressures in the knee market.  Hip implant sales decreased primarily due to the foreign currency impact on our international business, and partially as a result of U.S. market competitive pricing pressures. Our biologics and spine sales decrease resulted from continued domestic competitive pricing pressures in the biologics market and foreign currency fluctuations outside the United States. The decrease in the sales of all other products was primarily related to a reduction in sales of our surgical instrumentation sold outside the United States and our bone cement products sold within the United States.

The following table includes sales for our domestic and international markets, along with the percentage of sales, as well as a comparison of sales change to sales change calculated on a constant currency basis for the years ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,				Inc (decr)
(In thousands)	2015		2014		2015-2014	Constant Currency
Domestic sales	$168,140	69.5%	$165,575	66.7%	1.5%	1.5%
International sales	73,698	30.5%	82,798	33.3%	(11.0)%	(1.2)%
Total sales	$241,838	100.0%	$248,373	100.0%	(2.6)%	0.6%

Domestic sales increased during the year ended December 31, 2015, as we began to see the benefit of sales organization changes we implemented during the year. Internationally, sales decreased primarily as a result of the strengthening of the USD against foreign currencies in the markets in which we operate. The foreign currency impact in our direct operations outside the United States is reflective of the change in sales on a constant currency basis.

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

Sales of our extremity products increased due to the success of our comprehensive Equinoxe platform shoulder system. The decrease in sales of knee implant products was a result of worldwide pricing and competitive pressures, as well as unfavorable currency impacts. Hip implant sales increased as we experienced growth with our Novation Element hip system as well as the launch of our Alteon Tapered wedge system. Our biologics and spine sales decrease resulted from domestic competitive pricing pressures in the biologics market and decreases in the sale of spine products outside the United States. The decrease in the sales of all other products was primarily related to a reduction in sales of our surgical instrumentation sold outside the United States.

The following table includes sales for our domestic and international markets, along with the percentage of sales, as well as a comparison of sales change to sales change calculated on a constant currency basis for the years ended December 31, 2014 and 2013:

	Twelve Months Ended December 31,				Inc (decr)
(In thousands)	2014		2013		2014-2013	Constant Currency
Domestic sales	$165,575	66.7%	$159,649	67.3%	3.7%	3.7%
International sales	82,798	33.3%	77,439	32.7%	6.9%	7.9%
Total sales	$248,373	100.0%	$237,088	100.0%	4.8%	5.1%

Domestically, sales increased primarily as a result of the growth of our Equinoxe platform shoulder system, and the expansion of our hip products in the United States. Internationally, sales increased partially due to stocking orders in certain international markets, as well as market share growth in some of the direct distribution subsidiaries.

Gross Profit

Gross profit decreased 3% to $168.2 million for the year ended December 31, 2015 from $174.1 million for the year ended December 31, 2014. As a percentage of sales, gross profit decreased to 69.6% during the year ended December 31, 2015 compared to 70.1% for 2014, as a result of continued pricing pressures in both domestic and international markets. Gross profit increased 6% to $174.1 million for the year ended December 31, 2014 from $164.1 million for the year ended December 31, 2013. As a percentage of sales, gross profit increased to 70% during the year ended December 31, 2014 compared to 69% for 2013, as a result of growth in the extremities segment, which generally carries higher margins than the average company segments.

Operating Expenses

Total operating expenses decreased 1% to $145.9 million in the year ended December 31, 2015 from $147.9 million in the year ended December 31, 2014.  As a percentage of sales, total operating expenses increased to 60.4% for the twelve months ended December 31, 2015, as compared to 59.5% for the same period in 2014. The increase, as a percentage of sales, was primarily due to our increased research and development spending. Total operating expenses increased 6% to $147.9 million in the year ended December 31, 2014 from $140.1 million in the year ended December 31, 2013.  As a percentage of sales, total operating expenses increased to 59.5% for the twelve months ended December 31, 2014, as compared to 59.1% for the same period in 2013. The increase, as a percentage of sales, was primarily due to increases in variable selling and compliance infrastructure costs.

Sales and marketing expenses, the largest component of total operating expenses, decreased 3% for the year ended December 31, 2015 to $87.1 million from $89.8 million in the comparable period of December 31, 2014. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for each of the years ended December 31, 2015 and 2014. The decrease in sales and marketing expenses was primarily due to reduced variable selling costs and lower USD costs in our international operations as a result of the strong USD exchange rate. Sales and marketing expenses increased 6% for the year ended December 31, 2014 to $89.8 million from $85.0 million in the comparable period of December 31, 2013. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for the years ended December 31, 2014 and 2013.  Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for 2016.

General and administrative expenses decreased 1% to $22.5 million in the twelve months ended December 31, 2015 from $22.7 million in the twelve months ended December 31, 2014. As a percentage of sales, general and administrative expenses remained at 9% for each of the twelve months ended December 31, 2015 and 2014. General and administrative expenses increased 7% to $22.7 million in the twelve months ended December 31, 2014 from $21.1 million in the twelve months ended December 31, 2013, which included $2.5 million and $2.3 million in compliance expenses for each of the twelve month periods, respectively.  As a percentage of sales, general and administrative expenses remained at 9% for each of the twelve months ended December 31, 2014 and 2013.  General and administrative expenses for 2016 are expected to be in the range of 7% to 8% of sales.

Research and development expenses increased 5% for the year ended December 31, 2015 to $19.4 million from $18.4 million for 2014.  As a percentage of sales, research and development expenses increased to 8% for the twelve months ended December 31, 2015 compared to 7% for the comparable period last year. The increases, both nominally and as a percentage of sales were primarily due to the integration of our Blue Ortho acquisition and its related development activities at the beginning of 2015, as well as continuing product development costs. Research and development expenses increased 3% for the year ended December 31, 2014 to $18.4 million from $17.8 million for 2013.  As a percentage of sales, research and development expenses remained relatively flat at 7.4% for the twelve months ended December 31, 2014 compared to 7.5% for the comparable period last year. The slight decrease as a percentage of sales was primarily due to lower product testing and clinical study expenses. We anticipate research and development expenditures, as a percentage of sales, to range from 7% to 8% of sales during 2016.

Depreciation and amortization remained relatively unchanged at $16.9 million during the year ended December 31, 2015 compared to $17.0 million in the twelve months ended December 31, 2014. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2015 and 2014. Total capital expenditure investment for 2015 was $19.5 million, which included $14.7 million of surgical instrumentation and $2.2 million of equipment. Depreciation and amortization increased 5% to $17.0 million during the year ended December 31, 2014 from $16.2 million in the twelve months ended December 31, 2013, as a result of our investment in surgical instrumentation. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2014 and 2013. Total capital expenditure investment for 2014 was $18.6 million, which included $13.8 million of surgical instrumentation placed in service and approximately $0.5 million spent for product licenses, patents and trademarks.

Income from Operations

Our income from operations decreased 15% to $22.3 million, or 9% of sales in the year ended December 31, 2015 from $26.3 million, or 11% of sales in the year ended December 31, 2014. The decrease in our income from operations was a result of our sales decrease partially offset by a decrease in our operating expenses. Our income from operations increased 10% to $26.3 million, or 11% of sales in the year ended December 31, 2014 from $23.9 million, or 10% of sales in the year ended December 31, 2013. The increase in our income from operations during 2014 was a result of our sales growth and efforts to leverage our expense structures. Looking forward, we expect operating expenses to increase slightly slower than sales growth, and we anticipate income from operations to expand to the range of 9.5% to 10.5% of sales for 2016.

Other Income and Expenses

We had other expenses, net of other income, of $2.0 million during the year ended December 31, 2015, as compared to other expenses, net of other income of $2.1 million in the year ended December 31, 2014. Net other expenses included foreign currency losses of $1.1 million for each of the years ended December 31, 2015 and 2014.  Net interest expense increased for the year ended December 31, 2015 to $1.3 million from $1.1 million during the year ended December 31, 2014, due to the restructuring of our debt facility and associated charges during the fourth quarter of 2015. Other income included a gain of approximately $0.4 million for the sale of our oral dental biologics product line, which was partially offset by a loss of $0.1 million of deferred financing charges from the termination of our prior debt facility. We had other expenses, net of other income, of $2.1 million during the year ended December 31, 2014, as compared to other expenses, net of other income of $1.5 million in the year ended December 31, 2013. The increase to net other expenses was primarily due to the foreign currency losses of $1.1 million for 2014 compared to a net foreign currency loss of $0.4 million for 2013.  Partially offsetting the increase was net interest expense, which decreased for the year ended December 31, 2014 to $1.1 million from $1.2 million during the year ended December 31, 2013, due to the decreased balance of our term loan and the pay-down of borrowing under our line of credit facility during 2014.

Taxes and Net Income

Income before provision for income taxes decreased 16% to $20.3 million in the year ended December 31, 2015 from $24.1 million in the same period in 2014. The effective tax rate, as a percentage of income before taxes, was 27% for the year ended December 31, 2015 and 32% for the same period in 2014. The decrease in the effective tax rate for the year ended December 31, 2015 was primarily a result of the elimination of the valuation allowance related to the net operating losses of one of our international subsidiaries due to its improved financial performance, as well as, a favorable change in the mix of income in the different tax jurisdictions. During the full year 2016, we anticipate an effective tax rate of 30 to 31% as the research and development tax credit has been permanently reinstated. We realized net income of $14.8 million in the year ended December 31, 2015, a decrease of 10% from $16.5 million in the year ended December 31, 2014. As a percentage of sales, net income decreased to 6% from 7% during the year ended December 31, 2014. Earnings per share, on a diluted basis, decreased to $1.04 for the year ended December 31, 2015, from $1.18 for the year ended December 31, 2014. Income before provision for income taxes increased 8% to $24.1 million in the year ended December 31, 2014 from $22.4 million in the same period in 2013. The effective tax rate, as a percentage of income before taxes, was 32% for the year ended December 31, 2014 and 31% for the same period in 2013. The increase in the effective tax rate for the year ended December 31, 2014 was primarily a result of two years’ worth of research and development tax credit during 2013, due to the law that was enacted on January 2, 2013, which included a retroactive credit related to the 2012 tax year. As a result of the foregoing, we realized net income of $16.5 million in the year ended December 31, 2014, an increase of 7% from $15.4 million in the year ended December 31, 2013. As a percentage of sales, net income increased to 6.6% from 6.5% during the year ended December 31, 2013. Earnings per share, on a diluted basis, increased to $1.18 for the year ended December 31, 2014, from $1.12 for the year ended December 31, 2013.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At December 31, 2015, we had working capital of $116.5 million, an increase of 3% from $113.0 million at the end of 2014. Working capital in 2015 increased primarily as a result of an increase in cash and an increase in accounts receivable partially offset by decreases in current inventory. Total inventory and surgical instrumentation increased during the year ended December 31, 2015, primarily due to the launch of new products and expansion of worldwide distribution. We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. As of December 31, 2015, $4.2 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.

Operating Activities – Operating activities provided net cash of $28.1 million in the twelve months ended December 31, 2015, as compared to net cash from operations of $32.0 million during the twelve months ended December 31, 2014. A primary contributor to the decrease related to the increase in accounts receivable of $3.1 million during the year ended December 31, 2015, compared to a decrease of $6.4 million during the year ended December 31, 2014. This increase in accounts receivable primarily related to increased domestic sales in the last quarter of 2015.  Our allowance for doubtful accounts and sales returns increased to $1.0 million at December 31, 2015, compared to $0.9 million at December 31, 2014. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 77 for the twelve months ended December 31, 2015, which decreased from 80 for the year ended December 31, 2014, primarily as a result of improvements in payments in the U.S. and certain international markets. As we continue to expand our operations internationally, our DSO ratio could fluctuate, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S. During 2015, the increase in inventory used net cash of $6.9 million as compared to $9.1 million during 2014, as a result of our continued product line expansion and continued growth within existing markets. The increase in inventory was primarily due to projected increases of instrumentation related to new product launches, which is generally classified as non-current.

Investing Activities - Investing activities used net cash of $20.5 million for the year ended December 31, 2015, as compared to $18.6 million for the year ended December 31, 2014. The increase was due to an increase in purchases of property and equipment, which was partially offset by $1.0 million in proceeds from the sale of our oral dental biologics product line. Our cash outlays for surgical instrumentation, manufacturing equipment and facility expansion were $19.4 million during the year ended December 31, 2015, as compared to $17.6 million for purchases of surgical instrumentation, manufacturing equipment and facility expansion, and $0.5 million for purchases of patents, trademarks and product licenses during the same period of 2014.

In January 2015, we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized contingent consideration of $7.1 million, which we expect to pay over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.3 million in current assets, $0.2 million in property and equipment, $7.5 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed deferred taxes of $2.5 million. We have recognized a goodwill amount of $6.5 million. We finalized our accounting for the acquisition during the fourth quarter of 2015.

Financing Activities - Financing activities used net cash of $4.7 million for the year ended December 31, 2015, as compared to using net cash of $8.8 million for the year ended December 31, 2014. During the fourth quarter of 2015, we terminated and repaid all amounts outstanding under our prior credit agreement, dated February 24, 2012, entered into between us and SunTrust Bank as Administrative Agent, which we refer to as our Prior Credit Agreement, and entered into a new revolving line of credit reducing the outstanding net debt balance by $7.3 million as a result of our favorable cash position. During 2014 we repaid the outstanding line of credit balance and reduced the term loan resulting in a net debt repayment of $13.7 million. The debt reductions in 2015 and 2014 were partially offset by cash proceeds from issuance of stock, which provided cash of $3.7 million during 2015, as compared to $5.0 million during 2014, with the proceeds used to reduce the balance of our debt financing.

During the twelve months of 2015, we paid contingent consideration payments to the former shareholders of Blue Ortho of €0.6 million, or $0.7 million.  As of December 31, 2015 we had $6.2 million of contingent consideration liability in our consolidated balance sheets, of which $0.5 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $5.8 million contingent liability is classified as other non-current liabilities.

Long-term Debt

On December 17, 2015, we terminated and repaid all amounts outstanding under our Prior Credit Agreement and entered into a $150 million revolving credit line agreement, referred to as the Credit Agreement, with JPMorgan Chase Bank, as Administrative Agent, JPMorgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank, as Syndication Agent.  The Credit Agreement includes a $5 million sub-facility for swingline loans and a $5 million sub-facility for the issuance of letters of credit. The Credit Agreement has a five year term and matures on December 16, 2020.

At our option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate , (ii) the federal funds effective rate plus one-half of one percent (0.50%) and(c) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 1%) plus an applicable margin ranging from 0.25% to 0.75% based on our leverage ratio or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin ranging from 1.25% to 1.75% based on our total leverage ratio. Swingline loans bear interest at the Alternate Base Rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.175% or 0.25% based on our total leverage ratio.

Our obligations under the Credit Agreement have been unconditionally guaranteed, jointly and severally, by all of our 100% owned domestic subsidiaries, referred to as the Guarantors. Additionally, the Credit Agreement is secured by a first-priority security interest in substantially all of our and the Guarantors’ respective present and future assets (other than real property), including the pledge of 100% of all outstanding equity interests in our domestic subsidiaries and 65% of the equity interests in certain foreign subsidiaries.

The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and other remedies with respect to the collateral securing the obligations under the Credit Agreement. The Credit Agreement includes covenants and terms that, among other things, place certain restrictions on our ability to incur additional debt, incur liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements and make capital expenditures.  Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain thresholds.  Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to1.00.  As of December 31, 2015, we were in compliance with the financial covenants.

On the closing date, we used $16.0 million of proceeds from the revolving loan under the Credit Agreement and approximately $5.0 million in cash to pay all obligations under the Prior Credit Agreement.  On the closing date, we terminated the Prior Credit Agreement, together with all other agreements and instruments ancillary thereto.

Other Commitments and Contingencies

At December 31, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $17.3 million and outstanding commitments for the purchase of capital equipment of $7.5 million. Purchases under our distribution agreements were $3.5 million during the year ended December 31, 2015.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations at December 31, 2015 (in thousands):

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Revolver	$16,000	$—	$—	$16,000	$—
Interest on long-term debt (1)	1,721	350	700	671	—
Operating leases	2,715	1,397	1,142	127	49
Capital Lease minimum lease payments	58	36	15	7	—
Other obligations (2)	7,995	716	4,335	1,090	1,854
Purchase obligations	24,815	24,815	—	—	—
	$53,304	$27,314	$6,192	$17,895	$1,903

(1)

Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2015, we have made certain estimates to forecast our payments of interest on our outstanding debt.  We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit.  This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit.  Should interest rates vary significantly, our estimate could be materially different from actual results.

(2)	Other long-term obligations include long-term liabilities as part of our acquisition of Blue Ortho in January 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K is based on our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our significant accounting policies are discussed in Note 2 of Notes to Consolidated Financial Statements included in this report. In management's opinion, our critical accounting policies include allowance for doubtful accounts, sales returns, revenue recognition, excess and obsolete inventories, goodwill and other intangible assets, subsidiary consolidation, accrued liabilities, provision for income taxes and stock-based compensation.

Allowance for Doubtful Accounts and Sales Returns - Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors.  Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90-120 days.  We typically perform credit evaluations on our customers and generally do not require collateral.  We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries.  We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered.  In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms.  Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt.  We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience.  At December 31, 2015, our allowance for doubtful accounts was $1.0 million as compared to $0.9 million at December 31, 2014, which increased slightly as a result of our increase in accounts receivable. As a percentage of accounts receivable, the allowance increased to 1.9% as compared to 1.8% at the prior year end. At December 31, 2015, our net margin allowance for sales returns was $40,000 compared to $36,000 at December 31, 2014.

Revenue Recognition - We recognize revenue on our domestic sales and sales from our international subsidiaries upon notification from our sales agents that a product or service has been implanted in a patient customer.  As this implantation represents delivery of our products and services without any right of return, we do not maintain an allowance for sales returns. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations; however, we do accept returns in certain circumstances.  We estimate an allowance for sales returns on our international customers based upon an analysis of our prior returns experience. We continually evaluate new and current customers for collectability based on various factors including past history with the customer, evaluation of their credit worthiness, and current economic conditions.

Excess and Obsolete Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased.  Charges for the years ended December 31, 2015, and 2013 were $1.5 million and $2.8 million, respectively.  During 2014, we experienced net inventory recoveries of $0.1 million. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2015, we determined that $23.4 million of inventory should be classified as non-current, as compared to $17.5 million as of December 31, 2014. The increase in non-current inventory was primarily a result of stocking instrumentation for product launches and domestic sales force expansion.

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

We performed our annual step one goodwill impairment test for each of our reporting units, effective October 1, 2015. Our step one impairment test resulted in no impairment to our reporting units. The fair values of our extremity, biologics and spine, and other reporting units each significantly exceeded their respective carrying values, however the fair values of our hip and knee reporting units were not significantly higher than their carrying values. The fair values exceeded the carrying values of the hip and knee segments by 3.4% and 4.9%, respectively, with goodwill allocated to these reporting units of $0.9 million and $5.1 million, respectively. We evaluated our reporting units using two approaches: the market approach and the income approach. Under the market approach we used two methods: a guideline public company method and a guideline transaction method. The guideline public company method compared market data, such as stock price, equity market value, revenues and EBITDA to similar publicly traded companies in the medical device industry. The guideline transaction method compared various multiples of actual transactions of similar companies compared to our revenues and EBITDA multiples. Under the income approach we utilized a projected discounted cash flow model (DCF model) to project future operations. In allocating shared assets and liabilities to the carrying value of the reporting units we made certain assumptions. The DCF model contained significant assumptions including, future growth rates, timing of future cash flows, and discount rates. These assumptions were determined based on our best estimates of future projections and guideline market participant analysis. The results of these approaches were weighted based on the relevance of the evaluations.  As of October 1, 2015, the total aggregate fair value of the reporting units approximated our market capitalization as adjusted for a control premium.

Our projections are based on the expectations of growth in our operations as a result of improvements in our domestic sales force and planned product launches over the next few years. We also assume a certain stabilization of the foreign currency impacts from international markets, which are heavily weighted to the hip and knee reporting unit. While we believe that the estimates we used in this evaluation were reasonable, a change in the assumptions could negatively impact the estimated fair value for each of the reporting units. Our projections could be negatively impacted by various internal and external economic situations, such as, delayed product launches, supply chain challenges, and deterioration of the U.S. or international economy. Actual results may differ from our projections and could result in future impairment tests providing an outcome of impairment to goodwill. Such impairment to goodwill would result in a noncash charge to earnings.

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

The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2015, we do not have any liability for uncertain tax positions that requires recognition in the consolidated financial statements.

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

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation.  Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant.  At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant.  An option's maximum term is ten years.  The compensation cost that has been charged against income for the incentive compensation plans was $1.8 million, $1.8 million, and $1.5 million and income tax benefit of $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, consisting of our Credit Agreement, changes in interest rates affect the amount of interest expense incurred. If interest rates under our Credit Agreement increased by 1%, our debt service would increase approximately $0.2 million for 2016.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flow by expected maturity date and weighted average interest rate for our debt obligation. We believe that the amounts presented approximate the financial instrument’s fair market value as of December 31, 2015, and the weighted average interest rates are those experienced during the year ended December 31, 2015:

(in thousands, except percentages)	2016	2017	2018	2019	Thereafter	Total
Liabilities
Line of credit at variable interest rate	$—	$—	$—	$—	$16,000	$16,000
Weighted average interest rate	2.9%

Foreign Currency Risk

Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), and Japanese Yen (JPY). During the year ended December 31, 2015, translation losses were $3.7 million, which were primarily due to the strengthening USD against most major currencies, including the EUR, JPY and GBP. During the year ended December 30, 2014, translation losses were $4.6 million.

Foreign Currency Transactions – The USD is our primary currency, and transactions in foreign currencies are translated into USD and recorded in the financial statements. We recognized currency transaction losses of $0.7 million for the year ended December 31, 2015, due to the weakening of the JPY and EUR as compared to the USD, and currency transaction losses of $1.3 million during 2014. We currently believe that our exchange rate risk exposure is not material to our operations.

Foreign Currency Options – During 2015, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. Two such foreign currency forward contracts, with an initial aggregate notional amount of $11.6 million, expired on December 31, 2015. During the year ended December 31, 2015, we recognized losses of $0.5 million, related to foreign currency forward contracts.  The recognized losses are recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealer quotes.

During December 2014 we terminated a foreign currency option that we entered into in September 2014. The foreign currency put option instrument was for a notional value of $6.4 million, as an economic hedge against strengthening of the USD against the EUR. During the year ended December 31, 2014, we realized a gain of $0.2 million on the consolidated statements of income related to the termination of this currency option.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules of the Company listed in Item 15(e). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Charlotte, North Carolina
March 3, 2016

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,713	$10,051
Accounts receivable, net of allowances of $1,011 and $946	52,442	50,731
Prepaid expenses and other assets, net	2,552	2,436
Income taxes receivable	486	1,492
Inventories – current	71,429	72,827
Deferred tax assets – current	1,735	1,620
Total current assets	141,357	139,157
PROPERTY AND EQUIPMENT:
Land	4,494	2,742
Machinery and equipment	37,008	35,434
Surgical instruments	109,152	101,142
Furniture and fixtures	4,655	4,556
Facilities	20,348	19,981
Projects in process	1,218	1,166
Total property and equipment	176,875	165,021
Accumulated depreciation	(96,713)	(84,915)
Net property and equipment	80,162	80,106
OTHER ASSETS:
Deferred financing and deposits, net	858	676
Non-current inventories	23,376	17,465
Product licenses and designs, net	11,121	8,641
Patents and trademarks, net	1,426	1,701
Customer relationships, net	92	203
Goodwill	18,850	13,091
Total other assets	55,723	41,777
TOTAL ASSETS	$277,242	$261,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,932	$13,615
Income taxes payable	603	146
Accrued expenses and other liabilities	9,498	9,194
Other current liabilities	792	250
Current portion of long-term debt	—	3,000
Total current liabilities	24,825	26,205
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,178	2,794
Line of credit	16,000	—
Long-term debt, net of current portion	—	20,250
Other long-term liabilities	5,850	420
Total long-term liabilities	24,028	23,464
Total liabilities	48,853	49,669
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 14,153,669 and 13,890,696 shares issued and outstanding	142	139
Additional paid-in capital	81,963	76,126
Accumulated other comprehensive loss	(11,986)	(8,397)
Retained earnings	158,270	143,503
Total shareholders’ equity	228,389	211,371
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,242	$261,040

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except per share amounts)

	2015	2014	2013
NET SALES	$241,838	$248,373	$237,088
COST OF GOODS SOLD	73,639	74,244	73,019
Gross profit	168,199	174,129	164,069
OPERATING EXPENSES:
Sales and marketing	87,095	89,796	84,999
General and administrative	22,483	22,692	21,149
Research and development	19,384	18,377	17,802
Depreciation and amortization	16,940	16,990	16,190
Total operating expenses	145,902	147,855	140,140
INCOME FROM OPERATIONS	22,297	26,274	23,929
OTHER INCOME (EXPENSE):
Interest income	9	16	8
Other income	468	78	138
Interest expense	(1,313)	(1,111)	(1,223)
Foreign currency loss, net	(1,131)	(1,129)	(444)
Total other income (expense)	(1,967)	(2,146)	(1,521)
INCOME BEFORE INCOME TAXES	20,330	24,128	22,408
PROVISION FOR INCOME TAXES
Current	8,734	9,228	5,516
Deferred	(3,171)	(1,588)	1,520
Total provision for income taxes	5,563	7,640	7,036

NET INCOME	$14,767	$16,488	$15,372

BASIC EARNINGS PER SHARE	$1.05	$1.20	$1.14

DILUTED EARNINGS PER SHARE	$1.04	$1.18	$1.12

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
Net Income	$14,767	$16,488	$15,372
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	150	134	137
Change in currency translation	(3,739)	(4,629)	758
Other comprehensive income (loss), net of tax	(3,589)	(4,495)	895
Comprehensive income	$11,178	$11,993	$16,267

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2012	13,331	$133	$63,918	$111,643	$(4,797)	$170,897

Net income	—	—	—	15,372	—	15,372
Change in fair value of cash flow hedge, net of tax	—	—	—	—	137	137
Change in currency translation	—	—	—	—	758	758
Exercise of stock options	186	2	2,837	—	—	2,839
Issuance of restricted common stock for services	18	—	345	—	—	345
Issuance of common stock under Employee Stock Purchase Plan	42	1	595	—	—	596
Compensation cost of stock options	—	—	1,549	—	—	1,549
Tax impact on stock awards	—	—	(69)	—	—	(69)
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$(3,902)	$192,424

Net income	—	—	—	16,488	—	16,488
Change in fair value of cash flow hedge, net of tax	—	—	—	—	134	134
Change in currency translation	—	—	—	—	(4,629)	(4,629)
Exercise of stock options	262	3	4,316	—	—	4,319
Issuance of restricted common stock for services	18	—	423	—	—	423
Issuance of common stock under Employee Stock Purchase Plan	34	—	660	—	—	660
Compensation cost of stock options	—	—	1,800	—	—	1,800
Tax impact on stock awards	—	—	(248)	—	—	(248)
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$(8,397)	$211,371

Net income	—	—	—	14,767	—	14,767
Change in fair value of cash flow hedges, net of tax	—	—	—	—	150	150
Change in currency translation	—	—	—	—	(3,739)	(3,739)
Exercise of stock options	198	2	2,987	—	—	2,989
Issuance of restricted common stock for services	20	—	407	—	—	407
Issuance of common stock under Employee Stock Purchase Plan	45	1	751	—	—	752
Compensation cost of stock options	—	—	1,794	—	—	1,794
Tax impact on stock awards	—	—	(102)	—	—	(102)
Balance December 31, 2015	14,154	$142	$81,963	$158,270	$(11,986)	$228,389

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$14,767	$16,488	$15,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	65	47	505
Inventory allowance	1,523	(81)	2,838
Depreciation and amortization	18,406	18,546	17,593
Restricted common stock issued for services	407	423	345
Compensation cost of stock awards	1,794	1,800	1,549
Loss on disposal of equipment	1,598	1,552	636
Gain on sale of dental biologics product line	(442)	—	—
Loss on disposal of trademarks and patents	21	13	23
Foreign currency option gain	(39)	—	—
Foreign currency exchange loss	659	1,321	444
Deferred income taxes	(3,171)	(1,588)	1,520
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(3,061)	6,433	(11,093)
Prepaids and other assets	314	453	14
Inventories	(6,917)	(9,131)	(9,690)
Accounts payable	(1,200)	(2,732)	910
Income taxes receivable/payable	1,706	(54)	(2,978)
Accrued expense & other liabilities	1,649	(1,522)	(1,301)
Net cash provided by operating activities	28,079	31,968	16,687
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,456)	(18,164)	(15,303)
Proceeds from sale of property and equipment	—	3	1
Proceeds from sale of dental biologics product line	1,000	—	—
Purchase of business, net of cash acquired	(2,005)	—	—
Purchase of intangible assets	—	(460)	(413)
Net cash used in investing activities	(20,461)	(18,621)	(15,715)
FINANCING ACTIVITIES:
Net borrowing (repayments) on line of credit	16,000	(10,732)	(1,465)
Principal payments on debt	(23,250)	(3,000)	(2,625)
Payment of contingent consideration	(676)	—	—
Payments on capital leases	(64)	(80)	(81)
Debt issuance costs	(465)	(15)	(15)
Proceeds from issuance of common stock	3,741	4,979	3,435
Net cash used in financing activities	(4,714)	(8,848)	(751)
Effect of foreign currency translation on cash and cash equivalents	(242)	(459)	(48)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,662	4,040	173
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,051	6,011	5,838
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,713	$10,051	$6,011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$878	$1,064	$1,008
Income taxes	7,398	9,243	8,897
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	150	134	137
Capitalized lease additions	8	15	6
Purchase of equipment payable	—	—	818

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	ORGANIZATION

Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including extremity, knee, and hip joint replacement systems, bone allograft materials, spinal implant systems, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints.  We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in greater than 35 international markets through a network of independent distributors and wholly owned subsidiaries through our international headquarters, Exactech International Operations based in Bern, Switzerland.  In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK,  in France through Exactech France, in Spain through Exactech Iberica, and in Germany through Exactech Deutschland.  We also maintain research operations through Exactech Taiwan and Blue Ortho.

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

Inventories - Inventories are valued at the lower of cost or market and include implants consigned to customers and agents. We also provide significant loaned implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are also required to maintain substantial levels of inventory as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of the need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory items. As a result of this analysis, we record an estimated charge for slow moving inventory in the form of an inventory impairment that increases cost of goods sold and decreases gross profit. In circumstances when the obsolete or slow moving inventory subsequently experiences increased sales and inventory that was previously impaired is sold, cost of goods sold is decreased and gross profit is increased.  During the years ended December 31, 2015 and 2013 we experienced net inventory charges of $1.5 million and $2.8 million, respectively. Recoveries for the year ended December 31, 2014, were $0.1 million. We also test our inventory levels for the amount of inventory that would be sold within one year. At certain times, as we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods sold for the next twelve months.  We classify our estimate of such inventory as non-current.

The following table summarizes our classifications of inventory as of December 31,:

(in thousands)	2015	2014
Raw materials	$19,481	$21,091
Work in process	1,633	1,283
Finished goods on hand	28,878	31,105
Finished goods on loan/consignment	44,813	36,813
Inventory total	94,805	90,292
Non-current inventories	23,376	17,465
Inventories, current	$71,429	$72,827

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation.  Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years.  Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $16.7 million, $16.6 million, and $15.5 million, respectively.  Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold.  Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our domestic customers for their use, and is expensed as an operating expense.  Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition - For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer.  As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly.  Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers.  For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations; however, we have accepted returns in certain circumstances. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience.  At December 31, 2015 and 2014, our allowance for sales returns was $40,000 and $36,000, respectively.

Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.

Deferred Financing Costs - Deferred financing costs of $0.4 million as of December 31, 2015 and $0.6 million as of December 31, 2014, are stated net of amortization of $5,000 and $0.4 million, respectively.  These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.

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

Accrued Expenses - Accrued expenses as of December 31, 2015 and 2014 consist of the following:

(in thousands)	2015	2014
Commissions payable	$4,218	$3,346
Compensation payable	3,071	3,440
Royalties payable	1,599	1,800
Miscellaneous accrued expenses	610	608
	$9,498	$9,194

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

Hedging Activities and Foreign Currency Transactions

Hedging Activities - We account for derivative hedging activities in accordance with guidance issued by the FASB.  The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value.  Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss.  Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor any hedging instruments to determine if they continue to be effective.  We terminated our interest rate swap during the fourth quarter of 2015. We do not enter into or hold derivative instruments for trading or speculative purposes.  The fair value of any hedging instruments we hold is based on dealer quotes and includes adjustments for nonperformance risk. Any change in fair value is recorded in the consolidated balance sheet as accumulated other comprehensive income.

Foreign Currency Transactions - The following table provides information on the components of our foreign currency activities recognized in the Consolidated Statements of Income for the years ended December 31,:

(in thousands)	2015	2014	2013
Foreign currency transactions loss, net	$(659)	$(1,321)	$(444)
Forward currency option (loss) gain	(472)	192	—
Foreign currency loss, net	$(1,131)	$(1,129)	$(444)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in a currency that differs from the functional currency, are included in income as they occur, as other income (expense) in the Consolidated Statements of Income.

Forward Currency Option – During December 2015, we terminated foreign currency forward contracts we had entered into in June 2015, as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). The initial aggregate notional amount of the forward contracts was $11.6 million. During the year ended December 31, 2015, we recognized losses of $0.5 million, related to these instruments.  The recognized losses are recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealer quotes.

During December 2014 we terminated a foreign currency option we had entered into in September 2014. The foreign currency put option instrument was for a notional value of $6.4 million, as an economic hedge against strengthening of the USD against the EUR. During the year ended December 31, 2014, we realized a gain of $0.2 million on the Consolidated Statements of Income related to the termination of this currency option.

Foreign Currency Translation - We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), and JPY. During the twelve months ended December 31, 2015, translation losses were $3.7 million, which were primarily due to the weakening of the JPY and EUR. During the year ended December 31, 2014, translation losses were $4.6 million, which were a result of the weakening of the JPY and EUR. We may experience translation gains and losses during the year ending December 31, 2016; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2013	$(284)	$(3,618)	$(3,902)
2014 Adjustments	134	(4,629)	(4,495)
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)
2015 Adjustments	150	(3,739)	(3,589)
Balance December 31, 2015	$—	$(11,986)	$(11,986)

We do not enter into or hold derivative instruments for trading or speculative purposes. We entered into our interest rate swap to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreement was based on dealer quotes, and the change in fair value was recorded as accumulated other comprehensive loss in the consolidated balance sheets. We terminated our interest rate swap during the fourth quarter ended December 31, 2015.

New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board, or FASB, issued updated guidance on leases. The new standard requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance.  A modified retrospective approach should be applied for leases existing at the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

In November 2015, the FASB issued amended guidance on income taxes, which simplifies the classification of deferred income tax liabilities and assets in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. In 2016, we intend to early adopt this amendment, which is not expected to have a material impact on our financial statements.

In September 2015, the FASB issued guidance on business combination provisional adjustments during the measurement period. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and early application is permitted. We are currently assessing the impact of adopting this guidance on our financial statements; however, we do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The updated standard changes the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance should be applied prospectively, and is effective for annual and interim periods beginning on or after December 15, 2015, with early application permitted. We are currently assessing the impact of adopting this guidance on our financial statements; however, we do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued guidance on the presentation of debt issuance costs on the balance sheet.  The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning on or after December 15, 2015, and early application is permitted. We are currently assessing the impact of adopting this guidance on our financial statements; however, we do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015
Contingent consideration	$6,222	$—	$—	$6,222

At December 31, 2014
Interest rate swap	$254	$—	$254	$—

The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which were determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as additional data impacting the assumptions is obtained, and will recognize any changes in the Consolidated Statements of Income. See Note 12. Business Acquisition for further discussion on the contingent consideration.

The fair value of our interest rate swap agreement was based on dealer quotes and was recorded as accumulated other comprehensive loss and other long-term liabilities in the Consolidated Balance Sheets. Effective December 17, 2015, we terminated the interest rate swap.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2015 and 2014:

(in thousands)	Knee	Hip	Biologics and Spine	Extremities	Other	Total
Balance as of January 1, 2014	$3,830	$670	$7,553	$459	$1,002	$13,514
Foreign currency translation effects	(191)	(73)	—	(48)	(111)	(423)
Balance as of December 31, 2014	3,639	597	7,553	411	891	13,091
Business combination	1,760	391	—	4,368	—	6,519
Foreign currency translation effects	(267)	(84)	—	(318)	(91)	(760)
Balance as of December 31, 2015	$5,132	$904	$7,553	$4,461	$800	$18,850

During the fourth quarter of 2015 we tested goodwill for impairment, and based on our evaluation, we did not identify any impairment.

Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2015 and 2014:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2015
Product licenses and designs	$16,675	$5,554	$11,121	11.1
Patents and trademarks	4,678	3,252	1,426	14.2
Customer relationships	2,923	2,831	92	7.0

Balance at December 31, 2014
Product licenses and designs	$15,640	$6,999	$8,641	9.8
Patents and trademarks	4,704	3,003	1,701	14.0
Customer relationships	3,033	2,830	203	6.9

Our product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years.  Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years.  Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years.  We recognized amortization expense on our intangible assets of $1.7 million, $2.0 million, and $2.1 million for the three years ended December 31, 2015, 2014 and 2013, respectively.

The following table provides information for the estimated amortization by year for our amortizable intangible assets:

	Year ending December 31,
(in thousands)	2016	2017	2018	2019	2020
Product licenses and designs	$1,319	$1,228	$1,123	$1,061	$1,057
Patents and trademarks	268	231	212	141	71
Customer relationships	58	34	—	—	—

5.	INCOME TAX

The provision for income taxes consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$7,014	$6,657	$3,083
State	1,289	1,783	1,598
Foreign	431	788	835
Total current	8,734	9,228	5,516

Deferred:
Federal	(1,920)	(1,297)	1,294
State	(367)	(39)	264
Foreign	(884)	(252)	(38)
Total deferred	(3,171)	(1,588)	1,520
Total provision for income taxes	$5,563	$7,640	$7,036

The components of income before income taxes were as follows (in thousands):

	2015	2014	2013
United States	$18,855	$20,564	$17,157
Foreign	1,475	3,564	5,251
Total	$20,330	$24,128	$22,408

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	2.5	4.7	5.8
Effect of rates different than statutory	(4.3)	(5.5)	(5.7)
Valuation allowance on net operating loss carry forwards	(0.8)	0.7	0.6
Tax benefit relating to U.S. manufacturer's deduction	(3.2)	(2.6)	(1.4)
Research & development credit	(3.2)	(3.0)	(2.4)
Other	1.4	2.4	(0.5)
	27.4%	31.7%	31.4%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Basis difference in property and equipment	$9,871	$10,553
Basis difference in intangibles	1,476	465
Other	567	229
Gross deferred tax liabilities	11,914	11,247

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	764	968
Inventory basis difference	5,428	4,797
Non-qualified stock options	1,100	902
Other	17	—
Loss carry forwards	8,463	8,482
Valuation allowance on net operating loss carry forwards	(4,301)	(5,076)
Gross deferred tax assets	11,471	10,073
Net deferred tax liabilities	$443	$1,174

At December 31, 2015, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $27.3 million, some of which begin to expire in 2020.  For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset.  The deferred tax asset was $8.5 million as of December 31, 2015 and $8.5 million as of December 31, 2014.  Valuation allowances for net operating loss carry forwards have been established in the amount of $4.3 million and $5.1 million at December 31, 2015 and 2014, respectively. This deferred tax asset and associated valuation allowance have been recorded based on the statutory expiration of the available net operating losses.  During 2015, the valuation allowance for one of our subsidiaries was eliminated due to its continued improvement in results of operations. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.

During the year ended December 31, 2015, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and allowances, depreciation of property and equipment, and net operating losses in certain subsidiaries.  Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be indefinitely reinvested or can be recovered in a tax-free manner.

At December 31, 2015, we had an aggregate of approximately $24.9 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations.  If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits.  It is not practical for us to determine the additional tax of remitting these earnings.

As of December 31, 2015, management determined there were no unrecognized tax benefits that require recognition in the consolidated financial statements. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense.

We file income tax returns in the United States, various states, and foreign jurisdictions.  Our U.S. federal return for the years ended December 31, 2015 through 2012 are open to examination. Our state and foreign income tax returns are generally open for examination for a period of three to five years after the filing of the return. Currently, we are not under audit in our federal or foreign jurisdictions.  We are currently under audit by the states of Maryland and Minnesota for the periods ending December 31, 2009 through 2011. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

6.	DEBT

Debt consisted of the following as of December 31,:

(in thousands)	2015	2014
Term loan payable in quarterly principal installment of $750, variable interest rate at 1.76% as of December 31, 2014, a component of which was fixed by a swap agreement at 1.47% as a cash flow hedge.	$—	$23,250
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.19% as of December 31, 2015.	16,000	—
Total debt	16,000	23,250
Less current portion	—	(3,000)
	$16,000	$20,250

The following is a schedule of debt maturities as of December 31, 2015 (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	16,000
Thereafter	—
$16,000

On December 17, 2015, we terminated and repaid all amounts outstanding under our Prior Credit Agreement and entered into a $150 million revolving credit line, referred to as the Credit Agreement, with JPMorgan Chase Bank, as Administrative Agent, JPMorgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank, as Syndication Agent.  The Credit Agreement includes a $5 million sub-facility for swingline loans and a $5 million sub-facility for the issuance of letters of credit. The Credit Agreement has a five year term and matures on December 16, 2020.

At our option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate , (ii) the federal funds effective rate plus one-half of one percent (0.50%) and(c) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 1%) plus an applicable margin ranging 0.25% to 0.75% based on our leverage ratio or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin ranging from 1.25% to 1.75% based on our total leverage ratio. Swingline loans bear interest at the Alternate Base Rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.175% or 0.25% based on our total leverage ratio.

Our obligations under the Credit Agreement have been unconditionally guaranteed, jointly and severally, by all of our 100% owned domestic subsidiaries, referred to as the Guarantors. Additionally, the Credit Agreement is secured by a first-priority security interest in substantially all of our and the Guarantors’ respective present and future assets (other than real property), including the pledge of 100% of all outstanding equity interests in our domestic subsidiaries and 65% of the equity interests in certain foreign subsidiaries.

The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and other remedies with respect to the collateral securing the obligations under the Credit Agreement. The Credit Agreement includes covenants and terms that, among other things, place certain restrictions on our ability to incur additional debt, incur liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements and make capital expenditures.  Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain thresholds.  Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to1.00.  As of December 31, 2015, we were in compliance with the financial covenants.

On the closing date, we used $16.0 million of proceeds from the revolving loan under the Credit Agreement and approximately $5.0 million in cash to pay all obligations under our Prior Credit Agreement.  On the closing date, we terminated the Prior Credit Agreement, together with all other agreements and instruments ancillary thereto.  The Prior Credit Agreement was for a maximum aggregate principal amount of $100.0 million, composed of a $30.0 million term loan facility and revolving credit line in an aggregate principal amount of up to $70.0 million, of which, a portion was a $5.0 million swingline facility. Interest on loans outstanding under the Prior Credit Agreement was based, at our election, on a base rate, a Eurodollar Rate or an index rate, in each case plus an applicable margin.

7.	RELATED PARTY TRANSACTIONS

We have an oral consulting agreement with our former director, Albert Burstein, Ph.D., pursuant to which he provides services regarding many facets of the orthopaedic industry, including product design rationale, manufacturing and development techniques, and product sales and marketing. Dr. Burstein resigned from the board of directors effective April 30, 2015; however Dr. Burstein continues to provide consulting services.  Pursuant to the consulting agreement, we paid Dr. Burstein consulting fees of $180,000 in each of 2015, 2014 and 2013.

We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of our net sales of such products outside the United States.  During each of the years ended December 31, 2015, 2014 and 2013, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.  These royalties were paid to Dr. William Petty, M.D. and Dr. Gary J. Miller, Ph.D. and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.

8.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2015 and 2014, we had $100,000 and $135,000 accrued for product liability claims, respectively. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. However, while it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.

The five year term of our Corporate Integrity Agreement, or CIA, entered into with the Office of the Inspector General of the United States Department of Health and Human Services (OIG) on December 7, 2010, expired in December 2015. We are awaiting the OIG’s approval of our compliance with its terms. We continue to enhance and apply our corporate compliance program, and we monitor our practices on an ongoing basis to ensure that we have in place proper controls necessary to comply with applicable laws in the jurisdictions in which we do business. Our failure to maintain compliance with U.S. healthcare and regulatory laws could expose us to significant liability including, but not limited to, exclusion from federal healthcare program participation, including Medicaid and Medicare, civil and criminal fines or penalties, and additional litigation cost and expense.

Purchase Commitments

At December 31, 2015, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $17.3 million and outstanding commitments for the purchase of capital equipment of $7.5 million. Purchases under our distribution agreements were $3.5 million during the year ended December 31, 2015.

Our Taiwanese subsidiary, Exactech Taiwan, has entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of December 31, 2015, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established. We are currently evaluating regulatory approval pathways for this technology.

9.	PENSION PLAN

We currently sponsor a defined contribution plan for our employees.  Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Our total contributions to this plan during the years ended December 31, 2015, 2014 and 2013 were $1.2 million, $1.1 million and $1.1 million, respectively.

10.	SHAREHOLDERS’ EQUITY

Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	2015			2014			2013
	Income (Numera tor)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numera tor)	Shares (Denominator)	Per Share
Net income	$14,767			$16,488			$15,372
Basic EPS:
Net income available to common shareholders	$14,767	14,022	$1.05	$16,488	13,732	$1.20	$15,372	13,462	$1.14
Effect of dilutive securities:
Stock options		180			284			221
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$14,767	14,202	$1.04	$16,488	14,016	$1.18	$15,372	13,683	$1.12

For the year ended December 31, 2015, weighted average options to purchase 386,638 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2014, weighted average options to purchase 143,967 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2013, weighted average options to purchase 264,765 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which replaced the 2003 incentive compensation plan. At our 2014 Annual Meeting of Shareholders, held on May 8, 2014, our shareholders approved the amended and restated 2009 Plan that increased the maximum number of shares issuable under the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto.  Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of December 31, 2015, there were 305,728 total remaining shares issuable under the 2009 Plan. During 2015, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of December 31, 2015, 2014 and 2013 and changes during the years then ended is presented below:

	2015		2014		2013
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,244,166	$17.49	1,317,678	$16.78	1,293,293	$16.35
Granted	176,125	23.28	201,217	20.90	241,000	18.55
Exercised	(197,607)	15.13	(261,769)	16.49	(186,035)	15.26
Forfeited or Expired	(5,681)	19.87	(12,960)	18.46	(30,580)	21.66
Outstanding - December 31	1,217,003	$18.70	1,244,166	$17.49	1,317,678	$16.78

Exercisable - December 31	632,603	$17.35	688,529	$16.50	830,967	$16.35

The following table summarizes additional stock option terms as of December 31, 2015:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Options outstanding	3.39	$908
Options exercisable	1.97	703

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $0.5 million, and $0.8 million, respectively.

Outstanding options, consisting of five year to ten year incentive stock options, vest and become exercisable ratably over a three to five year period from the date of grant.  The outstanding options expire from five to ten years from the date of grant or upon retirement from Exactech, and are contingent upon continued employment during the applicable option term. The fair value of each option granted to employees and non-employee directors is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

Years ended December 31,	2015	2014	2013
Options granted	176,125	201,217	241,000
Dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	42%	43%	43%
Risk free interest rates	1.7%	2.3%	1.3%
Weighted average fair value per share of options granted	$10.64	$9.87	$8.50

During the years ended December 31, 2015, 2014 and 2013, no options were granted to non-employee sales agents, consultants and employees of our foreign subsidiaries, and, at December 31, 2015, there were 900 such options outstanding and exercisable.

The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was:

(in thousands)	2015	2014	2013
Employee stock compensation expense	$1,794	$1,800	$1,549
Non-employee stock compensation expense	—	—	—
	1,794	1,800	1,549
Income tax benefit	515	461	325
	$1,279	$1,339	$1,224

As of December 31, 2015, total unrecognized compensation cost related to nonvested awards was $1.9 million and is expected to be recognized over a weighted-average period of 1.60 years.

Restricted Stock Awards:

Under the plans, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2015, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $77,500, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2015 is presented below:

Grant date	February 27, 2015	May 29, 2015	August 31, 2015	November 30, 2015
Aggregate shares of restricted stock granted	4,974	4,530	4,940	5,525
Grant date fair value	$116,000	$97,000	$97,000	$97,000
Weighted average fair value per share	$23.35	$21.38	$19.61	$17.53

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

During February 2013, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors.  The compensation for each director was for the grant of stock awards to each director with an annual market value of $69,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for 2013 is presented below:

Grant date	February 28, 2013	May 31, 2013	August 30, 2013	November 29, 2013
Aggregate shares of restricted stock granted	4,685	4,735	4,530	3,465
Grant date fair value	$86,251	$86,177	$86,251	$86,209
Weighted average fair value per share	$18.41	$18.20	$19.04	$24.88

All of the restricted stock awards in 2015, 2014 and 2013 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.

Employee Stock Purchase Plan:

On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during each calendar year.  At our 2012 Annual Meeting of Shareholders, held on May 3, 2012, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP to 300,000. As of December 31, 2015, 39,179 shares remained available to purchase under the 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Twelve Months Ended December 31,	2015	2014	2013
Shares purchased	45,397	33,715	41,572
Dividend yield	—	—	—
Expected life	1 year	1 year	1 year
Expected volatility	33%	27%	32%
Risk free interest rates	0.3%	0.1%	0.1%
Weighted average per share fair value	$4.48	$4.84	$4.03

11.	LEASE OBLIGATIONS

We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during 2022.

Rent expense associated with operating leases was $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2015 (in thousands):

Year Ended December 31,
2016	$1,397
2017	802
2018	340
2019	75
2020	52
Thereafter	49
$2,715

In addition we have entered into various capital leases for equipment that expire at various dates, between January 2016 and November 2020, and are included in property and equipment on the consolidated balance sheet for a gross value of $0.3 million and $0.3 million and accumulated amortization of $0.2 million and $0.2 million as of December 31, 2015 and 2014, respectively. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2015 (in thousands):

Year Ending December 31,
2016	$36
2017	9
2018	6
2019	5
2020	2
Thereafter	—
Net minimum lease payments	58
Less: amount representing interest	15
Present value of minimum lease payments	$43

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014.  All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2015
Net sales	$61,376	$61,493	$56,237	$62,732	$241,838
Gross profit	42,734	42,159	39,640	43,666	168,199
Net income	4,112	3,661	2,878	4,116	14,767
Basic EPS	0.30	0.26	0.21	0.29	1.05
Diluted EPS	0.29	0.26	0.20	0.29	1.04

2014
Net sales	$63,258	$63,919	$57,884	$63,312	$248,373
Gross profit	44,624	44,354	40,955	44,196	174,129
Net income	4,198	4,160	3,011	5,119	16,488
Basic EPS	0.31	0.30	0.22	0.37	1.20
Diluted EPS	0.30	0.30	0.21	0.36	1.18

13.	SEGMENT INFORMATION

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year Ended December 31,	Knee	Hip	Biologics & Spine	Extremity	Other	Corporate	Total
2015
Net sales	$70,865	$42,655	$22,619	$84,418	$21,281	$—	$241,838
Segment profit (loss)	3,056	1,111	531	17,222	377	(1,967)	20,330
Total assets, net	64,679	36,222	22,217	37,817	13,898	102,409	277,242
Capital expenditures	4,864	4,151	1,179	3,668	546	5,056	19,464
Depreciation and Amortization	7,530	2,684	1,172	2,847	575	3,598	18,406
2014
Net sales	$78,678	$43,491	$23,826	$79,003	$23,375	$—	$248,373
Segment profit (loss)	4,840	2,736	539	17,118	1,041	(2,146)	24,128
Total assets, net	66,840	32,168	24,187	27,033	15,159	95,653	261,040
Capital expenditures	4,798	3,416	887	3,565	1,161	4,812	18,639
Depreciation and Amortization	7,992	2,809	1,212	2,199	582	3,752	18,546
2013
Net sales	$80,532	$40,958	$25,486	$65,528	$24,584	$—	$237,088
Segment profit (loss)	7,318	1,638	53	14,057	862	(1,520)	22,408
Total assets, net	67,332	31,171	24,436	25,269	12,607	101,027	261,842
Capital expenditures	6,255	1,606	928	3,093	317	4,341	16,540
Depreciation and Amortization	7,529	2,791	1,337	1,827	407	3,702	17,593

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of December 31,	2015		2014
	Domestic	International	Domestic	International
Long lived assets, gross	$147,291	$53,859	$144,750	$43,648
Accumulated depreciation and amortization	(88,958)	(19,391)	(82,167)	(15,580)
Long lived assets, net	58,333	34,468	62,583	28,068

Inventory	$58,106	$36,699	$57,361	$32,931

Geographic distribution of our sales is summarized in the following table (in thousands):

Twelve Months Ended December 31,	2015	2014	2013	2015-2014% Inc/Decr	2014-2013% Inc/Decr
Domestic sales	$168,140	$165,575	$159,649	1.5	3.7
International sales	73,698	82,798	77,439	(11.0)	6.9
Total sales	$241,838	$248,373	$237,088	(2.6)	4.8

14.	BUSINESS ACQUISITION

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

The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 USD exchange rate at closing, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future surgical case milestones. During the second quarter ended June 30, 2015, we revised our preliminary valuation of the contingent consideration, effective as of the January 15, 2015 acquisition date, and reduced the fair value of the consideration by approximately $1.1 million. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rates of 4.5-6.5%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We expect the contingent consideration to be paid over the next five to ten years. We financed the acquisition from our operating cash flows.

Upon completion of the acquisition, we effectively settled a pre-existing development agreement for the development of the ExactechGPS. Blue Ortho's results of operations for the fiscal year ended December 31, 2014 through January 15, 2015 were finalized during the quarter ended  June 30, 2015, which resulted in an increase in our net assets acquired, as compared to our previous estimation.  Preliminary valuation assessment of the acquired assets, including valuation and useful lives of the acquired identifiable intangible assets was revised during the second quarter of 2015, and we recognized an adjustment to the identifiable intangible assets acquired. The accounting for our acquisition of Blue Ortho was finalized during the fourth quarter of 2015. The goodwill was determined as the excess of the consideration over the fair value of the net assets acquired, and allocated to the knee, extremity and hip segments based on such valuation. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of January 2015 (in thousands):

Amounts at Acquisition
Consideration:
Cash	$2,329
Fair value of contingent consideration	7,148
Total Purchase Price	9,477
Settlement of pre-existing agreement	3,080
12,557

Acquisition related expenses - incurred as of December 31, 2015	278

Identifiable assets acquired and liabilities assumed:
Current assets acquired	1,315
Property and equipment	164
Current liabilities assumed	(416)
Deferred tax liability assumed	(2,486)
Identifiable intangible assets	7,460
6,037
Goodwill	6,520
Net assets acquired	$12,557

The identifiable intangible assets are being amortized using the straight-line method using  estimated ten year useful lives, and are recorded net of accumulated amortization in Product licenses and designs on the Consolidated Balance Sheet.

The following table summarizes the contingent consideration balance and activity for the year ended December 31, 2015 (in thousands):

Beginning fair value of contingent liability	$7,148
Period change in valuation	186
Payments	(676)
Foreign currency translation effects	(436)
Contingent liability balance, December 31, 2015	6,222
Current liability	471
Non-current liability	$5,751

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our Consolidated Balance Sheets. The remainder is classified as other non-current liabilities. The period change in the contingent consideration during the year ended December 31, 2015 was recognized as interest expense in the consolidated statements of income.

15.	SUBSEQUENT EVENT

Effective February 1, 2016, we completed the acquisition of all of the outstanding capital stock of Exactech Australia Pty Ltd, an Australia-based company. Exactech Australia has been our independent importer and distribution partner in Australia for the past four years. The acquisition was accomplished to further the partnership between us and the team at Exactech Australia and to further service customers in the Asia Pacific area. The aggregate purchase price for Exactech Australia will range from $3.0 million Australian Dollars (AUD) to $7.6 million AUD, of which $1.6 million AUD, or $1.1 million USD at a 0.71 AUD:USD exchange rate, was paid to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. We expect the contingent payment to be paid over the next two years. We are currently awaiting finalization of Exactech Australia’s closing balance sheet to complete purchase accounting. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2015, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on this evaluation, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, and has issued an attestation report on our internal control over financial reporting, which follows.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Exactech, Inc.

We have audited Exactech, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules of the Company listed in Item 15(e) and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Charlotte, North Carolina
March 3, 2016
ITEM 9B.	OTHER INFORMATION

None.

PART III.	OTHER INFORMATION
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders is incorporated herein by reference.

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

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 Annual Meeting of Shareholders.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

The financial statements filed as part of this report are listed under Item 8.

(b)	Exhibits:

Exhibit	Description
3.1	Articles of Incorporation, as amended.(1)(2)(3)
3.2	Registrant's Bylaws.(4)
4.1	Specimen Common Stock Certificate.(1)
4.2	Shareholders' Agreement, dated as of November 30, 1992, as amended, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty.(1)
4.3	Form of Amendment to Shareholder's Agreement, dated as of May 1996, by and among the Company, William Petty, M.D., Betty Petty, David Petty, Mark Petty and Julie Petty.(1)
10.1

Credit Agreement, dated December 17, 2015, by and among Exactech, Inc., the lenders from time to time party hereto, JPMorgan Chase Bank, as Administrative Agent, JPMorgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank, as Syndication Agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.2

Pledge and Security Agreement, dated December 17, 2015, by and among Exactech, Inc. and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.3

Promissory Note, dated December 17, 2015, by and among Exactech, Inc. and JPMorgan Chase Bank, as lender, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.4

Promissory Note, dated December 17, 2015, by and among Exactech, Inc. and Compass Bank, as lender, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.5

Promissory Note, dated December 17, 2015, by and among Exactech, Inc. and Whitney Bank, as lender, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.6

Promissory Note, dated December 17, 2015, by and among Exactech, Inc. and HSBC Bank, as lender, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

10.7

Promissory Note, dated December 17, 2015, by and among Exactech, Inc. and Synovus Bank, as lender, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015 and incorporated by reference  herein.

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

10.10

Deferred Prosecution Agreement, dated December 7, 2010, between Exactech, Inc. and the United States Attorney's Office for the District of New Jersey, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 8, 2010, and incorporated by reference herein.

10.11

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

Exhibit	Description
10.12

Corporate Integrity Agreement, dated December 7, 2010, between Exactech, Inc. and the Office of Inspector General of the Department of Health and Human Services, filed as Exhibit 10.3 to the

Company's Current Report on Form 8-K, filed with the SEC on December 8, 2010, and incorporated by reference herein.

10.13	License Agreement, dated August 20, 1993, between the Company and The University of Florida, as amended.(1)
10.14	Exclusive Sublicense Agreement dated June 30, 1995, between the Company and Sofamor Danek Properties, Inc.(1)
10.15	License Agreement, dated as of January 1, 1996, between the Company and The Hospital for Special Surgery.(1)
10.16

Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as Exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.17

Exactech, Inc. 2009 Employee Stock Purchase Plan, filed as Exhibit B filed with the Company's Definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders held on May 7, 2009, and incorporated by reference herein.*

10.18

Amended and Restated Exactech, Inc. 2009 Executive Incentive Compensation Plan, filed as Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 27, 2014, and incorporated by reference herein.*

10.19

Employment Agreement between the Company and William Petty, M.D., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 27, 2014, and incorporated by reference  herein.*

10.20

Employment Agreement between the Company and David Petty, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 27, 2014, and incorporated by reference herein.*

10.21	Employment Agreement between the Company and Betty Petty, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008, and incorporated by reference herein.*
10.22	Change of Control Plan, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A, filed with the SEC on May 8, 2008, and incorporated by reference herein.
21.1	Subsidiaries of the Company
23.1	Independent Auditors' Consent
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2013	965	121	(510)	576
2014	576	171	163	910
2015	910	668	(607)	971

Allowance for sales returns
2013	47	384	(14)	417
2014	417	3	(384)	36
2015	36	4	—	40

Inventory Allowance
2013	8,673	2,839	—	11,512
2014	11,512	—	(81)	11,431
2015	11,431	1,523	—	12,954

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 3, 2016		EXACTECH, INC.

	By:	/s/ David Petty
David Petty Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2016	By:	/s/ David Petty
David Petty Chief Executive Officer (principal executive officer), President and Director

March 3, 2016	By:	/s/ William Petty
William Petty Executive Chairman and Chairman of the Board

March 3, 2016	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)

March 3, 2016	By:	/s/ William B. Locander
William B. Locander Director

March 3, 2016	By:	/s/ James G. Binch
James G. Binch Director

March 3, 2016	By:	/s/ Richard C. Smith
Richard C. Smith Director

March 3, 2016	By:	/s/ Fern S. Watts
Fern S. Watts Director

March 3, 2016	By:	/s/ W. Andrew Krusen, Jr.
W. Andrew Krusen, Jr. Director