Form 10-Q
period 2016-03-31
EXACTECH INC
filed 2016-04-29
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, $.01 par value	14,096,402

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,114	$12,713
Accounts receivable, net of allowances of $1,075 and $1,011	54,763	52,442
Prepaid expenses and other assets, net	4,105	2,552
Income taxes receivable	389	486
Inventories – current	72,577	71,429
Total current assets	140,948	139,622
PROPERTY AND EQUIPMENT:
Land	4,515	4,494
Machinery and equipment	37,580	37,008
Surgical instruments	132,149	123,533
Furniture and fixtures	4,685	4,655
Facilities	21,368	20,348
Projects in process	1,218	1,218
Total property and equipment	201,515	191,256
Accumulated depreciation	(100,584)	(96,713)
Net property and equipment	100,931	94,543
OTHER ASSETS:
Deferred financing and deposits, net	879	858
Non-current inventories	12,359	8,995
Product licenses and designs, net	11,047	11,121
Patents and trademarks, net	1,360	1,426
Customer relationships, net	644	92
Goodwill	22,561	18,850
Total other assets	48,850	41,342
TOTAL ASSETS	$290,729	$275,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,129	$13,932
Income taxes payable	2,296	603
Accrued expenses and other liabilities	11,104	9,498
Other current liabilities	2,851	792
Total current liabilities	33,380	24,825
LONG-TERM LIABILITIES:
Deferred tax liabilities	806	443
Line of credit	16,000	16,000
Other long-term liabilities	6,255	5,850
Total long-term liabilities	23,061	22,293
Total liabilities	56,441	47,118
SHAREHOLDERS’ EQUITY:
Common stock	143	142
Additional paid-in capital	83,929	81,963
Treasury Stock	(3,042)	—
Accumulated other comprehensive loss	(9,414)	(11,986)
Retained earnings	162,672	158,270
Total shareholders’ equity	234,288	228,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,729	$275,507

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
NET SALES	$65,298	$61,376
COST OF GOODS SOLD	20,368	18,642
Gross profit	44,930	42,734
OPERATING EXPENSES:
Sales and marketing	23,319	21,850
General and administrative	5,914	5,847
Research and development	5,070	4,529
Depreciation and amortization	4,324	4,442
Total operating expenses	38,627	36,668
INCOME FROM OPERATIONS	6,303	6,066
OTHER INCOME (EXPENSE):
Interest income	4	2
Other income	40	28
Interest expense	(262)	(302)
Foreign currency gain (loss), net	494	(202)
Total other income (expense)	276	(474)
INCOME BEFORE INCOME TAXES	6,579	5,592
PROVISION FOR INCOME TAXES	2,177	1,480
NET INCOME	$4,402	$4,112
BASIC EARNINGS PER SHARE	$0.31	$0.30
DILUTED EARNINGS PER SHARE	$0.31	$0.29

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
Net Income	$4,402	$4,112
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	—	(18)
Change in currency translation	2,572	(3,274)
Other comprehensive income (loss), net of tax	2,572	(3,292)
Comprehensive income	$6,974	$820

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Month Periods Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$4,402	$4,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	64	59
Inventory allowance	1,355	38
Depreciation and amortization	4,660	4,842
Restricted common stock issued for services	97	116
Compensation cost of stock awards	617	493
Loss on disposal of equipment	312	910
Foreign currency option loss (gain)	—	(406)
Foreign currency exchange (gain) loss	(726)	608
Deferred income taxes	201	(873)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(2,432)	(2,331)
Prepaids and other assets	(1,518)	(817)
Inventories	(4,608)	2,187
Accounts payable	3,157	432
Income taxes receivable/payable	1,808	1,595
Accrued expense & other liabilities	775	106
Net cash provided by operating activities	8,164	11,071
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,292)	(6,220)
Purchase of business, net of cash acquired	(833)	(2,566)
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	(10,123)	(8,786)
FINANCING ACTIVITIES:
Principal payments on debt	—	(750)
Payments of contingency consideration	(339)	—
Payments on capital leases	(15)	(18)
Debt issuance costs	—	(15)
Repurchase of common stock	(3,042)	—
Proceeds from issuance of common stock	1,672	923
Net cash (used in) provided by financing activities	(1,724)	140
Effect of foreign currency translation on cash and cash equivalents	84	(210)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,599)	2,215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,713	10,051
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,114	$12,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88	$208
Income taxes	1,270	873
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	—	(18)
Capitalized lease additions	29	—
Business combination, contingent consideration payable	1,626	7,218

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

During the first quarter of 2016, we changed the classification of surgical instrumentation not yet placed in service, from non-current inventory in the other assets category to surgical instrumentation in the property, plant and equipment category. In order to present comparable financial statements, we reclassified $14.4 million of non-current inventory in the December 31, 2015 balance sheet to property, plant and equipment. We also reclassified the effect of the classification change on the cash flow statement for the three months ended March 31, 2015 by reducing cash used for inventory by $1.2 million in cash flow from operations and increasing the cash used for property, plant and equipment in cash flow from investing. The prior period reclassification had no impact on our condensed consolidated statements of income or equity in the condensed consolidated balance sheets.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

In February 2016, the FASB issued updated guidance on leases. The new standard requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance.  A modified retrospective approach should be applied for leases existing at the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

In November 2015, the FASB issued amended guidance on income taxes, which simplifies the classification of deferred income tax liabilities and assets in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. In the current quarter we adopted the amended guidance on a retrospective basis, and reclassified $1.7 million of current deferred tax assets to non-current deferred tax liabilities as of December 31, 2015.

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

Our financial instruments include cash and cash equivalents, trade receivables, debt, and foreign currency hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable rate associated with the debt. The fair values of foreign currency hedges are based on dealer quotes.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Liabilities
Contingent consideration	$8,844	$—	$—	$8,844
Total:	$8,844	$—	$—	$8,844

December 31, 2015
Liabilities
Contingent consideration	$6,222	$—	$—	$6,222
Total:	$6,222	$—	$—	$6,222

The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which is determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as additional data impacting the assumptions is obtained, and will recognize any changes in the unaudited condensed consolidated statements of income. See Note 12, Business Acquisition, for further discussion on the contingent consideration.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the three month period ended March 31, 2016:

(in thousands)	Extremities	Knee	Hip	Biologics and Spine	Other	Total
Balance as of December 31, 2015	$4,461	$5,132	$904	$7,553	$800	$18,850
Acquired goodwill	927	1,545	463	—	154	3,089
Foreign currency translation effects	249	254	76	—	43	622
Balance as of March 31, 2016	$5,637	$6,931	$1,443	$7,553	$997	$22,561

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2015 indicated no impairment to goodwill.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at March 31, 2016 and December 31, 2015:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2016
Product licenses and designs	$16,949	$5,902	$11,047	11.0
Patents and trademarks	4,678	3,318	1,360	14.2
Customer relationships	3,542	2,898	644	6.9

Balance at December 31, 2015
Product licenses and designs	$16,675	$5,554	$11,121	11.0
Patents and trademarks	4,678	3,252	1,426	14.2
Customer relationships	2,923	2,831	92	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION

Foreign Currency Transactions

The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended March 31,
	2016	2015
Foreign currency transactions gain (loss)	$726	$(608)
Foreign currency option (loss) gain	(232)	406
Foreign currency gain (loss), net	$494	$(202)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.

Foreign Currency Options – During the first quarter of 2016, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). During the three months ended March 31, 2016, we recognized losses of $0.2 million related to these instruments.  The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

During the first quarter of 2015, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. During the quarter ended March 31, 2015, we recognized a gain of $0.4 million on the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

Foreign Currency Translation

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), Australian Dollar (AUD) and JPY. During the three months ended March 31, 2016, translation gains were $2.6 million, which were primarily due to the strengthening of the JPY and the AUD against the USD. During the three months ended March 31, 2015, translation losses were $3.3 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2016, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Hedging Activities

We do not enter into or hold derivative instruments for trading or speculative purposes. During December 2015, we terminated our interest rate swap, which we had entered into to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreement was based on dealer quotes. The change in fair value during the three months ended March 31, 2015 of $18,000 was recorded as accumulated other comprehensive loss in the consolidated balance sheets.

6.	INVENTORIES

Inventories are valued at the lower of cost or net realizable value and include implants consigned to customers and agents. We also loan a significant amount of implant inventory to non-distributor customers. The consigned or loaned inventory remains our inventory until we are notified of implantation. We are also required to maintain substantial levels of inventory, as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of this need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. Allowance charges for obsolete and slow moving inventories are recorded based upon an analysis of specific identification of obsolete inventory items and quantification of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of the slow moving inventory, this allowance may fluctuate up or down, as a charge or recovery. Allowance charges for the three months ended March 31, 2016 and 2015 were $1,355,000 and $38,000, respectively; which increased as a result of our inventory builds for new and existing product. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months.  We classify such inventory as non-current.

The following table summarizes our classifications of inventory as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$21,088	$19,481
Work in process	2,130	1,633
Finished goods on hand	17,522	14,497
Finished goods on loan/consignment	44,196	44,813
Inventory total	84,936	80,424
Non-current inventories	12,359	8,995
Inventories, current	$72,577	$71,429

7.	INCOME TAX

At March 31, 2016, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $26.9 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset.  The deferred tax asset associated with these losses was $8.2 million with a valuation allowance of $4.4 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2015, these net operating loss carry forwards totaled $27.3 million, and the deferred tax asset was $8.5 million with a valuation allowance of $4.3 million charged against this deferred tax asset assuming these losses will not be fully realized.

Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any open examinations by the various government jurisdictions. As of March 31, 2016, we had no liability recorded as an uncertain tax benefit.

8.	DEBT

Debt consisted of the following as of March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.2% as of March 31, 2016.	16,000	16,000
Total debt	$16,000	$16,000

The following is a schedule of future debt maturities as of March 31, 2016, for the years ending December 31 (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	16,000
Thereafter	—
$16,000

9.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2016 and December 31, 2015, we had $125,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At March 31, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $20.8 million and outstanding commitments for the purchase of capital equipment of $18.5 million. Purchases under our distribution agreements were $0.8 million during the three months ended March 31, 2016.

Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of March 31, 2016, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

10.	SEGMENT INFORMATION

We evaluate our operating segments by our major product lines: extremity implants, knee implants, hip implants, biologics and spine, and other products. The “other products” segment includes miscellaneous sales categories, such as surgical instruments held for sale, bone cement, instrument rental fees, shipping charges, and other implant product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended March 31,	Extremity	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$24,160	$19,387	$11,335	$5,394	$5,022	$—	$65,298
Segment profit (loss)	4,924	988	213	129	49	276	6,579
Total assets, net	40,933	73,144	38,818	23,857	11,713	102,264	290,729
Capital expenditures	1,252	1,208	1,002	264	4,139	1,456	9,321
Depreciation and Amortization	712	1,988	669	262	172	857	4,660
2015
Net sales	$21,080	$18,438	$10,951	$5,140	$5,767	$—	$61,376
Segment profit (loss)	4,537	1,216	536	140	(363)	(474)	5,592
Total assets, net	33,337	68,748	33,502	22,564	13,676	100,715	272,542
Capital expenditures	1,052	2,062	917	66	238	649	4,984
Depreciation and Amortization	707	2,050	725	283	138	939	4,842

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	March 31, 2016		December 31, 2015
	Domestic	International	Domestic	International
Long lived assets, gross	$168,128	$58,556	$161,672	$53,859
Accumulated depreciation and amortization	(91,698)	(21,004)	(88,958)	(19,391)
Long lived assets, net	76,430	37,552	72,714	34,468
Inventory	$47,124	$37,812	$43,725	$36,699

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended March 31,	2016	2015	% Inc/Decr
Domestic sales	$44,573	$41,248	8.1
International sales	20,725	20,128	3.0
Total sales	$65,298	$61,376	6.4

11.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	March 31, 2016			March 31, 2015
Net income	$4,402			$4,112
Basic EPS:
Net income available to common shareholders	$4,402	14,057	$0.31	$4,112	13,916	$0.30
Effect of dilutive securities:
Stock options		116			258
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,402	14,173	$0.31	$4,112	$14,174	$0.29

For the three months ended March 31, 2016, weighted average options to purchase 503,978 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2015, weighted average options to purchase 201,668 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:

The following is a summary of the changes in shareholders’ equity for the three months ended March 31, 2016:

	Common Stock		Additional Paid-	Common Stock Held in	Retained	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	In Capital	Treasury	Earnings	Income (Loss)	Total
Balance December 31, 2015	14,154	$142	$81,963	$—	$158,270	$(11,986)	$228,389
Net income	—	—	—	—	4,402	—	4,402
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,572	2,572
Exercise of stock options	88	1	1,493	—	—	—	1,494
Issuance of restricted common stock for services	5	—	97	—	—	—	97
Issuance of common stock under Employee Stock Purchase Plan	11	—	178	—	—	—	178
Repurchase of common stock	—	—	—	(3,042)	—	—	(3,042)
Compensation cost of stock options	—	—	617	—	—	—	617
Tax impact on stock awards	—	—	(419)	—	—	—	(419)
Balance March 31, 2016	14,258	$143	$83,929	$(3,042)	$162,672	$(9,414)	$234,288

Treasury Stock:

In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two year period. During the first quarter of 2016, we reacquired 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. We refer to this plan, as amended, as the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2016, there were 438,644 total shares remaining issuable under the 2009 Plan.

The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. Income tax benefit on exercises of non-qualified stock options was $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, total unrecognized compensation cost related to unvested awards was $1.5 million and is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2016 and changes during the year to date is presented below:

	2016
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,217,003	$18.70
Granted	—	—
Exercised	(87,774)	17.02		$182
Forfeited or Expired	(138,106)	17.61
Outstanding - March 31	991,123	$19.01	3.86	$1,882
Exercisable - March 31	512,183	$17.35	2.83	$1,508

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech.  No stock options for the purchase of common stock were granted during either of the three month periods ended March 31, 2016 or 2015.

Restricted Stock Awards:

Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2016, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2016 is presented below:

Grant date	February 29, 2016
Aggregate shares of restricted stock granted	5,190
Grant date fair value	$97,000
Weighted average fair value per share	$18.65

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

All of the restricted stock awards in 2016 and 2015 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk of, or provision for, forfeiture.

Employee Stock Purchase Plan:

On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. During February 2016, our Board of Directors adopted an amendment to the 2009 ESPP, to increase the maximum number of shares issuable under the 2009 ESPP to 450,000, which is subject to shareholder approval at our Annual Meeting of Shareholders to be held on May 2, 2016.  There are four offering periods during an annual period.  As of March 31, 2016, 27,641 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three Months Ended March 31,	2016	2015
Shares purchased	11,538	10,102
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	33%	31%
Risk free interest rates	0.7%	0.2%
Weighted average per share fair value	$3.91	$4.80

12.	BUSINESS ACQUISITION

Exactech Australia

On February 1, 2016, we completed the acquisition of all of the outstanding capital stock of Exactech Australia Pty Ltd, an Australia-based company. Exactech Australia has been our independent importer and distribution partner in Australia for the past four years. The acquisition was accomplished to further the partnership between us and the team at Exactech Australia and to further service customers in the Asia Pacific area.

The aggregate purchase price for Exactech Australia will range from $3.1 million AUD to $7.6 million AUD, of which $1.6 million AUD, or $1.1 million USD at a 0.7034 AUD:USD exchange rate, was paid to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. We expect the contingent payment to be paid over the next two years. Consideration also included $2.0 million USD in forgiven accounts receivable that were owed to us as of February 1, 2016. We are currently awaiting finalization of Exactech Australia’s closing balance sheet to complete purchase accounting. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rates of 3.7%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We financed the acquisition from our operating cash flows.

Upon completion of the acquisition, we effectively concluded a pre-existing distribution agreement for the distribution of our products, which was stated at fair value therefore no impact to the statement of income was recognized. The accounting for our acquisition of Exactech Australia is preliminary, pending final results of operations and deferred tax liability determination. The preliminary goodwill is determined as the excess of the consideration over the fair value of the net assets acquired, and was due to the synergies we obtained in the extended service in the Asia Pacific area. Goodwill was allocated to the knee, extremity and hip segments based on expected sales for the segments. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of February 1, 2016 (in thousands):

Amounts at Acquisition
Consideration:
Cash	$1,152
Fair value of contingent consideration	2,435
Total Purchase Price	3,587
Forgiveness of pre-existing debt	2,006
5,593
Acquisition related expenses - incurred as of March 31, 2016	$131
Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	1,616
Property and equipment	722
Current liabilities assumed	(208)
Deferred tax liability assumed	(161)
Identifiable intangible assets	535
2,504
Goodwill	3,089
Net assets acquired	$5,593

The identifiable intangible assets are being amortized using the straight-line method using estimated ten year useful lives, and are recorded net of accumulated amortization in Customer relationships on the unaudited condensed consolidated balance sheet.

Blue Ortho

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

Upon completion of the acquisition, we effectively terminated a pre-existing development agreement for the development of the ExactechGPS. We acquired tangible assets of $1.5 million, assumed liabilities of $2.9 million, intangible assets, comprising product licenses and designs, of $7.5 million, and goodwill of $6.5 million. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the contingent consideration balance and activity for the period ended March 31, 2016 (in thousands):

Beginning fair value of contingent liability, December 31, 2015	$6,222
Period change in valuation	48
Payments	(327)
Foreign currency translation effects	217
Contingent liability balance, March 31, 2016	6,160
Current liability	(1,403)
Non-current liability	$4,757

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our unaudited condensed consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the contingent consideration during the three months ended March 31, 2016 was recognized as interest expense in the unaudited condensed consolidated statements of income.

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

Overview of the Three Months Ended March 31, 2016

During the quarter ended March 31, 2016, sales increased 6% to $65.3 million from $61.4 million in the quarter ended March 31, 2015, with an 8% increase in the domestic sales, partially as a result of improvements in our domestic sales organization. Our international sales increased 3%, which continued to reflect the impact of foreign currency fluctuations. On a constant currency basis, international sales increased 6%, which we calculated by translating current period sales at the average historical exchange rates for the same period prior year. We believe reporting constant currency sales changes assist in the understanding of actual sales fluctuations. Worldwide gross margins decreased to 69% in the first quarter of 2016 from 70% for the same quarter in 2015. Operating expenses increased 5% when compared to the quarter ended March 31, 2015, however as a percentage of sales, operating expenses decreased to 59% during the first quarter of 2016 compared to 60% during the first quarter of 2015.  Net income for the quarter ended March 31, 2016 increased 7%, and diluted earnings per share was $0.31 as compared to $0.29 in the same quarter last year, which was primarily a result of the increase in our sales.

During the three months ended March 31, 2016, we acquired $9.3 million in property and equipment, including a facility in Australia, equipment and surgical instrumentation. As of March 31, 2016, cash outlays for our February 2016 acquisition of Exactech Australia, our independent distributor in Australia, were $1.2 million. Net cash flow from operations was $8.2 million for the three months ended March 31, 2016, as compared to net cash flow from operations of $11.1 million during the three months ended March 31, 2015. The decrease was primarily due to increased purchases of inventory, which was partially offset by higher accounts payable in the first three months of 2016, as compared to the first three months of 2015.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three month periods ended March 31, 2016 and March 31, 2015:

Sales by Product Line ($ in 000’s)
	Three Months Ended				Inc (decr)
	March 31, 2016		March 31, 2015		2016 - 2015	Constant Currency
Extremity	$24,160	37.0%	$21,080	34.4%	14.6%	15.3%
Knee	19,387	29.7	18,438	30.0	5.1	6.3
Hip	11,335	17.4	10,951	17.8	3.5	5.1
Biologics and Spine	5,394	8.2	5,140	8.4	4.9	6.6
Other	5,022	7.7	5,767	9.4	(12.9)	(11.9)
Total	$65,298	100.0%	$61,376	100.0%	6.4%	7.5%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three month periods ended March 31, 2016 and March 31, 2015:

Sales by Geographic Distribution ($ in 000’s)
	Three Months Ended				Inc (decr)
	March 31, 2016		March 31, 2015		2016 - 2015	Constant Currency
Domestic Sales	$44,573	68.3%	$41,248	67.2%	8.1%	8.1%
International Sales	20,725	31.7%	20,128	32.8%	3.0%	6.3%
Total	$65,298	100.0%	$61,376	100.0%	6.4%	7.5%

The following table includes items from the unaudited condensed consolidated statements of income for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months March 31,		2016 – 2015 Inc (decr)		% of Sales
	2016	2015	$	%	2016	2015
Net sales	$65,298	$61,376	3,922	6.4	100.0%	100.0%
Cost of goods sold	20,368	18,642	1,726	9.3	31.2	30.4
Gross profit	44,930	42,734	2,196	5.1	68.8	69.6
Operating expenses:
Sales and marketing	23,319	21,850	1,469	6.7	35.7	35.6
General and administrative	5,914	5,847	67	1.1	9.1	9.5
Research and development	5,070	4,529	541	11.9	7.8	7.4
Depreciation and amortization	4,324	4,442	(118)	(2.7)	6.6	7.2
Total operating expenses	38,627	36,668	1,959	5.3	59.2	59.7
Income from operations	6,303	6,066	237	3.9	9.6	9.9
Other income (expense), net	276	(474)	750	158.2	0.4	(0.8)
Income before taxes	6,579	5,592	987	17.7	10.0	9.1
Provision for income taxes	2,177	1,480	697	47.1	3.3	2.4
Net income	$4,402	$4,112	290	7.1	6.7%	6.7%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Sales

For the quarter ended March 31, 2016, sales increased 6% to $65.3 million from $61.4 million in the quarter ended March 31, 2015, as a result of the improvements in our domestic sales organization and international growth. International sales growth of 3% continued to be adversely impacted by continued weakening of the EUR and GBP against the USD, as compared to the year earlier. On a constant currency basis, international sales increased 6%. Domestic sales increased 8% as we began to deliver benefits from our sales organization changes over the last couple of years. Sales of our extremity products increased 15% to $24.2 million as compared to $21.1 million for the same period in 2015, as our Equinoxe® platform shoulder system with its reverse components has continued to gain market share as a result of its clinical performance in improving patient outcomes. Sales of knee implant products increased 5% to $19.4 million for the quarter ended March 31, 2016, as compared to $18.4 million for the same quarter in 2015, primarily as a result of contributions from our continuing rollout of our Optetrak Logic® system, as well as the recently released revision system.  Hip implant sales of $11.3 million during the quarter ended March 31, 2016 increased 4% from $11.0 million during the quarter ended March 31, 2015, as our new Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Sales from biologics and spine increased 5% during the quarter ended March 31, 2016 to $5.4 million from $5.1 million in the comparable quarter in 2015, primarily as a result of contributions from spine implant system launches. Sales of all other products decreased to $5.0 million as compared to $5.8 million in the same quarter last year, primarily as a result of lower instrumentation sales in international markets.

Gross Profit

Gross profit increased to $44.9 million in the quarter ended March 31, 2016 from $42.7 million in the quarter ended March 31, 2015.  As a percentage of sales, gross profit decreased slightly to 69% during the quarter ended March 31, 2016 from 70% for the quarter ended March 31, 2015. The decrease in the three months of 2016 was primarily a result of continued pricing pressures in both domestic and international markets. Looking forward to the remainder of 2016, we expect gross profit, as a percentage of sales, to decrease approximately 0.20-0.80% on a comparative basis.

Operating Expenses

Total operating expenses increased 5% to $38.6 million in the quarter ended March 31, 2016 from $36.7 million in the quarter ended March 31, 2015. As a percentage of sales, total operating expenses decreased to 59% for the quarter ended March 31, 2016, as compared to 60% for the same quarter in 2015, as a result of our continued focus on controlling general operating expenses, and partially offset by increased research and development spending.

Sales and marketing expenses, the largest component of total operating expenses, increased 7% for the quarter ended March 31, 2016 to $23.3 million from $21.9 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for each of the quarters ended March 31, 2016 and 2015. The increase for the three months ended March 31, 2016 was partially related to operating expenses of our newly acquired Australian distributor, as well as increased variable selling costs. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the remainder of 2016.

General and administrative expenses increased 1% to $5.9 million for the quarter ended March 31, 2016. As a percentage of sales, general and administrative expenses decreased to 9% for the quarter ended March 31, 2016, as compared to 10% for the same quarter of 2015. The decrease in the percentage of sales was a result of our efforts to control operating expenses. General and administrative expenses for the remainder of 2016 are expected to be in the range of 8.5% to 9.5% of sales.

Research and development expenses increased 12% for the quarter ended March 31, 2016 to $5.1 million from $4.5 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 8% for the quarter ended March 31, 2016 as compared to 7% for the quarter ended March 31, 2015. The increase in research and development expenses was a result of continuing product development costs to support new product launches. We expect research and development expenses ranging from 7.5% to 8.5% of sales for the remainder of 2016.

Depreciation and amortization decreased 3% to $4.3 million for the quarter ended March 31, 2016 from $4.4 million during the same quarter in 2015. As a percentage of sales, depreciation and amortization expense remained relatively flat at 7% during each of the quarters ended March 31, 2016 and 2015. We placed $7.9 million of surgical instrumentation, $0.8 million in facility additions, and $0.5 million of equipment in service during the first quarter of 2016.

Income from Operations

Our income from operations increased 4% to $6.3 million, or 10% of sales, in the quarter ended March 31, 2016 from $6.1 million, or 10% of sales, in the quarter ended March 31, 2015. The increase in our income from operations for the three months ended March 31, 2016 was primarily a result of our sales increase, which was offset by only a modest increase in operating expenses. Looking forward, we expect operating expenses for the remainder of 2016 to grow approximately 5-8%, and together with an anticipated increase in revenue of 2-6%, we anticipate income from operations, as a percentage of sales, to increase by 0.5-1.0% for the remainder of 2016.

Other Income and Expenses

We had other income, net of other expense, of $0.3 million during the quarter ended March 31, 2016, compared to other expenses, net of other income of $0.5 million in the quarter ended March 31, 2015. The change for the quarter was primarily a result of net foreign currency gains of $0.5 million for the quarter ended March 31, 2016, as compared to net foreign currency losses of $0.2 million for the same quarter of 2015. The increase in currency gains in the quarter ended March 31, 2016 was primarily due to the strengthening of the Australian Dollar (AUD) and the JPY against the USD on intercompany debt during the quarter ended March 31, 2016, as compared to the strengthening of the USD against the EUR and JPY during the quarter ended March 31, 2015. Net interest expense was $0.3 million for each of the quarters ended March 31, 2016 and 2015.

Taxes and Net Income

Income before provision for income taxes increased 18% to $6.6 million in the quarter ended March 31, 2016 from $5.6 million in the quarter ended March 31, 2015, primarily due to the impact of sales growth and foreign currency gains. The effective tax rate, as a percentage of income before taxes, was 33% for the quarter ended March 31, 2016, compared to 26% for the same quarter in 2015, primarily as a result of the change in the mix of income in the different tax jurisdictions and an elimination of a tax valuation allowance in Spain in the quarter ended March 31, 2015.  As a result of the foregoing, we realized net income of $4.4 million in the quarter ended March 31, 2016, an increase of 7% from $4.1 million in the quarter ended March 31, 2015. As a percentage of sales, net income remained constant at 7% for each of the quarters ended March 31, 2016 and 2015. Earnings per share, on a diluted basis, increased to $0.31 for the quarter ended March 31, 2016, from $0.29 for the quarter ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At March 31, 2016, we had working capital of $107.6 million, a 6.3% decrease from $114.8 million at the end of 2015. Working capital in 2016 decreased as a result of the reduction in our cash and increase in accounts payable balances.

We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of March 31, 2016, $5.8 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States. There are currently no restrictions against repatriation of this cash.

Operating Activities – Operating activities provided net cash of $8.2 million in the three months ended March 31, 2016, as compared to net cash from operations of $11.1 million during the three months ended March 31, 2015. This decrease in the first three months of 2016 was primarily related to the increase in inventory, which used cash of $4.6 million for the three months ended March 31, 2016, offset partially by an increase in accounts payable of $3.2 million, in contrast to a decrease in inventory purchases providing $2.2 million and a $0.4 million increase in cash flow from accounts payable. Accounts receivable used net cash of $2.4 for the three months ended March 31, 2016 compared to use of net cash of $2.3 million for the three months ended March 31, 2015. The change in total accounts receivable was due to increased sales during the first quarter of 2016. Our allowance for doubtful accounts and sales returns increased to $1.1 million at March 31, 2016 from $1.0 million at December 31, 2015. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 74 for the three month period ended March 31, 2016, as compared to 75 for the three month period ended March 31, 2015, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside of the United States tend to be relatively longer than those in the United States.

Investing Activities - Investing activities used net cash of $10.1 million in the three months ended March 31, 2016, as compared to $8.8 million used in the three months ended March 31, 2015. A contributor to the increase was our increased cash outlays for surgical instrumentation, facility and manufacturing equipment, which were $9.2 million during the three month period ended March 31, 2016, as compared to cash outlays of $4.7 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2015.

In February 2016, we acquired Exactech Australia and paid cash consideration of $1.2 million at closing and recognized a preliminary contingent consideration of $2.4 million, which we expect to be paid over the next two years. We funded our acquisition from cash flow from operations. We acquired $1.6 million in current assets, $0.7 million in property and equipment, $0.5 million in identifiable intangible assets, assumed $0.2 million in current liabilities and assumed preliminary deferred taxes of $0.2 million. We have recognized a preliminary goodwill amount of $3.1 million. Our accounting for the acquisition is preliminary and pending final pre-acquisition results and asset valuations. As of March 31, 2016, $1.3 million of the $2.7 million contingent consideration balance was classified in current liabilities due to the expected timing of the earn-out payments.

In January 2015, we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized contingent consideration of $7.1 million, which we expect to pay over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.3 million in current assets, $0.2 million in property and equipment, $7.5 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed deferred taxes of $2.5 million. We have recognized a goodwill amount of $6.5 million. We finalized our accounting for the acquisition during the fourth quarter of 2015. As of March 31, 2016 we had $6.2 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $1.4 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $4.8 million preliminary contingent liability is classified as other non-current liabilities.

Financing Activities - Financing activities used net cash of $1.7 million in the three months ended March 31, 2016, as compared to $0.1 million in net cash provided for the three months ended March 31, 2015. In the first three months of 2016, we had no change in our debt balance, as compared to net repayments of $0.8 million in the first three months of 2015, due to payments on our previous term loan. During the first three months of 2016, we paid contingent consideration payments to the former shareholders of Blue Ortho of $0.3 million, and we used cash of $3.0 million for the repurchase of our common stock. Proceeds from the exercise of stock options provided cash of $1.7 million during the three months ended March 31, 2016, as compared to $0.9 million during the three months ended March 31, 2015, and we used the proceeds to fund general working capital.

Long-term Debt

In December 2015, we entered into a new revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, of which, a portion is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of March 31, 2016, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Commitments and Contingencies

At March 31, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $20.8 million and outstanding commitments for the purchase of capital equipment of $18.5 million. Purchases under our distribution agreements were $0.8 million during the three months ended March 31, 2016.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015  and this quarterly report on Form 10-Q. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.1 million for the remainder of 2016.

The table that follows provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligation. We believe that the amounts presented reasonably approximate the financial instrument's respective fair market value as of March 31, 2016, and the weighted average interest rate is that experienced during the three months ended March 31, 2016:

(in thousands, except percentages)	2016	2017	2018	2019	Thereafter	Total
Liabilities
Line of Credit at variable interest rate	$—	$—	$—	$—	$16,000	$16,000
Weighted average interest rate	2.2%

Foreign Currency Risk

Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), Japanese Yen (JPY) and Australian Dollar (AUD). During the three months ended March 31, 2016, translation gains were $2.6 million, which were primarily due to the strengthening of the JPY and AUD against the USD. During the three months ended March 31, 2015, translation losses were $3.3 million.

Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in our consolidated financial statements. We recognized currency transaction gains of $0.7 million for the three months ended March 31, 2016, primarily due to the strengthening of the JPY and AUD as compared to the USD, and currency transaction losses of $0.6 million during the same period in 2015. We currently believe that our exchange rate risk exposure is not material to our operations.

Foreign Currency Options – During the first quarter of 2016, we had entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. During the three months ended March 31, 2016, we recognized losses of $0.2 million, related to these instruments because the USD weakened against the EUR and the JPY.  The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

During the first quarter of 2015, we had entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the JPY. As of March 31, 2015, we had two foreign currency forward contracts with six month terms. During the quarter ended March 31, 2015, we recognized a gain of $0.4 million on the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2016 and December 31, 2015, we had $125,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below contains information with respect to shares of our common stock we repurchased during the three months ended March 31, 2016.

Period	Total Shares Repurchased (#)	Avg Price per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Total Number of Shares That May Yet Be Purchased Under The Program (#)(1)
January 1 – March 31, 2016	163,529	18.60	163,529	836,471
(1)	In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two year period.

Item 6. Exhibits

(a) Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date:	April 29, 2016	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	April 29, 2016	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer