Form 10-Q
period 2016-06-30
EXACTECH INC
filed 2016-08-09
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $.01 par value	14,149,038

EXACTECH, INC.

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,052	$12,713
Accounts receivable, net of allowances of $1,239 and $1,011	54,143	52,442
Prepaid expenses and other assets, net	4,155	2,552
Income taxes receivable	312	486
Inventories – current	74,913	71,429
Total current assets	143,575	139,622
PROPERTY AND EQUIPMENT:
Land	4,505	4,494
Machinery and equipment	38,595	37,008
Surgical instruments	131,489	123,533
Furniture and fixtures	4,722	4,655
Facilities	21,322	20,348
Projects in process	1,835	1,218
Total property and equipment	202,468	191,256
Accumulated depreciation	(98,142)	(96,713)
Net property and equipment	104,326	94,543
OTHER ASSETS:
Deferred financing and deposits, net	891	858
Deferred tax assets	777	—
Non-current inventories	11,459	8,995
Product licenses and designs, net	10,614	11,121
Patents and trademarks, net	1,293	1,426
Customer relationships, net	589	92
Goodwill	22,265	18,850
Total other assets	47,888	41,342
TOTAL ASSETS	$295,789	$275,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,888	$13,932
Income taxes payable	950	603
Accrued expenses and other liabilities	11,096	9,498
Other current liabilities	2,768	792
Total current liabilities	30,702	24,825
LONG-TERM LIABILITIES:
Deferred tax liabilities	423	443
Line of credit	20,000	16,000
Other long-term liabilities	5,787	5,850
Total long-term liabilities	26,210	22,293
Total liabilities	56,912	47,118
SHAREHOLDERS’ EQUITY:
Common stock	143	142
Additional paid-in capital	85,156	81,963
Treasury Stock	(3,042)	—
Accumulated other comprehensive loss	(10,438)	(11,986)
Retained earnings	167,058	158,270
Total shareholders’ equity	238,877	228,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$295,789	$275,507

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2016	2015	2016	2015
NET SALES	$66,124	$61,493	$131,422	$122,869
COST OF GOODS SOLD	20,268	19,334	40,636	37,976
Gross profit	45,856	42,159	90,786	84,893
OPERATING EXPENSES:
Sales and marketing	23,835	21,464	47,154	43,314
General and administrative	5,640	5,776	11,554	11,623
Research and development	5,329	4,602	10,399	9,131
Depreciation and amortization	4,410	4,182	8,734	8,624
Total operating expenses	39,214	36,024	77,841	72,692
INCOME FROM OPERATIONS	6,642	6,135	12,945	12,201
OTHER INCOME (EXPENSE):
Interest income	2	2	6	4
Other income	32	37	72	65
Interest expense	(268)	(275)	(530)	(577)
Foreign currency gain (loss), net	98	(557)	592	(759)
Total other income (expense)	(136)	(793)	140	(1,267)
INCOME BEFORE INCOME TAXES	6,506	5,342	13,085	10,934
PROVISION FOR INCOME TAXES	2,120	1,681	4,297	3,161
NET INCOME	$4,386	$3,661	$8,788	$7,773
BASIC EARNINGS PER SHARE	$0.31	$0.26	$0.62	$0.56
DILUTED EARNINGS PER SHARE	$0.31	$0.26	$0.62	$0.55

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2016	2015	2016	2015
Net Income	$4,386	$3,661	$8,788	$7,773
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	—	22	—	4
Change in currency translation	(1,024)	488	1,548	(2,786)
Other comprehensive income (loss), net of tax	(1,024)	510	1,548	(2,782)
Comprehensive income	$3,362	$4,171	$10,336	$4,991

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Month Periods Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$8,788	$7,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	228	52
Inventory allowance	1,748	529
Depreciation and amortization	9,367	9,429
Restricted common stock issued for services	193	213
Compensation cost of stock awards	988	921
Loss on disposal of equipment	678	1,126
Foreign currency option loss	221	261
Foreign currency exchange (gain) loss	(926)	498
Deferred income taxes	(958)	(1,239)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(1,986)	(3,070)
Prepaids and other assets	(1,549)	(1,186)
Inventories	(6,708)	3,276
Accounts payable	1,501	(1,377)
Income taxes receivable/payable	537	627
Accrued expense & other liabilities	741	501
Net cash provided by operating activities	12,863	18,334
INVESTING ACTIVITIES:
Purchases of property and equipment	(17,498)	(11,605)
Purchase of business, net of cash acquired	(833)	(2,566)
Proceeds from sale of property and equipment	118	—
Net cash used in investing activities	(18,213)	(14,171)
FINANCING ACTIVITIES:

Net borrowings on line of credit	4,000	—
Principal payments on debt	—	(1,500)
Payments of contingency consideration	(669)	—
Payments on capital leases	(25)	(36)
Debt issuance costs	—	(15)
Repurchase of common stock	(3,042)	—
Proceeds from issuance of common stock	2,433	2,309
Net cash provided by financing activities	2,697	758
Effect of foreign currency translation on cash and cash equivalents	(8)	(120)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,661)	4,801
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,713	10,051
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,052	$14,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$286	$413
Income taxes	5,642	3,930
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	—	4
Capitalized lease additions	29	—
Purchase of equipment payable	289	—
Business combination, contingent consideration payable	2,147	6,349

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”, “we”, “us” or “our”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

During the first quarter of 2016, we changed the classification of surgical instrumentation not yet placed in service from non-current inventory in the other assets category to surgical instrumentation in the property, plant and equipment category. In order to present comparable financial statements, we reclassified $14.4 million of non-current inventory in the December 31, 2015 balance sheet to property, plant and equipment. We also reclassified the effect of the classification change on the cash flow statement for the six months ended June 30, 2015 by reducing cash used for inventory by $2.2 million in cash flow from operations and increasing the cash used for property, plant and equipment in cash flow from investing. The prior period reclassification had no impact on our condensed consolidated statements of income or equity in the condensed consolidated balance sheets.

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

In November 2015, the FASB issued amended guidance on income taxes, which simplifies the classification of deferred income tax liabilities and assets in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. In the first quarter of 2016 we adopted the amended guidance on a retrospective basis, and reclassified $1.7 million of current deferred tax assets to non-current deferred tax liabilities as of December 31, 2015.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Liabilities
Contingent consideration	$8,369	$—	$—	$8,369
Total:	$8,369	$—	$—	$8,369

December 31, 2015
Liabilities
Contingent consideration	$6,222	$—	$—	$6,222
Total:	$6,222	$—	$—	$6,222

The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which is determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as additional data impacting the assumptions is obtained, and recognize any changes in the unaudited condensed consolidated statements of income. See Note 12, Business Acquisition, for further discussion on the contingent consideration.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the six month period ended June 30, 2016:

(in thousands)	Extremities	Knee	Hip	Biologics and Spine	Other	Total
Balance as of December 31, 2015	$4,461	$5,132	$904	$7,553	$800	$18,850
Acquired goodwill	927	1,545	463	—	154	3,089
Foreign currency translation effects	129	134	40	—	23	326
Balance as of June 30, 2016	$5,517	$6,811	$1,407	$7,553	$977	$22,265

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2015 indicated no impairment to goodwill.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at June 30, 2016 and December 31, 2015:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at June 30, 2016
Product licenses and designs	$16,822	$6,208	$10,614	11.0
Patents and trademarks	4,678	3,385	1,293	14.2
Customer relationships	3,503	2,914	589	6.9

Balance at December 31, 2015
Product licenses and designs	$16,675	$5,554	$11,121	11.0
Patents and trademarks	4,678	3,252	1,426	14.2
Customer relationships	2,923	2,831	92	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION

Foreign Currency Transactions

The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency transactions gain (loss)	$200	$110	$926	$(498)
Foreign currency option loss	(102)	(667)	(334)	(261)
Foreign currency gain (loss), net	$98	$(557)	$592	$(759)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.

Foreign Currency Options – During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR), the British Pound (GBP) and the Japanese Yen (JPY). During the six months ended June 30, 2016, we recognized losses of $0.3 million related to these instruments.  The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.

During 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. During the six months ended June 30, 2015, we recognized a loss of $0.3 million in the condensed consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.

Foreign Currency Translation

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, Australian Dollar (AUD) and JPY. During the six months ended June 30, 2016, translation gains were $1.5 million, which were primarily due to the weakening of the GBP and offset partially by the strengthening of the JPY and the AUD in each case against the USD. During the six months ended June 30, 2015, translation losses were $2.8 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2016, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Hedging Activities

We do not enter into or hold derivative instruments for trading or speculative purposes. During December 2015, we terminated our interest rate swap, which we had entered into to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreement was based on dealer quotes. The change in fair value during the six months ended June 30, 2015 of $4,000 was recorded as accumulated other comprehensive loss in the consolidated balance sheets.

6.	INVENTORIES

Inventories are valued at the lower of cost or net realizable value, using a FIFO method, and include implants consigned to customers and agents. The consigned or loaned inventory remains our inventory until we are notified of implantation. We are also required to maintain substantial levels of inventory, as it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery. As a result of this need to maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence, and having to carry inventory in excess of expected sales (slow moving inventory). In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items. For slow moving inventory, this analysis compares the quantity of inventory on hand to the historical sales of such inventory. As a result of this analysis, we record an estimated allowance for slow moving inventory. Due to the nature of slow moving inventory and changes in sales patterns and release schedules, this allowance may fluctuate up or down, as a charge or recovery. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. Allowance charges for the three and six months ended June 30, 2016 were $394,000 and $1,748,000, respectively. Allowance charges for the three and six months ended June 30, 2015 were $491,000 and $529,000, respectively. The allowance charges increased as a result of our inventory builds for new and existing products. We also test our inventory levels for the amount of inventory that we expect to sell within one year. At certain times, such as when we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory can exceed the forecasted level of cost of goods expected to be sold for the next twelve months.  We classify such inventory as non-current.

The following table summarizes our classifications of inventory as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$20,622	$19,481
Work in process	1,791	1,633
Finished goods on hand	15,403	14,497
Finished goods on loan/consignment	48,556	44,813
Inventory total	86,372	80,424
Non-current inventories	11,459	8,995
Inventories, current	$74,913	$71,429

7.	INCOME TAX

At June 30, 2016, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $27.3 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset.  The deferred tax asset associated with these losses was $8.3 million with a valuation allowance of $4.5 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2015, these net operating loss carry forwards totaled $27.3 million, and the deferred tax asset was $8.5 million with a valuation allowance of $4.3 million charged against this deferred tax asset assuming these losses will not be fully realized.

Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any material open examinations in any such jurisdiction. As of June 30, 2016, we had no liability recorded as an uncertain tax benefit.

8.	DEBT

Debt consisted of the following as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 1.75% as of June 30, 2016.	20,000	16,000
Total debt	$20,000	$16,000

The following is a schedule of future debt maturities as of June 30, 2016, for the years ending December 31 (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	20,000
Thereafter	—
$20,000

9.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2016 and December 31, 2015, we had $125,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At June 30, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.5 million and outstanding commitments for the purchase of capital equipment of $8.1 million. Purchases under our distribution agreements were $1.7 million during the six months ended June 30, 2016.

In June 2016 we entered into an agreement to pay a total of $5.9 million for the naming of the Exactech Arena at the newly remodeled Stephen C. O’Connell Center, a sports and entertainment complex on the University of Florida’s campus. Payments will be made annually over the term of the agreement. The sponsorship gives us presence at the venue, use of University of Florida facilities and television coverage and commercial spots on Fox Sports Sun and Fox Sports Florida during arena events. The 10-year agreement will become effective December 1, 2016, and contains an option to extend for an additional five years.

Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of June 30, 2016, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Extremity	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$24,224	$19,190	$12,377	$5,433	$4,900	$—	$66,124
Segment profit (loss)	5,113	718	326	328	157	(136)	6,506
Total assets, net	42,381	74,295	40,822	25,034	9,156	104,101	295,789
Capital expenditures	1,361	2,888	1,516	228	464	2,038	8,495
Depreciation and Amortization	727	1,772	694	233	197	1,084	4,707
2015
Net sales	$20,479	$18,957	$10,944	$5,873	$5,240	$—	$61,493
Segment profit (loss)	4,199	911	497	185	343	(793)	5,342
Total assets, net	35,440	66,031	33,280	23,241	12,803	103,691	274,486
Capital expenditures	857	1,134	761	1,059	422	220	4,453
Depreciation and Amortization	866	1,658	720	276	128	939	4,587

Six Months Ended June 30,	Extremity	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$48,384	$38,577	$23,712	$10,827	$9,922	$—	$131,422
Segment profit (loss)	10,037	1,706	539	457	206	140	13,085
Total assets, net	42,381	74,295	40,822	25,034	9,156	104,101	295,789
Capital expenditures	2,613	4,096	2,518	492	4,603	3,494	17,816
Depreciation and Amortization	1,439	3,760	1,363	495	369	1,941	9,367
2015
Net sales	$41,559	$37,395	$21,895	$11,013	$11,007	$—	$122,869
Segment profit (loss)	8,736	2,127	1,033	325	(20)	(1,267)	10,934
Total assets, net	35,440	66,031	33,280	23,241	12,803	103,691	274,486
Capital expenditures	1,909	3,196	1,678	1,125	660	869	9,437
Depreciation and Amortization	1,573	3,708	1,445	559	266	1,878	9,429

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	June 30, 2016		December 31, 2015
	Domestic	International	Domestic	International
Long lived assets, gross	$166,457	$61,014	$161,672	$53,859
Accumulated depreciation and amortization	(88,484)	(22,165)	(88,958)	(19,391)
Long lived assets, net	77,973	38,849	72,714	34,468
Inventory	$50,876	$35,496	$43,725	$36,699

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2016	2015	% Inc/Decr
Domestic sales	$44,612	$41,295	8.0
International sales	21,512	20,198	6.5
Total sales	$66,124	$61,493	7.5
Six Months Ended June 30,	2016	2015	% Inc/Decr
Domestic sales	$89,185	$82,543	8.0
International sales	42,237	40,326	4.7
Total sales	$131,422	$122,869	7.0

11.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	June 30, 2016			June 30, 2015
Net income	$4,386			$3,661
Basic EPS:
Net income available to common shareholders	$4,386	14,112	$0.31	$3,661	13,947	$0.26
Effect of dilutive securities:
Stock options		186			220
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,386	14,298	$0.31	$3,661	14,167	$0.26

	Six Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2016			June 30, 2015
Net income	$8,788			$7,773
Basic EPS:
Net income available to common shareholders	$8,788	14,084	$0.62	$7,773	13,965	$0.56
Effect of dilutive securities:
Stock options		159			238
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$8,788	14,243	$0.62	$7,773	$14,203	$0.55

For the three months ended June 30, 2016, weighted average options to purchase 185,724 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2015, weighted average options to purchase 323,201 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the six months ended June 30, 2016, weighted average options to purchase 182,625 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2015, weighted average options to purchase 262,770 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:

The following is a summary of the changes in shareholders’ equity for the six months ended June 30, 2016:

	Common Stock		Additional Paid-In	Common Stock Held in	Retained	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Treasury	Earnings	Income (Loss)	Total
Balance December 31, 2015	14,154	$142	$81,963	$—	$158,270	$(11,986)	$228,389
Net income	—	—	—	—	8,788	—	8,788
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,548	1,548
Exercise of stock options	123	1	2,074	—	—	—	2,075
Issuance of restricted common stock for services	9	—	193	—	—	—	193
Issuance of common stock under Employee Stock Purchase Plan	23	—	358	—	—	—	358
Repurchase of common stock	—	—	—	(3,042)	—	—	(3,042)
Compensation cost of stock options	—	—	988	—	—	—	988
Tax impact on stock awards	—	—	(420)	—	—	—	(420)
Balance June 30, 2016	14,309	$143	$85,156	$(3,042)	$167,058	$(10,438)	$238,877

Treasury Stock:

In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two-year period. As of June 30, 2016, we had repurchased 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. We refer to this plan, as amended, as the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2016, there were 417,679 total shares remaining issuable under the 2009 Plan.

The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.0 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. Income tax benefit on exercises of non-qualified stock options was $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, total unrecognized compensation cost related to unvested awards was $1.4 million and is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2016 and changes during the year to date is presented below:

	2016
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,217,003	$18.70
Granted	18,500	23.00
Exercised	(122,644)	16.92		$446
Forfeited or Expired	(139,566)	17.65
Outstanding - June 30	973,293	$19.16	3.74	$7,376
Exercisable - June 30	550,921	$18.01	3.00	$4,808

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech.   Stock options for the purchase of 18,500 shares of common stock were granted during the six months ended June 30, 2016, compared to stock options for the purchase of 176,125 shares of common stock granted during the same period in 2015.

Restricted Stock Awards:

Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2016, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each outside director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2016 is presented below:

Grant date	February 29, 2016	May 31, 2016
Aggregate shares of restricted stock granted	5,190	3,925
Grant date fair value	$97,000	$97,000
Weighted average fair value per share	$18.65	$24.68

During February 2015, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each outside director consisted of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2015 is presented below:

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

Employee Stock Purchase Plan:

On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. In February 2016, our Board of Directors adopted an amendment to the 2009 ESPP, to increase the maximum number of shares issuable under the 2009 ESPP to 450,000, which was approved by our shareholders at our Annual Meeting of Shareholders held on May 2, 2016.  There are four offering periods during an annual period.  As of June 30, 2016, 166,000 shares remained available for purchase under the 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2016	2015
Shares purchased	23,179	19,737
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	32%	31%
Risk free interest rates	0.7%	0.2%
Weighted average per share fair value	$4.08	$5.08

12.	BUSINESS ACQUISITION

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

Upon completion of the acquisition, we effectively concluded a pre-existing distribution agreement for the distribution of our products, which was stated at fair value; therefore, we recognized no impact to the statement of income. The accounting for our acquisition of Exactech Australia is preliminary, pending final results of operations and deferred tax liability determination. The preliminary goodwill was determined as the excess of the consideration over the fair value of the net assets acquired, and was due to the synergies we obtained in the extended service in Australia. Goodwill was allocated to the knee, extremity and hip segments based on expected sales for the segments. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of February 1, 2016 (in thousands):

Amounts at Acquisition
Consideration:
Cash	$1,152
Fair value of contingent consideration	2,435
Total Purchase Price	3,587
Forgiveness of pre-existing debt	2,006
5,593

Acquisition related expenses - incurred as of June 30, 2016	$131

Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	1,616
Property and equipment	722
Current liabilities assumed	(208)
Deferred tax liability assumed	(161)
Identifiable intangible assets	535
2,504
Goodwill	3,089
Net assets acquired	$5,593

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

Contingent Consideration

The following table summarizes the contingent consideration balance and activity for the six month period ended June 30, 2016 (in thousands):

	Exactech Australia	Blue Ortho	Total
Beginning fair value of contingent liability, December 31, 2015	$—	$6,222	$6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	42	98	140
Payments	—	(669)	(669)
Foreign currency translation effects	127	114	241
Contingent liability balance, June 30, 2016	2,604	5,765	8,369
Current liability	(1,276)	(1,411)	(2,687)
Non-current liability	$1,328	$4,354	$5,682

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our unaudited condensed consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the contingent consideration during the six months ended June 30, 2016 was recognized as interest expense in the unaudited condensed consolidated statements of income.

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

Our operating expenses consist of sales and marketing expenses, general and administrative expenses, research and development expenses, and depreciation and amortization expenses. The largest component of operating expenses, sales and marketing expenses, primarily consists of payments made to independent sales representatives for their services to hospitals and surgical facilities on our behalf. These expenses tend to vary and generally relate to our sales volume. Research and development expenses primarily consist of expenditures on projects concerning knee, extremities, spine and hip implant product lines and biologic materials and services.

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

Non-GAAP financial measures – Because we operate internationally, we present the percentage change in sales by reporting segment on a constant currency basis, which is a non-GAAP financial measure.  We calculate this change on a constant currency basis by translating current period sales at the comparable average historical exchange rates for the same period in the prior year. We believe that presenting the percentage change in sales on a constant currency basis assists in the understanding of actual sales fluctuations by excluding the impact of foreign currency fluctuations. Non-GAAP financial measures should be used as a supplement to, but not a substitute for, our financial results reported in accordance with GAAP.

Overview of the Three and Six Months Ended June 30, 2016

During the quarter ended June 30, 2016, sales increased 8% to $66.1 million from $61.5 million in the quarter ended June 30, 2015, with an 8% increase in domestic sales and a 7% increase in international sales. Worldwide gross margins remained at 69% for each of the quarters ended June 30, 2016 and 2015. Operating expenses increased 9% when compared to the quarter ended June 30, 2015; however, as a percentage of sales, operating expenses remained unchanged at 59% during each of the second quarters ended June 30, 2016 and 2015. Net income for the quarter ended June 30, 2016 increased 20%, and diluted earnings per share was $0.31 as compared to $0.26 in the same quarter last year, which was primarily a result of the increase in sales.

During the six months ended June 30, 2016, sales increased 7% to $131.4 million from $122.9 million in the six months ended June 30, 2015, with an 8% increase in the domestic sales, primarily due to improvements in our domestic sales organization. Our international sales increased 5%, which reflected the improvement in sales to certain of our international markets. On a constant currency basis, international sales increased 5%. Worldwide gross margins remained at 69% in each of the first six months of 2016 and 2015. Operating expenses increased 7% when compared to the quarter ended June 30, 2015; however, as a percentage of sales, operating expenses remained unchanged at 59% during each of the six month periods of 2016 and 2015.  Net income for the six months ended June 30, 2016 increased 13%, and diluted earnings per share was $0.62 as compared to $0.55 in the same six months last year, which was primarily a result of the increase in sales.

During the six months ended June 30, 2016, we acquired $17.8 million in property and equipment, including a facility in Australia and surgical instrumentation. As of June 30, 2016, cash outlays for our February 2016 acquisition of Exactech Australia, our independent distributor in Australia, were $1.2 million. Net cash flow from operations was $12.9 million for the six months ended June 30, 2016, as compared to net cash flow from operations of $18.3 million during the six months ended June, 2015. The decrease was primarily due to increased purchases of inventory, which was partially offset by higher accounts payable in the first six months of 2016, as compared to the first six months of 2015.

The following tables include the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and six month periods ended June 30, 2016 and June 30, 2015. The constant currency is calculated by translating current period sales at the average historical exchange rates for the same period in the prior year:

Sales by Product Line ($ in 000’s)
	Three Months Ended				Inc (decr)
	June 30, 2016		June 30, 2015		2016 - 2015	Constant Currency
Extremity	$24,224	36.6%	$20,479	33.3%	18.3%	18.2%
Knee	19,190	29.0	18,957	30.8	1.2	0.4
Hip	12,377	18.7	10,944	17.8	13.1	11.7
Biologics and Spine	5,433	8.2	5,873	9.6	(7.5)	(7.7)
Other	4,900	7.4	5,240	8.5	(6.5)	(8.2)
Total	$66,124	100.0%	$61,493	100.0%	7.5%	6.8%

	Six Months Ended				Inc (decr)
	June 30, 2016		June 30, 2015		2016 - 2015	Constant Currency
Extremity	$48,384	36.8%	$41,559	33.8%	16.4%	16.7%
Knee	38,577	29.4	37,395	30.4	3.2	3.0
Hip	23,712	18.0	21,895	17.8	8.3	8.0
Biologics and Spine	10,827	8.1	11,013	9.0	(1.7)	(1.2)
Other	9,922	7.5	11,007	9.0	(9.9)	(10.3)
Total	$131,422	100.0%	$122,869	100.0%	7.0%	6.9%

The following tables include the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and six month periods ended June 30, 2016 and June 30, 2015:

Sales by Geographic Distribution ($ in 000’s)
	Three Months Ended				Inc (decr)
	June 30, 2016		June 30, 2015		2016 - 2015	Constant Currency
Domestic Sales	$44,612	67.5%	$41,295	67.2%	8.0%	8.0%
International Sales	21,512	32.5%	20,198	32.8%	6.5%	4.3%
Total	$66,124	100.0%	$61,493	100.0%	7.5%	6.8%

	Six Months Ended				Inc (decr)
	June 30, 2016		June 30, 2015		2016 - 2015	Constant Currency
Domestic Sales	$89,185	67.9%	$82,543	67.2%	8.0%	8.0%
International Sales	42,237	32.1%	40,326	32.8%	4.7%	4.6%
Total	$131,422	100.0%	$122,869	100.0%	7.0%	6.9%

The following tables include items from the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months June 30,		2016 – 2015 Inc (decr)		% of Sales
	2016	2015	$	%	2016	2015
Net sales	$66,124	$61,493	4,631	7.5	100.0%	100.0%
Cost of goods sold	20,268	19,334	934	4.8	30.7	31.4
Gross profit	45,856	42,159	3,697	8.8	69.3	68.6
Operating expenses:
Sales and marketing	23,835	21,464	2,371	11.0	36.0	34.9
General and administrative	5,640	5,776	(136)	(2.4)	8.5	9.4
Research and development	5,329	4,602	727	15.8	8.1	7.5
Depreciation and amortization	4,410	4,182	228	5.5	6.7	6.8
Total operating expenses	39,214	36,024	3,190	8.9	59.3	58.6
Income from operations	6,642	6,135	507	8.3	10.0	10.0
Other income (expense), net	(136)	(793)	657	82.8	(0.2)	(1.3)
Income before taxes	6,506	5,342	1,164	21.8	9.8	8.7
Provision for income taxes	2,120	1,681	439	26.1	3.2	2.7
Net income	$4,386	$3,661	725	19.8	6.6%	6.0%

	Six Months June 30,		2016 – 2015 Inc (decr)		% of Sales
	2016	2015	$	%	2016	2015
Net sales	$131,422	$122,869	8,553	7.0	100.0%	100.0%
Cost of goods sold	40,636	37,976	2,660	7.0	30.9	30.9
Gross profit	90,786	84,893	5,893	6.9	69.1	69.1
Operating expenses:
Sales and marketing	47,154	43,314	3,840	8.9	35.9	35.3
General and administrative	11,554	11,623	(69)	(0.6)	8.8	9.5
Research and development	10,399	9,131	1,268	13.9	7.9	7.4
Depreciation and amortization	8,734	8,624	110	1.3	6.6	7.0
Total operating expenses	77,841	72,692	5,149	7.1	59.2	59.2
Income from operations	12,945	12,201	744	6.1	9.9	9.9
Other income (expense), net	140	(1,267)	1,407	111.0	0.1	(1.0)
Income before taxes	13,085	10,934	2,151	19.7	10.0	8.9
Provision for income taxes	4,297	3,161	1,136	35.9	3.3	2.6
Net income	$8,788	$7,773	1,015	13.1	6.7%	6.3%

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Sales

For the quarter ended June 30, 2016, sales increased 8% to $66.1 million from $61.5 million in the quarter ended June 30, 2015, as a result of the improvements in our domestic sales organization and international growth.  Domestic sales increased 8% and international sales grew 7%. Sales of our extremity products increased 18% to $24.2 million as compared to $20.5 million for the same period in 2015, as our expanded Equinoxe® shoulder system continued to gain market share. Sales of knee implant products increased 1% to $19.2 million for the quarter ended June 30, 2016, as compared to $19.0 million for the same quarter in 2015, primarily as a result of our domestic sales increase.  Hip implant sales of $12.4 million during the quarter ended June 30, 2016 increased 13% from $10.9 million during the quarter ended June 30, 2015, as our new Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Sales from biologics and spine decreased 7% during the quarter ended June 30, 2016 to $5.4 million from $5.9 million in the comparable quarter in 2015, primarily as a result of the divestiture of our oral dental product line at the beginning of 2016 and pricing pressure on our core biologic products and services. Sales of all other products decreased to $4.9 million as compared to $5.2 million in the same quarter last year, primarily as a result of lower cement sales.

For the six months ended June 30, 2016, sales increased 7% to $131.4 million from $122.9 million in the six months ended June 30, 2015, as a result of the improvements in our domestic sales organization and international growth. International sales increased 5% as a result of improved sales in certain of our international markets. Domestic sales increased 8% as we continue to deliver benefits from our sales organization changes over the last couple of years. Sales of our extremity products increased 16% to $48.4 million as compared to $41.6 million for the same period in 2015, as our Equinoxe® platform shoulder system with its reverse components continued to gain market share as a result of its clinical performance in improving patient outcomes. Sales of knee implant products increased 3% to $38.6 million for the six months ended June 30, 2016, as compared to $37.4 million for the same six months in 2015, primarily as a result of contributions from our Optetrak Logic® system, as well as the recently released revision system.  Hip implant sales of $23.7 million during the six months ended June 30, 2016 increased 8% from $21.9 million during the six months ended June 30, 2015, as our new Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Sales from biologics and spine decreased 2% during the six months ended June 30, 2016 to $10.8 million from $11.0 million in the comparable six months in 2015, primarily as a result of the divestiture of our oral dental product line and partially offset by contributions from spine implant system launches. Sales of all other products decreased to $9.9 million as compared to $11.0 million in the same six months last year, primarily as a result of lower instrumentation sales in international markets and lower cement sales.

Gross Profit

Gross profit increased to $45.9 million in the quarter ended June 30, 2016 from $42.2 million in the quarter ended June 30, 2015. As a percentage of sales, gross profit remained at 69% during each of the quarters ended June 30, 2016 and 2015. Gross profit increased to $90.8 million in the six months ended June 30, 2016 from $84.9 million in the six months ended June 30, 2015.  As a percentage of sales, gross profit remained at 69% during each of the six months ended June 30, 2016 and 2015. The increase in the three and six months of 2016 was primarily a result of increased worldwide sales. Looking forward to the remainder of 2016, we expect gross profit, as a percentage of sales, to decrease approximately 0.20-0.80% on a comparative basis due to pricing pressures.

Operating Expenses

Total operating expenses increased 9% to $39.2 million in the quarter ended June 30, 2016 from $36.0 million in the quarter ended June 30, 2015. As a percentage of sales, total operating expenses remained at 59% for each of the quarters ended June 30, 2016 and 2015. Total operating expenses increased 7% to $77.8 million in the six months ended June 30, 2016 from $72.7 million in the six months ended June 30, 2015. As a percentage of sales, total operating expenses remained at 59% for each of the six months ended June 30, 2016 and 2015, as a result of our continued focus on controlling general operating expenses.

Sales and marketing expenses, which is the largest component of total operating expenses, increased 11% for the quarter ended June 30, 2016 to $23.8 million from $21.5 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, increased to 36% for the quarter ended June 30, 2016 from 35% for the same quarter in 2015. Sales and marketing expenses increased 9% for the six months ended June 30, 2016 to $47.2 million from $43.3 million in the same six month period last year. Sales and marketing expenses, as a percentage of sales, increased to 36% for the six months ended June 30, 2016 from 35% in 2015. The increase for the three and six months ended June 30, 2016 was partially related to operating expenses of our newly acquired Australian distributor, as well as increased variable selling costs. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the remainder of 2016.

General and administrative expenses decreased 2% to $5.6 million for the quarter ended June 30, 2016. As a percentage of sales, general and administrative expenses decreased to 8.5% for the quarter ended June 30, 2016, as compared to 9.4% for the same quarter of 2015. General and administrative expenses decreased 1% to $11.6 million for the six months ended June 30, 2016. As a percentage of sales, general and administrative expenses decreased to 8.8% for the six months ended June 30, 2016, as compared to 9.5% for the same period of 2015. The decrease in the percentage of sales was primarily due to lower legal expenses and a result of our efforts to control operating expenses. General and administrative expenses for the remainder of 2016 are expected to be in the range of 8.5% to 9.5% of sales.

Research and development expenses increased 16% for the quarter ended June 30, 2016 to $5.3 million from $4.6 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 8% for the quarter ended June 30, 2016 as compared to 7% for the quarter ended June 30, 2015. Research and development expenses increased 14% for the six months ended June 30, 2016 to $10.4 million from $9.1 million in the same quarter last year. As a percentage of sales, research and development expenses increased to 8% for the six months ended June 30, 2016 as compared to 7% for the six months ended June 30, 2015. The increase in research and development expenses was a result of continuing product development costs to support new product launches. We expect research and development expenses ranging from 7.5% to 8.5% of sales for the remainder of 2016.

Depreciation and amortization increased 5% to $4.4 million for the quarter ended June 30, 2016 from $4.2 million during the same quarter in 2015. As a percentage of sales, depreciation and amortization expense remained relatively flat at 7% during each of the quarters ended June 30, 2016 and 2015. Depreciation and amortization increased 1% to $8.7 million for the six months ended June 30, 2016 from $8.6 million during the same period in 2015. As a percentage of sales, depreciation and amortization expense remained relatively flat at 7% during each of the six month periods ended June 30, 2016 and 2015. We placed $14.2 million of surgical instrumentation, $1.0 million in facility additions, and $2.1 million of equipment in service during the first half of 2016.

Income from Operations

Our income from operations increased 8% to $6.6 million, or 10% of sales, in the quarter ended June 30, 2016 from $6.1 million, or 10% of sales, in the quarter ended June 30, 2015. The increase in our income from operations for the three months ended June 30, 2016 was primarily a result of our sales increase. Our income from operations increased 6% to $12.9 million, or 10% of sales, in the six months ended June 30, 2016 from $12.2 million, or 10% of sales, in the six months ended June 30, 2015. The increase in our income from operations for the six months ended June 30, 2016 was primarily a result of our sales increase, which was offset by a modest increase in operating expenses. Looking forward, we expect operating expenses for the remainder of 2016 to grow approximately 5-8%, and together with an anticipated increase in revenue of 2-6% we anticipate income from operations, as a percentage of sales, to increase by 0.5-1.5% for the remainder of 2016.

Other Income and Expenses

We had other expenses, net of other income, of $0.1 million during the quarter ended June 30, 2016, compared to other expenses, net of other income of $0.8 million in the quarter ended June 30, 2015. The change for the quarter was primarily a result of net foreign currency gains of $0.1 million for the quarter ended June 30, 2016, as compared to net foreign currency losses of $0.6 million for the same quarter of 2015. The increase in currency gains in the quarter ended June 30, 2016 was primarily due to the strengthening of the Australian Dollar (AUD) and the JPY against the USD offset by the weakening of the British Pound (GBP) on intercompany debt during the quarter ended June 30, 2016, as compared to the strengthening of the USD against the EUR and JPY during the quarter ended June 30, 2015. Net interest expense was relatively unchanged at $0.3 million for each of the quarters ended June 30, 2016 and 2015.

We had other income, net of other expense, of $0.1 million during the six months ended June 30, 2016, compared to other expenses, net of other income of $1.3 million in the six months ended June 30, 2015. The change for the six months was primarily a result of net foreign currency gains of $0.6 million for the six months ended June 30, 2016, as compared to net foreign currency losses of $0.8 million for the same six months of 2015. The increase in currency gains in the six months ended June 30, 2016 was primarily due to the strengthening of the Australian Dollar (AUD) and the JPY against the USD on intercompany debt during the six months ended June 30, 2016, as compared to the strengthening of the USD against the EUR and JPY during the six months ended June 30, 2015. Net interest expense was $0.5 million for the six months ended June 30, 2016, compared to $0.6 million for the same six months in 2015.

Taxes and Net Income

Income before provision for income taxes increased 22% to $6.5 million in the quarter ended June 30, 2016 from $5.3 million in the quarter ended June 30, 2015, primarily due to the impact of sales growth and foreign currency gains. The effective tax rate, as a percentage of income before taxes, was 33% for the quarter ended June 30, 2016, compared to 31% for the same quarter in 2015, primarily as a result of the change in the mix of income in the different tax jurisdictions.  As a result of the foregoing, we realized net income of $4.4 million in the quarter ended June 30, 2016, an increase of 20% from $3.7 million in the quarter ended June 30, 2015. As a percentage of sales, net income increased to 7% for the quarter ended June 30, 2016, compared to 6% for the same period in 2015. Earnings per share, on a diluted basis, increased to $0.31 for the quarter ended June 30, 2016, from $0.26 for the quarter ended June 30, 2015.

Income before provision for income taxes increased 20% to $13.1 million in the six months ended June 30, 2016 from $10.9 million in the six months ended June 30, 2015, primarily due to the impact of sales growth and foreign currency gains. The effective tax rate, as a percentage of income before taxes, was 33% for the six months ended June 30, 2016, compared to 29% for the same period in 2015, primarily as a result of the change in the mix of income in the different tax jurisdictions and an elimination of a tax valuation allowance in Spain in the quarter ended March 31, 2015.  As a result of the foregoing, we realized net income of $8.8 million in the six months ended June 30, 2016, an increase of 13% from $7.8 million in the six months ended June 30, 2015. As a percentage of sales, net income increased to 7% for the six month period ended June 30, 2016, compared to 6% for the same six months in 2015. Earnings per share, on a diluted basis, increased to $0.62 for the six months ended June 30, 2016, from $0.55 for the six months ended June 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. As of June 30, 2016, we had working capital of $112.9 million, a 1.7% decrease from $114.8 million at the end of 2015. Working capital in 2016 decreased primarily as a result of our use of cash for increased equipment purchases, as well as stock repurchases, and payments for acquisitions.

We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of June 30, 2016, $4.3 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States. There are currently no restrictions against repatriation of this cash.

Operating Activities – Operating activities provided net cash of $12.9 million in the six months ended June 30, 2016, as compared to net cash from operations of $18.3 million during the six months ended June 30, 2015. This decrease in the first six months of 2016 was primarily related to the increase in inventory, which used cash of $6.7 million for the six months ended June 30, 2016, offset partially by an increase in accounts payable of $1.5 million, in contrast to a decrease in inventory purchases providing $3.3 million and a $1.4 million increase in cash flow from accounts payable during the six months ended June 30, 2015. Accounts receivable used net cash of $2.0 for the six months ended June 30, 2016 compared to use of net cash of $3.1 million for the six months ended June 30, 2015. The change in total accounts receivable was due to increased sales during the first six months of 2016. Our allowance for doubtful accounts and sales returns increased to $1.2 million at June 30, 2016 from $1.0 million at December 31, 2015. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 73 for the six month period ended June 30, 2016, as compared to 76 for the six month period ended June 30, 2015, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside of the United States tend to be relatively longer than those in the United States.

Investing Activities - Investing activities used net cash of $18.2 million in the six months ended June 30, 2016, as compared to $14.2 million used in the six months ended June 30, 2015. The primary reason for the increase was our increased cash outlays for surgical instrumentation, facility and manufacturing equipment, which were $17.3 million during the six month period ended June 30, 2016, as compared to cash outlays of $9.1 million for purchases of surgical instrumentation and manufacturing equipment during the same period of 2015.

In February 2016, we acquired Exactech Australia and paid cash consideration of $1.2 million at closing and recognized a preliminary contingent consideration of $2.4 million, which we expect to be paid over the next two years. We funded our acquisition from cash flow from operations. We acquired $1.6 million in current assets, $0.7 million in property and equipment, $0.5 million in identifiable intangible assets, assumed $0.2 million in current liabilities and assumed preliminary deferred taxes of $0.2 million. We have recognized a preliminary goodwill amount of $3.1 million. Our accounting for the acquisition is preliminary and pending final pre-acquisition results and asset valuations. As of June 30, 2016, $1.3 million of the $2.6 million contingent consideration balance was classified in current liabilities due to the expected timing of the earn-out payments.

In January 2015, we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized contingent consideration of $7.1 million, which we expect to pay over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.3 million in current assets, $0.2 million in property and equipment, $7.5 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed deferred taxes of $2.5 million. We have recognized a goodwill amount of $6.5 million. We finalized our accounting for the acquisition during the fourth quarter of 2015. As of June 30, 2016 we had $5.8 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $1.4 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $4.4 million preliminary contingent liability is classified as other non-current liabilities.

Financing Activities - Financing activities used net cash of $2.7 million in the six months ended June 30, 2016, as compared to $0.8 million in net cash provided for the six months ended June 30, 2015. In the first six months of 2016, we increased the amount outstanding under our line of credit by $4.0 million, as compared to net repayments of debt of $1.5 million in the first six months of 2015 related to payments on our previous term loan. During the first six months of 2016, we paid contingent consideration payments to the former shareholders of Blue Ortho of $0.7 million, and we used cash of $3.0 million for the repurchase of our common stock. Proceeds from the exercise of stock options provided cash of $2.4 million during the six months ended June 30, 2016, as compared to $2.3 million during the six months ended June 30, 2015, and we used the proceeds to fund general working capital.

Long-term Debt

In December 2015, we entered into a new revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, of which, a portion is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of June 30, 2016, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 - Debt to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Commitments and Contingencies

At June 30, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.5 million and outstanding commitments for the purchase of capital equipment of $8.1 million. Purchases under our distribution agreements were $1.7 million during the six months ended June 30, 2016.

In June 2016 we entered into an agreement to pay a total of $5.9 million for the naming of the Exactech Arena at the newly remodeled Stephen C. O’Connell Center, a sports and entertainment complex on the University of Florida’s campus. Payments will be made annually over the term of the agreement. The sponsorship agreement gives us presence at the venue, use of University of Florida facilities and television coverage and commercial spots on Fox Sports Sun and Fox Sports Florida during arena events. The 10-year agreement will become effective December 1, 2016, and contains an option to extend for an additional five years.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect”, “plan” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements. Except where the context otherwise requires, the terms, “we”, “us”, “our”, “the Company,” or “Exactech” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

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

The table below provides information about our line of credit, which is currently our sole financial instrument sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligation. We believe that the amounts presented reasonably approximate the financial instrument's fair market value as of June 30, 2016, and the weighted average interest rate for the six months ended June 30, 2016:

(in thousands, except percentages)	2016	2017	2018	2019	Thereafter	Total
Liabilities
Line of Credit at variable interest rate	$—	$—	$—	$—	$20,000	$20,000
Weighted average interest rate	2.0%

Foreign Currency Risk

Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), Japanese Yen (JPY) and Australian Dollar (AUD). During the six months ended June 30, 2016, translation gains were $1.5 million, which were primarily due to the strengthening of the JPY and AUD against the USD. During the six months ended June 30, 2015, translation losses were $2.8 million.

Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in our consolidated financial statements. We recognized currency transaction gains of $0.9 million for the six months ended June 30, 2016, primarily due to the strengthening of the JPY and AUD as compared to the USD, and currency transaction losses of $0.5 million during the same period in 2015. We currently believe that our exchange rate risk exposure is not material to our operations.

Foreign Currency Options – During the first half of 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the USD against the EUR, GBP and the JPY. During the six months ended June 30, 2016, we recognized losses of $0.3 million related to these instruments because the USD weakened against the EUR and the JPY and strengthened against the GBP.  The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

During the first half of 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. As of June 30, 2015, we had two foreign currency forward contracts with six month terms. During the six months ended June 30, 2015, we recognized a loss of $0.3 million on the condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2016 and December 31, 2015, we had $125,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 6. Exhibits

(a) Exhibit	Description

10.1	Amendment No. 2 to Exactech, Inc. 2009 Employee Stock Purchase Plan, filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2016.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date:	August 9, 2016	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	August 9, 2016	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer