Form 10-Q
period 2016-09-30
EXACTECH INC
filed 2016-11-08
CIK 913165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2016
Common Stock, $.01 par value	14,184,877

EXACTECH, INC.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2016 and September 30, 2015	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	30

Signatures		31

Item 1. Financial Statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,613	$12,713
Accounts receivable, net of allowances of $1,122 and $1,011	50,712	52,442
Prepaid expenses and other assets, net	3,615	2,552
Income taxes receivable	229	486
Inventories – current	77,566	71,429
Total current assets	144,735	139,622
PROPERTY AND EQUIPMENT:
Land	4,510	4,494
Machinery and equipment	39,968	37,008
Surgical instruments	134,426	123,533
Furniture and fixtures	4,665	4,655
Facilities	21,366	20,348
Projects in process	3,334	1,218
Total property and equipment	208,269	191,256
Accumulated depreciation	(102,046)	(96,713)
Net property and equipment	106,223	94,543
OTHER ASSETS:
Deferred financing and deposits, net	889	858
Deferred tax assets	1,204	—
Non-current inventories	12,341	8,995
Product licenses and designs, net	10,396	11,121
Patents and trademarks, net	1,228	1,426
Customer relationships, net	577	92
Goodwill	22,479	18,850
Total other assets	49,114	41,342
TOTAL ASSETS	$300,072	$275,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,111	$13,932
Income taxes payable	2,046	603
Accrued expenses and other liabilities	11,112	9,498
Other current liabilities	3,172	792
Total current liabilities	30,441	24,825
LONG-TERM LIABILITIES:
Deferred tax liabilities	213	443
Line of credit	20,000	16,000
Other long-term liabilities	5,607	5,850
Total long-term liabilities	25,820	22,293
Total liabilities	56,261	47,118
SHAREHOLDERS’ EQUITY:
Common stock	143	142
Additional paid-in capital	86,120	81,963
Treasury Stock	(3,042)	—
Accumulated other comprehensive loss	(9,633)	(11,986)
Retained earnings	170,223	158,270
Total shareholders’ equity	243,811	228,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,072	$275,507

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2016	2015	2016	2015
NET SALES	$59,919	$56,237	$191,341	$179,106
COST OF GOODS SOLD	18,772	16,597	59,408	54,573
Gross profit	41,147	39,640	131,933	124,533
OPERATING EXPENSES:
Sales and marketing	21,684	20,587	68,838	63,901
General and administrative	5,186	5,180	16,740	16,803
Research and development	5,096	5,258	15,495	14,389
Depreciation and amortization	4,592	4,073	13,326	12,697
Total operating expenses	36,558	35,098	114,399	107,790
INCOME FROM OPERATIONS	4,589	4,542	17,534	16,743
OTHER INCOME (EXPENSE):
Interest income	29	3	35	7
Other income	43	26	115	91
Interest expense	(186)	(283)	(716)	(860)
Foreign currency gain (loss), net	73	(103)	665	(862)
Total other income (expense)	(41)	(357)	99	(1,624)
INCOME BEFORE INCOME TAXES	4,548	4,185	17,633	15,119
PROVISION FOR INCOME TAXES	1,383	1,307	5,680	4,468
NET INCOME	$3,165	$2,878	$11,953	$10,651
BASIC EARNINGS PER SHARE	$0.22	$0.20	$0.85	$0.76
DILUTED EARNINGS PER SHARE	$0.22	$0.20	$0.84	$0.75

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2016	2015	2016	2015
Net Income	$3,165	$2,878	$11,953	$10,651
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedge	—	2	—	6
Change in currency translation	805	60	2,353	(2,726)
Other comprehensive income (loss), net of tax	805	62	2,353	(2,720)
Comprehensive income	$3,970	$2,940	$14,306	$7,931

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Month Periods Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$11,953	$10,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	111	(139)
Inventory allowance	3,434	3,489
Depreciation and amortization	14,246	13,831
Restricted common stock issued for services	290	310
Compensation cost of stock awards	1,274	1,359
Loss on disposal of equipment	1,725	1,162
Loss on disposal of intangible assets	—	22
Foreign currency option loss	21	387
Foreign currency exchange (gain) loss	(1,081)	475
Deferred income taxes	(1,595)	(1,551)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	1,678	(315)
Prepaids and other assets	(988)	(1,390)
Inventories	(11,487)	328
Accounts payable	77	(2,174)
Income taxes receivable/payable	1,716	928
Accrued expense & other liabilities	470	985
Net cash provided by operating activities	21,844	28,358
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,499)	(18,751)
Purchase of business, net of cash acquired	(833)	(2,005)
Proceeds from sale of property and equipment	120	—
Purchase of intangible assets	(25)	—
Net cash used in investing activities	(25,237)	(20,756)
FINANCING ACTIVITIES:
Net borrowings on line of credit	4,000	—
Principal payments on debt	—	(2,250)
Payments of contingency consideration	(669)	(676)
Payments on capital leases	(32)	(50)
Debt issuance costs	—	(15)
Repurchase of common stock	(3,042)	—
Proceeds from issuance of common stock	3,014	2,554
Net cash provided by financing activities	3,271	(437)
Effect of foreign currency translation on cash and cash equivalents	22	(165)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100)	7,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,713	10,051
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,613	$17,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$417	$614
Income taxes	6,816	5,443
Non-cash investing and financing activities:
Cash flow hedge gain, net of tax	—	6
Capitalized lease additions	29	8
Purchase of equipment payable	434	124
Business combination, contingent consideration payable	2,377	6,343

See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company”, “Exactech”, “we”, “us” or “our”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

During the first quarter of 2016, we changed the classification of surgical instrumentation not yet placed in service from non-current inventory in the other assets category to surgical instrumentation in the property, plant and equipment category. In order to present comparable financial statements, we reclassified $14.4 million of non-current inventory in the December 31, 2015 balance sheet to property, plant and equipment. We also reclassified the effect of the classification change on the cash flow statement for the nine months ended September 30, 2015 by reducing cash used for inventory by $4.8 million in cash flow from operations and increasing the cash used for property, plant and equipment in cash flow from investing. The prior period reclassification had no impact on our condensed consolidated statements of income or equity in the condensed consolidated balance sheets.

During the third quarter of 2016, we reclassified the inventory allowance reconciling items for the nine months ended September 30, 2015 reported on the cash flow statement and in Note 6 to the condensed consolidated financial statements.  The prior period change resulted in no impact on our operating cash flows in our condensed consolidated statements of cash flows, our condensed consolidated statements of income or equity in the condensed consolidated balance sheets.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which allows recognition of the income tax consequences upon intra-entity transfers of assets other than inventory when the transfer occurs. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

In August 2016, the FASB issued new guidance to clarify how certain transactions are presented and classified in the statement of cash flows. The guidance is aimed at reducing the existing diversity in practice. The guidance will be effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

In March 2016, the FASB issued updated guidance related to accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December

15, 2016, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

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

Our financial instruments include cash and cash equivalents, trade receivables, debt, and foreign currency hedges. The carrying amounts of cash and cash equivalents, and trade receivables approximate fair value due to their short maturities. The carrying amount of debt approximates fair value due to the variable interest rate associated with the debt. The fair values of foreign currency hedges are based on dealer quotes.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Liabilities
Contingent consideration	$8,599	$—	$—	$8,599
Total:	$8,599	$—	$—	$8,599

December 31, 2015
Liabilities
Contingent consideration	$6,222	$—	$—	$6,222
Total:	$6,222	$—	$—	$6,222

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

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill – The following table provides the changes to the carrying value of goodwill for the nine month period ended September 30, 2016:

(in thousands)	Extremities	Knee	Hip	Biologics and Spine	Other	Total
Balance as of December 31, 2015	$4,461	$5,132	$904	$7,553	$800	$18,850
Acquired goodwill	927	1,545	463	—	154	3,089
Foreign currency translation effects	208	227	69	—	36	540
Balance as of September 30, 2016	$5,596	$6,904	$1,436	$7,553	$990	$22,479

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2016 has not been completed.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at September 30, 2016 and December 31, 2015:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at September 30, 2016
Product licenses and designs	$16,942	$6,546	$10,396	11.0
Patents and trademarks	4,679	3,451	1,228	14.2
Customer relationships	3,534	2,957	577	6.9

Balance at December 31, 2015
Product licenses and designs	$16,675	$5,554	$11,121	11.0
Patents and trademarks	4,678	3,252	1,426	14.2
Customer relationships	2,923	2,831	92	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION

Foreign Currency Transactions

The following table provides information on the components of our foreign currency transactions recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency transactions gain (loss)	$155	$23	$1,081	$(475)
Foreign currency option loss	(82)	(126)	(416)	(387)
Foreign currency gain (loss), net	$73	$(103)	$665	$(862)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.

Foreign Currency Options – During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR), the British Pound (GBP) and the Japanese Yen (JPY). During the nine months ended September 30, 2016, we recognized losses of $0.4 million related to these instruments.  The recognized losses were recorded in other income

(expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.

During 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. During the nine months ended September 30, 2015, we recognized a loss of $0.4 million in the condensed consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.

Foreign Currency Translation

We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, Australian Dollar (AUD) and JPY. During the nine months ended September 30, 2016, translation gains were $2.4 million, which were primarily due to the weakening of the GBP and offset partially by the strengthening of the JPY and the AUD in each case against the USD. During the nine months ended September 30, 2015, translation losses were $2.7 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. We do not expect that translation gains and losses for the balance of the year ending December 31, 2016 will have a material adverse effect on our financial position, results of operations or cash flows.

Hedging Activities

We do not enter into or hold derivative instruments for trading or speculative purposes. During December 2015, we terminated our interest rate swap, which we had entered into to eliminate variability in future cash flows by converting LIBOR-based variable-rate interest payments into fixed-rate interest payments. The fair value of our interest rate swap agreement was based on dealer quotes. The change in fair value during the nine months ended September 30, 2015 of $6,000 was recorded as accumulated other comprehensive loss in the consolidated balance sheets.

6.	INVENTORIES

Inventories are valued at the lower of cost or net realizable value using a FIFO inventory method. Inventory is comprised of implants and instruments held for sale, including implants consigned or loaned to customers and agents. The consigned or loaned inventory remains our inventory until we are notified of the implantation. We are required to maintain substantial levels of inventory because it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery, and certain sizes are typically used less frequently than the “standard” sizes. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery, including unusual sizes that will be sold less frequently than “standard” sizes. Although we may conclude that it is more likely than not that all quantities on hand of certain sizes will eventually not be sold, we do not consider such items “excess inventory,” as our business model requires that we maintain such quantities in order to sell the “standard” sizes. As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company.

An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. Due to the nature of slow moving inventory changes in sales patterns from historical trends and future product release schedules, this could impact our allowance analysis. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for discrepant inventory to allow for items that are lost or damaged.  Allowance charges for the three and nine months ended September 30, 2016 were $1.1 million and $3.4 million, respectively. Allowance charges for the three and nine months ended September 30, 2015 were $1.4 million and $3.5 million, respectively.

We also test our inventory levels for the amount of inventory that we expect to sell within one year. Due to the scope of products required to support surgeries and the fact that we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory often exceeds the forecasted level of cost of goods sold for the next twelve months. We classify our estimate of such inventory as non-current.

The following table summarizes our classifications of inventory as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$21,437	$19,481
Work in process	1,609	1,633
Finished goods on hand	16,524	14,497
Finished goods on loan/consignment	50,337	44,813
Inventory total	89,907	80,424
Non-current inventories	12,341	8,995
Inventories, current	$77,566	$71,429

7.	INCOME TAX

At September 30, 2016, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $29 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset.  The deferred tax asset associated with these losses was $8.7 million with a valuation allowance of $4.8 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2015, these net operating loss carry forwards totaled $27.3 million, and the deferred tax asset was $8.5 million with a valuation allowance of $4.3 million charged against this deferred tax asset assuming these losses will not be fully realized.

Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any material open examinations in any such jurisdiction. As of September 30, 2016, we had no liability recorded as an uncertain tax benefit.

8.	DEBT

Debt consisted of the following as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 1.81% as of September 30, 2016.	20,000	16,000
Total debt	$20,000	$16,000

The following is a schedule of future debt maturities as of September 30, 2016, for the years ending December 31 (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	20,000
Thereafter	—
$20,000

9.	COMMITMENTS AND CONTINGENCIES

Litigation

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2016 and December 31, 2015, we had $120,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments

At September 30, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.5 million and outstanding commitments for the purchase of capital equipment of $5.4 million. Purchases under our distribution agreements were $2.5 million during the nine months ended September 30, 2016.

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

Our Taiwanese subsidiary, Exactech Taiwan, entered into a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions. As of September 30, 2016, we have paid approximately $2.1 million for the licenses, patents, and equipment related to this license agreement, and we will make royalty payments when the technology becomes marketable. Using the technology, we plan to launch a cartilage repair program that will include a device and method for the treatment and repair of cartilage in the knee joint. It is expected that the project will require us to complete human clinical trials under the guidance of the Food & Drug Administration in order to obtain pre-market approval for the device in the United States. The agreement terms include a license fee based on the achievement of specific, regulatory milestones and a royalty arrangement based on sales once regulatory clearances are established.

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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Extremity	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$22,776	$16,980	$11,590	$4,359	$4,214	$—	$59,919
Segment profit (loss)	4,663	600	26	(542)	(158)	(41)	4,548
Total assets, net	45,513	73,962	41,541	24,579	9,640	104,837	300,072
Capital expenditures	1,761	481	1,401	539	334	2,655	7,171
Depreciation and Amortization	1,103	1,307	957	381	306	825	4,879
2015
Net sales	$19,974	$15,313	$9,925	$5,663	$5,362	$—	$56,237
Segment profit (loss)	3,761	521	60	70	130	(357)	4,185
Total assets, net	37,033	67,479	34,014	22,442	13,220	102,978	277,166
Capital expenditures	1,237	1,380	1,243	70	8	661	4,599
Depreciation and Amortization	620	1,729	629	255	140	1,029	4,402

Nine Months Ended September 30,	Extremity	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$71,160	$55,557	$35,302	$15,186	$14,136	$—	$191,341
Segment profit (loss)	14,700	2,306	565	(85)	48	99	17,633
Total assets, net	45,513	73,962	41,541	24,579	9,640	104,837	300,072
Capital expenditures	4,374	4,577	3,919	1,031	4,937	6,149	24,987
Depreciation and Amortization	2,542	5,067	2,320	876	675	2,766	14,246
2015
Net sales	$61,533	$52,708	$31,820	$16,676	$16,369	$—	$179,106
Segment profit (loss)	12,498	2,648	1,093	395	109	(1,624)	15,119
Total assets, net	37,033	67,479	34,014	22,442	13,220	102,978	277,166
Capital expenditures	3,146	4,576	2,921	1,195	668	1,530	14,036
Depreciation and Amortization	2,193	5,437	2,074	814	406	2,907	13,831

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	September 30, 2016		December 31, 2015
	Domestic	International	Domestic	International
Long lived assets, gross	$170,170	$63,255	$161,672	$53,859
Accumulated depreciation and amortization	(91,019)	(23,982)	(88,958)	(19,391)
Long lived assets, net	79,151	39,273	72,714	34,468
Inventory	$55,000	$34,907	$43,725	$36,699

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2016	2015	% Inc/Decr
Domestic sales	$42,242	$40,719	3.7
International sales	17,677	15,518	13.9
Total sales	$59,919	$56,237	6.5
Nine Months Ended September 30,	2016	2015	% Inc/Decr
Domestic sales	$131,427	$123,262	6.6
International sales	59,914	55,844	7.3
Total sales	$191,341	$179,106	6.8

11.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	September 30, 2016			September 30, 2015
Net income	$3,165			$2,878
Basic EPS:
Net income available to common shareholders	$3,165	14,123	$0.22	$2,878	14,058	$0.20
Effect of dilutive securities:
Stock options		247			143
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$3,165	14,370	$0.22	$2,878	14,201	$0.20

	Nine Months Ended			Nine Months Ended
(in thousands, except per share amounts)	September 30, 2016			September 30, 2015
Net income	$11,953			$10,651
Basic EPS:
Net income available to common shareholders	$11,953	14,108	$0.85	$10,651	13,996	$0.76
Effect of dilutive securities:
Stock options		195			205
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$11,953	14,303	$0.84	$10,651	$14,201	$0.75

For the three months ended September 30, 2016, weighted average options to purchase 18,500 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2015, weighted average options to purchase 446,088 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

For the nine months ended September 30, 2016, weighted average options to purchase 183,737 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2015, weighted average options to purchase 308,680 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:

The following is a summary of the changes in shareholders’ equity for the nine months ended September 30, 2016:

	Common Stock		Additional Paid-In	Common Stock Held in	Retained	Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Treasury	Earnings	Income (Loss)	Total
Balance December 31, 2015	14,154	$142	$81,963	$—	$158,270	$(11,986)	$228,389
Net income	—	—	—	—	11,953	—	11,953
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,353	2,353
Exercise of stock options	143	1	2,422	—	—	—	2,423
Issuance of restricted common stock for services	12	—	290	—	—	—	290
Issuance of common stock under Employee Stock Purchase Plan	38	—	591	—	—	—	591
Repurchase of common stock	—	—	—	(3,042)	—	—	(3,042)
Compensation cost of stock options	—	—	1,274	—	—	—	1,274
Tax impact on stock awards	—	—	(420)	—	—	—	(420)
Balance September 30, 2016	14,347	$143	$86,120	$(3,042)	$170,223	$(9,633)	$243,811

Treasury Stock:

In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two-year period. As of September 30, 2016, we had repurchased 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.

Stock-based Compensation Awards:

We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the plan by 500,000. We refer to this plan, as amended, as the 2009 Plan. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2016, there were 414,714 total shares remaining issuable under the 2009 Plan.

The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. Income tax benefit on exercises of non-qualified stock options was $0.4 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, total unrecognized compensation cost related to unvested awards was $1.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options:

A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2016 and changes during the year to date is presented below:

	2016
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	1,217,003	$18.70
Granted	18,500	23.00
Exercised	(142,963)	16.95		$664
Forfeited or Expired	(140,086)	17.66
Outstanding - September 30	952,454	$19.20	3.53	$7,453
Exercisable - September 30	530,602	$18.05	2.78	$4,766

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech.   Stock options for the purchase of 18,500 shares of common stock were granted during the nine months ended September 30, 2016, compared to stock options for the purchase of 176,125 shares of common stock granted during the same period in 2015.

Restricted Stock Awards:

Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. In February 2016, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each outside director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2016 is presented below:

Grant date	February 29, 2016	May 31, 2016	August 31, 2016
Aggregate shares of restricted stock granted	5,190	3,925	3,485
Grant date fair value	$97,000	$97,000	$97,000
Weighted average fair value per share	$18.65	$24.68	$27.79

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

Employee Stock Purchase Plan:

On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 300,000. In February 2016, our Board of Directors adopted an amendment to the 2009 ESPP to increase the maximum number of shares issuable under the 2009 ESPP to 450,000, which was approved by our shareholders at our Annual Meeting of Shareholders held on May 2, 2016.  There are four offering periods during an annual period.  As of September 30, 2016, 151,430 shares remained available for purchase under the 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2016	2015
Shares purchased	37,749	33,800
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	34%	32%
Risk free interest rates	0.6%	0.3%
Weighted average per share fair value	$4.73	$4.87

12.	BUSINESS ACQUISITION

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

The following table summarizes the preliminary purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of February 1, 2016 (in thousands):

Amounts at Acquisition
Consideration:
Cash	$1,152
Fair value of contingent consideration	2,435
Total Purchase Price	3,587
Forgiveness of pre-existing debt	2,006
5,593

Acquisition related expenses - incurred as of September 30, 2016	$131

Preliminary identifiable assets acquired and liabilities assumed:
Current assets acquired	1,616
Property and equipment	722
Current liabilities assumed	(208)
Deferred tax liability assumed	(161)
Identifiable intangible assets	535
2,504
Goodwill	3,089
Net assets acquired	$5,593

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

Contingent Consideration

The following table summarizes the contingent consideration balance and activity for the nine month period ended September 30, 2016 (in thousands):

	Exactech Australia	Blue Ortho	Total
Beginning fair value of contingent liability, December 31, 2015	$—	$6,222	$6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	69	143	212
Payments	—	(669)	(669)
Foreign currency translation effects	233	166	399
Contingent liability balance, September 30, 2016	2,737	5,862	8,599
Current liability	(1,327)	(1,764)	(3,091)
Non-current liability	$1,410	$4,098	$5,508

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our unaudited condensed consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the contingent consideration during the nine months ended September 30, 2016 was recognized as interest expense in the unaudited condensed consolidated statements of income.

13.	SUBSEQUENT EVENT

On October 3, 2016, we paid $2.1 million cash to acquire 24.55% of Orthopedic Designs North America, Inc. (ODi), a company involved in the development, manufacture and distribution of screw and rod fixation devices used in orthopaedic trauma applications. The investment was made to partner with ODi and further support the development of the technology.

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

Overview of the Three and Nine Months Ended September 30, 2016

During the quarter ended September 30, 2016, sales increased 7% to $59.9 million from $56.2 million in the quarter ended September 30, 2015, with a 4% increase in domestic sales and a 14% increase in international sales. Worldwide gross margins decreased to 69% for the quarter ended September 30, 2016 from 70% for the quarter ended September 30, 2015. Operating expenses increased 4% when compared to the quarter ended September 30, 2015; however, as a percentage of sales, operating expenses decreased from 62% for the quarter ended September 30, 2015 to 61% for the quarter ended September 30, 2016. Net income for the quarter ended September 30, 2016 increased 10%, and diluted earnings per share was $0.22 as compared to $0.20 in the same quarter last year, which was primarily a result of the increase in sales.

During the nine months ended September 30, 2016, sales increased 7% to $191.3 million from $179.1 million in the nine months ended September 30, 2015, with a 7% increase in the domestic sales, primarily due to improvements in our domestic sales organization. Our international sales increased 7%, which reflected the improvement in sales to certain of our international markets. Worldwide gross margins decreased to 69% in the first nine months of 2016, compared to 70% for the nine months ended September 30, 2015. Operating expenses increased 6% when compared to the nine months ended September 30, 2015; however, as a percentage of sales, operating expenses remained unchanged at 60% during each of the nine month periods ended September 30, 2016 and 2015.  Net income for the nine months ended September 30, 2016 increased 12%, and diluted earnings per share was $0.84 as compared to $0.75 in the same nine months last year, which was primarily a result of the increase in sales and improvements in managing operating expenses.

During the nine months ended September 30, 2016, we acquired $25.0 million in property and equipment, including a facility in Australia and surgical instrumentation. As of September 30, 2016, cash outlays for our February 2016 acquisition of Exactech Australia, our independent distributor in Australia, were $1.2 million. Net cash flow from operations was $21.8 million for the nine months ended September 30, 2016, as compared to net cash flow from operations of $28.4 million during the nine months ended September, 2015. The decrease was primarily due to increased purchases of inventory, which was partially offset by higher accounts payable in the first nine months of 2016, as compared to the first nine months of 2015.

The following tables include the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and nine month periods ended September 30, 2016 and September 30, 2015. The constant currency is calculated by translating current period sales at the average historical exchange rates for the same period in the prior year:

Sales by Product Line ($ in 000’s)
	Three Months Ended				Inc (decr)
	September 30, 2016		September 30, 2015		2016 - 2015	Constant Currency
Extremity	$22,776	38.0%	$19,974	35.5%	14.0%	14.5%
Knee	16,980	28.3	15,313	27.2	10.9	9.7
Hip	11,590	19.4	9,925	17.7	16.8	14.4
Biologics and Spine	4,359	7.3	5,663	10.1	(23.0)	(22.0)
Other	4,214	7.0	5,362	9.5	(21.4)	(21.6)
Total	$59,919	100.0%	$56,237	100.0%	6.5%	6.1%

	Nine Months Ended				Inc (decr)
	September 30, 2016		September 30, 2015		2016 - 2015	Constant Currency
Extremity	$71,160	37.2%	$61,533	34.4%	15.6%	16.0%
Knee	55,557	29.0	52,708	29.4	5.4	5.1
Hip	35,302	18.5	31,820	17.8	10.9	10.2
Biologics and Spine	15,186	7.9	16,676	9.3	(8.9)	(8.1)
Other	14,136	7.4	16,369	9.1	(13.6)	(13.9)
Total	$191,341	100.0%	$179,106	100.0%	6.8%	6.8%

The following tables include the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and nine month periods ended September 30, 2016 and September 30, 2015:

Sales by Geographic Distribution ($ in 000’s)
	Three Months Ended				Inc (decr)
	September 30, 2016		September 30, 2015		2016 - 2015	Constant Currency
Domestic Sales	$42,242	70.5%	$40,719	72.4%	3.7%	3.7%
International Sales	17,677	29.5%	15,518	27.6%	13.9%	12.2%
Total	$59,919	100.0%	$56,237	100.0%	6.5%	6.1%

	Nine Months Ended				Inc (decr)
	September 30, 2016		September 30, 2015		2016 - 2015	Constant Currency
Domestic Sales	$131,427	68.7%	$123,262	68.8%	6.6%	6.6%
International Sales	59,914	31.3%	55,844	31.2%	7.3%	7.2%
Total	$191,341	100.0%	$179,106	100.0%	6.8%	6.8%

The following tables include items from the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):

Comparative Statement of Income Data

	Three Months September 30,		2016 – 2015 Inc (decr)		% of Sales
	2016	2015	$	%	2016	2015
Net sales	$59,919	$56,237	3,682	6.5	100.0%	100.0%
Cost of goods sold	18,772	16,597	2,175	13.1	31.3	29.5
Gross profit	41,147	39,640	1,507	3.8	68.7	70.5
Operating expenses:
Sales and marketing	21,684	20,587	1,097	5.3	36.2	36.6
General and administrative	5,186	5,180	6	0.1	8.7	9.2
Research and development	5,096	5,258	(162)	(3.1)	8.5	9.4
Depreciation and amortization	4,592	4,073	519	12.7	7.6	7.2
Total operating expenses	36,558	35,098	1,460	4.2	61.0	62.4
Income from operations	4,589	4,542	47	1.0	7.7	8.1
Other income (expense), net	(41)	(357)	316	88.5	(0.1)	(0.7)
Income before taxes	4,548	4,185	363	8.7	7.6	7.4
Provision for income taxes	1,383	1,307	76	5.8	2.3	2.3
Net income	$3,165	$2,878	287	10.0	5.3%	5.1%

	Nine Months September 30,		2016 – 2015 Inc (decr)		% of Sales
	2016	2015	$	%	2016	2015
Net sales	$191,341	$179,106	12,235	6.8	100.0%	100.0%
Cost of goods sold	59,408	54,573	4,835	8.9	31.1	30.5
Gross profit	131,933	124,533	7,400	5.9	68.9	69.5
Operating expenses:
Sales and marketing	68,838	63,901	4,937	7.7	36.0	35.7
General and administrative	16,740	16,803	(63)	(0.4)	8.7	9.4
Research and development	15,495	14,389	1,106	7.7	8.1	8.0
Depreciation and amortization	13,326	12,697	629	5.0	7.0	7.1
Total operating expenses	114,399	107,790	6,609	6.1	59.8	60.2
Income from operations	17,534	16,743	791	4.7	9.1	9.3
Other income (expense), net	99	(1,624)	1,723	106.1	0.1	(0.9)
Income before taxes	17,633	15,119	2,514	16.6	9.2	8.4
Provision for income taxes	5,680	4,468	1,212	27.1	3.0	2.5
Net income	$11,953	$10,651	1,302	12.2	6.2%	5.9%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Sales

For the quarter ended September 30, 2016, sales increased 7% to $59.9 million from $56.2 million in the quarter ended September 30, 2015, as a result of the improvements in our domestic sales organization and international growth.  Domestic sales increased 4%, and international sales grew 14%. Sales of our extremity products increased 14% to $22.8 million, as compared to $20.0 million for the same period in 2015, as our expanded Equinoxe® shoulder system continued to gain market share, including the new Equinoxe Humeral Reconstruction Prosthesis launched earlier this year. Sales of knee implant products increased 11% to $17.0 million for the quarter ended September 30, 2016, as compared to $15.3 million for the same quarter in 2015, partially as a result of our new Logic CC knee revision system.  Hip implant sales of $11.6 million during the quarter ended September 30, 2016 increased 17% from $9.9 million during the quarter ended September 30, 2015, as our new Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Sales from biologics and spine decreased 23% during the quarter ended September 30, 2016 to $4.4 million from $5.7 million in the comparable quarter in 2015, primarily as a result of pricing pressures and the divestiture of our oral dental product line at the beginning of 2016. Sales of all other products decreased to $4.2 million as compared to $5.4 million in the same quarter last year, primarily as a result of lower cement and instrument sales in international markets.

For the nine months ended September 30, 2016, sales increased 7% to $191.3 million from $179.1 million in the nine months ended September 30, 2015, as a result of the improvements in our domestic sales organization and international growth. International sales increased 7% as a result of improved sales in certain of our international markets. Domestic sales increased 7% as we continue to deliver benefits from our sales organization changes over the last couple of years. Sales of our extremity products increased 16% to $71.2 million as compared to $61.5 million for the same period in 2015, as our Equinoxe® platform shoulder system with its reverse components continued to gain market share we believe as a result of its clinical performance in improving patient outcomes. Sales of knee implant products increased 5% to $55.6 million for the nine months ended September 30, 2016, as compared to $52.7 million for the same nine months in 2015, primarily as a result of contributions from our Optetrak Logic® system, as well as the recently released revision system.  Hip implant sales of $35.3 million during the nine months ended September 30, 2016 increased 11% from $31.8 million during the nine months ended September 30, 2015, as our new Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Sales from biologics and spine decreased 9% during the nine months ended September 30, 2016 to $15.2 million from $16.7 million in the comparable nine months in 2015, primarily as a result of pricing pressures and the divestiture of our oral dental product line. Sales of all other products decreased to $14.1 million as compared to $16.4 million in the same nine months last year, primarily as a result of lower instrumentation sales in international markets and lower cement sales.

Gross Profit

Gross profit increased to $41.1 million in the quarter ended September 30, 2016 from $39.6 million in the quarter ended September 30, 2015.  As a percentage of sales, gross profit decreased to 69% during the quarter ended September 30, 2016 from 70% during the quarter ended September 30, 2015. Gross profit increased to $131.9 million in the nine months ended September 30, 2016 from $124.5 million in the nine months ended September 30, 2015.  As a percentage of sales, gross profit decreased to 69% during the nine months ended September 30, 2016 compared to 70% for the same nine month period in 2015. The decrease in the gross profit percentage during the three and nine months of 2016 was primarily a result of worldwide decreases in average selling prices. Looking forward to the fourth quarter of 2016, we expect gross profit, as a percentage of sales, to decrease approximately 0.20-0.80% on a comparative basis due to pricing pressures.

Operating Expenses

Total operating expenses increased 4% to $36.6 million in the quarter ended September 30, 2016 from $35.1 million in the quarter ended September 30, 2015. As a percentage of sales, total operating expenses decreased to 61% for the quarter ended September 30, 2016 compared to 62% for the same quarter in 2015. Total operating expenses increased 6% to $114.4 million in the nine months ended September 30, 2016 from $107.8 million in the nine months ended September 30, 2015. As a percentage of sales, total operating expenses remained at 60% for each of the nine months ended September 30, 2016 and 2015, as a result of our continued focus on controlling general operating expenses.

Sales and marketing expenses, the largest component of total operating expenses, increased 5% for the quarter ended September 30, 2016 to $21.7 million from $20.6 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, decreased to 36% for the quarter ended September 30, 2016 from 37% for the same quarter in 2015. Sales and marketing expenses increased 8% for the nine months ended September 30, 2016 to $68.8 million from $63.9 million in the same nine month period last year. Sales and marketing expenses, as a percentage of sales, remained at 36% for each of the nine months ended September 30, 2016 and 2015. The increase for the three and nine months ended September 30, 2016 was partially related to operating expenses of our newly acquired Australian distributor, as well as increased variable selling costs. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the remainder of 2016.

General and administrative expenses remained at $5.2 million for each of the quarters ended September 30, 2016 and 2015. As a percentage of sales, general and administrative expenses decreased to 8.7% for the quarter ended September 30, 2016, as compared to 9.2% for the same quarter of 2015. General and administrative expenses decreased to $16.7 million for the nine months ended September 30, 2016 compared to $16.8 million for the nine months ended September 30, 2015. As a percentage of sales, general and administrative expenses decreased to 8.7% for the nine months ended September 30, 2016, as compared to 9.4% for the same period of 2015. The decrease in the percentage of sales was primarily due to lower legal expenses and a result of our efforts to control operating expenses. General and administrative expenses for the fourth quarter of 2016 are expected to be in the range of 8.0% to 9.0% of sales.

Research and development expenses decreased 3% for the quarter ended September 30, 2016 to $5.1 million from $5.3 million in the same quarter last year. As a percentage of sales, research and development expenses decreased to 8.5% for the quarter ended September 30, 2016 as compared to 9.4% for the quarter ended September 30, 2015. The decrease of research and development expenses for the quarter was primarily due to lower product design expenses; however, we do not expect this decrease to continue. Research and development expenses increased 8% for the nine months ended September 30, 2016 to $15.5 million from $14.4 million in the same period last year. As a percentage of sales, research and development expenses remained comparable at 8.1% for the nine months ended September 30, 2016 and 8.0% for the nine months ended September 30, 2015. The increase in research and development expenses for the nine months was a result of continuing product development costs to support new product launches. We expect research and development expenses ranging from 7.5% to 8.5% of sales for the fourth quarter of 2016.

Depreciation and amortization increased 13% to $4.6 million for the quarter ended September 30, 2016 from $4.1 million during the same quarter in 2015. As a percentage of sales, depreciation and amortization expense increased to 8% during the quarter ended September 30, 2016 from 7% during the quarter ended September 30, 2015. Depreciation and amortization increased 5% to $13.3 million for the nine months ended September 30, 2016 from $12.7 million during the same period in 2015. As a percentage of sales, depreciation and amortization expense remained relatively flat at 7% during each of the nine month periods ended September 30, 2016 and 2015. We placed $18.5 million of surgical instrumentation, $1.6 million in facility additions, and $3.4 million of equipment in service during the first nine months of 2016.

Income from Operations

Our income from operations increased 1% to $4.6 million, or 8% of sales, in the quarter ended September 30, 2016 from $4.5 million, or 8% of sales, in the quarter ended September 30, 2015. The increase in our income from operations for the three months ended September 30, 2016 was primarily a result of our sales increase. Our income from operations increased 5% to $17.5 million, or 9% of sales, in the nine months ended September 30, 2016 from $16.7 million, or 9% of sales, in the nine months ended September 30, 2015. The increase in our income from operations for the nine months ended September 30, 2016 was primarily a result of our sales increase, which was offset by a modest increase in operating expenses. Looking forward, we expect operating expenses for the fourth quarter of 2016 to grow approximately 2-5%, and together with an anticipated increase in revenue of 3-6% we anticipate income from operations, as a percentage of sales, to increase by 1.0-2.0% for the fourth quarter of 2016.

Other Income and Expenses

We had other expenses, net of other income, of $41,000 during the quarter ended September 30, 2016, compared to other expenses, net of other income of $357,000 in the quarter ended September 30, 2015. The change for the quarter was partially a result of net foreign currency gains of $0.1 million for the quarter ended September 30, 2016, as compared to net foreign currency losses of $0.1 million for the same quarter of 2015. The increase in currency gains in the quarter ended September 30, 2016 was primarily due to the strengthening of the Australian Dollar (AUD) and the JPY against the USD offset by the weakening of the British Pound (GBP) on intercompany debt during the quarter ended September 30, 2016. Net interest expense decreased to $0.2 million for the quarter ended September 30, 2016 compared to $0.3 million for the same quarter in 2015.

We had other income, net of other expense, of $0.1 million during the nine months ended September 30, 2016, compared to other expenses, net of other income of $1.6 million in the nine months ended September 30, 2015. The change for the nine months was primarily a result of net foreign currency gains of $0.7 million for the nine months ended September 30, 2016, as compared to net foreign currency losses of $0.9 million for the same nine months of 2015. The increase in currency gains in the nine months ended September 30, 2016 was primarily due to the strengthening of the Australian Dollar (AUD) and the JPY against the USD on intercompany debt during the nine months ended September 30, 2016, as compared to the strengthening of the USD against the EUR and JPY during the nine months ended September 30, 2015. Net interest expense was $0.7 million for the nine months ended September 30, 2016, compared to $0.9 million for the same nine months in 2015.

Taxes and Net Income

Income before provision for income taxes increased 9% to $4.5 million in the quarter ended September 30, 2016 from $4.2 million in the quarter ended September 30, 2015, primarily due to the impact of sales growth and foreign currency gains. The effective tax rate, as a percentage of income before taxes, was 30% for the quarter ended September 30, 2016, compared to 31% for the same quarter in 2015, primarily as a result of the change in the mix of income in the different tax jurisdictions.  As a result of the foregoing, we realized net income of $3.2 million in the quarter ended September 30, 2016, an increase of 10% from $2.9 million in the quarter ended September 30, 2015. As a percentage of sales, net income remained at 5% for each of the quarters ended September 30, 2016 and 2015. Earnings per share, on a diluted basis, increased to $0.22 for the quarter ended September 30, 2016, from $0.20 for the quarter ended September 30, 2015.

Income before provision for income taxes increased 17% to $17.6 million in the nine months ended September 30, 2016 from $15.1 million in the nine months ended September 30, 2015, primarily due to the impact of sales growth and foreign currency gains. The effective tax rate, as a percentage of income before taxes, was 32% for the nine months ended September 30, 2016, compared to 30% for the same period in 2015, primarily as a result of the change in the mix of income in the different tax jurisdictions and an elimination of a tax valuation allowance in Spain in the quarter ended March 31, 2015.  As a result of the foregoing, we realized net income of $12.0 million in the nine months ended September 30, 2016, an increase of 12% from $10.7 million in the nine months ended September 30, 2015. As a percentage of sales, net income remained at 6% for each of the nine month periods ended September 30, 2016 and 2015. Earnings per share, on a diluted basis, increased to $0.84 for the nine months ended September 30, 2016, from $0.75 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of commercial debt financing and cash flows from operations. As of September 30, 2016, we had working capital of $114.3 million, a 0.4% decrease from $114.8 million at the end of 2015. Working capital in 2016 decreased primarily as a result of our use of cash for increased equipment purchases, as well as stock repurchases, and payments for acquisitions.

We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we may seek additional funding through any number of possible combinations of additional debt or the issuance of equity or convertible debt. As of September 30, 2016, $6.2 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States. There are currently no restrictions against repatriation of this cash.

Operating Activities – Operating activities provided net cash of $21.8 million in the nine months ended September 30, 2016, as compared to net cash from operations of $28.4 million during the nine months ended September 30, 2015. This decrease in the first nine months of 2016 was primarily related to the increase in inventory, which used cash of $11.5 million for the nine months ended September 30, 2016, which was primarily related to inventory builds for new product launches and expansion in existing markets. The operating cash use was offset partially by a decrease in accounts receivable and an increase in accounts payable of $0.1 million, in contrast to a decrease in inventory purchases providing $0.3 million and a $2.2 million decrease in cash flow from accounts payable during the nine months ended September 30, 2015. Accounts receivable provided net cash of $1.7 for the nine months ended September 30, 2016 compared to use of net cash of $0.3 million for the nine months ended September 30, 2015. Our allowance for doubtful accounts and sales returns increased to $1.1 million at September 30, 2016 from $1.0 million at December 31, 2015. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 73 for the nine month period ended September 30, 2016, as compared to 76 for the nine month period ended September 30, 2015, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio may increase because credit terms outside of the United States tend to be relatively longer than those in the United States.

Investing Activities - Investing activities used net cash of $25.2 million in the nine months ended September 30, 2016, as compared to $20.8 million used in the nine months ended September 30, 2015. The primary reason for the increase was our increased cash outlays for surgical instrumentation, facility and manufacturing equipment, which was $24.5 million during the nine month period ended September 30, 2016, as compared to cash outlays of $18.7 million for purchases of surgical instrumentation, facilities and manufacturing equipment during the same period of 2015.

In February 2016, we acquired Exactech Australia and paid cash consideration of $1.2 million at closing and recognized a preliminary contingent consideration of $2.4 million, which we expect to be paid over the next two years. We funded our acquisition from cash flow from operations. We acquired $1.6 million in current assets,

$0.7 million in property and equipment, $0.5 million in identifiable intangible assets, assumed $0.2 million in current liabilities and assumed preliminary deferred taxes of $0.2 million. We have recognized a preliminary goodwill amount of $3.1 million. Our accounting for the acquisition is preliminary and pending final pre-acquisition results and asset valuations. As of September 30, 2016, $1.3 million of the $2.7 million contingent consideration balance was classified in current liabilities due to the expected timing of the earn-out payments.

In January 2015, we acquired Blue Ortho and paid cash consideration of $2.3 million at closing and recognized contingent consideration of $7.1 million, which we expect to pay over the next five to ten years. We funded our acquisition from cash flow from operations. We acquired $1.3 million in current assets, $0.2 million in property and equipment, $7.5 million in identifiable intangible assets, assumed $0.4 million in current liabilities and assumed deferred taxes of $2.5 million. We have recognized a goodwill amount of $6.5 million. We finalized our accounting for the acquisition during the fourth quarter of 2015. As of September 30, 2016 we had $5.9 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $1.8 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $4.1 million contingent liability is classified as other non-current liabilities.

Financing Activities - Financing activities provided net cash of $3.3 million in the nine months ended September 30, 2016, as compared to $0.4 million in net cash used for the nine months ended September 30, 2015. In the first nine months of 2016, we increased the amount outstanding under our line of credit by $4.0 million, as compared to net repayments of debt of $2.3 million in the first nine months of 2015 related to payments on our previous term loan. During the first nine months of 2016, we paid contingent consideration payments to the former shareholders of Blue Ortho of $0.7 million, and we used cash of $3.0 million for the repurchase of our common stock. Proceeds from the exercise of stock options provided cash of $3.0 million during the nine months ended September 30, 2016, as compared to $2.6 million during the nine months ended September 30, 2015, and we used the proceeds to fund general working capital.

Long-term Debt

In December 2015, we entered into a revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, of which, a portion is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement expires on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of September 30, 2016, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 – Debt, to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Commitments and Contingencies

At September 30, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $13.5 million and outstanding commitments for the purchase of capital equipment of $5.4 million. Purchases under our distribution agreements were $2.5 million during the nine months ended September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $50,000 for the remainder of 2016.

The table below provides information about our Credit Agreement, which is currently our sole financial instrument sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligation. We believe that the amounts presented reasonably approximate the financial instrument's fair market value as of September 30, 2016, and the weighted average interest rate for the nine months ended September 30, 2016:

(in thousands, except percentages)	2016	2017	2018	2019	Thereafter	Total
Liabilities
Line of Credit at variable interest rate	$—	$—	$—	$—	$20,000	$20,000
Weighted average interest rate	1.9%

Foreign Currency Risk

Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into U.S. Dollars (USD), and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), Japanese Yen (JPY) and Australian Dollar (AUD). During the nine months ended September 30, 2016, translation gains were $2.4 million, which were primarily due to the strengthening of the JPY and AUD against the USD. During the nine months ended September 30, 2015, translation losses were $2.7 million.

Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in our consolidated financial statements. We recognized currency transaction gains of $1.1 million for the nine months ended September 30, 2016, primarily due to the strengthening of the JPY and AUD as compared to the USD, and currency transaction losses of $0.5 million during the same period in 2015. We currently believe that our exchange rate risk exposure is not material to our operations.

Foreign Currency Options – During the first nine months of 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the USD against the EUR, GBP and the JPY. During the nine months ended September 30, 2016, we recognized losses of $0.4 million related to these instruments because the USD weakened against the EUR and the JPY and strengthened against the GBP.  The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon  dealers’ quotes.

During the first nine months of 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. As of September 30, 2015, we had two foreign currency forward contracts with nine month terms. During the nine months ended September 30, 2015, we recognized a loss of $0.4 million on the condensed consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2016 and December 31, 2015, we had $120,000 and $100,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Exactech, Inc.

Date:	November 8, 2016	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	November 8, 2016	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer