Form 10-K
period 2016-12-31
EXACTECH INC
filed 2017-03-08
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________

FORM 10-K
  ___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large Accelerated Filer   ☐        Accelerated Filer   ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of March 1, 2017, the number of shares of the registrant’s Common Stock outstanding was 14,296,808. The aggregate market value of our Common Stock held by non-affiliates as of June 30, 2016 was approximately $279,387,729 based on a closing sale price of $26.74 for Common Stock as reported on the NASDAQ Global Market on such date. For purposes of the foregoing computation, all of our executive officers, directors and five percent beneficial owners are deemed to be affiliates. Such determination is not an admission that such executive officers, directors or five percent beneficial owners are, in fact, our affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference to the registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

EXACTECH, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are our current intents, beliefs, or current expectations of our business and industry. We make statements in this report, that are forward-looking. When used in this report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “project” and similar expressions, are intended to identify forward-looking statements. They also include statements regarding:

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. These and other risks are detailed in this report, in the documents that we incorporate by reference into this report and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this report to reflect future events or circumstances; except to the extent required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors. Except where the context otherwise requires, the terms the "Company", "Exactech", “we”, “our”, or “us” refer to the business of Exactech, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS
We develop, manufacture, market, distribute and sell orthopaedic implant devices, related surgical instrumentation and biologic services to hospitals and physicians in the United States and internationally. Exactech was founded by an orthopaedic surgeon in November 1985, and is incorporated under the laws of the State of Florida. Our U.S. sales and distribution activities are conducted by our wholly owned subsidiary Exactech U.S., Inc. Our international development, sales and distribution activities are conducted by our wholly owned subsidiary Exactech International Operations, AG based in Bern, Switzerland. Our revenues are principally derived from sales and distribution of our joint replacement systems, including knee, hip, and extremity implant systems, and distribution of biologic products and services and bone cement materials used in orthopaedic surgery and dental procedures.
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
Orthopaedic Products Industry
According to a research report published in 2016 by Orthoworld, Inc., the worldwide market for orthopaedic products in 2015 was estimated to be nearly $46.6 billion, which represented an increase of 1.2% from the previous year. According to this research report, the markets for the three primary market segments in which we offer our products and services, reconstructive devices, orthobiologics and other products (which includes instrumentation and other orthopaedic products), were estimated to be $16.5 billion, $4.6 billion and $6.2 billion, respectively, during 2015. According to this report, continued increases in population and rapidly-growing international markets, will continue to drive the need for musculoskeletal care and the growth in sales volumes. However, pricing pressures and the volatility of other currencies compared to the U.S. dollar negated much of the growth in the volume of procedures during 2015. Management continues to believe that the industry will continue to grow due to an aging population in much of the world. Increasing life spans and lifestyles impact the number of individuals with joints subject to failure, thereby increasing demand for joint replacement procedures.
Products
Our joint replacement products are used by orthopaedic surgeons to repair or replace joints that have deteriorated as a result of injury or disease. Reconstructive joint surgery involves modification of the area surrounding the affected joint and insertion of a set of manufactured implant components to replace or augment the joint. During surgery, the surgeon removes damaged cartilage and a portion of the bones that comprise the joint, prepares the remaining bone surfaces and surrounding tissue and then installs the implant. When necessary, the surgeon uses biologic solutions to repair bone defects and provide an environment to stimulate new growth. In many joint replacement procedures, acrylic bone cement is used to affix implant components to the prepared bone surfaces. Biologic solutions can be one of the treatments used in conjunction with the other implants to enhance the potential for a successful result.

The following table includes the net revenue and percentage of net revenue for each of our product lines, which are also our reportable segments, for the years ended December 31, 2016, 2015 and 2014. Other financial information relating to our reportable segments is included in Note 13 of our Consolidated Financial Statements, in Part II Item 8. - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Sales by Product Line ($ in 000’s)

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
Extremity	$100,327	39.0%	$86,698	35.9%	$80,769	32.5%
Knee	76,186	29.6	73,061	30.2	81,408	32.8
Hip	46,747	18.1	43,133	17.8	43,786	17.6
Biologics and Spine	19,505	7.6	22,761	9.4	24,116	9.7
Other	14,808	5.7	16,185	6.7	18,294	7.4
Total	$257,573	100.0%	$241,838	100.0%	$248,373	100.0%

Extremities Products. The Equinoxe® Platform Shoulder System continues to be one of the fastest growing shoulders on the market by delivering clinically relevant solutions with streamlined instrumentation. The product family includes treatment options for both degenerative disease (anatomic and reverse total shoulder systems) as well as trauma (platform fracture stem and fracture plate).
Our anatomic system utilizes a patented replicator plate, which allows for independent adjustment of all four anatomic parameters in situ (assembled inside the body). The Equinoxe is a platform system, convertible to a reverse without removal of a well-fixed stem. In keeping with our philosophy of delivering clinical results, a multicenter study found that, compared to our competitors, our reverse shoulder achieved a sevenfold reduction in scapular notching, which is one of the main complications of the procedure.
We offer unique bone preserving glenoid solutions that further differentiate our system, including our newest option - the superior/posterior augment baseplate.
In 2015, we began implanting the Humeral Reconstruction Stem, which is a specialized solution for oncology and revision settings.  This stem, when combined with our reverse components, offers surgeons the only reverse solution for patients with massive bone loss in the proximal humerus. During 2016, we fully launched this stem in the United States.
In 2016, we received our CE mark and performed the first ExactechGPS shoulder surgeries in Europe, which we believe is an exciting advance for surgeons and patients. Surgeons can pre-operatively plan a surgery and then take that plan into the operating room, visualize the patients CT scan, as well as adjust and execute the plan intra-operatively with computer assistance.
Knee Products. Exactech Knee Systems provide comprehensive solutions for partial, primary and revision total knee arthroplasty. With clinically proven implant designs, proprietary materials, intuitive instrumentation and computer-assisted surgical technology, these systems empower orthopaedic surgeons to personalize their workflow and manage a wide variety of clinical challenges for reproducible results, case after case.
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

In order to better meet the demand for revision surgeries, we began our initial launch of a new revision knee system in 2015. In 2016, we continued to expand the platform with the addition of offset couplers for proper component alignment and metaphyseal cones for easier bone defect management. The comprehensive system offers implant choices orthopaedic surgeons need to address the unique challenges in revision knee arthroplasty, and the system additionally provides an efficient approach to aligning components to deliver reproducibility using a more streamlined technique. The new and improved system incorporates the clinically proven design philosophies found in the primary system, and its intuitive instrumentation features easy-to-read laser markings, which are designed to provide surgeons with visual, audible and tactile feedback throughout each case.
We continue to expand the applications to support ExactechGPS® Guided Personalized Surgery, a compact computer assisted surgery system that delivers efficiency and reproducibility in total joint replacement. In 2016, we began to pilot the RTKA application that complements our revision knee system. The next generation features a new tablet-sized computer and touch screen unit, merging sophisticated technology with innovative instrumentation to offer a real-time, patient-specific solution for improved patient outcomes. In addition, we provide a comprehensive range of advanced instrumentation options, including low profile instrumentation (LPI®), patella preparation, posterior referencing and a ligament balancing system (LBSIII).
We also continue to support our classic Optetrak® knee system, a cruciate ligament sparing, posterior stabilized and a high flexion component, a unicondylar system and a constrained condylar design for revision surgery. Internationally, we continue our expansion of the Optetrak Logic system including the rotating bearing knee system-Optetrak Logic RBK®.
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
Ossilix®, a next generation calcium phosphate bone cement indicated for filling bony defects in cancellous bone, is one of the newer biologics solutions distributed by Exactech.
Effective January 31, 2017, we sold our spine assets and discontinued the sale of spine products domestically. Our Spine Division was focused on the development and commercialization of products intended to stabilize spinal motion segments for the purpose of promoting spinal fusion.
Other Products. The Cemex® bone cement system features a unique, self-contained delivery system that has been clinically proven in Europe for more than three decades. By integrating bone cement powder and liquid into an enclosed mixing system, Cemex is designed to offer surgeons and operating room personnel simplicity, safety and reliability. Product offerings include Cemex Genta, a bone cement containing antibiotics and Cemex Fast, a quick-set cement, with or without antibiotic. The InterSpace® hip, knee and shoulder spacers are used in two stage revision procedures and provide orthopaedic surgeons with a unique and convenient way to treat this difficult problem, including a high release antibiotic version of the InterSpace hip, knee and shoulder spacers. We distribute Cemex in the United States and Canada under an exclusive distribution agreement with the Italian manufacturer, Tecres.
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
We provide our U.S. sales organizations inventories of our products, which remain in their possession until sold or returned to us. These inventories are necessary for sales representatives to market our products and fill customer orders. Because the size of a particular component for a specific patient is typically not known with certainty until the time of surgery, a minimum of one of each size of each component in the system to be used must be available to the surgeon at the time of each particular surgery. Accordingly, we must incur significant expenditures in order to maintain the necessary levels of inventory. Our failure to maintain required levels of inventory could have a material adverse effect on our operations. Because we must maintain substantial levels of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on our results of operations and liquidity. Because we also must maintain all sizes of surgical implants, we have implant sizes that are slow moving, and may become obsolete or expire, and as such we record an allowance charge for the slow moving inventory. We review our inventory for obsolescence on a regular basis and record an allowance to reduce the carrying value of our inventory when necessary.
Similar to the U.S. operations, we generally have contractual arrangements with our international distributors that grant them the exclusive right to market our products in a specified territory, and we require that these distributors meet certain sales quotas. International distributors typically purchase product inventory and instruments from us for their use in marketing, consigning inventory for surgery, and filling customer orders. We have wholly owned subsidiaries operating in China, France, Japan, Spain, Germany, Taiwan, Switzerland, Australia and the United Kingdom.
Financial Information about Geographic Areas
For the years ended December 31, 2016, 2015, and 2014, international sales accounted for $80.8 million, $73.7 million, and $82.8 million, respectively, representing approximately 31%, 30% and 33%, respectively, of our net sales. We intend to expand our sales in international markets in which there is increasing demand for orthopaedic implant products. We anticipate increasing our reliance on direct sales efforts through subsidiaries. Total inventory and long-lived assets held outside the United States as of December 31, 2016 and 2015 aggregated $73.3 million and $71.2 million, respectively.
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
We currently manufacture approximately 64% of our knee, hip, and shoulder implant components at our facility and headquarters in Gainesville, Florida, and in two facilities we operate in Sarasota, Florida, which is slightly lower than the 66% manufacturing percentage in 2015, and represents an actual increase in total volume of products manufactured. With the increase of internal manufacturing, we have experienced a greater degree of control in reducing production costs, while improving response time, flexibility, and other time-saving activities related to continuous process improvement, and we expect this trend to continue. We also continually assess the quality, manufacturing capabilities, on time delivery and cost-effectiveness of our existing and potential vendors in an attempt to secure our supply chain and decrease dependency on key suppliers. For the years ended December 31, 2016, 2015 and 2014, we purchased approximately 20%, 23% and 24%, respectively, of our externally sourced component requirements from our top three suppliers. We typically do not maintain supply contracts with most of our manufacturers and we instead purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. We continue to develop alternative sources for components. While we do not anticipate encountering difficulties in obtaining adequate supplies of components, we cannot provide assurance that we will continue to be able to obtain components under acceptable terms and in a timely manner. Order backlog is not a material aspect of our business.
Our internal manufacturing, assembly, packaging and quality control operations are conducted at our principal offices in Gainesville, Florida. Components received from suppliers, as well as those manufactured internally, are examined by our personnel throughout the process and prior to assembly or packaging to ensure that our specifications and standards are maintained.
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
In connection with the development of our knee implant systems, we pay royalties to Dr. William Petty and Dr. Gary Miller, who are executive officers and principal shareholders of the Company. Dr. Petty also serves as the Chairman of our Board of Directors. Employment agreements entered into between us and each of Drs. Petty and Miller provide for the continuation of the royalty payments in addition to their regular compensation as executive officers. Compensation associated with these agreements is the only compensation paid by the company to Drs. Petty and Miller. During the year ended December 31, 2016, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements.
We also pay royalties to a significant hospital customer, pursuant to a license agreement we entered into for its assistance in the development and promotion of our knee implant systems as well as the training of persons in the use of such systems.
Research and Development
During 2016, 2015 and 2014, we incurred $21.4 million, $19.4 million, and $18.4 million, respectively, in research and development expenses and we anticipate that research and development expenses will continue to increase. Our research and development efforts contributed to the successful release of product line extensions to the Novation and Alteon hip stem systems, Equinoxe shoulder systems, and the Optetrak knee system, and numerous new spine products, as well as design improvements targeted to improving internal manufacturing efficiency. Our research and development efforts continue to focus on implant product line extensions, advanced biologic materials, and extremity joint reconstruction.
As an important part of our research and development efforts to improve surgical effectiveness and efficiency, we were a party to a license and distribution agreement with Blue Ortho SAS ("Blue Ortho") to bring computer based technology to the surgical techniques used with our products. Blue Ortho is a France-based computer-assisted surgical technology development and manufacturing firm. We launched the primary knee application of this technology under the trade name Exactech GPS® (Guided Personalized Surgery) during 2013, and will be launching the revision knee and shoulder applications during 2017, and intend to develop shoulder and hip applications in the future. We acquired Blue Ortho in January 2015.
We believe that our purchase of intellectual property and product-line assets, augmented by additional development, provides a cost-effective and efficient way to bring products to market, and we expect to continue to do so in the future to complement our internal product development.
Competition
The orthopaedic device industry is highly competitive and dominated by a number of large companies with substantially greater financial and other resources. Our largest competitors in the orthopaedic market are DePuy Synthes, Inc., a division of Johnson and Johnson, Zimmer Biomet Inc., Stryker Corporation, and Smith and Nephew plc. According to “The Orthopaedic Industry Annual Report” for the year ended December 31, 2015, by Orthoworld, Inc., in 2015 these four companies had an estimated 55% of the total orthopaedic market share, including an estimated 79% of the global joint replacement segment.
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

The PMA process applies to a new device that is not substantially equivalent to a pre-May 28, 1976 product, is an implantable device, or is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to approval as opposed to clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the company's pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.
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
Employees
As of December 31, 2016, we employed 733 full-time employees. We have no union contracts and believe that our relationship with our employees is good.
Executive Officers of the Registrant
Our executive officers, and their ages, as of March 1, 2017, are as follows:

Name	Age	Position
William Petty, M.D	74	Executive Chairman and Chairman of the Board
David W. Petty	50	Chief Executive Officer, President and Director
Gary J. Miller, Ph.D	69	Executive Vice President, Research and Development
Joel C. Phillips	49	Executive Vice President, Chief Financial Officer and Treasurer
Bruce Thompson	59	Senior Vice President, General Manager - Biologics and Spine Division
Betty Petty	74	Vice President, Administration and Corporate Secretary
Donna Edwards	44	Vice President, Legal
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

Available Information
Our Internet website address is www.exac.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other reports we file or furnish under the Securities Exchange Act of 1934, as amended, as well as Section 16 insider holdings reports on Form 3, Form 4 and Form 5, filed by our executive officers and directors and all amendments to these reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). These reports may be found at http://www.exac.com/investors/financials by selecting the option entitled “SEC FILINGS”. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We intend to post to this website all amendments to the charters and code of ethics. Neither the information contained on our website nor the information linked from or accessible through our website is a part of, or incorporated by reference in, this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 were signed into law. Certain provisions of these acts were implemented in 2014 and other provisions will be implemented later, therefore, it is difficult to assess the full long-term impact of these laws on our business. Certain adverse effects though are apparent. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales that commenced in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over 10 years. On December 18, 2015, the "Protecting Americans from Tax Hikes Act of 2015" was signed into law, imposing a two-year moratorium on the medical device excise tax effective for sales made after December 31, 2015; however, the 2.3% excise tax on certain medical devices is scheduled to be reinstated for sales transacted after December 31, 2017. The Affordable Care Act also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain at this point what negative unintended consequences these provisions will have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Since the enactment of the Affordable Care Act, various bills have been enacted affecting or potentially affecting reimbursement for health care including by way of example, the Medicare and Medicaid Extenders Act of 2010, Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, and Medicare Access and CHIP Reauthorization Act of 2015. The Budget Control Act imposed a 2% reduction on payments to hospitals under Part A, which has a negative effect on those selling products to hospitals, including device manufacturers. We have not yet fully assessed the long-term effects of the various post-Affordable Care Act laws.
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
The orthopaedic implant industry is subject to competition in the following key areas: product features and design, innovation, service, the ability to maintain new product flow, clinical acceptance of our products by key orthopaedic surgeons and hospitals, strength of distribution network and price. In addition, we compete to obtain and retain regional sales representatives within the medical community. Our largest competitors in the orthopaedic device market are DePuy Synthes, Inc., a division of Johnson and Johnson, Zimmer Biomet, Inc., a subsidiary of Zimmer Biomet Holdings, Inc., Stryker Corporation, and Smith and Nephew plc. Many of our competitors have significantly greater resources than us, and we cannot provide assurance that we will be able to compete successfully, which could have a material adverse effect on our revenues, cash flows and results of operations.

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
We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Annually, and more frequently if a triggering event occurs, we must test the carrying value of goodwill for impairment using a fair-value-based approach. In addition, U.S. GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations. During 2016, we incurred impairment charges to our goodwill and other intangible assets of our biologics and spine segment, in the aggregate amount of approximately $9.3 million. These impairment charges had a negative impact on our results of operations.

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
The international component of our business growth has been fluctuating, and difficulties presented by international economic, political, legal, accounting and business conditions could harm our business, including restrictions under our current credit facility.
We have experienced fluctuations in the growth of the international component of our business over the last number of years. For the years ended December 31, 2016, 2015, and 2014, 31%, 30% and 33% of our total revenues, respectively, were generated in countries other than the United States. Some risks inherent in conducting business internationally include:

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
our common stock.

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
The market price of our common stock on the NASDAQ Global Market has been volatile, fluctuating from a low of $18.14 per share to a high of $29.00 per share during the 52-week trading period ended March 1, 2017, and we may continue to experience significant volatility in the market price of our common stock. Factors that could cause the market price of our common stock to fluctuate significantly include, but are not limited to the following:

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
As of March 1, 2017, we had 14,296,808 common shares outstanding. While our common stock is traded on the NASDAQ Global Market, our stock is thinly traded (approximately 0.21%, or 30,141 shares, of our stock traded on an average daily basis during the 52 week trading period ended March 1, 2017) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the future or, even if it does increase in the future, may not be maintained.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate in the following properties:

Owned Property
Facility	Location	Square Feet
Headquarters, research & development and manufacturing	Gainesville, FL	208,000
Sales office and warehouse	Illkirch, France	5,000
Warehouse in Spain	Gijón, Spain	3,500
Sales office and warehouse	Bella Vista, Australia	4,000

Leased Property
Facility	Location	Square Feet	Annual Rental ($)
Manufacturing Shops	Sarasota, FL	32,000	229,000
Warehouse	Gainesville, FL	4,000	16,000
International Headquarters and Warehouse	Switzerland	10,300	198,000	(1)
Research Office	Taiwan	800	19,000	(1)
Sales Office and Warehouse	England	800	24,000	(1)
Sales Office and Warehouse	Japan	4,600	132,000	(1)
Sales Office and Warehouse	China	6,300	143,000	(1)
Sales Office	France	8,900	89,000	(1)
Sales Offices	Spain	12,300	134,000	(1)
Sales Office and Warehouse	Germany	2,000	25,000	(1)

(1)	Annual lease amounts are translated into U.S. Dollars using December 31, 2016 exchange rates.
In addition to the above, we own approximately four and one-half acres of undeveloped land near our existing facilities in Gainesville, Florida that we may use for future expansion.
ITEM 3.     LEGAL PROCEEDINGS
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2016 and December 31, 2015, we had $25,000 and $100,000 accrued for product liability claims, respectively. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXAC”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market:

2016	High	Low
First Quarter	$20.46	$16.88
Second Quarter	27.07	19.42
Third Quarter	28.66	25.55
Fourth Quarter	28.90	22.20

2015	High	Low
First Quarter	$26.14	$20.50
Second Quarter	26.20	20.31
Third Quarter	21.61	16.12
Fourth Quarter	19.40	16.11
We have paid no cash dividends to date on our common stock. We intend to retain all future earnings for the operation and expansion of our business and do not anticipate the payment of cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon a number of factors, including our future earnings, results of operations, capital requirements, financial condition and any restrictions under credit agreements existing from time to time, as well as such other factors as the Board of Directors may deem relevant. Our line of credit with JP Morgan limits our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”
As of March 1, 2017 we had approximately 173 shareholders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two-year period. As of December 31, 2016, we had repurchased 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the period from December 31, 2011 to December 31, 2016 with (i) the Nasdaq Stock Market index prepared by Zacks Investment Research, Inc. ("Zacks"), and (ii) Zack's index (the "SIC Index") for companies with our Standard Industry Code.
The graph assumes an investment of $100 in our common stock and the respective indices for the period from December 31, 2011 to December 2016. The comparisons set forth in the graph are provided pursuant to SEC rules and are not intended to forecast or be indicative of the future performance of our common stock or either of the included indices.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Index	2011	2012	2013	2014	2015	2016

Exactech	100.00	102.91	144.26	143.11	110.20	165.76
NASDAQ Stock Market	100.00	118.26	164.83	190.07	204.70	224.75
NASDAQ Medical Equipment Index	100.00	111.32	130.48	151.36	178.41	195.45

ITEM 6.     SELECTED FINANCIAL DATA
The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the financial statements, the notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Income Data:
Net sales	$257,573	$241,838	$248,373	$237,088	$224,337
Cost of goods sold	80,251	73,639	74,244	73,019	68,731
Gross profit	177,322	168,199	174,129	164,069	155,606
Operating expenses:
Sales and marketing	92,452	87,095	89,796	84,999	81,979
General and administrative	22,182	22,483	22,692	21,149	20,139
Research and development	21,377	19,384	18,377	17,802	16,803
Restructuring and impairment	15,673	—	—	—	—
Depreciation and amortization	18,008	16,940	16,990	16,190	15,343
Total operating expenses	169,692	145,902	147,855	140,140	134,264
Income from operations	7,630	22,297	26,274	23,929	21,342
Other income (expense):
Interest expense, net	(998)	(1,304)	(1,095)	(1,215)	(1,445)
Other income (expense)	448	468	78	138	87
Foreign currency exchange (loss) gain	(332)	(1,131)	(1,129)	(444)	(90)
Income before income taxes and equity in loss of investee	6,748	20,330	24,128	22,408	19,894
Provision for income taxes	6,533	5,563	7,640	7,036	7,153
Income before equity in loss of investee	215	14,767	16,488	15,372	12,741
Equity in loss of investee, net of tax	(53)	—	—	—	—
Net income	162	14,767	16,488	15,372	12,741
Basic earnings per common share	$0.01	$1.05	$1.20	$1.14	$0.96
Diluted earnings per common share	$0.01	$1.04	$1.18	$1.12	$0.96

(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Total current assets	$143,059	$139,622	$139,157	$142,559	$130,218
Total assets	294,209	275,507	261,040	261,842	245,141
Total current liabilities	33,105	24,825	26,205	30,517	31,562
Total long-term debt, net of current portion	20,000	16,000	20,250	33,982	38,447
Total liabilities	59,967	47,118	49,669	69,418	74,244
Total shareholders' equity	234,242	228,389	211,371	192,424	170,897

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of extremity, knee, and hip joint replacement systems and spinal fusion products. We believe that our research and development projects will enable us to continue to introduce both extensions to our existing product families, as well as new reconstructive product lines to address challenging clinical issues. Revenue from sales of other products, including Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers are expected to continue to contribute to our anticipated future revenue growth. In 2016, we decided to divest our spine products business, and we completed this divestiture in January 2017.
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
Overview of 2016
During the year ended December 31, 2016, sales increased 7% to $257.6 million from $241.8 million in the comparable twelve months ended December 31, 2015, due to worldwide growth. International sales for the year ended December 31, 2016 increased 10% to $80.8 million compared to $73.7 million for the year ended December 31, 2015. As a percentage of sales, international sales increased to 31% from 30% for 2015. Domestic sales for the year ended December 31, 2016 increased 5%, to $176.8 million from $168.1 million for the same period for 2015. As a percentage of sales, domestic sales decreased to 69% for the year ended December 31, 2016 compared to 70% for the year ended December 31, 2015. Gross margins decreased to 69% for the year ended December 31, 2016, compared to 70% for the year ended December 31, 2015. The decrease in gross margins was primarily a result of our growth internationally, which generally carries lower margins and has reflected worldwide pricing pressures. Operating expenses during 2016 increased 16% from 2015, which was primarily due to $15.7 million in pretax operating expenses related to certain organizational restructuring and impairment charges related primarily to our biologics and spine business. Net income for the year ended December 31, 2016 decreased to $0.2 million, and diluted earnings per share were $0.01 as a result of the restructuring and impairment charges. See later in this Management's Discussion and Analysis for non-GAAP financial measures and analysis related to the charges.
At the end of 2016, working capital decreased 4% to $110.0 million from $114.8 million as of December 31, 2015. The decrease in working capital resulted primarily from an increase in accounts payable and accrued expenses, as we invested in the growth of our primary operating segments through manufacturing operations expansion. During the year ended December 31, 2016, we acquired $30.7 million in property and equipment, including new surgical instrumentation, production equipment and our distribution facility in Australia. Comparatively, we acquired $28.0 million in property and equipment for the year ended December 31, 2015. Net cash flow from operations was $30.0 million for the year ended December 31, 2016 as compared to net cash flow from operations of $36.6 million during the year ended December 31, 2015. The decrease in operating cash flow was primarily a result of spending on inventory builds for 2016. The increased inventory spending was partially offset by non-cash impairment charges on spine inventory that was subsequently sold in January 2017 to Choice Spine.

The following table includes: (i) items from the Statements of Income for the year ended December 31, 2016 as compared to 2015, and the dollar and percentage change from year to year and the percentage relationship to net sales, and (ii) items from the Statements of Income for the year ended December 31, 2015 as compared to 2014, and the dollar and percentage change from year to year and the percentage relationship to net sales:

(dollars in thousands)	Years Ended December 31,			2016 – 2015 Inc (decr)		2015 – 2014 Inc (decr)		% of Sales
	2016	2015	2014	$	%	$	%	2016	2015	2014
Net sales	$257,573	$241,838	$248,373	15,735	6.5	(6,535)	(2.6)	100.0	100.0	100.0
Cost of goods sold	80,251	73,639	74,244	6,612	9.0	(605)	(0.8)	31.2	30.4	29.9
Gross profit	177,322	168,199	174,129	9,123	5.4	(5,930)	(3.4)	68.8	69.6	70.1
Operating expenses:
Sales and marketing	92,452	87,095	89,796	5,357	6.2	(2,701)	(3.0)	35.9	36.0	36.2
General and administrative	22,182	22,483	22,692	(301)	(1.3)	(209)	(0.9)	8.6	9.3	9.1
Research and development	21,377	19,384	18,377	1,993	10.3	1,007	5.5	8.3	8.1	7.4
Restructuring and impairment	15,673	—	—	15,673	100.0	—	—	6.1	—	—
Depreciation and amortization	18,008	16,940	16,990	1,068	6.3	(50)	(0.3)	7.0	7.0	6.8
Total operating expenses	169,692	145,902	147,855	23,790	16.3	(1,953)	(1.3)	65.9	60.4	59.5
Income from operations	7,630	22,297	26,274	(14,667)	(65.8)	(3,977)	(15.1)	2.9	9.2	10.6
Other income (expense), net	(882)	(1,967)	(2,146)	1,085	(55.2)	179	(8.3)	(0.3)	(0.8)	(0.9)
Income before taxes and equity in loss of investee	6,748	20,330	24,128	(13,582)	(66.8)	(3,798)	(15.7)	2.6	8.4	9.7
Provision for income taxes	6,533	5,563	7,640	970	17.4	(2,077)	(27.2)	2.5	2.3	3.1
Income before equity investee	215	14,767	16,488	(14,552)	(98.5)	(1,721)	(10.4)	0.1	6.1	6.6
Equity in loss of investee, net tax	(53)	—	—	(53)	(100.0)	—	—	—	—	—
Net income	$162	$14,767	$16,488	(14,605)	(98.9)	(1,721)	(10.4)	0.1	6.1	6.6
Sales
Comparison of the years ended December 31, 2016 and 2015
For the year ended December 31, 2016, sales increased 7% to $257.6 million from $241.8 million in the comparable year ended December 31, 2015. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2016 and 2015:

	Years Ended December 31,				% Change	Constant Currency % Change
(in thousands)	2016		2015		2016-2015	2016-2015
Extremity	$100,327	39.0%	$86,698	35.9%	15.7%	16.2%
Knee	76,186	29.6	73,061	30.2	4.3	4.0
Hip	46,747	18.1	43,133	17.8	8.4	7.3
Biologics/Spine	19,505	7.6	22,761	9.4	(14.3)	(14.0)
Other	14,808	5.7	16,185	6.7	(8.5)	(8.1)
Total	$257,573	100.0%	$241,838	100.0%	6.5	6.4

Sales of our extremity products increased due to continued market acceptance of our comprehensive Equinoxe platform shoulder system, with its reverse components, which we believe is a result of its clinical performance in improving patient outcomes, as well as the full market launch of our Humeral Reconstruction Prosthesis for complex shoulder surgeries. The increase in sales of knee implant products was primarily a result of contributions from our Optetrak Logic® system, as well as the limited launch of or Logic CC revision system. Hip implant sales increased as the full market launch of our Alteon® hip system, featuring both wedge and monobloc revision stems, continued to gain market acceptance. Our biologics and spine sales decreased due to continued pricing pressures in our biologic products and the divestiture of our oral dental product line in 2015, as well as, challenges with market launches and market acceptance of our spine products. As described above, in 2016, we determined to divest our spine products business, which we completed in January 2017. The decrease in the sales of all other products was primarily related to a reduction in sales of our domestic cement product lines and other third party products internationally.
The following table includes sales for our domestic and international markets, along with the percentage of sales, as well as a comparison of sales change to sales change calculated on a constant currency basis for the years ended December 31, 2016 and 2015:

	Years Ended December 31,				% Inc (decr)
(In thousands)	2016		2015		2016-2015	Constant Currency
Domestic sales	$176,769	68.6%	$168,140	69.5%	5.1%	5.1%
International sales	80,804	31.4%	73,698	30.5%	9.6%	9.6%
Total sales	$257,573	100.0%	$241,838	100.0%	6.5%	6.4%

Domestically, sales increased during the year ended December 31, 2016, from 2015 as a result of the improvements in our domestic sales organization and the impact of new product launches. Internationally, sales increased as a result of improved sales in certain of our international markets and the acquisition of our Australian distributor.
Comparison of the years ended December 31, 2015 and 2014
For the year ended December 31, 2015, sales decreased 3% to $241.8 million from $248.4 million in the year ended December 31, 2014. The following table includes the net sales for each of our product lines, which are also our reportable segments, along with the percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis for the years ended December 31, 2015 and 2014:

	Years Ended				% Change	Constant Currency % Change
(in thousands)	December 31, 2015		December 31, 2014		2015-2014	2015-2014
Extremity	$86,698	35.9%	$80,769	32.5%	7.3%	8.7%
Knee	73,061	30.2%	81,408	32.8	(10.3)	(6.3)
Hip	43,133	17.8	43,786	17.6	(1.5)	3.8
Biologics/Spine	22,761	9.4	24,116	9.7	(5.6)	(2.1)
Other	16,185	6.7	18,294	7.4	(11.5)	(9.0)
Total	$241,838	100.0%	$248,373	100.0%	(2.6)	0.6

Sales of our extremity products increased due to continued success of our comprehensive Equinoxe platform shoulder system. The decrease in sales of knee implant products was a result of the impact of the foreign currency fluctuations, as the USD strengthened, and continued worldwide pricing pressures in the knee market. Hip implant sales decreased primarily due to the foreign currency impact on our international business, and partially as a result of U.S. market competitive pricing pressures. Our biologics and spine sales decreased due to continued domestic competitive pricing pressures in the biologics market and foreign currency fluctuations outside the United States. The decrease in the sales of all other products was primarily related to a reduction in sales of our surgical instrumentation sold outside the United States and our bone cement products sold within the United States.

The following table includes sales for our domestic and international markets, along with the percentage of sales, as well as a comparison of sales change to sales change calculated on a constant currency basis for the years ended December 31, 2015 and 2014:

	Years Ended December 31,				% Inc (decr)
(In thousands)	2015		2014		2015-2014	Constant Currency
Domestic sales	$168,140	69.5%	$165,575	66.7%	1.5%	1.5%
International sales	73,698	30.5%	82,798	33.3%	(11.0)%	(1.2)%
Total sales	$241,838	100.0%	$248,373	100.0%	(2.6)%	0.6%

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
Gross Profit
Gross profit increased 5% to $177.3 million for the year ended December 31, 2016 from $168.2 million for the year ended December 31, 2015. As a percentage of sales, gross profit decreased to 69% during the year ended December 31, 2016 compared to 70% for 2015, partially as a result of worldwide decreases in average selling prices. Gross margins for 2016 also declined by $1.1 million due to restructuring and impairment charges. Gross profit decreased 3% to $168.2 million for the year ended December 31, 2015 from $174.1 million for the year ended December 31, 2014. As a percentage of sales, gross profit decreased to 69.6% during the year ended December 31, 2015 compared to 70.1% for 2014, as a result of continued pricing pressures in both domestic and international markets.
Operating Expenses
Total operating expenses increased 16% to $169.7 million in the year ended December 31, 2016 from $145.9 million in the year ended December 31, 2015. As a percentage of sales, total operating expenses increased to 66% for the year ended December 31, 2016, as compared to 60% for the same period in 2015. The increase was primarily due to the $15.7 million in pretax operating expenses related to certain organizational restructuring and impairment charges incurred during the last three months of 2016, primarily in connection with the divestiture of our spine products business. See non-GAAP financial measures and analysis related to the charges later in this Management's Discussion and Analysis. Total operating expenses decreased 1% to $145.9 million in the year ended December 31, 2015 from $147.9 million in the year ended December 31, 2014. As a percentage of sales, total operating expenses increased to 60.4% for the twelve months ended December 31, 2015, as compared to 59.5% for the same period in 2014. The increase, as a percentage of sales during 2015, was primarily due to our increased research and development spending.
Sales and marketing expenses, the largest component of total operating expenses, increased 6% for the year ended December 31, 2016 to $92.5 million from $87.1 million in the year ended December 31, 2015. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for the years ended December 31, 2016 and 2015. The increase in sales and marketing expenses was partially related to operating expenses of our newly acquired Australian distributor, which was acquired on February 1, 2016, as well as increased variable selling costs. Sales and marketing expenses decreased 3% for the year ended December 31, 2015 to $87.1 million from $89.8 million in the year ended December 31, 2014. Sales and marketing expenses, as a percentage of sales, remained constant at 36% for each of the years ended December 31, 2015 and 2014. The decrease in sales and marketing expenses during 2015 was primarily due to reduced variable selling costs and lower USD costs in our international operations as a result of the strong USD exchange rate. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35% to 36% for 2017.
General and administrative expenses decreased 1% to $22.2 million in the year ended December 31, 2016 from $22.5 million in the year ended December 31, 2015. As a percentage of sales, general and administrative expenses remained at 9% for each of the years ended December 31, 2016 and 2015. The decrease in general and administrative expenses was primarily due to lower legal expenses and a result of our efforts to control operating expenses. General and administrative expenses decreased 1% to $22.5 million in the year ended December 31, 2015 from $22.7 million in the year ended December 31, 2014. As a percentage of sales, general and administrative expenses remained at 9% for each of the years ended December 31, 2015 and 2014. General and administrative expenses for 2017 are expected to be in the range of 7.5% to 8.5% of sales.

Research and development expenses increased 10% for the year ended December 31, 2016 to $21.4 million from $19.4 million during 2015. As a percentage of sales, research and development expenses remained relatively flat at 8.3% for the year ended December 31, 2016 compared to 8.1% during 2015. The increase in research and development expenses for the year was a result of continuing product development costs to support new product launches. Research and development expenses increased 5% for the year ended December 31, 2015 to $19.4 million from $18.4 million for 2014. As a percentage of sales, research and development expenses increased to 8% for the year ended December 31, 2015 compared to 7% for the comparable period in 2014. The increases, both nominally and as a percentage of sales were primarily due to the integration of our Blue Ortho acquisition and its related development activities at the beginning of 2015, as well as continuing product development costs. We anticipate research and development expenditures, as a percentage of sales, to range from 7.5% to 8.5% of sales during 2017.
Restructuring and impairment charges of $15.7 million were recognized in operating expenses during the last quarter of 2016. The restructuring charges were a result of certain structure changes both internationally and domestically, and include employee separation and legal costs. Impairment charges included the impairment of spine inventory and other long-lived spine assets, impaired to market value as a result of the annual asset valuation review during the last quarter of 2016. Additionally, we recognized an impairment of biologics and spine goodwill when performing our annual goodwill impairment test. See the discussion and reconciliation of Non-GAAP measures later in this Management's Discussion and Analysis for additional information.
Depreciation and amortization increased 6% to $18.0 million during the year ended December 31, 2016 from $16.9 million in the year ended December 31, 2015, as a result of our continued investment in surgical instrumentation. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2016 and 2015. Total capital expenditure investment for 2016 was $31.5 million, which included $21.0 million of surgical instrumentation and $7.6 million of equipment placed in service, and approximately$0.8 million spent for product licenses, patents and trademarks during 2016. Depreciation and amortization remained relatively unchanged at $16.9 million during the year ended December 31, 2015 compared to $17.0 million in the year ended December 31, 2014. As a percentage of sales, depreciation and amortization remained flat at 7% for the years ended December 31, 2015 and 2014. Total capital expenditure investment for 2015 was $28.0 million, which included $23.2 million of surgical instrumentation and $2.2 million of equipment.
Income from Operations
Our income from operations decreased 66% to $7.6 million, or 3% of sales in the year ended December 31, 2016 from $22.3 million, or 9% of sales in the year ended December 31, 2015. The decrease in our income from operations was a result of our restructuring and impairment charges incurred in 2016. Excluding those charges, adjusted income from operations increased 9% during the year ended December 31, 2016. Our income from operations decreased 15% to $22.3 million, or 9% of sales in the year ended December 31, 2015 from $26.3 million, or 11% of sales in the year ended December 31, 2014. The decrease in our income from operations during 2015 was a result of our sales decrease partially offset by a decrease in our operating expenses. Looking forward, we expect operating expenses to increase slightly slower than sales growth, and we anticipate income from operations to expand to the range of 9.5% to 10.5% of sales for 2017.
Other Income and Expenses
We had other expenses, net of other income, of $0.9 million during the year ended December 31, 2016, as compared to other expenses, net of other income of $2.0 million in the year ended December 31, 2015. The decrease to net other expenses was primarily due to the reduction in foreign currency losses to $0.3 million for 2016 compared to a net foreign currency loss of $1.1 million for 2015. The decrease was also a result of a decrease in net interest expense for the year ended December 31, 2016 to $1.0 million from $1.3 million during the year ended December 31, 2015. We had other expenses, net of other income, of $2.0 million during the year ended December 31, 2015, as compared to other expenses, net of other income of $2.1 million in the year ended December 31, 2014. Net other expenses included foreign currency losses of $1.1 million for each of the years ended December 31, 2015 and 2014. Net interest expense increased for the year ended December 31, 2015 to $1.3 million from $1.1 million during the year ended December 31, 2014, due to the restructuring of our debt facility and associated charges during the fourth quarter of 2015. During 2015, other income included a gain of approximately $0.4 million for the sale of our oral dental biologics product line, which was partially offset by a loss of $0.1 million of deferred financing charges from the termination of our prior debt facility.

Income Taxes
Income before provision for income taxes and equity in net loss of equity investee decreased 67% to $6.7 million in the year ended December 31, 2016 from $20.3 million in the same period in 2015, as a result of the restructuring and impairment charges. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 98% for the year ended December 31, 2016, which was impacted by the restructuring and impairment charges, the goodwill impairment that is not tax deductible and the tax valuation allowances added for certain of our foreign subsidiaries with continued losses. If these charges were excluded, the effective tax rate would have been 28.2%. The effective tax rate was 27%, or 31.4% on an adjusted basis, for the same period in 2015. We anticipate the effective tax rate to be in the range of 31 to 33% for the full year of 2017. Income before provision for income taxes decreased 16% to $20.3 million in the year ended December 31, 2015 from $24.1 million in the same period in 2014. The effective tax rate, as a percentage of income before taxes, was 27% for the year ended December 31, 2015 and 32% for the same period in 2014. The decrease in the effective tax rate for the year ended December 31, 2015 was primarily a result of the elimination of the valuation allowance related to the net operating losses of one of our international subsidiaries due to its improved financial performance, as well as, a favorable change in the mix of income in the different tax jurisdictions.
Equity Method Investee Gains and Losses
Losses from our equity method investee, ODi, from the investment date, October 3, 2016 through December 31, 2016 were $53,000. We expect similar results from ODi's operations over the next few years. See later in this Management's Discussion and Analysis for further discussion on our investment in ODi.
Net Income
We realized net income of $0.2 million in the year ended December 31, 2016, a decrease from $14.8 million in the year ended December 31, 2015. With the exclusion of $16.7 million for the tax valuation allowances and net of tax restructuring and impairment charges, adjusted net income as a percentage of sales, increased to 6.5% from 6.1% during the year ended December 31, 2015. Earnings per share, on a diluted basis, was $0.01, and $1.18 on an adjusted basis, for the year ended December 31, 2016. compared to $1.04, or $0.98 on an adjusted basis, for the year ended December 31, 2015. We realized net income of $14.8 million in the year ended December 31, 2015, a decrease of 10% from $16.5 million in the year ended December 31, 2014. As a percentage of sales, net income decreased to 6% from 7% during the year ended December 31, 2014. Earnings per share, on a diluted basis, decreased to $1.04 for the year ended December 31, 2015, from $1.18 for the year ended December 31, 2014.
Non-GAAP Financial Measures
We present certain non-GAAP results as a supplement to our financial results based on GAAP, as we believe it is useful to exclude certain items in order to focus on what we regard to be a more reliable indicator of the underlying operating performance of our business. Because we operate internationally, we present the percentage change in sales by reporting segment on a constant currency basis, which is a non-GAAP financial measure. We calculate this change on a constant currency basis by translating current period sales at the comparable average historical exchange rates for the same period in the prior year. We believe that presenting the percentage change in sales on a constant currency basis assists in the understanding of change in sales by excluding the impact of foreign currency fluctuations.
Additionally, we report on a non-GAAP basis adjusted net income, adjusted net income as a percentage of sales, adjusted diluted earnings per share and adjusted income from operations, in each case excluding certain charges related to restructuring activities, asset impairment charges, tax valuation allowances, and asset sale gains or losses. We believe the exclusion of these charges provides the reader with more comparable financial data to better analyze our operating results. The following items have been adjusted to assist in the comparability:

•	Discontinuation of an international distributor and the gross margin impact of expected sales return due to dissolution of the agreement;

•	Restructuring related charges including legal and compensation charges;

•	Gain on sale of a product line in 2015

•	Tangible and intangible asset impairment of our spine assets as a result of annual testing and subsequent sale of spine assets;

•	Impairment of biologics assets related to the abandonment of our cartilage project;

•	Biologics and spine goodwill impairment, resulting from the annual goodwill impairment test;

•	Tax benefit resulting from the impairment and restructuring charges; and

•	Tax valuation allowances related to continued losses of certain foreign subsidiaries.
The following table provides a reconciliation of certain reported financial results to the non-GAAP financial measures used for comparative basis for each of the years ended December 31, 2016 and 2015. (Amounts in thousands, except diluted earnings per share (EPS)):

Reconciliation of Non-GAAP Financial Measures to Reported Results
Year Ended December 31, 2016	Gross Profit	Operating expenses	Income from Operations	Income Tax	Net Income	Effective Tax Rate	Diluted EPS
Reported income statement balances	$177,322	$169,692	$7,630	$6,533	$162	97.6%	$0.01

Gross margin:
Distributor Sales return	406	—	406	32	374	(5.9)%	0.03
Spine inventory impairment	694	—	694	112	582	(6.7)%	0.04
Total gross margin adjustment	1,100	—	1,100	144	956	(12.6)%	0.07

Operating expense adjustments:
Restructuring related expenses	—	(1,274)	1,274	285	989	(8.7)%	0.07
Spine asset impairment	—	(5,307)	5,307	1,810	3,497	(15.5)%	0.24
Biologics asset impairment	—	(1,539)	1,539	21	1,518	(5.8)%	0.11
Biologics/Spine goodwill impairment	—	(7,553)	7,553	—	7,553	(17.7)%	0.53
Total operating expense adjustment	—	(15,673)	15,673	2,116	13,557	(47.6)%	0.95

Operating profit adjustment	1,100	(15,673)	16,773	2,260	14,513	(60.2)%	1.02

Tax valuation allowances	—	—	—	(2,156)	(2,156)	(9.2)%	(0.15)
Total adjustments	1,100	(15,673)	16,773	104	16,669	(69.4)%	1.17

Adjusted income statement balances	$178,422	$154,019	$24,403	$6,637	$16,831	28.2%	$1.18

Year Ended December 31, 2015	Gross Profit	Operating expenses	Income from Operations	Income Tax	Net Income	Effective Tax Rate	Diluted EPS
Reported income statement balances	$168,199	$145,902	$22,297	$5,563	$14,767	27.4%	$1.04
Gain on sale of business line	—	442	(442)	141	(301)	1.3%	(0.02)
Tax valuation allowances	—	—	—	536	(536)	2.7%	(0.04)
Adjusted income statement balances	$168,199	$146,344	$21,855	$6,240	$13,930	31.4%	$0.98

Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At December 31, 2016, we had working capital of $110.0 million, a decrease of 4% from $114.8 million at the end of 2015. Working capital in 2016 decreased primarily as a result of an increase in accounts payable and accrual balances primarily as a result of our continued investment in the growth of our primary operating segments through manufacturing operations expansion. Inventory and surgical instrumentation remained relatively unchanged during the year ended December 31, 2016, primarily due to the launch of new products and expansion of worldwide distribution, and offset by the impairment and pending sale of the spine inventory. We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities, in connection with both stock purchases under the 2009 ESPP and stock option exercises will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding options with any number of possible combinations of additional debt, additional equity or convertible debt. As of December 31, 2016, $7.9 million of our cash balance was held outside the United States (U.S.) Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the U.S. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $30.0 million in the year ended December 31, 2016, as compared to net cash from operations of $36.6 million during the year ended December 31, 2015. A primary contributor to the decrease in cash flows from operations related to the net cash used due to the increase in inventory of $15.7 million as compared to $1.8 million during 2015, as a result of our continued product line expansion and continued growth within existing markets. The increase in inventory cash outflow was offset by the non-cash spine inventory impairment and inventory allowance charges. Accounts receivable increased $2.1 million during the year ended December 31, 2016, compared to an increase of $3.1 million during the year ended December 31, 2015. Our allowance for doubtful accounts and sales returns increased to $1.5 million at December 31, 2016, compared to $1.0 million at December 31, 2015, as a result of an expected sales return from an independent distributor that was notified of contract termination. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 74 for the year ended December 31, 2016, which decreased from 77 for the year ended December 31, 2015, primarily as a result of worldwide improvements in payments. As we continue to expand our operations internationally, our DSO ratio could fluctuate, due to the fact that credit terms outside the U.S. tend to be relatively longer than those in the U.S.
In December 2016, we recognized a loss of $1.5 million for the impairment of tangible and intangible assets related to future cash flow projections, which included a license agreement with the Industrial Technology Research Institute (ITRI) and the National Taiwan University Hospital (NTUH) for the rights to technology and patents related to the repair of cartilage lesions.
Investing Activities - Investing activities used net cash of $33.7 million for the year ended December 31, 2016, as compared to $29.0 million for the year ended December 31, 2015. The increase was due to an increase in purchases of property and equipment. Our cash outlays for surgical instrumentation, manufacturing equipment and facility expansion were $29.8 million, and $0.8 million for purchases of patents, trademarks and product licenses during the year ended December 31, 2016, as compared to $27.9 million for purchases of surgical instrumentation, manufacturing equipment and facility expansion during the same period of 2015.
In February 2016, we acquired Exactech Australia, our independent distributor, and paid cash consideration of $1.2 million at closing and recognized contingent consideration of $2.4 million, of which $1.1 million was paid in February 2017 and we expect the final payment to be made during the first quarter of 2018. We funded our acquisition from cash flow from operations. We acquired $1.5 million in current assets, $1.1 million in property and equipment, $0.5 million in identifiable intangible assets, assumed $0.2 million in current liabilities and assumed deferred taxes of $0.2 million. We recognized goodwill of $2.8 million. Our accounting for the acquisition was finalized in December 2016. As of December 31, 2016, $1.1 million of the $2.4 million contingent consideration balance was classified in current liabilities due to the expected timing of the earn-out payments.
On October 3, 2016 we paid $2.1 million to acquire a 24.55% interest in Orthopedic Designs North America, Inc. (ODi), a company involved in the development, manufacture and distribution of screw and rod fixation devices used in orthopaedic trauma applications. The investment was made to partner with ODi and further support the development of the technology. We account for our investment in ODi pursuant to the equity method investment guidance.
Financing Activities - Financing activities provided net cash of $4.2 million for the year ended December 31, 2016, as compared to using net cash of $4.7 million for the year ended December 31, 2015, primarily due to increased borrowing on our outstanding line of credit balance and cash proceeds from issuance of stock. In 2016, we had net debt borrowings of $4.0 million as compared to net debt repayments of $7.3 million in 2015. During 2016, we paid contingent consideration payments to the former shareholders of Blue Ortho of $0.7 million, and we used cash of $3.0 million for the repurchase of our common stock. Proceeds from the exercise of stock options provided cash of $4.0 million during 2016, as compared to $3.7 million during 2015, with the proceeds used to fund our acquisition and investment activities.
Long-term Debt
On December 17, 2015, we entered into a $150 million revolving credit line agreement, referred to as the Credit Agreement, with JPMorgan Chase Bank, as Administrative Agent, JPMorgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank, as Syndication Agent. The Credit Agreement includes a $5 million sub-facility for swingline loans and a $5 million sub-facility for the issuance of letters of credit. The Credit Agreement has a five year term and matures on December 16, 2020.

At our option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate, (ii) the federal funds effective rate plus one-half of one percent (0.50%) and (c) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 1%) plus an applicable margin ranging from 0.25% to 0.75% based on our leverage ratio or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin ranging from 1.25% to 1.75% based on our total leverage ratio. Swingline loans bear interest at the Alternate Base Rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.175% or 0.25% based on our total leverage ratio.
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
The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and other remedies with respect to the collateral securing the obligations under the Credit Agreement. The Credit Agreement includes covenants and terms that, among other things, place certain restrictions on our ability to incur additional debt, incur liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements and make capital expenditures. Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain thresholds. Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to1.00. As of December 31, 2016, we were in compliance with the financial covenants.
Other Commitments and Contingencies
At December 31, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $20.9 million and outstanding commitments for the purchase of capital equipment of $6.7 million. Purchases under our distribution agreements were $3.5 million during the year ended December 31, 2016.
Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations at December 31, 2016 (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Line of credit	$20,000	$—	$—	$20,000	$—
Interest on long-term debt (1)	783	200	400	183	—
Operating leases	3,724	1,369	1,377	602	376
Capital Lease minimum lease payments	40	14	20	6	—
Other long-term obligations	7,912	2,913	3,423	979	597
Purchase obligations	27,696	27,696	—	—	—
	$60,155	$32,192	$5,220	$21,770	$973

(1) Based on outstanding balances, term dates and interest rates on our variable rate debt at December 31, 2016, we have made certain estimates to forecast our payments of interest on our outstanding debt. We assume relatively stable interest rates, full payment of our debt instruments by due dates, and no additional lending other than under our line of credit. This estimate is subject to uncertainty due to the variable nature of the interest rates and revolving nature of our line of credit. Should interest rates vary significantly, our estimate could be materially different from actual results.
(2) Other long-term obligations include long-term liabilities as part of our acquisition of Exactech Australia in February 2016 and Blue Ortho in January 2015.
Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.
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
Allowance for Doubtful Accounts and Sales Returns - Our accounts receivable consist primarily of amounts due from hospitals, international government healthcare agencies and international distributors. Amounts due from international distributors carry longer payment terms than domestic customers, typically due in 90-120 days. We typically perform credit evaluations on our customers and generally do not require collateral. We generally invoice sales to international distributors in U.S. dollars and we are not subject to significant currency exchange rate risk on accounts receivable from international distributors although we do have exchange rate risk in receivables of our international subsidiaries. We maintain an allowance for doubtful accounts to estimate the losses due to the inability to collect required payment from our customers for products and services rendered. In calculating the allowance, we utilize a model that ages the accounts receivable and applies a progressively higher allowance percentage, based upon our historical experience with balances written-off as uncollectible, to each tier of receivables past due terms. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required which would affect our future operating results due to increased expenses for the resulting uncollectible bad debt. We grant sales returns on a case by case basis. We calculate an allowance for returns based upon an analysis of our historical sales return experience. At each year ended December 31, 2016 and 2015, our allowance for doubtful accounts was $1.0 million. As a percentage of accounts receivable, the allowance decreased to 1.8% as compared to 1.9% at the prior year end. At December 31, 2016, our net margin allowance for sales returns was $0.5 million compared to $40,000 at December 31, 2015, as a result of an expected sales return from an independent distributor who was notified of discontinuation of service.
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
Inventories - Inventories are valued at the lower of cost or net realizable value using a FIFO inventory method. Inventory is comprised of implants and instruments held for sale, including implants consigned or loaned to customers and agents. The consigned or loaned inventory remains our inventory until we are notified of the implantation. Our independent agents have contractual responsibility for any discrepancies in our consigned or loaned inventory, which can result in the agent’s loss of compensation if the inventory is lost. We are required to maintain substantial levels of inventory because it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery, and certain sizes are typically used less frequently than the “standard” sizes. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery, including unusual sizes that will be sold less frequently than “standard” sizes. Although we may conclude that it is more likely than not that all quantities on hand of certain sizes will eventually not be sold, we do not consider such items “excess inventory,” as our business model requires that we maintain such quantities in order to sell the “standard” sizes.
As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for lost or damaged inventory to allow for the cost of items that are lost or damaged. We experienced charges related to the lost or damaged and obsolete inventory allowances during the years ended December 31, 2016, 2015, and 2014, of $2.3 million and $2.8 million, and $2.3 million, respectively.
An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. As the slow moving allowance is an estimate of future obsolescence, changes in sales patterns from historical trends and future product release schedules, could impact the slow moving allowance balance, and result in higher or lower charges to the periodic cost of goods sold. As of December 31, 2016, we have inventory items with a cost basis of approximately $21.4 million that we determined to be slow moving inventory and for which we have provided an allowance of approximately $14.3 million. We experienced charges related to the slow moving inventory allowances during the years ended December 31, 2016, 2015, and 2014, of $2.7 million and $2.1 million, and $1.6 million, respectively.
We also test our inventory levels for the amount of inventory that we expect to sell within one year. Due to the scope of products required to support surgeries and the fact that we stock new subsidiaries, add consignment locations, and launch new products, the level of inventory often exceeds the forecasted level of cost of goods sold for the next twelve months. As of December 31, 2016, we determined that $15.7 million of inventory should be classified as non-current, as compared to $9.0 million as of December 31, 2015. The increase in non-current inventory is primarily a result of stocking implants for product launches and sales force expansion.
Impairment of Spine Assets - During the fourth quarter of 2016, we reviewed our spine assets for impairment both as a part our annual review process and as a result of impairment indicators, such as the discounted cash flow results of the biologics and spine reporting unit, continuing deterioration of the operations, and declining market interest in the spine product line. Using various assumptions, including future revenue projections, obsolescence and market measures we identified impairment to the spine inventory, surgical instrumentation, other property and equipment, and unamortized finite lived intangible assets. The total impairment to the spine assets was $6.0 million for the year ended December 31, 2016. We did not identify any impairment to the biologics assets; however, we recognized an impairment loss of $1.5 million due to our evaluation of the future cash flows from our cartilage repair technology.
Goodwill and Other Intangible Assets - We assess the value of goodwill and other intangibles in accordance with guidance from the Financial Accounting Standards Board, or FASB. Goodwill is not amortized but is evaluated for impairment, as of October 1 each year, or sooner if an event occurs that would more-likely-than-not reduce the fair value of a reporting unit. In testing goodwill for impairment, we compare the carrying value of the reporting units to their fair value, using a discounted cash flow method of valuation. In determining the fair value of the reporting units, we make assumptions regarding estimated future cash flows based on our estimated future net sales and operating expenses, as well as our estimated growth, based upon projected market penetration and general economic conditions. We initially allocate goodwill to the reporting units based on estimated future sales of the reporting units. We test goodwill for impairment on a reporting unit level, which is aligned with our product lines and the way that our management analyzes and reviews the discrete financial information. Changes to these estimates could cause an impairment of goodwill to occur. In assessing the value of other intangible assets, we make assumptions regarding the estimated future cash flows, economic life and other factors to determine fair value of the respective assets. If these estimates or assumptions change in the future, we may be required to record an impairment charge for these assets. We analyze our other intangible assets for impairment issues on a quarterly and annual basis, if required.
We performed our annual step one goodwill impairment test for each of our reporting units, effective October 1, 2016. Our step one impairment test indicated that the fair values of each reporting unit significantly exceeded their respective carrying values, with the exception of the biologics and spine and hip reporting units.
The biologics and spine reporting unit step one impairment test indicated an impairment as the fair value of the reporting unit was below the carrying value, which required that we complete step two of the goodwill impairment test. We assigned fair value to the biologics and spine assets and liabilities using various assumptions about market value and obsolescence. The implied fair value of the assets resulted in a full goodwill impairment charge of $7.6 million for the biologics and spine reporting unit. There was no tax benefit associated with this charge. Our biologics and spine segment has suffered from pricing pressures, which deteriorated further during the last half of 2016. As a result of these pressures and challenges with our spine product line, we impaired our spine assets and in January 2017 we completed the sale of our spine product line. We intend to continue with the commercialization of the remaining biologics products.
The fair value of our hip and knee reporting units were not significantly higher than their carrying value. The fair value exceeded the carrying value of the hip segment by 3.8%, with goodwill of $1.3 million allocated to the hip reporting unit: and the fair value exceeded the carrying value of the knee segment by 9.5%, with goodwill of $6.4 million allocated to the knee reporting unit. We evaluated our reporting units using two approaches: the market approach and the income approach. Under the market approach we used two methods: a guideline public company method and a guideline transaction method. The guideline public company method compared market data, such as stock price, equity market value, revenues and EBITDA to similar publicly traded companies in the medical device industry. The guideline transaction method compared various multiples of actual transactions of similar companies compared to our revenues and EBITDA multiples. Under the income approach we utilized a projected discounted cash flow model (DCF model) to project future operations. In allocating shared assets and liabilities to the carrying value of the reporting units we made certain assumptions. The DCF model contained significant assumptions including, future growth rates, timing of future cash flows, and discount rates. These assumptions were determined based on our best estimates of future projections and guideline market participant analysis. The results of these approaches were weighted based on the relevance of the evaluations. Subsequent to the biologics and spine goodwill impairment, the total aggregate fair value of the reporting units approximated our market capitalization as adjusted for a control premium.
Our projections are based on the expectations of growth in our operations as a result of improvements in our domestic sales force and planned product launches over the next few years. We also assume a certain stabilization of the foreign currency impacts from international markets, which are heavily weighted to the knee and hip reporting units. While we believe that the estimates we used in this evaluation were reasonable, a change in the assumptions could negatively impact the estimated fair value for each of the reporting units. Our projections could be negatively impacted by various internal and external economic situations, such as, delayed product launches, supply chain challenges, and deterioration of the U.S. or international economy. Actual results may differ from our projections and could result in future impairment tests providing an outcome of impairment to goodwill. Such impairment to goodwill would result in a non-cash charge to earnings.
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
The FASB guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2016, we did not have any liability for uncertain tax positions that requires recognition in the consolidated financial statements.
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

Our Executive Incentive Compensation Plan provides for issuance of stock-based compensation, including the grant of stock, stock appreciation rights, stock options, and other stock-based compensation. Under the plan, the exercise price of option awards equals the market price of our stock on the date of grant. At the discretion of the Compensation Committee of our Board of Directors, option awards granted to employees have typically vested in equal increments over a three to five-year period starting on the first anniversary of the date of grant. An option's maximum term is ten years. The compensation cost that has been charged against income for the incentive compensation plans was $1.6 million, $1.8 million, and $1.8 million and income tax benefit of $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Recent Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for information concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest experienced an upward increase of 1%, our debt service would increase approximately $0.2 million for 2017.
The table that follows provides information about our debt obligation that is sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations. We believe that the amounts presented approximate the financial instrument's fair market value as of December 31, 2016:

(in thousands, except percentages)	2017	2018	2019	2020	Thereafter	Total
Liabilities
Term loan at variable interest rate	—	—	—	20,000	—	$20,000
Weighted average interest rate	1.90%

Foreign Currency Risk
Foreign currency translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the Euro (EUR), British Pound (GBP), Japanese Yen (JPY) and Australian Dollar (AUD). During the year ended December 31, 2016, translation gains were $3.4 million, compared to translation losses of $3.7 million for the year ended December 31, 2015.
Foreign currency transactions – The U.S. dollar is considered our primary currency, and transactions that are completed in an international currency are translated into U.S. dollars and recorded in the financial statements. We recognized a currency transaction loss of $0.2 million for the year ended December 31, 2016 and $0.7 million for the same period in 2015, which was primarily due to the effect of our European and Japanese expansions and the weakening of the EUR and JPY as compared to the U.S. dollar. At certain times, we enter into hedging instruments to manage our exposure to these risks and anticipate more of this activity in 2017.
Forward Currency Option – During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR), the British Pound (GBP) and the Japanese Yen (JPY). During the year ended December 31, 2016, we recognized losses of $0.1 million related to these instruments. The recognized losses were recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.
During 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. During the year ended December 31, 2015, we realized a loss of $0.5 million, related to these instruments. The recognized losses were recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealer quotes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited the accompanying consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules of the Company listed in Item 15(e). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exactech, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exactech, Inc. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Charlotte, North Carolina
March 7, 2017

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,052	$12,713
Accounts receivable, net of allowances of $1,473 and $1,011	53,051	52,442
Prepaid expenses and other assets, net	3,075	2,552
Income taxes receivable	2,140	486
Inventories – current	65,264	71,429
Assets held for sale	6,477	—
Total current assets	143,059	139,622
PROPERTY AND EQUIPMENT:
Land	4,474	4,494
Machinery and equipment	42,034	37,008
Surgical instruments	132,134	123,533
Furniture and fixtures	4,700	4,655
Facilities	21,726	20,348
Projects in process	2,473	1,218
Total property and equipment	207,541	191,256
Accumulated depreciation	(100,234)	(96,713)
Net property and equipment	107,307	94,543
OTHER ASSETS:
Deferred financing and deposits, net	968	858
Equity Investment	2,047	—
Deferred tax assets	887	—
Non-current inventories	15,723	8,995
Product licenses and designs, net	9,102	11,121
Patents and trademarks, net	821	1,426
Customer relationships, net	476	92
Goodwill	13,819	18,850
Total other assets	43,843	41,342
TOTAL ASSETS	$294,209	$275,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,566	$13,932
Income taxes payable	780	603
Accrued expenses and other liabilities	11,832	9,498
Other current liabilities	2,927	792
Total current liabilities	33,105	24,825
LONG-TERM LIABILITIES:
Deferred tax liabilities	1,773	443
Line of credit	20,000	16,000
Other long-term liabilities	5,089	5,850
Total long-term liabilities	26,862	22,293
Total liabilities	59,967	47,118
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value; 30,000,000 shares authorized, 14,413,478 and 14,153,669 shares issued and outstanding	144	142
Additional paid-in capital	87,319	81,963
Treasury Stock	(3,042)	—
Accumulated other comprehensive loss	(8,611)	(11,986)
Retained earnings	158,432	158,270
Total shareholders’ equity	234,242	228,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$294,209	$275,507

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands, except per share amounts)

	2016	2015	2014
NET SALES	$257,573	$241,838	$248,373
COST OF GOODS SOLD	80,251	73,639	74,244
Gross profit	177,322	168,199	174,129
OPERATING EXPENSES:
Sales and marketing	92,452	87,095	89,796
General and administrative	22,182	22,483	22,692
Research and development	21,377	19,384	18,377
Restructuring and impairment	15,673	—	—
Depreciation and amortization	18,008	16,940	16,990
Total operating expenses	169,692	145,902	147,855
INCOME FROM OPERATIONS	7,630	22,297	26,274
OTHER INCOME (EXPENSE):
Interest income	15	9	16
Other income	448	468	78
Interest expense	(1,013)	(1,313)	(1,111)
Foreign currency loss, net	(332)	(1,131)	(1,129)
Total other income (expense)	(882)	(1,967)	(2,146)
INCOME BEFORE INCOME TAXES AND EQUITY IN LOSS OF INVESTEE	6,748	20,330	24,128
PROVISION FOR INCOME TAXES
Current	6,579	8,734	9,228
Deferred	(46)	(3,171)	(1,588)
Total provision for income taxes	6,533	5,563	7,640
INCOME BEFORE EQUITY IN LOSS OF INVESTEE	215	14,767	16,488

EQUITY IN LOSS OF INVESTEE, NET OF TAX	(53)	—	—
NET INCOME	$162	$14,767	$16,488

BASIC EARNINGS PER SHARE	$0.01	$1.05	$1.20

DILUTED EARNINGS PER SHARE	$0.01	$1.04	$1.18

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)

	2016	2015	2014
Net Income	$162	$14,767	$16,488
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	—	150	134
Change in currency translation	3,375	(3,739)	(4,629)
Other comprehensive income (loss), net of tax	3,375	(3,589)	(4,495)
Comprehensive income	$3,537	$11,178	$11,993

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2013	13,577	$136	$69,175	$127,015	$—	$(3,902)	$192,424

Net income	—	—	—	16,488	—	—	16,488
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	134	134
Change in currency translation	—	—	—	—	—	(4,629)	(4,629)
Exercise of stock options	262	3	4,316	—	—	—	4,319
Issuance of restricted common stock for services	18	—	423	—	—	—	423
Issuance of common stock under Employee Stock Purchase Plan	34	—	660	—	—	—	660
Compensation cost of stock options	—	—	1,800	—	—	—	1,800
Tax impact on stock awards	—	—	(248)	—	—	—	(248)
Balance December 31, 2014	13,891	$139	$76,126	$143,503	$—	$(8,397)	$211,371

Net income	—	—	—	14,767	—	—	14,767
Change in fair value of cash flow hedge, net of tax	—	—	—	—	—	150	150
Change in currency translation	—	—	—	—	—	(3,739)	(3,739)
Exercise of stock options	198	2	2,987	—	—	—	2,989
Issuance of restricted common stock for services	20	—	407	—	—	—	407
Issuance of common stock under Employee Stock Purchase Plan	45	1	751	—	—	—	752
Compensation cost of stock options	—	—	1,794	—	—	—	1,794
Tax impact on stock awards	—	—	(102)	—	—	—	(102)
Balance December 31, 2015	14,154	$142	$81,963	$158,270	$—	$(11,986)	$228,389

Net income	—	—	—	162	—	—	162
Change in currency translation	—	—	—	—	—	3,375	3,375
Treasury Stock	—	—	—	—	(3,042)	—	(3,042)
Exercise of stock options	192	2	3,154	—	—	—	3,156
Issuance of restricted common stock for services	16	—	387	—	—	—	387
Issuance of common stock under Employee Stock Purchase Plan	51	—	815	—	—	—	815
Compensation cost of stock options	—	—	1,563	—	—	—	1,563
Tax impact on stock awards	—	—	(563)	—	—	—	(563)
Balance December 31, 2016	14,413	$144	$87,319	$158,432	$(3,042)	$(8,611)	$234,242

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$162	$14,767	$16,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	462	65	47
Inventory allowance	5,058	4,907	3,921
Depreciation and amortization	19,210	18,406	18,546
Restricted common stock issued for services	387	407	423
Compensation cost of stock awards	1,563	1,794	1,800
Loss on disposal of equipment	2,047	1,598	1,552
Loss on goodwill and asset impairment	15,092	—	—
Loss on disposal of trademarks and patents	—	21	13
Gain on sale of product line	—	(442)	—
Foreign currency option loss	—	(39)	—
Foreign currency exchange loss (gain)	201	659	1,321
Equity in net loss of equity investee	53	—	—
Deferred income taxes	(46)	(3,171)	(1,588)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,124)	(3,061)	6,433
Prepaids and other assets	(656)	314	453
Inventories	(15,659)	(1,756)	(6,515)
Accounts payable	2,439	(1,200)	(2,732)
Income taxes receivable/payable	(1,461)	1,706	(54)
Accrued expense & other liabilities	3,314	1,649	(1,522)
Net cash provided by operating activities	30,042	36,624	38,586
INVESTING ACTIVITIES:
Purchases of property and equipment	(30,057)	(28,001)	(24,782)
Proceeds from sale of property and equipment	124	—	3
Proceeds from sale of product line	—	1,000	—
Purchase of intangible assets	(792)	—	(460)
Investment in equity investee	(2,100)	—	—
Acquisition of subsidiaries, net of cash acquired	(833)	(2,005)	—
Net cash used in investing activities	(33,658)	(29,006)	(25,239)
FINANCING ACTIVITIES:
Net borrowings (repayments) on line of credit	4,000	16,000	(10,732)
Principal payments on debt	—	(23,250)	(3,000)
Payment of contingent consideration	(669)	(676)	—
Payments on capital leases	(37)	(64)	(80)
Debt issuance costs	(25)	(465)	(15)
Common stock repurchase	(3,042)	—	—
Proceeds from issuance of common stock	3,971	3,741	4,979
Net cash provided by (used in) financing activities	4,198	(4,714)	(8,848)
Effect of foreign currency translation on cash and cash equivalents	(243)	(242)	(459)
NET INCREASE IN CASH AND CASH EQUIVALENTS	339	2,662	4,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,713	10,051	6,011
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,052	$12,713	$10,051
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$574	$878	$1,064
Income taxes	9,444	7,398	9,243
Non-cash investing and financing activities:
Cash flow hedge gain (loss), net of tax	—	150	134
Capitalized lease additions	29	8	15
Purchase of equipment payable	634	—	—

See notes to consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	ORGANIZATION
Exactech, Inc. designs, manufactures, markets and distributes orthopaedic implant devices including knee, hip, and extremity joint replacement systems, bone allograft materials, surgical instrumentation, and bone cement and accessories, primarily used by medical specialists for surgical procedures to repair damaged and/or diseased joints. We are headquartered in Gainesville, Florida with our principal market in the United States; however, we distribute our products in nearly forty international markets through a network of independent distributors and wholly owned subsidiaries through our international headquarters, Exactech International Operations based in Bern, Switzerland. In China, we market our products through Exactech Asia, in the United Kingdom through Exactech (UK), Ltd., in Japan through Exactech KK, in France through Exactech France, in Spain through Exactech Iberica, in Germany through Exactech Deutschland, and in Australia through Exactech Australia. We also maintain a research operation in Taiwan through Exactech Taiwan.
On October 3, 2016, we paid $2.1 million cash to acquire a 24.55% interest in Orthopedic Designs North America, Inc. ("ODi"), a company involved in the development, manufacture and distribution of screw and rod fixation devices used in orthopaedic trauma applications. The investment was made to partner with ODi and further support the development of the technology. We account for our investment in ODi pursuant to the equity method investment guidance issued by the Financial Accounting Standards Board, or FASB.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Exactech, Inc. and its majority owned subsidiaries. References in this document to “Exactech”, “the Company”, “us”, “we”, or “our”, refers to Exactech, Inc. and its subsidiaries on a consolidated basis unless the context requires otherwise. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassification - Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. No reclassification on the consolidated financial statements had a material impact on the presentation.
During 2016, we changed the classification of surgical instrumentation not yet placed in service from non-current inventory in the other assets category to surgical instrumentation in the property, plant and equipment category. In order to present comparable financial statements, we reclassified $14.4 million of non-current inventory in the December 31, 2015 balance sheet to property, plant and equipment. We also reclassified the effect of the classification change on the cash flow statement for each of the twelve months ended December 31, 2015 and 2014 by reducing cash used for inventory by $8.5 million and $6.6 million, respectively, in cash flow from operations and increasing the cash used for property, plant and equipment in cash flow from investing. The prior period reclassification had no impact on our consolidated statements of income or equity in the consolidated balance sheets.

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
Inventories - Inventories are valued at the lower of cost or net realizable value using a FIFO inventory method. Inventory is comprised of implants and instruments held for sale, including implants consigned or loaned to customers and agents. The consigned or loaned inventory remains our inventory until we are notified of the implantation. Our independent agents have contractual responsibility for any discrepancies in our consigned or loaned inventory, which can result in the agent’s loss of compensation if the inventory is lost. We are required to maintain substantial levels of inventory because it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery, and certain sizes are typically used less frequently than the “standard” sizes. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery, including unusual sizes that will be sold less frequently than “standard” sizes. Although we may conclude that it is more likely than not that all quantities on hand of certain sizes will eventually not be sold, we do not consider such items “excess inventory,” as our business model requires that we maintain such quantities in order to sell the “standard” sizes.
As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for lost or damaged inventory to allow for the cost of items that are lost or damaged. We experienced charges related to the lost or damaged and obsolete inventory allowances of $2.3 million, $2.8 million, and $2.3 million, during the years ended December 31, 2016, 2015, and 2014, respectively.
An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. As the slow moving allowance is an estimate of future obsolescence, changes in sales patterns from historical trends and future product release schedules, could impact the slow moving allowance balance, and result in higher or lower charges to the periodic cost of goods sold. As of December 31, 2016, we have inventory items with a cost basis of approximately $21.4 million that we determined to be slow moving inventory and for which we have provided an allowance of approximately $14.3 million. We experienced charges related to the slow moving inventory allowances of $2.7 million, $2.1 million, and $1.6 million, during the years ended December 31, 2016, 2015, and 2014,respectively.
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

The following table summarizes our classifications of inventory as of December 31,:

(in thousands)	2016	2015
Raw materials	$23,183	$19,481
Work in process	1,634	1,633
Finished goods on hand	7,913	14,497
Finished goods on loan/consignment	48,257	44,813
Inventory total	80,987	80,424
Non-current inventories	15,723	8,995
Inventories, current	$65,264	$71,429

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the related assets: for machinery and equipment, five years, for surgical instrumentation, seven years, for furniture and fixtures, five years, and for facilities, thirty-nine years. Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $17.5 million, $16.7 million, and $16.6 million, respectively. Included in depreciation expense, is depreciation on manufacturing equipment, which is expensed to cost of goods sold. Depreciation expense on our surgical instruments is for our instruments that we use both internally and loan to our customers for their use, and is expensed as an operating expense. Maintenance and repairs are charged to expense as incurred.
Our surgical instrumentation, a large part of our property and equipment, is primarily consigned or loaned to hospitals and surgeons without additional compensation. As a result of the use in the field, there is an increased risk of loss or damage to the surgical instruments. As such, our independent agents are contractually responsible to compensate us for any discrepancies or loss in our consigned or loaned surgical instrumentation.
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
Revenue Recognition - For sales through U.S. sales agents and our international subsidiaries, revenue is recognized upon notification from our sales agent that a product or service has been implanted in a patient customer. As this implantation represents delivery of our products and services without any right of return, we recognize the associated revenue accordingly. Our U.S. sales agents are generally present at the time the product is implanted in a patient and are therefore aware of all sales, including the use of products maintained by non-distributor customers. For sales to international independent distributors, revenue is recognized upon shipment as title, risk and rewards of ownership pass to the buyer and there typically are no contractual rights of return granted or post shipment obligations; however, we have accepted returns in certain circumstances. As sales returns are granted on a case by case basis, we provide for an allowance for returns based upon an analysis of our prior returns experience. At December 31, 2016 and 2015, our allowance for sales returns was $521,000 and $40,000, respectively. The increase in the sales return allowance was a result of an expected sales return from an independent international distributor who was notified of the discontinuation of its contract.
Shipping and Handling Costs - Our shipping and handling costs for shipments of our product to our customers, independent distributors and subsidiaries, are included in cost of goods sold. All shipping and handling charges that are billed to customers are included in net sales. All other shipping and handling costs are included in operating expenses.
Deferred Financing Costs - Deferred financing costs of $0.5 million as of December 31, 2016 and 2015, are stated net of amortization of $0.1 million and $5,000, respectively. These costs are amortized to interest expense over the expected life of the underlying debt using the straight line method, which approximates the effective interest method of amortization.
Goodwill and Other Intangible Assets - We assess the value of goodwill and other intangibles in accordance with guidance from the FASB. Goodwill is not amortized but is evaluated for impairment, as of October 1 each year, or sooner if an event occurs that would more-likely-than-not reduce the fair value of a reporting unit. In testing goodwill for impairment, we compare the carrying value of the reporting units to their fair value, using a discounted cash flow method of valuation. In determining the fair value of the reporting units, we make assumptions regarding estimated future cash flows based on our estimated future net sales and operating expenses, as well as our estimated growth, as a result of projected market penetration and general economic conditions. We initially allocate goodwill to the reporting units based on estimated future sales of the reporting units. We allocate and test goodwill for impairment on a reporting unit level, which is aligned with our product lines and the way that our management analyzes and reviews the discrete financial information. Changes to these estimates could cause an impairment of goodwill to occur.
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
Accrued Expenses - Accrued expenses as of December 31, 2016 and 2015 consist of the following:

(in thousands)	2016	2015

Commissions payable	$4,053	$4,218
Compensation payable	5,013	3,071
Royalties payable	1,500	1,599
Deferred revenue	394	175
Miscellaneous accrued expenses	872	435
Total accrued expenses	$11,832	$9,498

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
Hedging Activities and Foreign Currency Transactions
Hedging Activities - We account for derivative hedging activities in accordance with guidance issued by the FASB. The guidance requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income or loss. Our policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor any hedging instruments to determine if they continue to be effective. We terminated our interest rate swap during the fourth quarter of 2015. We do not enter into or hold derivative instruments for trading or speculative purposes. The fair value of any hedging instruments we hold is based on dealer quotes and includes adjustments for nonperformance risk. Any change in fair value is recorded in the consolidated balance sheet as accumulated other comprehensive income or loss.
Foreign Currency Transactions - The following table provides information on the components of our foreign currency activities recognized in the Consolidated Statements of Income for the years ended December 31,:

(in thousands)	2016	2015	2014
Foreign currency transactions loss, net	$(201)	$(659)	$(1,321)
Forward currency option (loss) gain	(131)	(472)	192
Foreign currency loss, net	$(332)	$(1,131)	$(1,129)

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions, which are made in a currency that differs from the functional currency, are included in income as they occur, as other income (expense) in the Consolidated Statements of Income.
Forward Currency Option – During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR), the British Pound (GBP) and the Japanese Yen (JPY). During the year ended December 31, 2016, we recognized losses of $0.1 million related to these instruments. The recognized losses were recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealers’ quotes.
During 2015, we entered into foreign currency forward contracts as economic hedges against the strengthening of the USD against the EUR and the JPY. During the year ended December 31, 2015, we realized a loss of $0.5 million, related to these instruments. The recognized losses were recorded in other income (expense) in the consolidated statements of income related to the fair value of these currency options based upon dealer quotes.
Foreign Currency Translation - We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is the local currency. Transactions are translated into U.S. dollars and exchange gains and losses arising from translation are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, Australian Dollar (AUD) and JPY. During the twelve months ended December 31, 2016, translation gains were $3.4 million, which were primarily due to the strengthening of the JPY and AUD. During the year ended December 31, 2015, translation losses were $3.7 million, which were a result of the weakening of the JPY and EUR. We may experience translation gains and losses during the year ending December 31, 2017; however, these gains and losses are not expected to have a material effect on our financial position, results of operations, or cash flows.
Other Comprehensive Income (Loss) - Other comprehensive income (loss) is composed of unrealized gains or losses from the change in fair value of certain derivative instruments that qualify for hedge accounting, and for foreign currency translation effects. The following table provides information on the components of our other comprehensive loss:

(in thousands)	Cash Flow Hedge	Foreign Currency Translation	Total
Balance December 31, 2014	$(150)	$(8,247)	$(8,397)
2015 Adjustments	150	(3,739)	(3,589)
Balance December 31, 2015	$—	$(11,986)	$(11,986)
2016 Adjustments	—	3,375	3,375
Balance December 31, 2016	$—	$(8,611)	$(8,611)

We do not enter into or hold derivative instruments for trading or speculative purposes.
New Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the accounting for goodwill impairment. The guidance removes Step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The amended guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, for periods beginning after December 15, 2016. We are currently assessing the impact on our financial statements of adopting this guidance.
In January 2017, the FASB issued amended guidance on the accounting for business combinations to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.
In November 2016, the FASB issued new guidance, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The new standard is required to be applied retrospectively. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.
In October 2016, the FASB issued new guidance which allows recognition of the income tax consequences upon intra-entity transfers of assets other than inventory when the transfer occurs. The guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statements.
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
In March 2016, the FASB issued updated guidance related to accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.
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
In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for the first fiscal quarter of 2018, and early application is permitted January 1, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018. At this time we have not identified any material impact on our financial position or results of operations that would result in the year of adoption. However, we are still assessing the impact and expect that assessment to be completed during the first half of 2017. We plan to adopt the new guidance under the retrospective approach.
In November 2015, the FASB issued amended guidance on income taxes, which simplifies the classification of deferred income tax liabilities and assets in a classified statement of financial position. The amendment requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a non-current amount. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and may be early adopted on a prospective basis or on a retrospective basis to all periods presented. In the first quarter of 2016 we adopted the amended guidance on a retrospective basis, and reclassified $1.7 million of current deferred tax assets to non-current deferred tax liabilities as of December 31, 2015.

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

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2016
Contingent consideration	$7,912	$—	$—	$7,912

At December 31, 2015
Contingent consideration	$6,222	$—	$—	$6,222

The fair value of our contingent consideration liability is management's best estimate based on the present value of estimated payment scenarios, which were determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as additional data impacting the assumptions is obtained, and will recognize any changes in the Consolidated Statements of Income. See Note 14 - Business Acquisitions for further discussion on the contingent consideration.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the years ended December 31, 2016 and 2015:

(in thousands)	Extremities	Knee	Hip	Biologics and Spine	Other	Total
Balance as of January 1, 2015	$411	$3,639	$597	$7,553	$891	$13,091
Business acquisition	$4,368	$1,760	$391	$—	$—	$6,519
Foreign currency translation effects	(318)	(267)	(84)	—	(91)	$(760)
Balance as of December 31, 2015	$4,461	$5,132	$904	$7,553	$800	$18,850
Business acquisition	833	1,389	417	—	138	$2,777
Impairment	—	—	—	(7,553)	—	$(7,553)
Foreign currency translation effects	(140)	(72)	(20)	—	(23)	$(255)
Balance as of December 31, 2016	$5,154	$6,449	$1,301	$—	$915	$13,819

During the fourth quarter of 2016 we performed our annual step one goodwill impairment test for each of our reporting units, effective October 1, 2016. Our step one impairment test indicated that the fair value of each reporting unit significantly exceeded their respective carrying values, with the exception of the biologics and spine and hip reporting units.
The biologics and spine reporting unit step one impairment test indicated an impairment as the fair value of the reporting unit was below the carrying value, which required step two of the goodwill impairment test. We assigned fair value to the biologics and spine assets and liabilities using various assumptions about market value and obsolescence. The implied fair value of the assets resulted in a full goodwill impairment charge of $7.6 million for the biologics and spine reporting unit. There was no tax benefit associated with this charge. Our biologics and spine segment has suffered with pricing pressures and market competitiveness, which deteriorated further during the last half of 2016. As a result of these pressures and challenges with our spine product line, we impaired our spine assets as of December 31, 2016, and in January 2017 we completed the sale of our spine assets. We intend to continue with the commercialization of the remaining biologics products.
The fair value of our hip and knee reporting units were not significantly higher than their carrying value. The fair value exceeded the carrying value of the hip segment by 3.8%, with goodwill of $1.3 million allocated to the hip reporting unit: and the fair value exceeded the carrying value of the knee segment by 9.5%, with goodwill of $6.4 million allocated to the knee reporting unit. We evaluated our reporting units using two approaches: the market approach and the income approach. Under the market approach we used two methods: a guideline public company method and a guideline transaction method. The guideline public company method compared market data, such as stock price, equity market value, revenues and EBITDA to similar publicly traded companies in the medical device industry. The guideline transaction method compared various multiples of actual transactions of similar companies compared to our revenues and EBITDA multiples. Under the income approach we utilized a projected discounted cash flow model (DCF model) to project future operations. In allocating shared assets and liabilities to the carrying value of the reporting units we made certain assumptions. The DCF model contained significant assumptions including: future growth rates, timing of future cash flows, and discount rates. These assumptions were determined based on our best estimates of future projections and guideline market participant analysis. The results of these approaches were weighted based on the relevance of the evaluations. Subsequent to the biologics and spine goodwill impairment, the total aggregate fair value of the reporting units approximated our market capitalization, as adjusted for a control premium.
Our projections are based on the expectations of growth in our operations as a result of improvements in our domestic sales force and planned product launches over the next few years. We also assume a certain stabilization of the foreign currency impacts from international markets, which are heavily weighted to the hip reporting unit. While we believe that the estimates we used in this evaluation were reasonable, a change in the assumptions could negatively impact the estimated fair value for each of the reporting units. Our projections could be negatively impacted by various internal and external economic situations, such as, delayed product launches, supply chain challenges, and deterioration of the U.S. or international economy. Actual results may differ from our projections and could result in future impairment tests providing an outcome of impairment to goodwill. Such impairment to goodwill would result in a non-cash charge to earnings.
Other Intangible Assets – The following tables summarize our carrying values of our other intangible assets at December 31, 2016 and 2015:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at December 31, 2016
Product licenses and designs	$14,842	$5,740	$9,102	11.5
Patents and trademarks	4,182	3,361	821	14.0
Customer relationships	1,438	962	476	6.9

Balance at December 31, 2015
Product licenses and designs	$16,675	$5,554	$11,121	11.1
Patents and trademarks	4,678	3,252	1,426	14.2
Customer relationships	2,923	2,831	92	7.0

During the fourth quarter of 2016, we reviewed our biologics and spine intangible assets for impairment as a part our annual review process, as well as, a result of impairment indicators, such as the discounted cash flow results of the biologics and spine reporting unit, continuing deterioration of the operations, and market interest in the spine product line. Using various assumptions, including the subsequent sale price of the spine assets, future projections and market measures of the biologics assets, we identified impairment to the spine unamortized finite lived intangible assets. The impairment to the unamortized spine intangible assets was $0.6 million for the year ended December 31, 2016. We did not identify any impairment to the biologics intangible assets, other than a loss of $1.1 million due to our decision not to pursue commercialization of our cartilage repair technology.
Our product licenses and designs are amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Patents and trademarks are amortized on a straight-line basis over their estimated useful lives ranging from five to seventeen years. Customer relationships are amortized on a straight-line basis over their estimated useful lives of six to seven years. We recognized amortization expense on our intangible assets of $1.7 million, $1.7 million, and $2.0 million for the three years ended December 31, 2016, 2015 and 2014, respectively. The following table provides information for the estimated amortization by year for our amortizable intangible assets:

	Year ending December 31,
(in thousands)	2017	2018	2019	2020	2021
Product licenses and designs	$1,102	$1,039	$1,025	$1,021	$994
Patents and trademarks	226	210	141	68	66
Customer relationships	78	78	78	78	78

5.	INCOME TAX
The provision for income taxes consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$5,021	$7,014	$6,657
State	1,322	1,289	1,783
Foreign	236	431	788
Total current	6,579	8,734	9,228

Deferred:
Federal	(1,190)	(1,920)	(1,297)
State	(221)	(367)	(39)
Foreign	1,365	(884)	(252)
Total deferred	(46)	(3,171)	(1,588)
Total provision for income taxes	$6,533	$5,563	$7,640

The components of income before income taxes were as follows (in thousands):

	2016	2015	2014
United States	$9,597	$18,855	$20,564
Foreign	(2,849)	1,475	3,564
Total	$6,748	$20,330	$24,128

A reconciliation between the amount of reported income tax provision and the amount computed at the statutory Federal income tax rate for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes (net of Federal income tax benefit)	10.0%	2.5%	4.7%
Effect of rates different than statutory	(5.0)%	(4.3)%	(5.5)%
Valuation allowance	41.1%	(0.8)%	0.7%
Tax benefit relating to U.S. manufacturer's deduction	(10.8)%	(3.2)%	(2.6)%
Research and development credit	(11.7)%	(3.2)%	(3.0)%
Meals and Entertainment	3.7%	1.2%	1.3%
Goodwill impairment	39.5%	—%	—%
Prior period adjustment	(5.1)%	(0.7)%	(1.1)%
Other	0.9%	0.9%	2.2%
	97.6%	27.4%	31.7%

The types of temporary differences and their related tax effects that give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Basis difference in property and equipment	$8,201	$9,871
Basis difference in intangibles	2,283	1,476
Other	787	567
Gross deferred tax liabilities	11,271	11,914

Deferred tax assets:
Accrued liabilities and reserves not currently deductible	1,116	764
Inventory basis difference	6,320	5,428
Non-qualified stock options	779	1,100
Loss carry forwards	9,458	8,463
Valuation allowance on net operating loss carry forwards	(7,316)	(4,301)
Other	28	17
Gross deferred tax assets	10,385	11,471
Net deferred tax liabilities	$886	$443

At December 31, 2016, net operating loss carry forwards of our foreign and domestic subsidiaries in their federal, state, and local jurisdictions totaled $32.6 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of these net operating loss carry forwards results in a deferred tax asset. The deferred tax asset was $9.5 million as of December 31, 2016 and $8.5 million as of December 31, 2015. Valuation allowances for net operating loss carry forwards have been established in the amount of $7.3 million and $4.3 million at December 31, 2016 and 2015, respectively. The increase in the valuation allowance was primarily due to the establishment of valuation allowances, as a result of cumulative losses experienced, at our subsidiaries in Japan, China and Spain. If we recorded the net operating loss carry forwards and associated valuation allowance based on the amount expected to be ultimately utilized, we would reduce the deferred tax asset and associated valuation allowance by $2.6 million. As part of a previous business combination, $3.4 million of our valuation allowance was established through goodwill.
During the year ended December 31, 2016, the changes in our deferred tax assets and liabilities were primarily the result of book-to-tax differences for non-deductible accrued liabilities and allowances, depreciation of property and equipment, and net operating losses in certain subsidiaries. Deferred taxes have not been provided on the unremitted earnings of subsidiaries because such earnings are intended to be indefinitely reinvested or can be recovered in a tax-free manner.
At December 31, 2016, we had an aggregate of approximately $36.9 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.
As of December 31, 2016, management determined there were no unrecognized tax benefits that require recognition in the consolidated financial statements. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of interest and other expense.
We file income tax returns in the United States, various states, and foreign jurisdictions. Our U.S. federal return for the years ended December 31, 2016, 2015, 2014 and 2013 are open to examination. Our state and foreign income tax returns are generally open for examination for a period of three to five years after the filing of the return. Currently, we are not under audit in our federal or foreign jurisdictions. We do not expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months.

6.	DEBT
Debt consisted of the following as of December 31,:

(in thousands)	2016	2015
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.06% as of December 31, 2016.	20,000	16,000
Total debt	20,000	16,000
Less current portion	—	—
	$20,000	$16,000

The following is a schedule of debt maturities as of December 31, 2016 (in thousands):

2017	$—
2018	—
2019	—
2020	20,000
2021	—
Thereafter	—
$20,000

On December 17, 2015, we entered into a $150.0 million, revolving credit line, referred to as the Credit Agreement, with JPMorgan Chase Bank, as Administrative Agent, JPMorgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank, as Syndication Agent.  The Credit Agreement includes a $5.0 million sub-facility for swingline loans and a $5.0 million sub-facility for the issuance of letters of credit. The Credit Agreement has a five year term and matures on December 16, 2020.
At our option, borrowings under the Credit Agreement (other than swingline loans) bear interest at (i) the Alternate Base Rate (defined as the highest of (a) the prime rate , (ii) the federal funds effective rate plus one-half of one percent (0.50%) and(c) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for an interest period of one month plus 1.00%) plus an applicable margin ranging 0.25% to 0.75% based on our leverage ratio or (ii) the LIBOR rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) plus an applicable margin ranging from 1.25% to 1.75% based on our total leverage ratio. Swingline loans bear interest at the Alternate Base Rate plus the applicable margin. The Credit Agreement also calls for other customary fees and charges, including an unused commitment fee ranging from 0.175% to 0.25% based on our total leverage ratio.
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
The outstanding balance under the Credit Agreement may be prepaid at any time without premium or penalty. The Credit Agreement contains customary events of default and remedies upon an event of default, including the acceleration of repayment of outstanding amounts under the Credit Agreement and other remedies with respect to the collateral securing the obligations under the Credit Agreement. The Credit Agreement includes covenants and terms that, among other things, place certain restrictions on our ability to incur additional debt, incur liens, make investments, effect mergers, declare or pay dividends, sell assets, engage in transactions with affiliates, effect sale and leaseback transactions, enter into hedging agreements and make capital expenditures.  Certain of the foregoing restrictions limit our ability to fund our foreign subsidiaries in excess of certain thresholds.  Additionally, the Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.50 to 1.00. As of December 31, 2016, we were in compliance with all financial covenants.

7.	RELATED PARTY TRANSACTIONS
We have entered into consulting agreements with certain of our executive officers, directors and principal shareholders in connection with product design which entitles them to royalty payments aggregating 1% of the Company's net sales of such products in the United States and less than 1% of our net sales of such products outside the United States. During each of the years ended December 31, 2016, 2015 and 2014, we paid royalties in the aggregate of $300,000, pursuant to these consulting agreements. These royalties were paid to William Petty and Gary J. Miller and pursuant to their employment agreements, each were subject to a ceiling of $150,000 per year.
During the fourth quarter of 2016, we began purchasing product from ODi for resale to unaffiliated third parties. In October 2016 we acquired a 24.55% minority interest in ODi. As of December 31, 2016, we maintained $0.9 million of ODi product in inventory, and the accounts payable balance to ODi was $0.9 million.

8.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information available. At December 31, 2016 and December 31, 2015, we had $25,000 and $100,000 accrued for product liability claims, respectively. These matters are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage concerning product liability claims at a cost and on other terms and conditions that are acceptable to us, we may not be able to procure acceptable policies in the future.
Purchase Commitments
At December 31, 2016, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $20.9 million and outstanding commitments for the purchase of capital equipment of $6.7 million. Purchases under our distribution agreements were $3.5 million during the year ended December 31, 2016.

9.	PENSION PLAN

We currently sponsor a defined contribution plan for our employees. Beginning in 2008, we have provided matching contributions of 100% on the first 5% of salary deferral by employees. Our total contributions to this plan during the years ended December 31, 2016, 2015 and 2014 were $1.4 million, $1.2 million and $1.1 million, respectively.

10.	SHAREHOLDERS’ EQUITY
Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders (in thousands, except per share amounts):

	2016			2015			2014
	Income (Numera tor)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numera tor)	Shares (Denominator)	Per Share
Net income	$162			$14,767			$16,488
Basic EPS:
Net income available to common shareholders	$162	14,130	$0.01	$14,767	14,022	$1.05	$16,488	13,732	$1.20
Effect of dilutive securities:
Stock options		203			180			284
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$162	14,333	$0.01	$14,767	14,202	$1.04	$16,488	14,016	$1.18

For the year ended December 31, 2016, weighted average options to purchase 185,480 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2015, weighted average options to purchase 386,638 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the year ended December 31, 2014, weighted average options to purchase 143,967 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Treasury Stock:
In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two-year period. As of December 31, 2016, we had repurchased 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.
Stock-based Compensation Awards:
We currently sponsor the Amended and Restated Exactech, Inc. 2009 Executive Incentive Compensation Plan, referred to as the 2009 Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. Our shareholders approved the 2009 plan at our Annual Meeting of Shareholders on May 7, 2009, which replaced the 2003 incentive compensation plan, referred to as the 2003 Plan, and we refer to the 2009 plan and the 2003 Plan collectively as the plans. At our 2014 Annual Meeting of Shareholders, held on May 8, 2014, our shareholders approved the amended and restated plan to increase the maximum number of shares issuable under the 2009 Plan to 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remained available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the plans, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of December 31, 2016, there were 411,699 total remaining shares issuable under the 2009 Plan. During 2016, there were no stock-based compensation awards granted under the plan other than the options to purchase shares of our common stock and restricted stock awards, as discussed herein.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of December 31, 2016, 2015 and 2014 and changes during the years then ended is presented below:

	2016		2015		2014
	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price	Options	Weighted Avg Exercise Price
Outstanding - January 1	1,217,003	$18.70	1,244,166	$17.49	1,317,678	$16.78
Granted	18,500	23.00	176,125	23.28	201,217	20.90
Exercised	(191,802)	16.45	(197,607)	15.13	(261,769)	16.49
Forfeited or Expired	(140,926)	17.68	(5,681)	19.87	(12,960)	18.46
Outstanding - December 31	902,775	$19.43	1,217,003	$18.70	1,244,166	$17.49

Exercisable - December 31	481,763	$18.36	632,603	$17.35	688,529	$16.50

The following table summarizes additional stock option terms as of December 31, 2016:

	Weighted avg remaining contractual term (years)	Aggregate intrinsic value(in thousands)
Options outstanding	3.44	$7,105
Options exercisable	2.77	4,308

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.1 million, and $0.5 million, respectively.
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

Years ended December 31,	2016	2015	2014
Options granted	18,500	176,125	201,217
Dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Expected volatility	42%	42%	43%
Risk free interest rates	1.6%	1.7%	2.3%
Weighted average fair value per share of options granted	$10.44	$10.64	$9.87

The compensation cost that has been charged against income for the incentive compensation plans for the years ended December 31 was:

(in thousands)	2016	2015	2014

Employee stock compensation expense	$1,563	$1,794	$1,800
Non-employee stock compensation expense	—	—	—
	1,563	1,794	1,800
Income tax benefit	446	515	461
	$1,117	$1,279	$1,339

As of December 31, 2016, total unrecognized compensation cost related to nonvested awards was $1.0 million and is expected to be recognized over a weighted-average period of 1.24 years.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2016, the Committee approved equity compensation to the five outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards with an annual market value of $77,500, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for the year ended 2016 is presented below:

Grant date	February 29, 2016	May 31, 2016	August 31, 2016	November 30, 2016
Aggregate shares of restricted stock granted	5,190	3,925	3,485	3,855
Grant date fair value	$97,000	$97,000	$97,000	$97,000
Weighted average fair value per share	$18.65	$24.68	$27.79	$25.10

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

During February 2014, the Committee approved equity compensation to the six outside members of the Board of Directors for their service on the Board of Directors. The compensation for each director was for the grant of stock awards to each director with an annual market value of $75,000, payable in the form of four equal quarterly grants of common stock based on the market price at the respective dates of grant. The summary information of the restricted stock grants for 2014 is presented below:

Grant date	February 28, 2014	May 30, 2014	August 29, 2014	November 28, 2014
Aggregate shares of restricted stock granted	4,020	4,502	4,710	5,070
Grant date fair value	$93,666	$104,852	$112,475	$112,453
Weighted average fair value per share	$23.30	$23.29	$23.88	$22.18

All of the restricted stock awards in 2016, 2015 and 2014 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk or provision for forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our Board of Directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are allowed to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction. There are four offering periods during an annual period. At our 2016 Annual Meeting of Shareholders, held on May 2, 2016, our shareholders approved an amendment to the 2009 ESPP that increased the maximum number of shares issuable under the 2009 ESPP from 300,000 to 450,000. As of December 31, 2016, 137,627 shares remain available to purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Twelve Months Ended December 31,	2016	2015	2014
Shares purchased	51,552	45,397	33,715
Dividend yield	—	—	—
Expected life	1 year	1 year	1 year
Expected volatility	34%	33%	27%
Risk free interest rates	0.6%	0.3%	0.1%
Weighted average per share fair value	$5.01	$4.48	$4.84

11.	LEASE OBLIGATIONS
We have non-cancelable operating leases for various properties and equipment throughout the company; that expire at various dates, with various options for renewal. The latest expiration is during 2025.
Rent expense associated with operating leases was $1.9 million, $2.0 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following is a schedule, by year, of minimum payments due on all non-cancelable operating leases as of December 31, 2016 (in thousands):

Year Ended December 31,

2017	$1,369
2018	914
2019	463
2020	317
2021	285
Thereafter	376
$3,724

In addition we have entered into various capital leases for equipment that expire at various dates, between January 2017 and November 2020, and are included in property and equipment on the consolidated balance sheet for a gross value of $0.1 million and $0.3 million and accumulated amortization of $0.1 million and $0.2 million as of December 31, 2016 and 2015, respectively. The following is a schedule, by year, of minimum payments due on all non-cancelable capital leases as of December 31, 2016 (in thousands):

Year Ending December 31,

2017	$14
2018	10
2019	10
2020	6
2021	—
Thereafter	—
Net minimum lease payments	40
Less: amount representing interest	3
Present value of minimum lease payments	$37

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015. All dollar amounts are in thousands, except per share amounts:

	Quarter
	First	Second	Third	Fourth	Total
2016
Net sales	$65,298	$66,124	$59,919	$66,232	$257,573
Gross profit	44,930	45,856	41,147	45,389	177,322
Net income	4,402	4,386	3,165	(11,791)	162
Basic EPS	0.31	0.31	0.22	(0.83)	0.01
Diluted EPS	0.31	0.31	0.22	(0.83)	0.01

2015
Net sales	$61,376	$61,493	$56,237	$62,732	$241,838
Gross profit	42,734	42,159	39,640	43,666	168,199
Net income	4,112	3,661	2,878	4,116	14,767
Basic EPS	0.30	0.26	0.21	0.29	1.05
Diluted EPS	0.29	0.26	0.20	0.29	1.04

13.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: knee, hip, biologics and spine, extremity and other products. The “other products” segment includes miscellaneous sales categories, such as bone cement, instrument rental fees, shipping charges, and other product lines. We have reclassified prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines to conform to current period presentation. Evaluation of the performance of operating segments is based on their respective income from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2.
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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Year Ended December 31,	Extremities	Knee	Hip	Biologics & Spine	Other	Corporate	Total
2016
Net sales	$100,327	$76,186	$46,747	$19,505	$14,808	$—	$257,573
Segment profit (loss)	15,428	4,682	3,031	(17,573)	2,062	(882)	6,748
Total assets, net	54,014	68,074	42,016	11,557	10,249	108,299	294,209
Capital expenditures	8,844	6,048	3,931	152	4,813	7,724	31,512
Depreciation and Amortization	3,113	6,135	2,715	1,113	518	5,616	19,210
2015
Net sales	$86,698	$73,061	$43,133	$22,761	$16,185	$—	$241,838
Segment profit (loss)	18,278	4,174	1,129	561	(1,845)	(1,967)	20,330
Total assets, net	37,817	64,679	36,222	22,217	13,898	100,674	275,507
Capital expenditures	3,668	4,864	4,151	1,179	546	5,056	19,464
Depreciation and Amortization	2,847	7,530	2,684	1,172	575	3,598	18,406
2014
Net sales	$80,769	$81,408	$43,786	$24,116	$18,294	$—	$248,373
Segment profit (loss)	18,119	5,766	2,857	568	(1,036)	(2,146)	24,128
Total assets, net	27,033	66,840	32,168	24,187	15,159	95,653	261,040
Capital expenditures	3,565	4,798	3,416	887	1,161	4,812	18,639
Depreciation and Amortization	2,199	7,992	2,809	1,212	582	3,752	18,546

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of December 31,	2016		2015
	Domestic	International	Domestic	International
Long lived assets, gross	$167,326	$63,805	$161,672	$53,859
Accumulated depreciation and amortization	(89,445)	(23,980)	(88,958)	(19,391)
Long lived assets, net	77,881	39,825	72,714	34,468

Inventory	$47,538	$33,449	$43,725	$36,699

Geographic distribution of our sales is summarized in the following table (in thousands):

Twelve Months Ended December 31,	2016	2015	2014	2016-2015% Inc/Decr	2015-2014% Inc/Decr
Domestic sales	$176,769	$168,140	$165,575	5.1	1.5
International sales	80,804	73,698	82,798	9.6	(11.0)
Total sales	$257,573	$241,838	$248,373	6.5	(2.6)

14.	BUSINESS ACQUISITIONS
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
The aggregate purchase price for Exactech Australia will range from $3.1 million AUD to $7.6 million AUD, of which $1.6 million AUD, or $1.1 million USD at a 0.7034 AUD:USD exchange rate, was paid to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. The first contingent consideration payment of $1.1 million was paid in February 2017, and we expect the final payment to be made during the first quarter of 2018. Consideration also included $2.0 million USD in forgiven accounts receivable that were owed to us as of February 1, 2016. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rates of 3.7%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We financed the acquisition from our operating cash flows.
Upon completion of the acquisition, we effectively concluded a pre-existing distribution agreement for the distribution of our products, which was stated at fair value; therefore, we recognized no impact to the statement of income. The accounting for our acquisition of Exactech Australia was finalized as of December 31, 2016. The goodwill was determined as the excess of the consideration over the fair value of the net assets acquired, and was due to the synergies we obtained in the extended service in Australia. Goodwill was allocated to the knee, extremity and hip segments based on expected sales for the segments. Pro forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.
The following table summarizes the final purchase price allocation and determination of goodwill, which is not deductible for tax purposes, as of December 31, 2016 (in thousands):

	Amounts at Acquisition	Measurement Period Adjustment	Amounts at Acquisition (as adjusted)
Consideration:
Cash	$1,152		$1,152
Fair value of contingent consideration	2,435		2,435
Total Purchase Price	3,587		3,587
Settlement of pre-existing debt	2,006		2,006
	5,593		5,593

Acquisition related expenses-incurred as of December 31, 2016			$131

Identifiable assets acquired and liabilities assumed:
Current assets acquired	1,616	(74)	1,542
Property and equipment	722	386	1,108
Current liabilities assumed	(208)		(208)
Deferred tax liability assumed	(161)		(161)
Identifiable intangible assets	535		535
	2,504	312	2,816
Goodwill	3,089	(312)	2,777
Net assets acquired	$5,593	$—	$5,593

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
Contingent Consideration
The following table summarizes the contingent consideration balance and activity for the years ended December 31, 2016 and December 31, 2015 (in thousands):

	Exactech Australia	Blue Ortho	Total
Beginning fair value of contingent liability, December 31, 2014	—	—	—
Initial fair value of contingent consideration	—	7,148	7,148
Period change in valuation	—	186	186
Payments	—	(676)	(676)
Foreign currency translation effects	—	(436)	(436)
Contingent liability balance, December 31, 2015	—	6,222	6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	(125)	187	62
Payments	—	(669)	(669)
Foreign currency translation effects	63	(201)	(138)
Contingent liability balance, December 31, 2016	2,373	5,539	7,912
Current liability	1,128	1,785	2,913
Non-current liability	1,245	3,754	4,999

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the contingent consideration during the years ended December 31, 2016 and December 31, 2015 included interest expense of $0.3 million and $0.2 million, respectively, and a gain from a change in the expectations of contingent payment of $0.2 million during the year ended December 31, 2016. Both adjustments were recognized in other income (expense) in the consolidated statements of income.

15.	SUBSEQUENT EVENT

On January 31, 2017, we completed the sale of our spine assets to Choice Spine, a private enterprise headquartered in Knoxville, TN, for total consideration up to $7.0 million, of which $4.0 million was paid at closing and up to $3.0 million is payable over the next four and a half years. The sale of our spine product line will allow us to focus more on our primary large joint products.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2016, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, and has issued an attestation report on our internal control over financial reporting, which follows.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Exactech, Inc.

We have audited Exactech, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exactech, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 7, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Charlotte, North Carolina
March 7, 2017

ITEM 9B.     OTHER INFORMATION
None.

PART III.	OTHER INFORMATION

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the caption “Management” in our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders is incorporated herein by reference.
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
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this item is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 Annual Meeting of Shareholders.

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
SEC on March 25, 2010.
ITEM 16.     Form 10-K Summary

None

(e)	Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts

EXACTECH, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (Chargeoffs)	Balance at End of Year
Allowance for doubtful accounts
2014	576	171	163	910
2015	910	668	(607)	971
2016	971	73	(92)	952

Allowance for sales returns
2014	417	3	(384)	36
2015	36	4	—	40
2016	40	481	—	521

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 7, 2017		EXACTECH, INC.
	By:	/s/ David Petty
David Petty Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 7, 2017	By:	/s/ David Petty
David Petty Chief Executive Officer (principal executive officer), President and Director
March 7, 2017	By:	/s/ William Petty
William Petty Executive Chairman and Chairman of the Board
March 7, 2017	By:	/s/ Joel C. Phillips
Joel C. Phillips Chief Financial Officer (principal financial officer and principal accounting officer)
March 7, 2017	By:	/s/ William B. Locander
William B. Locander Director
March 7, 2017	By:	/s/ James G. Binch
James G. Binch Director
March 7, 2017	By:	/s/ Richard C. Smith
Richard C. Smith Director
March 7, 2017	By:	/s/ Fern S. Watts
Fern S. Watts Director
March 7, 2017	By:	/s/ W. Andrew Krusen, Jr.
W. Andrew Krusen, Jr. Director