Form 10-Q
period 2017-03-31
EXACTECH INC
filed 2017-05-03
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Smaller reporting company	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $.01 par value	14,312,193

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,173	$13,052
Accounts receivable, net of allowances of $1,641 and $1,473	56,550	53,051
Prepaid expenses and other assets, net	4,119	3,075
Income taxes receivable	2,487	2,140
Inventories – current	66,189	65,264
Assets held for sale	—	6,477
Total current assets	140,518	143,059
PROPERTY AND EQUIPMENT:
Land	4,484	4,474
Machinery and equipment	42,447	42,034
Surgical instruments	139,739	132,134
Furniture and fixtures	4,864	4,700
Facilities	21,804	21,726
Projects in process	5,457	2,473
Total property and equipment	218,795	207,541
Accumulated depreciation	(104,473)	(100,234)
Net property and equipment	114,322	107,307
OTHER ASSETS:
Deferred financing and other non-current assets, net	2,846	968
Equity investment	2,004	2,047
Deferred tax assets	—	887
Non-current inventories	13,107	15,723
Product licenses and designs, net	8,860	9,102
Patents and trademarks, net	769	821
Customer relationships, net	488	476
Goodwill	14,181	13,819
Total other assets	42,255	43,843
TOTAL ASSETS	$297,095	$294,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,738	$17,566
Income taxes payable	1,425	780
Accrued expenses and other liabilities	14,441	11,832
Other current liabilities	2,805	2,927
Total current liabilities	35,409	33,105
LONG-TERM LIABILITIES:
Deferred tax liabilities	2,458	1,773
Line of credit	16,000	20,000
Other long-term liabilities	2,951	5,089
Total long-term liabilities	21,409	26,862
Total liabilities	56,818	59,967
SHAREHOLDERS’ EQUITY:
Common stock	145	144
Additional paid-in capital	88,998	87,319
Treasury stock	(3,042)	(3,042)
Accumulated other comprehensive loss	(8,840)	(8,611)
Retained earnings	163,016	158,432
Total shareholders’ equity	240,277	234,242
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,095	$294,209
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended March 31,
	2017	2016
NET SALES	$69,482	$65,298
COST OF GOODS SOLD	20,641	20,368
Gross profit	48,841	44,930
OPERATING EXPENSES:
Sales and marketing	25,053	23,319
General and administrative	6,536	5,914
Research and development	6,224	5,070
Depreciation and amortization	4,659	4,324
Total operating expenses	42,472	38,627
INCOME FROM OPERATIONS	6,369	6,303
OTHER INCOME (EXPENSE):
Interest income	3	4
Other income	143	40
Interest expense	(226)	(262)
Foreign currency gain, net	562	494
Total other income (expense)	482	276
INCOME BEFORE INCOME TAXES AND EQUITY IN LOSS OF INVESTEE	6,851	6,579
PROVISION FOR INCOME TAXES	2,224	2,177

INCOME BEFORE EQUITY IN LOSS OF INVESTEE	4,627	4,402

EQUITY IN LOSS OF INVESTEE, NET OF TAX	(43)	—
NET INCOME	$4,584	$4,402
BASIC EARNINGS PER SHARE	$0.32	$0.31
DILUTED EARNINGS PER SHARE	$0.32	$0.31
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2017	2016
Net Income	$4,584	$4,402
Other comprehensive income (loss), net of tax:
Change in currency translation	(229)	2,572
Other comprehensive income (loss), net of tax	(229)	2,572
Comprehensive income	$4,355	$6,974
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Periods Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$4,584	$4,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	168	64
Inventory allowance	919	831
Depreciation and amortization	4,956	4,660
Restricted common stock issued for services	97	97
Compensation cost of stock awards	460	617
Loss on disposal of equipment	482	312
Foreign currency exchange gain	(532)	(726)
Equity in net loss of equity investee	43	—
Deferred income taxes	1,572	201
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(2,767)	(2,432)
Prepaids and other assets	(902)	(1,518)
Inventories	1,727	(4,084)
Accounts payable	(1,688)	3,157
Income taxes receivable/payable	298	1,808
Accrued expense & other liabilities	769	775
Net cash provided by operating activities	10,186	8,164
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,648)	(9,292)
Purchase of business, net of cash acquired	—	(833)
Proceeds from sale of spine assets	4,000	—
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(6,648)	(10,123)
FINANCING ACTIVITIES:
Net repayments on line of credit	(4,000)	—
Payments of contingency consideration	(2,589)	(339)
Payments on capital leases	(4)	(15)
Repurchase of common stock	—	(3,042)
Proceeds from issuance of common stock	1,123	1,672
Net cash used in financing activities	(5,470)	(1,724)
Effect of foreign currency translation on cash and cash equivalents	53	84
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,879)	(3,599)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,052	12,713
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,173	$9,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$220	$88
Income taxes	496	1,270
Non-cash investing and financing activities:
Capitalized lease additions	—	29
Purchase of equipment payable	673	—
Business combination, contingent consideration payable	2,296	1,626
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company” or “Exactech”), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Taiwan, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In January 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The amended guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for periods beginning after December 15, 2016. We are currently assessing the impact on our financial statements of adopting this guidance.
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
In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for the first fiscal quarter of 2018, and early application is permitted for periods beginning on or after January 1, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018. At this time we have not identified any material impact on our financial position or results of operations that would result in the year of adoption. However, we are still assessing the impact and expect that assessment to be completed during the first half of 2017. We plan to adopt the new guidance under the retrospective approach.
In March 2016, the FASB issued updated guidance related to accounting for employee share-based payments. The guidance simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the guidance effective January 1, 2017, with the income tax effects of vested or settled awards recognized in the provision for income taxes on our income statement on a prospective basis. The tax effects were previously recorded in equity excess of par value. The tax expense was $30,000 for the quarter ended March 31, 2017. The impact of the new guidance will fluctuate depending on the timing of award vesting or exercises, or our tax rate and the intrinsic value when awards vest or are exercised.

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
The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets
Long-term earn-out receivable	$2,463	$—	$—	$2,463
Total:	$2,463	$—	$—	$2,463

Liabilities
Contingent consideration	$5,616	$—	$—	$5,616
Total:	$5,616	$—	$—	$5,616

December 31, 2016
Liabilities
Contingent consideration	$7,912	$—	$—	$7,912
Total:	$7,912	$—	$—	$7,912

During the first quarter of 2017 we obtained a long-term earn-out receivable for $3.0 million as partial payment for the sale of our spine business. The fair value of of the receivable is management's estimate based on the present value of estimated milestone payments, and adjusted for collectibility assumptions. The fair value of our contingent consideration liability for the Blue Ortho and Exactech Australia acquisitions is management's estimate based on the present value of estimated payment scenarios, which is determined based on inputs not observable in the market. We use assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as we obtain additional data impacting the assumptions, and recognize any changes in the unaudited condensed consolidated statements of income. See Note 12, Business Acquisition, for further discussion on the contingent consideration.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the three month period ended March 31, 2017:

(in thousands)	Extremities	Knee	Hip	Other	Total
Balance as of December 31, 2016	$5,154	$6,449	$1,301	$915	$13,819
Foreign currency translation effects	140	153	45	24	362
Balance as of March 31, 2017	$5,294	$6,602	$1,346	$939	$14,181

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2016 resulted in a full impairment of our biologics and spine goodwill, which we impaired in the fourth quarter of 2016. No other impairment to goodwill was indicated.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at March 31, 2017 and December 31, 2016:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period
Balance at March 31, 2017
Product licenses and designs	$14,945	$6,085	$8,860	11.3
Patents and trademarks	4,182	3,413	769	12.9
Customer relationships	1,493	1,005	488	6.9

Balance at December 31, 2016
Product licenses and designs	$14,842	$5,740	$9,102	11.5
Patents and trademarks	4,182	3,361	821	14.0
Customer relationships	1,438	962	476	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended March 31,
	2017	2016
Foreign currency transactions gain	$532	$726
Foreign currency option gain (loss)	30	(232)
Foreign currency gain, net	$562	$494

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During the first quarter of 2017, we entered into foreign currency forward contracts as economic hedges against exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR) and the Australian Dollar (AUD), through two foreign currency forward contracts that expired at the end of the quarter. During the quarter ended March 31, 2017, we recognized a gain of $30,000, related to these instruments. The recognized gains are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
During the first quarter of 2016, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the USD against the EUR and the Japanese Yen (JPY). During the quarter ended March 31, 2016, we recognized a loss of $0.2 million related to these instruments. The recognized losses were recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), JPY, and AUD. During the quarter ended March 31, 2017, translation losses were $0.2 million, which were primarily due to the weakening of the JPY and the EUR against the USD early in the quarter. During the quarter ended March 31, 2016, translation gains were $2.6 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

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
As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for lost or damaged inventory to allow for the cost of items that are lost or damaged. We experienced charges related to the lost or damaged and obsolete inventory allowances of $0.4 million and $5,000, during the quarters ended March 31, 2017 and 2016, respectively.
An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. As the slow moving allowance is an estimate of future obsolescence, changes in sales patterns from historical trends and future product release schedules, could impact the slow moving allowance balance, and result in higher or lower charges to the periodic cost of goods sold. As of March 31, 2017, we have inventory items with a cost basis of approximately $16.5 million that we determined to be slow moving inventory and for which we have provided an allowance of approximately $11.8 million. We experienced charges related to the slow moving inventory allowances of $0.5 million and $0.8 million, during the quarters ended March 31, 2017 and 2016, respectively.
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
The following table summarizes our classifications of inventory as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$21,323	$23,183
Work in process	1,675	1,634
Finished goods on hand	11,239	7,913
Finished goods on loan/consignment	45,059	48,257
Inventory total	79,296	80,987
Non-current inventories	13,107	15,723
Inventories, current	$66,189	$65,264

7.	INCOME TAX
At March 31, 2017, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $32.4 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $9.3 million with a valuation allowance of $7.4 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2016, these net operating loss carry forwards totaled $32.6 million, and the deferred tax asset was $9.5 million with a valuation allowance of $7.3 million charged against this deferred tax asset assuming these losses will not be fully realized.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any open examinations by the various government jurisdictions. As of March 31, 2017, we had no liability recorded as an uncertain tax benefit.

8.	DEBT
Debt consisted of the following at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.25% as of March 31, 2017.	16,000	20,000
Total debt	$16,000	$20,000

The following is a schedule of future debt maturities as of March 31, 2017, for the years ending December 31 (in thousands):

2017	$—
2018	—
2019	—
2020	16,000
2021	—
Thereafter	—
$16,000

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2017 and December 31, 2016, we had $100,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.

Purchase Commitments
At March 31, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.2 million and outstanding commitments for the purchase of capital equipment of $5.8 million. Purchases under our distribution agreements were $0.8 million during the three months ended March 31, 2017.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: extremity, knee, hip, and other products. The “other products” segment includes miscellaneous sales categories, such as bone cement, instrument rental fees, shipping charges, and other implant product lines. We have also aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended March 31,	Extremity	Knee	Hip	Other	Corporate	Total
2017
Net sales	$29,965	$20,041	$12,128	$7,348	$—	$69,482
Segment profit (loss)	4,273	1,211	1,091	(206)	482	6,851
Total assets, net	43,364	65,868	40,436	5,472	141,955	297,095
Capital expenditures	2,248	1,152	990	3,392	3,539	11,321
Depreciation and Amortization	1,683	712	866	259	1,436	4,956
2016
Net sales	$24,820	$19,812	$11,435	$9,231	$—	$65,298
Segment profit (loss)	3,937	1,217	1,023	126	276	6,579
Total assets, net	40,933	73,144	38,818	35,570	102,264	290,729
Capital expenditures	1,252	1,208	1,002	4,403	1,456	9,321
Depreciation and Amortization	712	1,988	669	434	857	4,660

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	March 31, 2017		December 31, 2016
	Domestic	International	Domestic	International
Long lived assets, gross	$172,233	$67,183	$167,326	$63,805
Accumulated depreciation and amortization	(89,057)	(25,920)	(89,445)	(23,980)
Long lived assets, net	83,176	41,263	77,881	39,825

Inventory	$46,430	$32,866	$47,538	$33,449

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended March 31,	2017	2016	% Inc/Decr
Domestic sales	$47,673	$44,573	7.0
International sales	21,809	20,725	5.2
Total sales	$69,482	$65,298	6.4

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	March 31, 2017			March 31, 2016
Net income	$4,584			$4,402
Basic EPS:
Net income available to common shareholders	$4,584	14,272	$0.32	$4,402	14,057	$0.31
Effect of dilutive securities:
Stock options		182			116
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,584	14,454	$0.32	$4,402	14,173	$0.31

For the three months ended March 31, 2017, weighted average options to purchase 189,858 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended March 31, 2016, weighted average options to purchase 503,978 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the three months ended March 31, 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2016	14,413	$144	$87,319	$158,432	$(3,042)	$(8,611)	$234,242
Net income	—	—	—	4,584	—	—	4,584
Other comprehensive income (loss), net of tax	—	—	—	—	—	(229)	(229)
Exercise of stock options	48	1	909	—	—	—	910
Issuance of restricted common stock for services	4	—	97	—	—	—	97
Issuance of common stock under Employee Stock Purchase Plan	10	—	213	—	—	—	213
Compensation cost of stock options	—	—	460	—	—	—	460
Balance March 31, 2017	14,475	$145	$88,998	$163,016	$(3,042)	$(8,840)	$240,277

Treasury Stock:
In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two year period. As of March 31, 2017, we have reacquired 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009,

referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the amended and restated 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of March 31, 2017, there were 407,715 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Income tax benefit on exercises of non-qualified stock options was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, total unrecognized compensation cost related to unvested awards was $0.8 million and is expected to be recognized over a weighted-average period of 1.34 years.
Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of March 31, 2017 and changes during the year to date is presented below:

	2017
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	902,775	$19.43
Granted	—	—
Exercised	(47,999)	18.94		$267
Forfeited or Expired	(1)	18.95
Outstanding - March 31	854,775	$19.46	3.37	$4,909
Exercisable - March 31	535,264	$18.11	2.72	$3,795

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. No stock options for the purchase of shares of common stock were granted during either of the three months ended March 31, 2017and 2016.

Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2017, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first three months of 2017 is presented below:

Grant date	February 28, 2017
Aggregate shares of restricted stock granted	3,985
Grant date fair value	$97,000
Weighted average fair value per share	$24.30

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

All of the restricted stock awards in 2017 and 2016 were fully vested at each of the grant dates. The restricted stock awards require no service period and thus contain no risk of, or provision for, forfeiture.
Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent 15% discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 450,000. There are four offering periods during an annual period. As of March 31, 2017, 127,687 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Three Months Ended March 31,	2017	2016
Shares purchased	9,940	11,538
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	34%	33%
Risk free interest rates	0.9%	0.7%
Weighted average per share fair value	$5.99	$3.91

12.	BUSINESS ACQUISITION
Exactech Australia
On February 1, 2016, we completed the acquisition of all of the outstanding capital stock of Exactech Australia Pty Ltd, an Australia-based company. Exactech Australia was our independent importer and distribution partner in Australia between 2013 - 2016. The acquisition was accomplished to further the partnership between us and the team at Exactech Australia and to further service customers in the Asia Pacific area.

The aggregate purchase price for Exactech Australia will range from $3.1 million AUD to $7.6 million AUD, of which $1.6 million, or $1.1 million USD at a 0.7034 AUD:USD exchange rate at closing, was paid to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. The first contingent consideration payment of $1.2 million was paid in February 2017, and we expect the final payment to be made during the first quarter of 2018. Consideration also included $2.0 million USD in forgiven accounts receivable that were owed to us as of February 1, 2016. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rate of 3.7%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We financed the acquisition from our operating cash flows.
We acquired tangible assets of $2.7 million, assumed liabilities of $0.4 million, intangible assets, comprising customer relationships of $0.5 million, and goodwill of $2.8 million. Upon completion of the acquisition, we effectively concluded a pre-existing distribution agreement for the distribution of our products, which was stated at fair value; therefore, we recognized no impact to the statement of income. The accounting for our acquisition of Exactech Australia was finalized as of December 31, 2016. The goodwill was determined as the excess of the consideration over the fair value of the net assets acquired, and was due to the synergies we obtained in the extended service in Australia. Goodwill was allocated to the knee, extremity and hip segments based on expected sales for the segments. Pro-forma revenue and earnings for the business combination have not been presented because the effects, both individually and in the aggregate, were not material to our results of operations.
Blue Ortho
On January 15, 2015, we completed the acquisition of all of the outstanding capital stock of Blue Ortho SAS, a France-based company. Blue Ortho is the computer-assisted surgical technology development and manufacturing firm that partnered with the Company to develop the ExactechGPS® Guided Personalized Surgery system. The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 EUR:USD exchange rate at closing, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and payment of the remainder is contingent on the achievement of certain milestones. We expect the contingent consideration to be paid over the next five to ten years. We acquired tangible assets of $1.5 million, assumed liabilities of $2.9 million, intangible assets, comprising product licenses and designs, of $7.5 million, and goodwill of $6.5 million.
Contingent Consideration
The following table summarizes the contingent consideration balance and activity for the quarter ended March 31, 2017, and the year ended December 31, 2016 (in thousands):

	Exactech Australia	Blue Ortho	Total
Contingent liability balance, December 31, 2015	—	6,222	6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	(125)	187	62
Payments	—	(669)	(669)
Foreign currency translation effects	63	(201)	(138)
Contingent liability balance, December 31, 2016	2,373	5,539	7,912
Period change in valuation	13	25	38
Payments	(1,206)	(1,383)	(2,589)
Foreign currency translation effects	165	90	255
Contingent liability balance, March 31, 2017	1,345	4,271	5,616
Current liability	1,345	1,460	2,805
Non-current liability	—	2,811	2,811

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the period change in valuation contingent consideration during the quarter ended March 31, 2017 was interest expense. The change in the contingent consideration during the year ended December 31, 2016 included interest expense of $0.3 million and a gain from a change in the expectations of contingent payment of $0.2 million. Both adjustments were recognized in other income (expense) in the consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of extremity, knee, and hip joint replacement systems. We believe that our research and development projects will enable us to continue to introduce both extensions to our existing product families, as well as new reconstructive product lines intended to address challenging clinical issues. Revenue from sales of other products, including Cemex® bone cement, the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers are expected to continue to contribute to our anticipated future revenue growth. In January 2017, we divested our spine products business.
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
Research and development expenses primarily consist of expenditures on projects concerning knee, extremities and hip implant product lines and biologic materials and services. In marketing our products, we use a combination of traditional targeted media advertising together with our primary marketing focus, direct customer contact and service to orthopaedic surgeons. Because surgeons are the primary decision makers when it comes to the choice of products and services that best meet the needs of their patients, we focus our marketing strategy on meeting the needs of the orthopaedic surgeon community. In addition to surgeon’s preference, hospitals and buying groups, as the economic customers, actively participate with physicians in the choice of implants and services.
Overview of the Three Months Ended March 31, 2017
During the quarter ended March 31, 2017, sales increased 6% to $69.5 million from $65.3 million in the quarter ended March 31, 2016, as a result of both domestic and international sales growth, which increased 7% and 5%, respectively. Worldwide gross margins increased to 70% in the first quarter of 2017 from 69% for the same quarter in 2016. Operating expenses increased 10% when compared to the quarter ended March 31, 2016, and as a percentage of sales, increased to 61% during the first quarter of 2017 compared to 59% during the first quarter of 2016. The increase in operating expenses was partially due to product development projects. Net income for the quarter ended March 31, 2017 increased 4%, and diluted earnings per share was $0.32 as compared to $0.31 in the same quarter last year, which was primarily a result of our increase in sales.
During the three months ended March 31, 2017, we acquired $11.3 million in property and equipment, including new production equipment, surgical instrumentation, and facility expansion. Net cash flow from operations was $10.2 million for the three months ended March 31, 2017, as compared to net cash flow from operations of $8.2 million during the three months ended March 31, 2016. The increase was primarily due to a reduction in inventory and other working capital during the first three months of 2017, as compared to the first three months of 2016.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three month periods ended March 31, 2017 and March 31, 2016. We completed the divestiture of our spine products business in January 2017, and we aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines.
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	March 31, 2017		March 31, 2016		2017 - 2016	Constant Currency
Extremity	29,965	43.1%	24,820	38.0%	20.7%	21.2%
Knee	20,041	28.8%	19,812	30.4%	1.2%	1.4%
Hip	12,128	17.5%	11,435	17.5%	6.1%	6.4%
Other	7,348	10.6%	9,231	14.1%	(20.4)%	(19.2)%
Total	$69,482	100.0%	$65,298	100.0%	6.4%	6.9%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three month periods ended March 31, 2017 and March 31, 2016:
Sales by Geographic Distribution ($ in 000’s)

	Three Months Ended				Inc (decr)
	March 31, 2017		March 31, 2016		2017- 2016	Constant Currency
Domestic Sales	$47,673	68.6%	$44,573	68.3%	7.0%	7.0%
International Sales	21,809	31.4%	20,725	31.7%	5.2%	6.7%
Total	$69,482	100.0%	$65,298	100.0%	6.4%	6.9%

The following table includes items from the unaudited condensed consolidated statements of income for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended March 31,		2017 – 2016 Inc (decr)		% of Sales
	2017	2016	$	%	2017	2016
Net sales	$69,482	$65,298	4,184	6.4	100.0%	100.0%
Cost of goods sold	20,641	20,368	273	1.3	29.7	31.2
Gross profit	48,841	44,930	3,911	8.7	70.3	68.8
Operating expenses:
Sales and marketing	25,053	23,319	1,734	7.4	36.0	35.7
General and administrative	6,536	5,914	622	10.5	9.4	9.1
Research and development	6,224	5,070	1,154	22.8	9.0	7.8
Depreciation and amortization	4,659	4,324	335	7.7	6.7	6.6
Total operating expenses	42,472	38,627	3,845	10.0	61.1	59.2
Income from operations	6,369	6,303	66	1.0	9.2	9.6
Other income (expense), net	482	276	206	(74.6)	0.7	0.4
Income before income tax and equity in loss of investee	6,851	6,579	272	4.1	9.9	10.0
Provision for income taxes	2,224	2,177	47	2.2	3.2	3.3
Income before equity in loss of investee	4,627	4,402	225	5.1	6.7	6.7
Equity in loss of investee	(43)	—	(43)	100.0	(0.1)	—
Net income	$4,584	$4,402	182	4.1	6.6	6.7

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Sales
For the quarter ended March 31, 2017, sales increased 6% to $69.5 million from $65.3 million in the quarter ended March 31, 2016 as a result of worldwide sales growth. Our domestic sales increased 7% as a result of our improved sales channel and share growth in our extremity products, and international sales increased 5%. Sales of our extremity products increased 21% to $30.0 million as compared to $24.8 million for the same period in 2016, due to expanding acceptance of our Equinoxe shoulder products as well as contribution from the Vantage total ankle system. Sales of knee implant products increased 1% to $20.0 million for the quarter ended March 31, 2017, compared to $19.8 million for the same quarter in 2016, as we continued the launch of the Optetrak Logic® CC revision knee. Hip implant sales increased 6% to $12.1 million during the quarter ended March 31, 2017 from $11.4 million during the quarter ended March 31, 2016, as we continued the launch of the Alteon® Monobloc hip system. Sales of other products decreased to $7.3 million as compared to $9.2 million in the same three month period last year, largely as a result of the divestiture of our U.S. spine business in January 2017. The other product sales include sales from our biologics and spine products.
Gross Profit
Gross profit increased to $48.8 million in the quarter ended March 31, 2017 from $44.9 million in the quarter ended March 31, 2016. As a percentage of sales, gross profit increased to 70% during the quarter ended March 31, 2017 from 69% for the quarter ended March 31, 2016, primarily as a result of our domestic extremity sales growth. Looking forward to the remainder of 2017, we expect gross profit, as a percentage of sales, to increase approximately 0.4-0.8% on a comparative quarter basis.
Operating Expenses
Total operating expenses increased 10% to $42.5 million in the quarter ended March 31, 2017 from $38.6 million in the quarter ended March 31, 2016. As a percentage of sales, total operating expenses increased to 61% for the quarter ended March 31, 2017, compared to 59% for the quarter ended March 31, 2016. The increase in operating expenses was primarily a result of our continued focus on product development.
Sales and marketing expenses increased 7% for the quarter ended March 31, 2017 to $25.1 million from $23.3 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, remained at 36% for each of the quarters ended March 31, 2017and 2016. The increase for the quarter ended March 31, 2017 was primarily related to variable selling costs related to our sales growth and increased product launch expenses. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the remainder of 2017.
General and administrative expenses increased 11% to $6.5 million for the quarter ended March 31, 2017 from $5.9 million for the quarter ended March 31, 2016. As a percentage of sales, general and administrative expenses remained at 9% for each of the quarters ended March 31, 2017 and 2016. General and administrative expenses for the remainder of 2017 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 23% to $6.2 million for the quarter ended March 31, 2017 from $5.1 million for the same period in 2016. The increase during the quarter was primarily due to increases in product testing and design and development costs to support the new product pipeline. As a percentage of sales, research and development expenses increased to 9% for the quarter ended March 31, 2017 from 8% for the same period in 2016. We expect research and development expenses ranging from 7.5% to 8.5% of sales for the remainder of 2017.
Depreciation and amortization increased to $4.7 million for the quarter ended March 31, 2017 from $4.3 million for the same quarter in 2016. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the quarters ended March 31, 2017 and 2016. We placed $7.8 million of surgical instrumentation and $1.9 million of equipment in service, and expended $1.5 million for facility expansion during the first three month periods of 2017.
Income from Operations
Our income from operations increased 1% to $6.4 million, or 9% of sales, in the quarter ended March 31, 2017 from $6.3 million, or 10% of sales, in the quarter ended March 31, 2016. The increase in our income from operations for the quarter ended March 31, 2017 was primarily a result of our sales increase, partially offset by the increase in research and development costs and other operating expenses. Looking forward, we expect operating expenses for the remainder of 2017 to remain in the range of 59-60% of sales, and together with an anticipated increase in revenue of

3-6%, we anticipate income from operations, as a percentage of sales, to increase by 0.5-1.0% for the remainder of 2017.
Other Income and Expenses
We had other income, net of other expenses, of $0.5 million during the quarter ended March 31, 2017, compared to other income, net of other expenses of $0.3 million in the quarter ended March 31, 2016. The change for the quarter was a result of net foreign currency gains of $0.6 million for the quarter ended March 31, 2017, compared to net foreign currency gains of $0.5 million for the same quarter of 2016. The currency gains in the quarter ended March 31, 2017 were primarily due to the strengthening of the Japanese yen (JPY) and the Australian dollar (AUD) against the USD. Net interest expense was $0.2 million for the quarter ended March 31, 2017, and $0.3 million for the same period in 2016.
Income Taxes
Income before provision for income taxes and equity in net loss of equity investee increased 4% to $6.9 million in the quarter ended March 31, 2017 from $6.6 million in the same quarter in 2016, as a result of the worldwide sales growth. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 32.5% for the quarter ended March 31, 2017, compared to the effective tax rate of 33.1% for the same period in 2016. We anticipate the effective tax rate to be in the range of 31% to 33% for the remainder of 2017.
Equity Method Investee Gains and Losses
Losses from our equity method investee, ODi, for the quarter ended March 31, 2017 were $43,000. We expect similar results from ODi's operations for the remainder of 2017.
Net Income
We realized net income of $4.6 million in the quarter ended March 31, 2017, an increase of 4% from $4.4 million in the first quarter ended 2016. As a percentage of sales, net income remained at 7% for each of the quarters ended March 31, 2017 and 2016. Earnings per share, on a diluted basis, was $0.32 for the quarter ended March 31, 2017, compared to $0.31 for the quarter ended March 31, 2016.
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
Additionally, we report on a non-GAAP pro-forma basis adjusted sales, gross profit, operating expenses, income, and diluted earnings per share excluding charges related to the spine assets we sold during January 2017. We believe the exclusion of spine sales and costs provides the reader with more comparable financial statements to better analyze the reported periods. The following items have been adjusted:

•	Sales, cost of goods sold, and operating expenses from our spine products

•	Transition charges related to the sale of our spine assets

•	Personnel and severance costs related to the transition

The following table provides a reconciliation of certain reported financial results to the non-GAAP financial measures used for comparative basis for each of the quarters ended March 31, 2017 and 2016. (Amounts in thousands, except diluted earnings per share (EPS):

	March 31, 2017			March 31, 2016			Change
	Reported	US Spine	Adjusted	Reported	US Spine	Adjusted	Reported	Adjusted
Domestic sales	$47,673	$282	$47,391	$44,573	$1,798	$42,775	7.0%	10.8%
International sales	21,809	—	21,809	20,725	—	20,725	5.2	5.2
Net sales	69,482	282	69,200	65,298	1,798	63,500	6.4	9.0
Cost of goods sold	20,641	95	20,546	20,368	578	19,790	1.3	3.8
Gross profit	48,841	187	48,654	44,930	1,220	43,710	8.7	11.3
Operating expenses:
Sales and marketing	25,053	265	24,788	23,319	851	22,468	7.4	10.3
General and administrative	6,536	—	6,536	5,914	—	5,914	10.5	10.5
Research and development	6,224	437	5,787	5,070	381	4,689	22.8	23.4
Depreciation and amortization	4,659	—	4,659	4,324	240	4,084	7.7	14.1
Total operating expenses	42,472	702	41,770	38,627	1,472	37,155	10.0	12.4
Income from operations	6,369	(515)	6,884	6,303	(252)	6,555	1.0	5.0
Other income (expenses), net	482	—	482	276	—	276	(74.6)	74.6
Income before taxes and equity in investee	6,851	(515)	7,366	6,579	(252)	6,831	4.1	7.8
Provision for income taxes	2,224	(137)	2,361	2,177	(94)	2,271	2.2	4.0
Income before equity investee	4,627	(378)	5,005	4,402	(158)	4,560	5.1	9.8
Equity in loss of investee	(43)	—	(43)	—	—	—
Net income	$4,584	$(378)	$4,962	$4,402	$(158)	$4,560	4.1%	8.8%

Diluted EPS	$0.32	$(0.02)	$0.34	$0.31	$(0.01)	$0.32

Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At March 31, 2017, we had working capital of $105.1 million, a 4.4% decrease from $110.0 million at the end of 2016. Working capital in 2017 decreased as a result of the decrease in our cash as we repaid a portion of the balance outstanding under our long-term line of credit, and a decrease in our inventory balance.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we will seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of March 31, 2017, $7.0 million of our cash balance was held outside the United States Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $10.2 million in the three months ended March 31, 2017, as compared to net cash from operations of $8.2 million during the three months ended March 31, 2016. This increase was primarily related to a decrease in inventory during the first three months of 2017, which provided cash of $1.7 million, compared to an inventory increase that used cash of $4.1 million for the same period in 2016. The reduction in inventory was a result of the supply chain improvements we have focused on over the past several years. Accounts receivable increased as a result of our sales increase and, this used cash of $2.8 million for the three months ended March 31, 2017, and $2.4 million for the three months ended March 31, 2016. Our allowance for doubtful accounts and sales returns increased to $1.6 million at March 31, 2017 from $1.5 million at December 31, 2016. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 71 for the three month period ended March 31, 2017, as compared to 74 for the three month period ended March 31, 2016, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside of the United States tend to be relatively longer than those in the United States.

Investing Activities - Investing activities used net cash of $6.6 million in the three months ended March 31, 2017, as compared to $10.1 million in the three months ended March 31, 2016. We increased cash outlays for surgical instrumentation, manufacturing equipment and facility expansion, which were $10.5 million during the three month period ended March 31, 2017, as compared to cash outlays of $9.2 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion during the same period of 2016. This was offset in part by the divestiture of our spine product line in January 2017 for $7.0 million, of which we received proceeds of $4.0 million and recorded a note receivable for the remaining balance that is scheduled to be paid over the next four years.
In February 2016, we acquired Exactech Australia, our independent distributor, and paid cash consideration of $1.2 million at closing and recognized contingent consideration of $2.4 million, of which $1.2 million was paid in February 2017. We funded our acquisition from cash flow from operations, and we expect the final payment to be made during the first quarter of 2018. As a result of the transaction, we acquired $2.7 million in tangible assets, assumed liabilities of $0.4 million, intangible assets, comprising customer relationships of $0.5 million, and goodwill of $2.8 million. As of March 31, 2017, the $1.3 million contingent consideration balance was classified in current liabilities.
Financing Activities - Financing activities used net cash of $5.5 million in the three months ended March 31, 2017, as compared to $1.7 million in net cash used for the three months ended March 31, 2016. This increase was primarily due to net repayments on our revolving line of credit of $4.0 million in the first three months of 2017, as compared to no repayments during the first three months of 2016. Proceeds from the exercise of stock options provided cash of $1.1 million during the three months ended March 31, 2017, as compared to $1.7 million during the three months ended March 31, 2016, and we used the proceeds to fund general working capital.
Additionally, during the first three months of 2017, we paid contingent consideration payments to the former shareholders of Blue Ortho and Exactech Australia of $1.4 million and $1.2 million, respectively. As of March 31, 2017 we had $5.6 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $2.8 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $2.8 million contingent liability is classified as other non-current liabilities.
Long-term Debt
In December 2015, we entered into a revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, a portion of which is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement matures on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of March 31, 2017, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 – Debt, to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Other Commitments and Contingencies
At March 31, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $18.2 million and outstanding commitments for the purchase of capital equipment of $5.8 million. Purchases under our distribution agreements were $0.8 million during the three months ended March 31, 2017.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS
This report contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of the Company’s products, profit margins and the sufficiency of the Company’s cash flow for its future liquidity and capital resource needs. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect”, "plan" and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or its management, are intended to identify forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, the Company’s dependence on the ability of its third-party suppliers to produce components on a cost-effective basis to the Company, significant expenditures of resources to maintain high levels of inventory, market acceptance of the Company’s products, the impact of the medical device excise tax, the outcome of litigation, the effects of governmental regulation, potential product liability risks and risks of securing adequate levels of product liability insurance coverage, and the availability of reimbursement to patients from health care payers for procedures in which the Company’s products are used. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors, including those factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 and each quarterly report on Form 10-Q we filed thereafter. Exactech undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from interest rates. For our cash and cash equivalents, a change in interest rates affects the amount of interest income that can be earned. For our debt instruments, changes in interest rates affect the amount of interest expense incurred. If our variable rates of interest increased by 1%, our debt service would increase by approximately $0.1 million for the remainder of 2017.
The table that follows provides information about our debt obligation that is sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations. We believe that the amounts presented approximate the financial instrument's fair market value as of March 31, 2017:

(in thousands, except percentages)	2017	2018	2019	2020	Thereafter	Total
Liabilities
Line of credit at variable interest rate	—	—	—	16,000	—	16,000
Weighted average interest rate	2.1%

Foreign Currency Risk
Foreign Currency Translations – We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, British Pound (GBP), Japanese Yen (JPY), and AUD. During the quarter ended March 31, 2017, translation losses were $0.2 million, which were primarily due to the weakening of the JPY and the EUR against the USD. During the quarter ended March 31, 2016, translation losses were $2.6 million, which were primarily due to the weakening of the JPY against the USD, offset partially by the strengthening of the EUR and GBP against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction gains of $0.5 million for the three months ended March 31, 2017, due to the strengthening of the AUD as compared to the USD, and currency transaction gains of $0.7 million during the same period in 2016. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During the first quarter of 2017, we had entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR) and the Australian Dollar (AUD). During the quarter ended March 31, 2017, we executed two foreign currency forward contracts that expired at the end of the quarter. During the quarter ended March 31, 2017, we recognized gains of $30,000, related to these instruments. The recognized gains are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.
During the first quarter of 2016, we entered into foreign currency forward contracts as economic hedges against the continued strengthening of the U.S. Dollar (USD) against the Euro (EUR) and the Japanese Yen (JPY). During the quarter ended March 31, 2016, we recognized a loss of $0.2 million related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon a dealer's quotes.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At March 31, 2017 and December 31, 2016, we had $100,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 5. Other Information
On May 1, 2017 (the “Commencement Date”), the Company entered into a new employment agreement with Mr. David Petty (the “New CEO Agreement”) which superseded in its entirety Mr. Petty’s prior employment agreement.
The New CEO Agreement has an initial term expiring on the second anniversary of the Commencement Date, at which point the New CEO Agreement automatically renews for successive one-year periods unless earlier terminated by either the Company or Mr. Petty upon 30-days’ prior written notice.
The New CEO Agreement provides for an initial annual base salary of $550,000. Pursuant to the terms of New CEO Agreement, Mr. Petty is eligible to receive, in addition to his base salary, annual bonuses and/or equity awards including a cash bonus of no less than 75% of his annual base salary and an equity award with a value of no less than 80% of his annual base salary, in each case subject to the achievement of annual financial targets set forth in the Company’s management performance plan, as adopted by the Compensation Committee of the Board.
Under the New CEO Agreement, if Mr. Petty’s employment is terminated without cause (as defined in the New CEO Agreement) (a “Termination Event”), Mr. Petty shall be entitled to receive all earned and unpaid base salary and bonuses, if any, accrued through the effective date of termination plus the continuation of his base salary, as in effect at the time of termination, for a period of the greater of the term of the agreement and 24 months following the effective date of termination; provided that, Mr. Petty must adhere to certain non-compete and non-solicit covenants that shall govern for this entire period. If any Termination Event occurs, Mr. Petty and his covered dependents are entitled to receive insurance benefits through the longer of the term of the agreement and 12 months from the effective date of termination, unless Mr. Petty becomes eligible for insurance benefits with another employer. Mr. Petty is also entitled to receive a continuation of retirement benefits for this same period of time. The compensation and benefits described in this paragraph are referred to as the “severance benefits”.
If Mr. Petty voluntarily resigns without good reason or is terminated for cause, he is entitled to receive only any unpaid base salary accrued through the effective date of resignation.
If there is a change in control of the Company, and, on or prior to the one-year anniversary of the change in control, the Company or its successor terminates Mr. Petty’s employment without cause, or Mr. Petty terminates his employment for good reason, then Mr. Petty would be entitled to receive the severance benefits owed to him upon the occurrence of a Termination Event, as described above, except Mr. Petty’s retirement benefits shall continue through the longer of the term of the agreement and 24 months from the effective date of termination and Mr. Petty shall in such event also be entitled to continue to receive bonuses through the longer of the term of the agreement and 24 months from the effective date of termination, determined in accordance with the Company’s management performance plan, as adopted by the Compensation Committee of the Board .

In addition to the benefits under the New CEO Agreement, Mr. Petty, is otherwise entitled to receive such benefits of employment as are generally available to our other executive officers.
Mr. Petty has been the Chief Executive Officer of the Company since March 2014 and the Company’s President since November 2007, prior to which he served in various capacities in the areas of operations and sales and marketing since joining the Company in 1988. From February 2000 to November 2007, Mr. Petty served as Executive Vice President of Sales and Marketing. From 1993 to 2000, he served as Vice President of Marketing, and from April 1991 until April 1993, he served as Vice President of Operations. Mr. Petty received his B.A. from the University of Virginia in 1988 and completed The Executive Program of the Darden School of Business in 1999. He is the son of Dr. and Ms. Petty, Executive Chairman and Vice President - Administration and Corporate Secretary, respectively, of the Company.
Other than as described in this Quarterly Report on Form 10-Q, there are no arrangements or understandings between Mr. Petty and any other person pursuant to which Mr. Petty was selected as an officer of the Company. Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction, or any currently proposed transaction, in which Mr. Petty had or will have a direct or indirect material interest in which the amount involved exceeded or would exceed $120,000.
The foregoing description of the New CEO Agreement is only a summary and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

(a) Exhibit	Description
10.1	Employment Agreement, dated May 1, 2017 between Exactech, Inc. and David Petty
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exactech, Inc.

Date:	May 3, 2017	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	May 3, 2017	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer