Form 10-Q
period 2017-06-30
EXACTECH INC
filed 2017-08-08
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Stock, $.01 par value	14,348,090

EXACTECH, INC.

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,917	$13,052
Accounts receivable, net of allowances of $1,707 and $1,473	57,733	53,051
Prepaid expenses and other assets, net	3,606	3,075
Income taxes receivable	1,848	2,140
Inventories – current	67,358	65,264
Assets held for sale	2,695	6,477
Total current assets	142,157	143,059
PROPERTY AND EQUIPMENT:
Land	4,530	4,474
Machinery and equipment	43,033	42,034
Surgical instruments	144,018	132,134
Furniture and fixtures	4,713	4,700
Facilities	21,690	21,726
Projects in process	6,818	2,473
Total property and equipment	224,802	207,541
Accumulated depreciation	(108,160)	(100,234)
Net property and equipment	116,642	107,307
OTHER ASSETS:
Deferred financing and other non-current assets, net	4,326	968
Equity investment	1,952	2,047
Deferred tax assets	—	887
Non-current inventories	11,823	15,723
Product licenses and designs, net	8,933	9,102
Patents and trademarks, net	717	821
Customer relationships, net	467	476
Goodwill	14,758	13,819
Total other assets	42,976	43,843
TOTAL ASSETS	$301,775	$294,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,602	$17,566
Income taxes payable	1,772	780
Accrued expenses and other liabilities	13,017	11,832
Liabilities held for sale	325	—
Other current liabilities	2,884	2,927
Total current liabilities	34,600	33,105
LONG-TERM LIABILITIES:
Deferred tax liabilities	3,243	1,773
Line of credit	14,000	20,000
Other long-term liabilities	3,152	5,089
Total long-term liabilities	20,395	26,862
Total liabilities	54,995	59,967
SHAREHOLDERS’ EQUITY:
Common stock	145	144
Additional paid-in capital	90,228	87,319
Treasury stock	(3,042)	(3,042)
Accumulated other comprehensive loss	(8,398)	(8,611)
Retained earnings	167,847	158,432
Total shareholders’ equity	246,780	234,242
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,775	$294,209
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2017	2016	2017	2016
NET SALES	$67,327	$66,124	$136,809	$131,422
COST OF GOODS SOLD	21,054	20,268	41,695	40,636
Gross profit	46,273	45,856	95,114	90,786
OPERATING EXPENSES:
Sales and marketing	23,569	23,835	48,622	47,154
General and administrative	5,621	5,640	12,157	11,554
Research and development	5,380	5,329	11,604	10,399
Depreciation and amortization	4,732	4,410	9,391	8,734
Total operating expenses	39,302	39,214	81,774	77,841
INCOME FROM OPERATIONS	6,971	6,642	13,340	12,945
OTHER INCOME (EXPENSE):
Interest income	52	2	55	6
Other income	185	32	328	72
Interest expense	(238)	(268)	(464)	(530)
Foreign currency gain, net	168	98	730	592
Total other income (expense)	167	(136)	649	140
INCOME BEFORE INCOME TAXES AND EQUITY IN LOSS OF INVESTEE	7,138	6,506	13,989	13,085
PROVISION FOR INCOME TAXES	2,255	2,120	4,479	4,297

INCOME BEFORE EQUITY IN LOSS OF INVESTEE	4,883	4,386	9,510	8,788

EQUITY IN LOSS OF INVESTEE, NET OF TAX	(52)	—	(95)	—
NET INCOME	$4,831	$4,386	$9,415	$8,788
BASIC EARNINGS PER SHARE	$0.34	$0.31	$0.66	$0.62
DILUTED EARNINGS PER SHARE	$0.33	$0.31	$0.65	$0.62
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2017	2016	2017	2016
Net Income	$4,831	$4,386	$9,415	$8,788
Other comprehensive income (loss), net of tax:
Change in currency translation	442	(1,024)	213	1,548
Other comprehensive income (loss), net of tax	442	(1,024)	213	1,548
Comprehensive income	$5,273	$3,362	$9,628	$10,336
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Month Periods Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$9,415	$8,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	234	228
Inventory allowance	2,310	1,748
Depreciation and amortization	9,964	9,367
Restricted common stock issued for services	193	193
Compensation cost of stock awards	922	988
Loss on disposal of equipment	474	678
Foreign currency option loss (gain)	—	221
Foreign currency exchange gain	(1,269)	(926)
Equity in net loss of equity investee	95	—
Deferred income taxes	2,358	(958)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(2,363)	(1,986)
Prepaids and other assets	(1,859)	(1,549)
Inventories	421	(6,708)
Accounts payable	(1,734)	1,501
Income taxes receivable/payable	1,293	537
Accrued expense & other liabilities	(2,349)	741
Net cash provided by operating activities	18,105	12,863
INVESTING ACTIVITIES:
Purchases of property and equipment	(18,286)	(17,498)
Purchase of business, net of cash acquired	—	(833)
Proceeds from sale of spine assets	4,000	—
Proceeds from sale of property and equipment	—	118
Investment in note receivable	(1,500)	—
Net cash used in investing activities	(15,786)	(18,213)
FINANCING ACTIVITIES:
Net repayments on line of credit	(6,000)	4,000
Payments of contingency consideration	(2,589)	(669)
Payments on capital leases	(7)	(25)
Repurchase of common stock	—	(3,042)
Proceeds from issuance of common stock	1,795	2,433
Net cash used in financing activities	(6,801)	2,697
Effect of foreign currency translation on cash and cash equivalents	460	(8)
Cash and cash equivalents held for sale	(113)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,135)	(2,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,052	12,713
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,917	$10,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$313	$286
Income taxes	1,189	5,642
Non-cash investing and financing activities:
Capitalized lease additions	—	29
Purchase of equipment payable	541	289
Business combination, contingent consideration payable	2,014	2,147
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exactech, Inc. and its subsidiaries (the “Company”, “Exactech”, "we", "us" or "our"), which are for interim periods, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These unaudited condensed consolidated financial statements do not include all disclosures provided in the Company's audited annual financial statements. The condensed financial statements should be read in conjunction with the audited financial statements and notes contained in Exactech's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech Asia, Exactech UK, Exactech Japan, Exactech France, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS
In May 2017, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to accounting for changes in terms or conditions of share-based payment awards. The amended guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The amended guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for periods beginning after December 15, 2016. We are currently assessing the impact on our financial statements of adopting this guidance.
In January 2017, the FASB issued amended guidance on the accounting for business combinations to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In November 2016, the FASB issued new guidance, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The new standard is required to be applied retrospectively. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
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
In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for the first fiscal quarter of 2018, and early application is permitted for periods beginning on or after January 1, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018. At this time we have not identified any material impact on our financial position or results of operations that would result in the year of adoption. However, we are still assessing the impact of adopting this guidance and expect to complete this assessment during the second half of 2017. We plan to adopt the new guidance under the retrospective approach.

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
The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Liabilities
Contingent consideration	$5,898	$—	$—	$5,898
Total:	$5,898	$—	$—	$5,898

December 31, 2016
Liabilities
Contingent consideration	$7,912	$—	$—	$7,912
Total:	$7,912	$—	$—	$7,912

The fair value of our contingent consideration liability for the Blue Ortho and Exactech Australia acquisitions is management's estimate based on the present value of estimated payment scenarios. See Note 12, Business Acquisition and Divestiture, for further discussion on the contingent consideration.
The inputs and assumptions we use in our outstanding fair value measures are not observable in the market; however, they are assumptions we believe would be made by a market participant. We evaluate our estimates on a quarterly basis, as we obtain additional data impacting the assumptions, and recognize any changes in the unaudited condensed consolidated statements of income.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the six month period ended June 30, 2017:

(in thousands)	Extremities	Knee	Hip	Other	Total
Balance as of December 31, 2016	$5,154	$6,449	$1,301	$915	$13,819
Foreign currency translation effects	424	342	101	72	939
Balance as of June 30, 2017	$5,578	$6,791	$1,402	$987	$14,758

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2016 resulted in a full impairment of our biologics and spine goodwill, which we recognized in the fourth quarter of 2016. No other impairment to goodwill was indicated.
Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at June 30, 2017 and December 31, 2016:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period (In Years)
Balance at June 30, 2017
Product licenses and designs	$15,393	$6,460	$8,933	11.2
Patents and trademarks	4,184	3,467	717	12.9
Customer relationships	1,552	1,085	467	6.9

Balance at December 31, 2016
Product licenses and designs	$14,842	$5,740	$9,102	11.5
Patents and trademarks	4,182	3,361	821	14.0
Customer relationships	1,438	962	476	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency transactions gain	$737	$200	$1,269	$926
Foreign currency option loss	(569)	(102)	(539)	(334)
Foreign currency gain, net	$168	$98	$730	$592

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During the first six months of 2017, we entered into foreign currency forward contracts as economic hedges against exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR) and the Australian Dollar (AUD). During the six months ended June 30, 2017, we recognized losses of $0.5 million, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the USD against the EUR, the British Pound (GBP) and the Japanese Yen (JPY). During the six months ended June 30, 2016, we recognized losses of $0.3 million related to these instruments. The recognized losses were recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, JPY, and AUD. During the six months ended June 30, 2017, translation gains were $0.2 million, which were primarily due to the strengthening of the EUR and AUD against the USD during the six months ended June 30, 2017. During the six months ended June 30, 2016, translation gains were $1.5 million, which were primarily due to the strengthening of the JPY and the AUD, and offset partially by the weakening of the GBP, in each case against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

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

As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for lost or damaged inventory to allow for the cost of items that are lost or damaged. We experienced charges related to the lost or damaged and obsolete inventory allowances of $0.9 million and $0.7 million, during the three months ended June 30, 2017 and 2016, respectively; and $1.3 million and $0.7 million, during the six months ended June 30, 2017 and 2016, respectively.
An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. As the slow moving allowance is an estimate of future obsolescence, changes in sales patterns from historical trends and future product release schedules, could impact the slow moving allowance balance, and result in higher or lower charges to the periodic cost of goods sold. As of June 30, 2017, we have inventory items with a cost basis of approximately $17.3 million that we determined to be slow moving inventory and for which we have provided an allowance of approximately $12.5 million. We experienced charges related to the slow moving inventory allowances of $0.5 million and $0.8 million, during the three months ended June 30, 2017 and 2016, respectively; and $1.0 million and $1.6 million, during the six months ended June 30, 2017 and 2016, respectively.
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
The following table summarizes our classifications of inventory as of June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$21,143	$23,183
Work in process	1,876	1,634
Finished goods on hand	15,944	7,913
Finished goods on loan/consignment	40,218	48,257
Inventory total	79,181	80,987
Non-current inventories	11,823	15,723
Inventories, current	$67,358	$65,264

7.	INCOME TAX
At June 30, 2017, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $26.6 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.3 million with a valuation allowance of $6.4 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2016, these net operating loss carry forwards totaled $32.6 million, and the deferred tax asset was $9.5 million with a valuation allowance of $7.3 million charged against this deferred tax asset assuming these losses will not be fully realized. The change in the operating loss carry forward and the valuation allowance was a result of our divestiture in Exactech Taiwan and the elimination of their deferred tax asset.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any open examinations by the various government jurisdictions. As of June 30, 2017, we had no liability recorded as an uncertain tax benefit.

8.	DEBT
Debt consisted of the following at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.50% as of June 30, 2017.	14,000	20,000
Total debt	$14,000	$20,000

The following is a schedule of future debt maturities as of June 30, 2017, for the years ending December 31 (in thousands):

2017	$—
2018	—
2019	—
2020	14,000
2021	—
Thereafter	—
$14,000

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2017 and December 31, 2016, we had $75,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Commitments
In June 2017 we loaned our independent distributor in South Korea $1.5 million and entered into a long-term note receivable. The loan is intended to assist this distributor with its business development and operating cash flows. The fair value of the notes receivable are management's estimate based on the present value of estimated collectability scenarios.
At June 30, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $17.6 million and outstanding commitments for the purchase of capital equipment of $3.4 million.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: extremity, knee, hip, and other products. The “other products” segment includes miscellaneous sales categories, such as bone cement, instrument rental fees, shipping charges, and other implant product lines. As a result of our divestiture of our spine assets, we have also aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended June 30,	Extremity	Knee	Hip	Other	Corporate	Total
2017
Net sales	$29,456	$19,612	$11,517	$6,742	$—	$67,327
Segment profit (loss)	4,293	1,089	1,045	544	167	7,138
Total assets, net	52,884	73,809	42,576	16,928	115,578	301,775
Capital expenditures	3,015	1,142	2,667	156	526	7,506
Depreciation and Amortization	935	1,767	725	184	1,397	5,008
2016
Net sales	$24,847	$19,593	$12,490	$9,194	$—	$66,124
Segment profit (loss)	3,867	1,216	1,429	130	(136)	6,506
Total assets, net	42,381	74,295	40,822	34,190	104,101	295,789
Capital expenditures	1,361	2,888	1,516	692	2,038	8,495
Depreciation and Amortization	727	1,772	694	430	1,084	4,707

Six Months Ended June 30,	Extremity	Knee	Hip	Other	Corporate	Total
2017
Net sales	$59,421	$39,653	$23,645	$14,090	$—	$136,809
Segment profit (loss)	8,566	2,300	2,136	338	649	13,989
Total assets, net	52,884	73,809	42,576	16,928	115,578	301,775
Capital expenditures	5,263	2,294	3,657	3,548	4,065	18,827
Depreciation and Amortization	1,802	3,450	1,436	443	2,833	9,964
2016
Net sales	$49,667	$39,405	$23,925	$18,425	$—	$131,422
Segment profit (loss)	7,804	2,433	2,452	256	140	13,085
Total assets, net	42,381	74,295	40,822	34,190	104,101	295,789
Capital expenditures	2,613	4,096	2,518	5,095	3,494	17,816
Depreciation and Amortization	1,439	3,760	1,363	864	1,941	9,367

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	June 30, 2017		December 31, 2016
	Domestic	International	Domestic	International
Long lived assets, gross	$177,843	$68,088	$167,326	$63,805
Accumulated depreciation and amortization	(91,468)	(27,704)	(89,445)	(23,980)
Long lived assets, net	86,375	40,384	77,881	39,825

Inventory	$45,939	$33,242	$47,538	$33,449

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended June 30,	2017	2016	% Inc/Decr
Domestic sales	$45,682	$44,612	2.4
International sales	21,645	21,512	0.6
Total sales	$67,327	$66,124	1.8

Six Months Ended June 30,	2017	2016	% Inc/Decr
Domestic sales	$93,355	$89,185	4.7
International sales	43,454	42,237	2.9
Total sales	$136,809	$131,422	4.1

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	June 30, 2017			June 30, 2016
Net income	$4,831			$4,386
Basic EPS:
Net income available to common shareholders	$4,831	14,321	$0.34	$4,386	14,112	$0.31
Effect of dilutive securities:
Stock options		253			186
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$4,831	14,574	$0.33	$4,386	14,298	$0.31

	Six Months Ended			Six Months Ended
(in thousands, except per share amounts)	June 30, 2017			June 30, 2016
Net income	$9,415			$8,788
Basic EPS:
Net income available to common shareholders	$9,415	14,297	$0.66	$8,788	14,084	$0.62
Effect of dilutive securities:
Stock options		216			159
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$9,415	14,513	$0.65	$8,788	14,243	$0.62

For the three months ended June 30, 2017, weighted average options to purchase 119,962 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended June 30, 2016, weighted average options to purchase 185,724 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the six months ended June 30, 2017, weighted average options to purchase 78,305 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the six months ended June 30, 2016, weighted average options to purchase 182,625 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the six months ended June 30, 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2016	14,413	$144	$87,319	$158,432	$(3,042)	$(8,611)	$234,242
Net income	—	—	—	9,415	—	—	9,415
Other comprehensive income, net of tax	—	—	—	—	—	213	213
Exercise of stock options	70	1	1,323	—	—	—	1,324
Issuance of restricted common stock for services	7	—	193	—	—	—	193
Issuance of common stock under Employee Stock Purchase Plan	21	—	471	—	—	—	471
Compensation cost of stock options	—	—	922	—	—	—	922
Balance June 30, 2017	14,511	$145	$90,228	$167,847	$(3,042)	$(8,398)	$246,780

Treasury Stock:
In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two year period. As of June 30, 2017, we have reacquired 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of June 30, 2017, there were 225,595 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $0.9 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Income tax benefit on exercises of non-qualified stock options was $0.2 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, total unrecognized compensation cost related to unvested awards was $2.4 million and is expected to be recognized over a weighted-average period of 2.07 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of June 30, 2017 and changes during the year to date is presented below:

	2017
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	902,775	$19.43
Granted	185,500	30.50
Exercised	(69,979)	18.91		$529
Forfeited or Expired	(3,381)	24.67
Outstanding - June 30	1,014,915	$21.47	3.80	$8,581
Exercisable - June 30	590,242	$18.60	2.70	$6,612

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for the purchase of shares of $185,500 and $18,500 common stock were granted during the six months ended June 30, 2017and 2016, respectively.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2017, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first six months of 2017 is presented below:

Grant date	February 28, 2017	May 31, 2017
Aggregate shares of restricted stock granted	3,985	3,195
Grant date fair value	$97,000	$97,000
Weighted average fair value per share	$24.30	$30.30

During February 2016, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consisted of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first six months of 2016 is presented below:

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 450,000. There are four offering periods during an annual period. As of June 30, 2017, 116,645 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Six Months Ended June 30,	2017	2016
Shares purchased	20,982	23,179
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	34%	32%
Risk free interest rates	1.0%	0.7%
Weighted average per share fair value	$5.80	$4.08

12.	BUSINESS ACQUISITION AND DIVESTITURE
Exactech Australia
On February 1, 2016, we completed the acquisition of all of the outstanding capital stock of Exactech Australia Pty Ltd, an Australia-based company. Exactech Australia was our independent importer and distribution partner in Australia from 2013 through our acquisition of Exactech Australia in 2016. The acquisition was accomplished to further the partnership between us and the team at Exactech Australia and to further service customers in the Asia Pacific area.
The aggregate purchase price for Exactech Australia will range from $3.1 million AUD to $7.6 million AUD, of which $1.6 million AUD, or $1.1 million USD at a 0.7034 AUD:USD exchange rate at closing, was paid to the Exactech Australia shareholders in cash at the closing of the acquisition, and the remainder will be paid to such shareholders contingent on the achievement of certain future milestones. The first contingent consideration payment of $1.2 million USD was paid in February 2017, and we expect the final payment to be made during the first quarter of 2018. Consideration also included $2.0 million USD in forgiven accounts receivable that were owed to us as of February 1, 2016. The estimated fair value of the contingent consideration was determined using the following assumptions: discount rate of 3.7%, probability levels of milestone range of outcomes, and expected timing of achievement of contingent consideration earn-out amounts. We financed the acquisition from our operating cash flows.
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

Contingent Consideration
The following table summarizes the contingent consideration balance and activity for the six months ended June 30, 2017, and the year ended December 31, 2016 (in thousands):

	Exactech Australia	Blue Ortho	Total
Contingent liability balance, December 31, 2015	—	6,222	6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	(125)	187	62
Payments	—	(669)	(669)
Foreign currency translation effects	63	(201)	(138)
Contingent liability balance, December 31, 2016	2,373	5,539	7,912
Period change in valuation	(38)	70	32
Payments	(1,206)	(1,383)	(2,589)
Foreign currency translation effects	163	380	543
Contingent liability balance, June 30, 2017	1,292	4,606	5,898
Current liability	1,292	1,592	2,884
Non-current liability	—	3,014	3,014

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the period change in valuation contingent consideration during the six months ended June 30, 2017 was interest expense of $0.1 million and partially offset by a gain from a change in the expectations of contingent payment of $0.1 million. The change in the contingent consideration during the year ended December 31, 2016 included interest expense of $0.3 million and a gain from a change in the expectations of contingent payment of $0.2 million. Both adjustments were recognized in other income (expense) in the consolidated statements of income.
Divestiture of Exactech Taiwan
In June 2017, we completed an agreement to issue common stock of Exactech Taiwan to Biogend Therapeutics Co., LTD ("Biogend") and a former employee of Exactech, effectively divesting 82% of our ownership in Exactech Taiwan in exchange for a cash investment, by Biogend, in Exactech Taiwan of $6.5 million. As a result, we disposed of $0.2 million in assets and $0.1 million in liabilities and recognized a $0.1 million equity investment, representing our fair value estimate of our retained 18% ownership in Exactech Taiwan. Additionally, we recognized $0.2 million as the fair value of a long-term note receivable owed to us by Exactech Taiwan. The fair value of our retained investment and note receivable were determined based on management's estimate of the present value of probability scenarios of return on investment and collectability of the note receivable.
Divestiture of Spine Business
During the first quarter of 2017, we obtained a long-term earn-out receivable for $3.0 million as partial payment to us for the sale of our spine business. The fair value of the receivable is management's estimate based on the present value of estimated milestone payments, and adjusted for collectability assumptions.

13.	SUBSEQUENT EVENT
In July 2017, we executed an agreement with Double Medical Technology, Inc., to sell 100% of our investment in Exactech Medical Shanghai for cash proceeds of $1.6 million at the closing targeted during the second half of 2017. As of June 30, 2017, Exactech Medical Shanghai had assets of $2.3 million, consisting primarily of inventory and surgical instrumentation, and liabilities of $1.4 million, which included a current accounts payable balance of $1.1 million owed to us that we expect to fully collect at closing. At closing, we expect to enter into a distribution agreement with Double Medical Technology, Inc., pursuant to which they will agree to distribute our product in China after our sale of Exactech Medical Shanghai.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.
Overview of the Company
We develop, manufacture, market and sell orthopaedic implant devices, related surgical instrumentation, supplies and biologic materials to hospitals and physicians in the United States and internationally. Our revenues are principally derived from sales of extremity, knee, and hip joint replacement systems. We believe that our research and development projects will enable us to continue to introduce both extensions to our existing product families, as well as new reconstructive product lines intended to address challenging clinical issues. Revenue from sales of other products, including Cemex® bone cement and the InterSpace™ pre-formed, antibiotic cement hip, knee and shoulder spacers are expected to continue to contribute to our anticipated future revenue growth. In January 2017, we divested our spine products business.
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
Overview of the Three and Six Months Ended June 30, 2017
During the quarter ended June 30, 2017, sales increased 2% to $67.3 million from $66.1 million in the quarter ended June 30, 2016, as a result of both domestic and international sales growth, which increased 2% and 1%, respectively. Worldwide gross margins decreased modestly to 68.7% for the second quarter of 2017 from 69.3% during the second quarter of 2016. Operating expenses were flat when compared to the quarter ended June 30, 2016, and, as a percentage of sales, decreased to 58% during the second quarter of 2017 compared to 59% during the second quarter of 2016. Increases in research and development expenses in our core segments were offset by the removal of operating expenses from the divested spine business, as compared to the second quarter of 2016. Net income for the quarter ended June 30, 2017 increased 10%, and diluted earnings per share was $0.33 as compared to $0.31 in the same quarter last year, which was primarily a result of our increase in sales.
During the six months ended June 30, 2017, sales increased 4% to $136.8 million from $131.4 million in the six months ended June 30, 2016, as a result of worldwide sales growth, which increased 5% domestically and 3% internationally. Gross margins increased slightly to 69.5% in the first half of 2017 from 69.1% in the first half of 2016. Operating expenses increased 5% when compared to the six months ended June 30, 2016, and as a percentage of sales, increased to 60% during the first half of 2017 compared to 59% during the first half of 2016. The increase in operating expenses was primarily due to increases in research and development expenses associated with continued product development projects. Net income for the six months ended June 30, 2017 increased 7%, and diluted earnings per share was $0.65 as compared to $0.62 in the same six months last year.
During the six months ended June 30, 2017, we acquired $18.8 million in property and equipment, including new production equipment, surgical instrumentation, and spending for facility expansion. Net cash flow from operations was $18.1 million for the six months ended June 30, 2017, as compared to net cash flow from operations of $12.9 million during the six months ended June 30, 2016. The increase was primarily due to general working capital needs during the first six months of 2017, as compared to the first six months of 2016.

The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and six month periods ended June 30, 2017 and June 30, 2016. We completed the divestiture of our spine products business in January 2017, and we aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines.
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2017		June 30, 2016		2017 - 2016	Constant Currency
Extremity	29,456	43.8%	24,847	37.6%	18.5%	19.1%
Knee	19,612	29.1%	19,593	29.6%	0.1	0.9
Hip	11,517	17.1%	12,490	18.9%	(7.8)	(7.2)
Other	6,742	10.0%	9,194	13.9%	(26.7)	(25.7)
Total	$67,327	100.0%	$66,124	100.0%	1.8%	2.5%

	Six Months Ended				Inc (decr)
	June 30, 2017		June 30, 2016		2017 - 2016	Constant Currency
Extremity	59,421	43.4%	49,667	37.8%	19.6%	20.0%
Knee	39,653	29.0%	39,405	30.0%	0.6%	1.4%
Hip	23,645	17.3%	23,925	18.2%	(1.2)%	(0.1)%
Other	14,090	10.3%	18,425	14.0%	(23.5)%	(22.6)%
Total	$136,809	100.0%	$131,422	100.0%	4.1%	4.8%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and six month periods ended June 30, 2017 and June 30, 2016:
Sales by Geographic Distribution ($ in 000’s)

	Three Months Ended				Inc (decr)
	June 30, 2017		June 30, 2016		2017- 2016	Constant Currency
Domestic Sales	$45,682	67.9%	$44,612	67.5%	2.4%	2.4%
International Sales	21,645	32.1%	21,512	32.5%	0.6%	2.8%
Total	$67,327	100.0%	$66,124	100.0%	1.8%	2.5%

	Six Months Ended				Inc (decr)
	June 30, 2017		June 30, 2016		2017- 2016	Constant Currency
Domestic Sales	$93,355	68.2%	$89,185	67.9%	4.7%	4.7%
International Sales	43,454	31.8%	42,237	32.1%	2.9%	5.1%
Total	$136,809	100.0%	$131,422	100.0%	4.1%	4.8%

The following table includes items from the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended June 30,		2017 – 2016 Inc (decr)		% of Sales
	2017	2016	$	%	2017	2016
Net sales	$67,327	$66,124	1,203	1.8	100.0%	100.0%
Cost of goods sold	21,054	20,268	786	3.9	31.3	30.7
Gross profit	46,273	45,856	417	0.9	68.7	69.3
Operating expenses:
Sales and marketing	23,569	23,835	(266)	(1.1)	35.0	36.0
General and administrative	5,621	5,640	(19)	(0.3)	8.4	8.5
Research and development	5,380	5,329	51	1.0	8.0	8.1
Depreciation and amortization	4,732	4,410	322	7.3	7.0	6.7
Total operating expenses	39,302	39,214	88	0.2	58.4	59.3
Income from operations	6,971	6,642	329	5.0	10.4	10.0
Other income (expense), net	167	(136)	303	222.8	0.2	(0.2)
Income before income tax and equity in loss of investee	7,138	6,506	632	9.7	10.6	9.8
Provision for income taxes	2,255	2,120	135	6.4	3.3	3.2
Income before equity in loss of investee	4,883	4,386	497	11.3	7.3	6.6
Equity in loss of investee	(52)	—	(52)		(0.1)	—
Net income	$4,831	$4,386	445	10.1	7.2	6.6

	Six Months Ended June 30,		2017 – 2016 Inc (decr)		% of Sales
	2017	2016	$	%	2017	2016
Net sales	$136,809	$131,422	5,387	4.1	100.0%	100.0%
Cost of goods sold	41,695	40,636	1,059	2.6	30.5	30.9
Gross profit	95,114	90,786	4,328	4.8	69.5	69.1
Operating expenses:
Sales and marketing	48,622	47,154	1,468	3.1	35.5	35.9
General and administrative	12,157	11,554	603	5.2	8.9	8.8
Research and development	11,604	10,399	1,205	11.6	8.5	7.9
Depreciation and amortization	9,391	8,734	657	7.5	6.9	6.6
Total operating expenses	81,774	77,841	3,933	5.1	59.8	59.2
Income from operations	13,340	12,945	395	3.1	9.7	9.9
Other income (expense), net	649	140	509	(363.6)	0.5	0.1
Income before income tax and equity in loss of investee	13,989	13,085	904	6.9	10.2	10.0
Provision for income taxes	4,479	4,297	182	4.2	3.2	3.3
Income before equity in loss of investee	9,510	8,788	722	8.2	7.0	6.7
Equity in loss of investee	(95)	—	(95)		(0.1)	—
Net income	$9,415	$8,788	627	7.1	6.9	6.7
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Sales
For the quarter ended June 30, 2017, sales increased 2% to $67.3 million from $66.1 million in the quarter ended June 30, 2016. Our domestic sales increased 2% as our extremities product sales continued to grow, and international sales increased 1%. Sales of our extremity products increased 19% to $29.5 million as compared to $24.8 million for the same period in 2016, due to expanding acceptance of our Equinoxe shoulder products as well as contribution from the Vantage total ankle system. Sales of knee products remained at $19.6 million for each of the quarters ended June 30, 2017 and 2016, as modest initial surgeries using the Truliant® knee system were offset with pricing decreases. Hip sales decreased 8% to $11.5 million during the quarter ended June 30, 2017 from $12.5 million during the quarter ended June 30, 2016, due to a combination of pricing pressure and distributor transitions internationally. Sales of other products decreased to $6.7 million as compared to $9.2 million in the same three month period last year, largely as a result of the divestiture of our U.S. spine business in January 2017.
For the six months ended June 30, 2017, sales increased 4% to $136.8 million from $131.4 million in the six months ended June 30, 2016 as a result of worldwide sales growth in our extremity products. Our domestic sales increased 5% as a result of our improved sales channel and share growth in our extremity products, and international sales increased 3%. Sales of our extremity products increased 20% to $59.4 million, as compared to $49.7 million for the same period in 2016. Sales of knee implant products increased 1% to $39.7 million for the six months ended June 30, 2017, compared to $39.4 million for the same period in 2016, as we continued the launch of the Optetrak Logic® CC revision knee and initiated clinical usage of the Truliant knee system. Hip implant sales decreased 1% to $23.6 million during the six months ended June 30, 2017 from $23.9 million during the six months ended June 30, 2016, due to pricing pressure and international distributor transitions. Sales of other products decreased to $14.1 million, as compared to $18.4 million in the same six month period last year, largely as a result of the divestiture of our U.S. spine business in January 2017. The other product sales include sales from our biologics, cement and spine products.
Gross Profit
Gross profit increased to $46.3 million in the quarter ended June 30, 2017 from $45.9 million in the quarter ended June 30, 2016. As a percentage of sales, gross profit decreased to 68.7% during the quarter ended June 30, 2017 from 69.3% for the quarter ended June 30, 2016, primarily as a result of pricing pressures worldwide. Gross profit increased to $95.1 million in the six months ended June 30, 2017 from $90.8 million in the six months ended June 30, 2016. As a percentage of sales, gross profit increased to 69.5% during the six months ended June 30, 2017 from 69.1% for the six months ended June 30, 2016, primarily as a result of our domestic extremities sales growth. Looking forward to the remainder of 2017, we expect gross profit, as a percentage of sales, to increase approximately 0.4-0.8% on a comparative quarter basis.
Operating Expenses
Total operating expenses for the quarter remained relatively unchanged at $39.3 million in the three months ended June 30, 2017 as compared to $39.2 million in the three months ended June 30, 2016. As a percentage of sales, total operating expenses decreased to 58% for the quarter ended June 30, 2017, as compared to 59% for the quarter ended June 30, 2016, which decreased as a result reduced operating expenses related to the sale of our spine business. Total operating expenses increased 5% to $81.8 million in the six months ended June 30, 2017 from $77.8 million in the six months ended June 30, 2016. As a percentage of sales, total operating expenses increased to 60% for the six months ended June 30, 2017, compared to 59% for the six months ended June 30, 2016. The increase in operating expenses was primarily a result of our continued focus on product development, as well as increases in variable selling expenses, which was partially offset by reduced expenses related to our divested spine business.
Sales and marketing expenses decreased 1% for the quarter ended June 30, 2017 to $23.6 million from $23.8 million in the same quarter last year, primarily as a result of the removal of expenses associated with our divested spine business. Sales and marketing expenses, as a percentage of sales, decreased to 35% for the quarter ended June 30, 2017 from 36% for the quarter ended June 30, 2016. Sales and marketing expenses increased 3% for the six months ended June 30, 2017 to $48.6 million from $47.2 million in the same period last year. Sales and marketing expenses, as a percentage of sales, remained at 36% for each of the six month periods ended June 30, 2017and 2016. The increase for the three and six months ended June 30, 2017 was primarily related to variable selling costs related to our sales growth and increased product launch expenses partially offset by the elimination of the spine business expenses. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.5% to 36.5% for the remainder of 2017.
General and administrative expenses remained at $5.6 million for each of the quarters ended June 30, 2017 and 2016. As a percentage of sales, general and administrative expenses decreased to 8% for the quarter ended June 30, 2017 compared to 9% for the quarter ended June 30, 2016. General and administrative expenses increased 5% to $12.2 million for the six months ended June 30, 2017 from $11.6 million for the six months ended June 30, 2016. As a percentage of sales, general and administrative expenses remained at 9% for each of the six months ended June 30,

2017 and 2016. General and administrative expenses for the remainder of 2017 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 1% to $5.4 million for the quarter ended June 30, 2017 from $5.3 million for the same period in 2016. As a percentage of sales, research and development expenses remained at 8% for each of the quarters ended June 30, 2017 and 2016. Research and development expenses increased 12% to $11.6 million for the six months ended June 30, 2017 from $10.4 million for the same period in 2016. As a percentage of sales, research and development expenses remained at 8% for each of the six month periods ended June 30, 2017 and 2016. The increase during the three and six months was primarily due to increases in product testing and design and development costs to support the new product pipeline. We expect research and development expenses ranging from 8.0% to 9.0% of sales for the remainder of 2017.
Depreciation and amortization increased to $4.7 million for the quarter ended June 30, 2017 from $4.4 million for the same quarter in 2016. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the quarters ended June 30, 2017 and 2016. Depreciation and amortization increased to $9.4 million for the six months ended June 30, 2017 from $8.7 million for the same six months in 2016. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the six months ended June 30, 2017 and 2016. We placed $12.9 million of surgical instrumentation and $2.9 million of equipment in service, and expended $2.8 million for facility expansion during the first six months of 2017.
Income from Operations
Our income from operations increased 5.0% to $7.0 million, or 10% of sales, in the quarter ended June 30, 2017 from $6.6 million, or 10% of sales, in the quarter ended June 30, 2016.Our income from operations increased 3% to $13.3 million, or 10% of sales, in the six months ended June 30, 2017 from $12.9 million, or 10% of sales, in the six months ended June 30, 2016. The increase in our income from operations for the three and six months ended June 30, 2017 was primarily a result of our sales increase, partially offset by the increase in research and development costs and other operating expenses. Looking forward, we expect operating expenses for the remainder of 2017 to remain in the range of 59-61% of sales, and together with an anticipated increase in revenue of 3-7%, we anticipate income from operations, as a percentage of sales, to increase by 0.5-1.5% for the remainder of 2017.
Other Income and Expenses
We had other income, net of other expenses, of $0.2 million during the quarter ended June 30, 2017, compared to other expenses, net of other income of $0.1 million in the quarter ended June 30, 2016. The change for the quarter was a result of other gains of approximately $0.2 million related to a fair value adjustment to our contingent consideration expectation and other income related to accounts receivable collection fees. The increase was also a result of net foreign currency gains of $0.2 million for the quarter ended June 30, 2017, compared to net foreign currency gains of $0.1 million for the same quarter of 2016. The currency gains in the quarter ended June 30, 2017 were primarily due to the strengthening of the Euro (EUR) and the Australian dollar (AUD) against the USD. Net interest expense was $0.2 million for the quarter ended June 30, 2017, and $0.3 million for the same period in 2016. We had other income, net of other expenses, of $0.6 million during the six months ended June 30, 2017, compared to other income, net of other expenses of $0.1 million in the six months ended June 30, 2016. The change for the six months was primarily a result of net foreign currency gains of $0.7 million for the six months ended June 30, 2017, compared to net foreign currency gains of $0.6 million for the same period of 2016. The currency gains in the six months ended June 30, 2017 were primarily due to the strengthening of the EUR and the AUD against the USD. Net interest expense was $0.5 million for the six months ended June 30, 2017, and $0.5 million for the same period in 2016.
Income Taxes
Income before provision for income taxes and equity in net loss of equity investee increased 10% to $7.1 million in the quarter ended June 30, 2017 from $6.5 million in the same quarter in 2016, as a result of the worldwide sales growth. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 31.6% for the quarter ended June 30, 2017, compared to the effective tax rate of 32.6% for the same period in 2016. Income before provision for income taxes and equity in net loss of equity investee increased 7% to $14.0 million in the six months ended June 30, 2017 from $13.1 million in the same six months in 2016. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 32.0% for the six months ended June 30, 2017, compared to the effective tax rate of 32.8% for the same period in 2016. We anticipate the effective tax rate to be in the range of 30% to 32% for the remainder of 2017.

Equity Method Investee Losses
On October 3, 2016 we acquired a 24.55% interest in Orthopedic Designs North America, Inc. (ODi), a company involved in the development, manufacture and distribution of screw and rod fixation devices used in orthopaedic trauma applications. Losses from our equity method investee, ODi, for the three and six months ended June 30, 2017 were $52,000 and $95,000, respectively. Due to the start-up nature of its business, we expect similar results from ODi's operations for the remainder of 2017.
Net Income
We realized net income of $4.8 million in the quarter ended June 30, 2017, an increase of 10% from $4.4 million in the quarter ended June 30, 2016. As a percentage of sales, net income remained at 7% for each of the quarters ended June 30, 2017 and 2016. Earnings per share, on a diluted basis, was $0.33 for the quarter ended June 30, 2017, compared to $0.31 for the quarter ended June 30, 2016. We realized net income of $9.4 million in the six months ended June 30, 2017, an increase of 7% from $8.8 million in the first half of 2016. As a percentage of sales, net income remained at 7% for each of the six month periods ended June 30, 2017 and 2016. Earnings per share, on a diluted basis, was $0.65 for the six months ended June 30, 2017, compared to $0.62 for the six months ended June 30, 2016.
Non-GAAP Financial Measures
We present certain non-GAAP results as a supplement to our financial results based on GAAP. Because we operate internationally, we present the percentage change in sales by reporting segment on a constant currency basis, which is a non-GAAP financial measure. We calculate this change on a constant currency basis by translating current period sales at the comparable average historical exchange rates for the same period in the prior year. We believe that presenting the percentage change in sales on a constant currency basis assists in the understanding of actual sales fluctuations by excluding the impact of foreign currency fluctuations.
Additionally, in the tables below, we present on a non-GAAP pro-forma basis adjusted sales, gross profit, operating expenses, income, and diluted earnings per share excluding charges related to the spine assets we sold during January 2017. We believe the exclusion of spine sales and costs provides the reader with more comparable financial information to better analyze the reported periods. The following items have been adjusted:

•	Sales, cost of goods sold, and operating expenses from our spine products

•	Transition charges related to the sale of our spine assets

•	Personnel and severance costs related to the transition

The following tables provide a reconciliation of certain reported financial results to the non-GAAP financial measures used for comparative basis for each of the three and six months ended June 30, 2017 and 2016. (Amounts in thousands, except diluted earnings per share (EPS):

	Three Months Ended
	June 30, 2017			June 30, 2016			Change
	Reported	US Spine	Adjusted	Reported	US Spine	Adjusted	Reported	Adjusted
Domestic sales	$45,682	$—	$45,682	$44,612	$1,960	$42,652	2.4%	7.1%
International sales	21,645	—	21,645	21,512	—	21,512	0.6%	0.6
Net sales	67,327	—	67,327	66,124	1,960	64,164	1.8%	4.9
Cost of goods sold	21,054	—	21,054	20,268	1,480	18,788	3.9%	12.1
Gross profit	46,273	—	46,273	45,856	480	45,376	0.9%	2.0
Operating expenses	39,302	13	39,289	39,214	414	38,800	0.2	1.3
Income from operations	6,971	(13)	6,984	6,642	66	6,576	5.0	6.2
Other income (expenses), net	167	—	167	(136)	—	(136)	222.8	(222.8)
Income before taxes and equity in investee	7,138	(13)	7,151	6,506	66	6,440	9.7	11.0
Provision for income taxes	2,255	(3)	2,258	2,120	27	2,093	6.4	7.9
Income before equity investee	4,883	(10)	4,893	4,386	39	4,347	11.3	12.6
Equity in loss of investee	(52)	—	(52)	—	—	—
Net income	$4,831	$(10)	$4,841	$4,386	$39	$4,347	10.1%	11.4%

Diluted EPS	$0.33	$—	$0.33	$0.31	$—	$0.31

	Six Months Ended
	June 30, 2017			June 30, 2016			Change
	Reported	US Spine	Adjusted	Reported	US Spine	Adjusted	Reported	Adjusted
Domestic sales	$93,355	$282	$93,073	$89,185	$3,758	$85,427	4.7%	9.0%
International sales	43,454	—	43,454	42,237	—	42,237	2.9	2.9
Net sales	136,809	282	136,527	131,422	3,758	127,664	4.1	6.9
Cost of goods sold	41,695	95	41,600	40,636	2,058	38,578	2.6	7.8
Gross profit	95,114	187	94,927	90,786	1,700	89,086	4.8	6.6
Operating expenses	81,774	715	81,059	77,841	1,886	75,955	5.1	6.7
Income from operations	13,340	(528)	13,868	12,945	(186)	13,131	3.1	5.6
Other income (expenses), net	649	—	649	140	—	140	(363.6)	363.6
Income before taxes and equity in investee	13,989	(528)	14,517	13,085	(186)	13,271	6.9	9.4
Provision for income taxes	4,479	(140)	4,619	4,297	(67)	4,364	4.2	5.8
Income before equity investee	9,510	(388)	9,898	8,788	(119)	8,907	8.2	11.1
Equity in loss of investee	(95)	—	(95)	—	—	—
Net income	$9,415	$(388)	$9,803	$8,788	$(119)	$8,907	7.1%	10.1%

Diluted EPS	$0.65	$(0.03)	$0.68	$0.62	$(0.01)	$0.63

Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At June 30, 2017, we had working capital of $107.6 million, a 2.2% decrease from $110.0 million at the end of 2016. Working capital in 2017 decreased as a result of the decrease in our cash as we repaid a portion of the balance outstanding under our long-term line of credit, and a decrease in our inventory balance.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we may seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of June 30, 2017, $6.3 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $18.1 million in the six months ended June 30, 2017, as compared to net cash from operations of $12.9 million during the six months ended June 30, 2016. This increase was primarily related to a decrease in inventory during the first six months of 2017, which provided cash of $0.4 million, compared to an inventory increase that used cash of $6.7 million for the same period in 2016. The reduction in inventory was a result of the supply chain improvements we have focused on over the past year. Accounts receivable increased as a result of our sales increase, and this used cash of $2.4 million for the six months ended June 30, 2017, as compared to $2.0 million for the six months ended June 30, 2016. Our allowance for doubtful accounts and sales returns increased to $1.7 million at June 30, 2017 from $1.5 million at December 31, 2016. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 73 for both the six month periods ended June 30, 2017 and June 30, 2016, as we continued to see improvement in accounts receivable payment terms in the United States. However, as we continue to expand our operations internationally, our DSO ratio could increase because credit terms outside of the United States tend to be relatively longer than those in the United States.
Investing Activities - Investing activities used net cash of $15.8 million in the six months ended June 30, 2017, as compared to $18.2 million in the six months ended June 30, 2016. We increased cash outlays for surgical instrumentation, manufacturing equipment and facility expansion, which were $18.1 million during the six month period ended June 30, 2017, as compared to cash outlays of $17.3 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion during the same period of 2016. This was offset in part by the divestiture of our spine product line in January 2017 for $7.0 million, of which we received proceeds of $4.0 million and recorded a note receivable for the remaining balance that is scheduled to be paid over the next four years.
In February 2016, we acquired Exactech Australia, our independent distributor, and paid cash consideration of $1.2 million at closing and recognized contingent consideration of $2.4 million, of which $1.2 million was paid in February 2017. We funded our acquisition from cash flow from operations, and we expect the final payment to be made during the first quarter of 2018. As a result of the transaction, we acquired $2.7 million in tangible assets, assumed liabilities of $0.4 million, intangible assets, comprising customer relationships of $0.5 million, and goodwill of $2.8 million. As of June 30, 2017, the $1.3 million contingent consideration balance was classified in current liabilities.
In June 2017, we completed an agreement to issue common stock of Exactech Taiwan to Biogend Therapeutics Co., LTD ("Biogend") and a former employee of Exactech, effectively divesting 82% of our ownership in Exactech Taiwan in exchange for a cash investment, by Biogend, in Exactech Taiwan of $6.5 million. As a result we disposed of $0.2 million in assets and $0.1 million in liabilities and recognized a $0.1 million equity investment, representing our fair value estimate of our retained 18% ownership in Exactech Taiwan. Additionally, we recognized $0.2 million as the fair value of a long-term note receivable owed to us by Exactech Taiwan. The fair value of our retained investment and note receivable were determined based on management's estimate of the present value of probability scenarios of return on investment and collectability of the note receivable. We received no cash proceeds for the transfer of ownership.
In June 2017 we loaned our independent distributor in South Korea $1.5 million and entered into a long-term note receivable. The loan is intended to assist this distributor with its business development and operating cash flows. The fair value of the notes receivable are management's estimate based on the present value of estimated collectability scenarios.
Financing Activities - Financing activities used net cash of $6.8 million in the six months ended June 30, 2017, as compared to $2.7 million in net cash provided for the six months ended June 30, 2016. This increase was primarily due to net repayments on our revolving line of credit of $6.0 million in the first six months of 2017, as compared to an increase in borrowing from our revolving line of credit of $4.0 million during the first six months of 2016. Proceeds from the exercise of stock options provided cash of $1.8 million during the six months ended June 30, 2017, as compared to $2.4 million during the six months ended June 30, 2016, and we used the proceeds to fund general working capital.
Additionally, during the first six months of 2017, we paid contingent consideration payments to the former shareholders of Blue Ortho and Exactech Australia of $1.4 million and $1.2 million, respectively. As of June 30, 2017 we had $5.9 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $2.9 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $3.0 million contingent liability is classified as other non-current liabilities.

Long-term Debt
In December 2015, we entered into a revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, a portion of which is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement matures on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of June 30, 2017, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 – Debt, to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Other Commitments and Contingencies
At June 30, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $17.6 million and outstanding commitments for the purchase of capital equipment of $3.4 million.

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
The table that follows provides information about our debt obligation that is sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations. We believe that the amounts presented approximate the financial instrument's fair market value as of June 30, 2017:

(in thousands, except percentages)	2017	2018	2019	2020	Thereafter	Total
Liabilities
Line of credit at variable interest rate	—	—	—	14,000	—	14,000
Weighted average interest rate	2.2%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, JPY, and AUD. During the six months ended June 30, 2017, translation gains were $0.2 million, which were primarily due to the strengthening of the EUR and AUD against the USD during the six months ended June 30, 2017. During the six months ended June 30, 2016, translation gains were $1.5 million, which were primarily due to the strengthening of the JPY and the AUD, and offset partially by the weakening of the GBP, in each case against the USD . While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction gains of $1.3 million for the six months ended June 30, 2017, due to the strengthening of the EUR and AUD as compared to the USD, and currency transaction gains of $0.9 million during the same period in 2016. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During the first six months of 2017, we entered into foreign currency forward contracts as economic hedges against exchange rate fluctuations of theUSD against the EUR and the AUD. During the six months ended June 30, 2017, we recognized losses of $0.5 million, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the USD against the EUR, the British Pound (GBP) and the JPY. During the six months ended June 30, 2016, we recognized losses of $0.3 million related to these instruments. The recognized losses were recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At June 30, 2017 and December 31, 2016, we had $75,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Exactech, Inc.

Date:	August 8, 2017	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	August 8, 2017	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer