Form 10-Q
period 2017-09-30
EXACTECH INC
filed 2017-11-08
CIK 913165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Stock, $.01 par value	14,366,181

EXACTECH, INC.
INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	2

	Condensed Consolidated Statements of Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2017 and September 30, 2016	3

	Condensed Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2017 and September 30, 2016	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2017 and September 30, 2016	5

	Notes to Condensed Consolidated Financial Statements (unaudited) for the Three and Nine Month Periods Ended September 30, 2017 and September 30, 2016	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

Signatures		33

Item 1. Financial Statements
EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,718	$13,052
Accounts receivable, net of allowances of $2,043 and $1,473	56,940	53,051
Prepaid expenses and other assets, net	3,585	3,075
Income taxes receivable	895	2,140
Inventories – current	69,885	65,264
Assets held for sale	—	6,477
Total current assets	143,023	143,059
PROPERTY AND EQUIPMENT:
Land	4,550	4,474
Machinery and equipment	45,622	42,034
Surgical instruments	146,827	132,134
Furniture and fixtures	4,715	4,700
Facilities	23,062	21,726
Projects in process	6,739	2,473
Total property and equipment	231,515	207,541
Accumulated depreciation	(111,434)	(100,234)
Net property and equipment	120,081	107,307
OTHER ASSETS:
Deferred financing and other non-current assets, net	4,416	968
Equity investment	1,916	2,047
Deferred tax assets	—	887
Non-current inventories	12,799	15,723
Product licenses and designs, net	8,994	9,102
Patents and trademarks, net	664	821
Customer relationships, net	452	476
Goodwill	14,860	13,819
Total other assets	44,101	43,843
TOTAL ASSETS	$307,205	$294,209
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,338	$17,566
Income taxes payable	568	780
Accrued expenses and other liabilities	13,547	11,832
Other current liabilities	2,616	2,927
Total current liabilities	35,069	33,105
LONG-TERM LIABILITIES:
Deferred tax liabilities	4,181	1,773
Line of credit	14,000	20,000
Other long-term liabilities	3,653	5,089
Total long-term liabilities	21,834	26,862
Total liabilities	56,903	59,967
SHAREHOLDERS’ EQUITY:
Common stock	145	144
Additional paid-in capital	91,051	87,319
Treasury stock	(3,042)	(3,042)
Accumulated other comprehensive loss	(8,561)	(8,611)
Retained earnings	170,709	158,432
Total shareholders’ equity	250,302	234,242
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,205	$294,209
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2017	2016	2017	2016
NET SALES	$61,404	$59,919	$198,213	$191,341
COST OF GOODS SOLD	18,232	18,772	59,927	59,408
Gross profit	43,172	41,147	138,286	131,933
OPERATING EXPENSES:
Sales and marketing	22,713	21,684	71,335	68,838
General and administrative	5,908	5,186	18,065	16,740
Research and development	5,729	5,096	17,333	15,495
Depreciation and amortization	4,892	4,592	14,283	13,326
Total operating expenses	39,242	36,558	121,016	114,399
INCOME FROM OPERATIONS	3,930	4,589	17,270	17,534
OTHER INCOME (EXPENSE):
Interest income	32	29	87	35
Other income (loss)	(28)	43	300	115
Interest expense	(229)	(186)	(693)	(716)
Foreign currency gain, net	470	73	1,200	665
Total other income (expense)	245	(41)	894	99
INCOME BEFORE INCOME TAXES AND EQUITY IN LOSS OF INVESTEE	4,175	4,548	18,164	17,633
PROVISION FOR INCOME TAXES	1,277	1,383	5,756	5,680

INCOME BEFORE EQUITY IN LOSS OF INVESTEE	2,898	3,165	12,408	11,953

EQUITY IN LOSS OF INVESTEE, NET OF TAX	(36)	—	(131)	—
NET INCOME	$2,862	$3,165	$12,277	$11,953

BASIC EARNINGS PER SHARE	$0.20	$0.22	$0.86	$0.85

DILUTED EARNINGS PER SHARE	$0.20	$0.22	$0.84	$0.84
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2017	2016	2017	2016
Net Income	$2,862	$3,165	$12,277	$11,953
Other comprehensive income (loss), net of tax:
Change in currency translation	(163)	805	50	2,353
Other comprehensive income (loss), net of tax	(163)	805	50	2,353
Comprehensive income	$2,699	$3,970	$12,327	$14,306
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Month Periods Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$12,277	$11,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts and sales returns	570	111
Inventory allowance	2,903	3,434
Depreciation and amortization	15,173	14,246
Restricted common stock issued for services	290	290
Compensation cost of stock awards	1,322	1,274
Loss on disposal of equipment	1,168	1,725
Foreign currency option loss	—	21
Foreign currency exchange gain	(1,739)	(1,081)
Equity in net loss of equity investee	131	—
Deferred income taxes	3,296	(1,595)
Changes in assets and liabilities, net of business combination effect, which provided (used) cash:
Accounts receivable	(259)	1,678
Prepaids and other assets	(1,633)	(988)
Inventories	(4,706)	(11,487)
Accounts payable	891	77
Income taxes receivable/payable	1,042	1,716
Accrued expense & other liabilities	(1,959)	470
Net cash provided by operating activities	28,767	21,844
INVESTING ACTIVITIES:
Purchases of property and equipment	(26,776)	(24,499)
Purchase of business, net of cash acquired	—	(833)
Proceeds from sale of spine assets	4,000	—
Proceeds from sale of property and equipment	—	120
Investment in note receivable	(1,500)	—
Purchase of intangible assets	(150)	(25)
Net cash used in investing activities	(24,426)	(25,237)
FINANCING ACTIVITIES:
Net repayments on line of credit	(6,000)	4,000
Payments of contingency consideration	(2,589)	(669)
Payments on capital leases	(10)	(32)
Repurchase of common stock	—	(3,042)
Proceeds from issuance of common stock	2,121	3,014
Net cash used in financing activities	(6,478)	3,271
Effect of foreign currency translation on cash and cash equivalents	803	22
Cash and cash equivalents held for sale	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,334)	(100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,052	12,713
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,718	$12,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$461	$417
Income taxes	1,967	6,816
Non-cash investing and financing activities:
Capitalized lease additions	—	29
Purchase of equipment payable	483	434
Business combination, contingent consideration payable	1,785	2,377
See notes to condensed consolidated financial statements

EXACTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting of normal recurring adjustments. Our subsidiaries, Exactech UK, Exactech Japan, Exactech France, Exactech Deutschland, Exactech Ibérica, Exactech International Operations, Blue Ortho, Exactech Australia and Exactech U.S., are consolidated for financial reporting purposes, and all intercompany balances and transactions have been eliminated. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The new guidance is based on the principle that revenue is recognized upon the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and clarify guidance for multiple-element arrangements. The guidance is effective for the first fiscal quarter of 2018, and early application is permitted for periods beginning on or after January 1, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We plan to adopt the new guidance effective January 1, 2018. At this time we have not identified any material impact on our financial position or results of operations that would result in the year of adoption. During the first nine months of 2017, we commenced an evaluation of our existing revenue contracts with our customers on some of our most significant revenue streams. Based upon our preliminary assessment, we do not believe there will be a material change to the timing of our revenue recognition; however, we continue our review of the the revenue streams. It is likely we will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes however we are in the process of updating our revenue accounting policy and analyzing controls. We plan to adopt the new guidance under the retrospective approach. Our evaluation of ASU 2014-09 is ongoing and not complete.

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
The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

(In Thousands)	Total Fair Value at September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Liabilities
Contingent consideration	$6,127	$—	$—	$6,127
Total:	$6,127	$—	$—	$6,127

December 31, 2016
Liabilities
Contingent consideration	$7,912	$—	$—	$7,912
Total:	$7,912	$—	$—	$7,912

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

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill – The following table provides the changes to the carrying value of goodwill for the nine month period ended September 30, 2017:

(in thousands)	Extremities	Knee	Hip	Other	Total
Balance as of December 31, 2016	$5,154	$6,449	$1,301	$915	$13,819
Goodwill of divested business	(81)	(133)	(40)	(13)	(267)
Foreign currency translation effects	598	470	138	102	1,308
Balance as of September 30, 2017	$5,671	$6,786	$1,399	$1,004	$14,860

We test goodwill for impairment annually as of the 1st of October. Our impairment analysis as of October 1, 2017 has not been completed.

Other Intangible Assets – The following table summarizes the carrying values of our other intangible assets at September 30, 2017 and December 31, 2016:

(in thousands)	Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Avg Amortization Period (In Years)
Balance at September 30, 2017
Product licenses and designs	$15,799	$6,805	$8,994	11.2
Patents and trademarks	4,184	3,520	664	12.9
Customer relationships	1,594	1,142	452	6.9

Balance at December 31, 2016
Product licenses and designs	$14,842	$5,740	$9,102	11.5
Patents and trademarks	4,182	3,361	821	14.0
Customer relationships	1,438	962	476	6.9

5.	HEDGING ACTIVITIES AND FOREIGN CURRENCY TRANSLATION
Foreign Currency Transactions
The following table provides information on the components of our foreign currency activities recognized in the unaudited condensed consolidated statements of income:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency transactions gain	$470	$155	$1,739	$1,081
Foreign currency option loss	—	(82)	(539)	(416)
Foreign currency gain, net	$470	$73	$1,200	$665

Foreign Currency Transactions – Gains and losses resulting from our transactions and our subsidiaries’ transactions that are made in currencies different from our and their own are included in income as they occur and as other income (expense) in the condensed consolidated statements of income.
Foreign Currency Options – During 2017, we entered into foreign currency forward contracts as economic hedges against exchange rate fluctuations of the U.S. Dollar (USD) against the Euro (EUR) and the Australian Dollar (AUD) and recognized losses of $0.5 million, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes. During the three months ended September 30, 2017 we did not enter into any foreign currency options.
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
Foreign Currency Translation
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, JPY, and AUD. During the nine months ended September 30, 2017, translation gains were $0.1 million, which were primarily due to the strengthening of the EUR and AUD against the USD during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, translation gains were $2.4 million, which were primarily due to the strengthening of the JPY and the AUD, and offset partially by the weakening of the GBP, in each case against the USD. While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

6.	INVENTORIES
Inventories are valued at the lower of cost or net realizable value using a FIFO inventory method. Inventory is comprised of implants and instruments held for sale, including implants consigned or loaned to customers and agents. The consigned or loaned inventory remains our inventory until we are notified of the implantation. Our independent agents have contractual responsibility for any discrepancies in our consigned or loaned inventory, which can result in the agent’s loss of compensation if the inventory consigned or loaned to them is lost. We are required to maintain substantial levels of inventory because it is necessary to maintain all sizes of each component to fill customer orders. The size of the component to be used for a specific patient is typically not known with certainty until the time of surgery, and certain sizes are typically used less frequently than the “standard” sizes. Due to this uncertainty, a minimum of one of each size of each component in the system to be used must be available to each sales representative at the time of surgery, including unusual sizes that will be sold less frequently than “standard” sizes. Although we may conclude that it is more likely than not that all quantities on hand of certain sizes will eventually not be sold, we do not consider such items “excess inventory,” as our business model requires that we maintain such quantities in order to sell the “standard” sizes.
As a result of the need to maintain substantial levels of all sizes and components of inventory, we are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it would have a material adverse effect on the Company. For items that we identify as obsolete, we record a charge to reduce their carrying value to net realizable value. We also maintain an allowance for lost or damaged inventory to allow for the cost of items that are lost or damaged. We experienced charges related to the lost or damaged and obsolete inventory allowances of $0.4 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively; and $1.7 million and $1.4 million, during the nine months ended September 30, 2017 and 2016, respectively.
An allowance charge for slow moving inventories is recorded based upon an analysis of slow moving inventory items within a product group level. The slow moving inventory allowance is analyzed and calculated based on comparing the current quantity of inventory to historical sales and provides an allowance for any slow moving inventory on a systematic basis, which recognizes the cost of anticipated future obsolescence over the average fifteen year expected life of product groups. We believe this method is appropriate as it recognizes the lack of utility of these items (as a charge to cost of goods sold) over the related product group revenue life cycle. The key inputs to our slow moving allowance are trailing twelve months usage and the expected product life. As the slow moving allowance is an estimate of future obsolescence, changes in sales patterns from historical trends and future product release schedules, could impact the slow moving allowance balance, and result in higher or lower charges to the periodic cost of goods sold. As of September 30, 2017, we have inventory items with a cost basis of approximately $17.3 million that we determined to be slow moving inventory and for which we have provided an allowance of approximately $12.7 million. We experienced charges related to the slow moving inventory allowances of $0.2 million and $0.5 million, during the three months ended September 30, 2017 and 2016, respectively; and $1.2 million and $2.1 million, during the nine months ended September 30, 2017 and 2016, respectively.
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

The following table summarizes our classifications of inventory as of September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$21,804	$23,183
Work in process	1,705	1,634
Finished goods on hand	19,736	7,913
Finished goods on loan/consignment	39,439	48,257
Inventory total	82,684	80,987
Non-current inventories	12,799	15,723
Inventories, current	$69,885	$65,264

7.	INCOME TAX
At September 30, 2017, net operating loss carry forwards of our foreign and domestic subsidiaries totaled $26.7 million, some of which begin to expire in 2020. For accounting purposes, the estimated tax effect of this net operating loss carry forward results in a deferred tax asset. The deferred tax asset associated with these losses was $8.4 million with a valuation allowance of $6.2 million charged against this deferred tax asset assuming these losses will not be fully realized. At December 31, 2016, these net operating loss carry forwards totaled $32.6 million, and the deferred tax asset was $9.5 million with a valuation allowance of $7.3 million charged against this deferred tax asset assuming these losses will not be fully realized. The change in the operating loss carry forward and the valuation allowance was a result of our divestiture in Exactech Taiwan and the elimination of their deferred tax asset.
Our income tax returns are subject to examination in numerous state, federal and foreign jurisdictions due to the multiple income tax jurisdictions in which we operate. We are not currently aware of any open examinations by the various government jurisdictions. As of September 30, 2017, we had no liability recorded as an uncertain tax benefit.

8.	DEBT
Debt consisted of the following at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Business line of credit payable on a revolving basis, plus interest based on adjustable rate as determined by one month LIBOR based on our ratio of funded debt to EBITDA, 2.50% as of September 30, 2017.	14,000	20,000
Total debt	$14,000	$20,000

The following is a schedule of future debt maturities as of September 30, 2017, for the years ending December 31 (in thousands):

2017	$—
2018	—
2019	—
2020	14,000
2021	—
Thereafter	—
$14,000

9.	COMMITMENTS AND CONTINGENCIES
Litigation
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2017 and December 31, 2016, we had $200,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Commitments
In June 2017, we loaned our independent distributor in South Korea $1.5 million and entered into a long-term note receivable. The loan is intended to assist this distributor with its business development and operating cash flows. The fair value of the note receivable is management's estimate based on the present value of estimated collectability scenarios.
At September 30, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.5 million and outstanding commitments for the purchase of capital equipment of $7.5 million.

10.	SEGMENT INFORMATION
We evaluate our operating segments by our major product lines: extremity, knee, hip, and other products. The “other products” segment includes miscellaneous sales categories, such as bone cement, instrument rental fees, shipping charges, and other implant product lines. As a result of our divestiture of our spine assets, we have also aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation, we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines. Evaluation of the performance of operating segments is based on their respective incomes from operations before taxes, interest income and expense, and nonrecurring items. Intersegment sales and transfers are not significant. The accounting policies of the reportable segments are the same as those described in Note 2 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Summarized information concerning our reportable segments is shown in the following table (in thousands):

Three Months Ended September 30,	Extremity	Knee	Hip	Other	Corporate	Total
2017
Net sales	$27,684	$16,545	$11,306	$5,869	$—	$61,404
Segment profit (loss)	2,935	344	493	152	251	4,175
Total assets, net	53,747	75,444	42,578	17,931	117,505	307,205
Capital expenditures	1,474	1,925	602	476	4,105	8,582
Depreciation and Amortization	997	1,840	734	162	1,476	5,209
2016
Net sales	$23,394	$17,027	$11,629	$7,869	$—	$59,919
Segment profit (loss)	3,369	790	911	(481)	(41)	4,548
Total assets, net	45,513	73,962	41,541	34,219	104,837	300,072
Capital expenditures	1,761	481	1,401	873	2,655	7,171
Depreciation and Amortization	1,103	1,307	957	687	825	4,879

Nine Months Ended September 30,	Extremity	Knee	Hip	Other	Corporate	Total
2017
Net sales	$87,105	$56,198	$34,951	$19,959	$—	$198,213
Segment profit (loss)	11,501	2,644	2,629	490	900	18,164
Total assets, net	53,747	75,444	42,578	17,931	117,505	307,205
Capital expenditures	6,737	4,219	4,259	4,024	8,170	27,409
Depreciation and Amortization	2,799	5,290	2,170	605	4,309	15,173
2016
Net sales	$73,061	$56,432	$35,554	$26,294	$—	$191,341
Segment profit (loss)	11,173	3,223	3,363	(225)	99	17,633
Total assets, net	45,513	73,962	41,541	34,219	104,837	300,072
Capital expenditures	4,374	4,577	3,919	5,968	6,149	24,987
Depreciation and Amortization	2,542	5,067	2,320	1,551	2,766	14,246

Geographic distribution of our long-lived assets and inventory is shown in the following table (in thousands):

As of:	September 30, 2017		December 31, 2016
	Domestic	International	Domestic	International
Long lived assets, gross	$183,560	$69,532	$167,326	$63,805
Accumulated depreciation and amortization	(93,221)	(29,680)	(89,445)	(23,980)
Long lived assets, net	90,339	39,852	77,881	39,825

Inventory	$48,373	$34,311	$47,538	$33,449

Geographic distribution of our sales is summarized in the following table (in thousands):

Three Months Ended September 30,	2017	2016	% Inc/Decr
Domestic sales	$43,289	$42,242	2.5
International sales	18,115	17,677	2.5
Total sales	$61,404	$59,919	2.5

Nine Months Ended September 30,	2017	2016	% Inc/Decr
Domestic sales	$136,644	$131,427	4.0
International sales	61,569	59,914	2.8
Total sales	$198,213	$191,341	3.6

11.	SHAREHOLDERS’ EQUITY
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income and net income available to common shareholders:

	Income (Numerator)	Shares (Denominator)	Per Share	Income (Numerator)	Shares (Denominator)	Per Share
	Three Months Ended			Three Months Ended
(in thousands, except per share amounts)	September 30, 2017			September 30, 2016
Net income	$2,862			$3,165
Basic EPS:
Net income available to common shareholders	$2,862	14,352	$0.20	$3,165	14,123	$0.22
Effect of dilutive securities:
Stock options		261			247
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$2,862	14,613	$0.20	$3,165	14,370	$0.22

	Nine Months Ended			Nine Months Ended
(in thousands, except per share amounts)	September 30, 2017			September 30, 2016
Net income	$12,277			$11,953
Basic EPS:
Net income available to common shareholders	$12,277	14,315	$0.86	$11,953	14,108	$0.85
Effect of dilutive securities:
Stock options		263			195
Diluted EPS:
Net income available to common shareholders plus assumed conversions	$12,277	14,578	$0.84	$11,953	14,303	$0.84

For the three months ended September 30, 2017, weighted average options to purchase 184,500 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the three months ended September 30, 2016, weighted average options to purchase 18,500 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.
For the nine months ended September 30, 2017, weighted average options to purchase 102,163 shares of common stock were outstanding but were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method. For the nine months ended September 30, 2016, weighted average options to purchase 183,737 shares of common stock were not included in the computation of diluted EPS because the options were antidilutive under the treasury stock method.

Changes in Shareholders’ Equity:
The following is a summary of the changes in shareholders’ equity for the nine months ended September 30, 2017:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands)	Shares	Amount
Balance December 31, 2016	14,413	$144	$87,319	$158,432	$(3,042)	$(8,611)	$234,242
Net income	—	—	—	12,277	—	—	12,277
Other comprehensive income, net of tax	—	—	—	—	—	50	50
Exercise of stock options	75	1	1,422	—	—	—	1,423
Issuance of restricted common stock for services	10	—	290	—	—	—	290
Issuance of common stock under Employee Stock Purchase Plan	31	—	698	—	—	—	698
Compensation cost of stock options	—	—	1,322	—	—	—	1,322
Balance September 30, 2017	14,529	$145	$91,051	$170,709	$(3,042)	$(8,561)	$250,302

Treasury Stock:
In December 2015, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock over a two year period. As of September 30, 2017, we have reacquired 163,529 shares of our common stock at an average price of $18.60 per share, or an aggregate of $3.0 million.
Stock-based Compensation Awards:
We sponsor an Executive Incentive Compensation Plan, which provides for the award of stock-based compensation, including options, stock appreciation rights, restricted stock and other stock-based incentive compensation awards to key employees, directors and independent agents and consultants. We implemented a comprehensive, consolidated incentive compensation plan upon shareholder approval at our Annual Meeting of Shareholders on May 7, 2009, referred to as the 2009 Plan, which was amended and restated at our 2014 Annual Meeting of Shareholders, held on May 8, 2014, to increase the maximum number of shares issuable under the 2009 Plan by 500,000. The maximum number of common shares issuable under the 2009 Plan is 1,500,000 plus (a) the number of shares with respect to awards previously granted under our preexisting plans that terminate without being exercised, expire, are forfeited or canceled, plus (b) the number of shares that remain available for future issuance under our preexisting plans plus (c) the number of shares that are surrendered in payment of any awards or any tax withholding with respect thereto. Common stock issued upon exercise of stock options is settled with authorized but unissued shares available. Under the 2009 Plan, the exercise price of option awards equals the market price of our common stock on the date of grant, and each award has a maximum term of ten years. As of September 30, 2017, there were 219,230 total shares remaining issuable under the 2009 Plan.
The aggregate compensation cost charged against income with respect to awards issued under the 2009 Plan and the 2009 Employee Stock Purchase Plan, referred to as the 2009 ESPP, was $1.3 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax benefit on exercises of non-qualified stock options was $0.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, total unrecognized compensation cost related to unvested awards was $2.6 million and is expected to be recognized over a weighted-average period of 1.82 years.

Stock Options:
A summary of the status of stock option activity under our stock-based compensation plans as of September 30, 2017 and changes during the year to date is presented below:

	2017
	Options	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding - January 1	902,775	$19.43
Granted	185,500	30.50
Exercised	(74,699)	19.04		$571
Forfeited or Expired	(3,381)	24.67
Outstanding - September 30	1,010,195	$21.47	3.55	$11,593
Exercisable - September 30	585,522	$18.58	2.45	$8,414

Outstanding options, consisting of five-year to ten-year incentive and non-qualified stock options, vest and become exercisable ratably over a three to five year period from the date of grant. The outstanding options expire from five to ten years from the date of grant or upon termination of employment with Exactech, and are contingent upon continued employment during the applicable option term. Certain non-qualified stock options are granted to non-employee sales agents and consultants, and they typically vest ratably over a period of three to four years from the date of grant and expire in five years or less from the date of grant, or upon termination of the agent's or consultant’s contract with Exactech. Stock options for the purchase of shares of $185,500 and $18,500 common stock were granted during the nine months ended September 30, 2017 and 2016, respectively.
Restricted Stock Awards:
Under the 2009 Plan, we may grant restricted stock awards to eligible employees, directors, and independent agents and consultants. Restrictions on transferability, risk of forfeiture and other restrictions are determined by the Compensation Committee of the Board of Directors, or the Committee, at the time of the award. During February 2017, the Committee approved equity compensation to the outside members of the Board of Directors for their service on the Board of Directors. The annual compensation for each director consists of the grant of stock awards with an aggregate market value of $77,500, payable in four equal quarterly grants of common stock based on the market prices of our common stock on the respective dates of grant. The summary information of the restricted stock grants for the first nine months of 2017 is presented below:

Grant date	February 28, 2017	May 31, 2017	August 31, 2017
Aggregate shares of restricted stock granted	3,985	3,195	3,170
Grant date fair value	$97,000	$97,000	$97,000
Weighted average fair value per share	$24.30	$30.30	$30.55

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

Employee Stock Purchase Plan:
On February 18, 2009, our board of directors adopted the 2009 ESPP, and our shareholders approved the 2009 ESPP at our Annual Meeting of Shareholders on May 7, 2009. Under the 2009 ESPP, employees are able to purchase shares of our common stock at a fifteen percent (15%) discount via payroll deduction, up to a maximum number of shares issuable under the 2009 ESPP of 450,000. There are four offering periods during an annual period. As of September 30, 2017, 106,977 shares remained available for purchase under this 2009 ESPP. The fair value of the employees' purchase rights is estimated using the Black-Scholes model. Purchase information and fair value assumptions are presented in the following table:

Nine Months Ended September 30,	2017	2016
Shares purchased	30,650	37,749
Dividend yield	—	—
Expected life	1 year	1 year
Expected volatility	33%	34%
Risk free interest rates	1.0%	0.6%
Weighted average per share fair value	$5.95	$4.73

12.	BUSINESS ACQUISITION AND DIVESTITURE
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
Blue Ortho
On January 15, 2015, we completed the acquisition of all of the outstanding capital stock of Blue Ortho SAS, a France-based company. Blue Ortho is the computer-assisted surgical technology development and manufacturing firm that partnered with the Company to develop the ExactechGPS® Guided Personalized Surgery system. The aggregate purchase price for Blue Ortho is a maximum of €10.0 million, of which €2.0 million, or $2.3 million at a 1.16 EUR:USD exchange rate at closing, was paid to the Blue Ortho shareholders in cash at the closing of the acquisition, and payment of the remainder is contingent on the achievement of certain milestones. We expect the contingent consideration to be paid over the next year due to a change in control clause in the agreement and our pending going private transaction. We acquired tangible assets of $1.5 million, assumed liabilities of $2.9 million, intangible assets, comprising product licenses and designs, of $7.5 million, and goodwill of $6.5 million.

Contingent Consideration
The following table summarizes the contingent consideration balance and activity for the nine months ended September 30, 2017, and the year ended December 31, 2016 (in thousands):

	Exactech Australia	Blue Ortho	Total
Contingent liability balance, December 31, 2015	—	6,222	6,222
Initial fair value of contingent consideration	2,435	—	2,435
Period change in valuation	(125)	187	62
Payments	—	(669)	(669)
Foreign currency translation effects	63	(201)	(138)
Contingent liability balance, December 31, 2016	2,373	5,539	7,912
Period change in valuation	(24)	108	84
Payments	(1,206)	(1,383)	(2,589)
Foreign currency translation effects	179	541	720
Contingent liability balance, September 30, 2017	1,322	4,805	6,127
Current liability	1,322	1,294	2,616
Non-current liability	—	3,511	3,511

Due to our expected timing of earn-out payments, a portion of the contingent consideration is classified in other current liabilities on our consolidated balance sheets. The remainder is classified as other non-current liabilities. The change in the period change in valuation contingent consideration during the nine months ended September 30, 2017 was interest expense of $0.1 million and partially offset by a gain from a change in the expectations of contingent payment of $0.1 million. The change in the contingent consideration during the year ended December 31, 2016 included interest expense of $0.3 million and a gain from a change in the expectations of contingent payment of $0.2 million. Both adjustments were recognized in other income (expense) in the consolidated statements of income.
Divestiture of Exactech Medical Shanghai
In September 2017, we completed the sale of all of our common stock of Exactech Medical Shanghai to Double Medical Technology, Inc. and effectively divested 100% of our ownership in Exactech Medical Shanghai for aggregate consideration payable of $1.6 million. As a result, we disposed of $2.7 million in assets and $1.6 million in liabilities. The consideration is recorded as current receivables in our consolidated balance sheets, and is expected to be paid by the end of 2017. We have entered into a distribution agreement with Double Medical Technology, Inc., pursuant to which they will distribute our product in China.
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
Merger Agreement
On October 22, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Osteon Holdings, L.P., a Delaware limited partnership (“Parent”), and Osteon Merger Sub, Inc., a Florida corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of global private equity firm

TPG Capital. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). The time the Merger occurs is referred to as the “Effective Time”.
In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) will be cancelled and converted into the right to receive $42.00 in cash, without interest thereon (the “Merger Consideration”), other than certain shares of Company Common Stock held by our founders and certain management stockholders who have agreed to exchange, at a valuation of $42.00 per share, a portion of their shares for new equity securities in Parent.
Each Company stock option, to the extent outstanding and unexercised as of immediately prior to the Effective Time, whether vested or unvested, will be cancelled as of immediately prior to the Effective Time, and in consideration for such cancellation, the holder thereof will be entitled to receive an amount in cash, without interest, equal to the product of (A) the excess, if any, of (y) the Merger Consideration over (z) the per share exercise price of such Company stock option multiplied by (B) the number of shares of Company Common Stock subject to such Company stock option, less any applicable withholding taxes. Each Company stock option with a per share exercise price that is equal to or greater than the Merger Consideration will be cancelled immediately prior to the Effective Time with no consideration payable to the holder thereof. Each share of restricted Company Common Stock that is outstanding immediately prior to the Effective Time will become fully vested immediately prior to the Effective Time and will be treated as an outstanding share of Company Common Stock, and the holder thereof shall be entitled to receive the Merger Consideration with respect thereto, less any applicable withholding.
The obligation of the parties to consummate the Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by our shareholders at a special meeting of shareholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon certain of the other party’s representations and warranties being true and correct, the other party having performed in all material respects its material obligations under the Merger Agreement and the other party having not suffered a material adverse effect.
There is no financing condition to the Merger. On October 22, 2017, we entered into an equity commitment letter, together with TPG Partners VII, L.P., a Delaware limited partnership (the “Fund”), and Parent, pursuant to which, subject to certain conditions, the Fund has committed to make an equity contribution to Parent in an aggregate amount of up to approximately $624.7 million for purposes of consummating the Merger.
Amendment to Bylaws
On October 22, 2017, the Board of Directors adopted and approved an amendment to the Company’s Bylaws to include an exclusive forum selection provision. Pursuant to this provision, among other things, unless the Company consents in writing to the selection of another judicial forum, the sole and exclusive judicial forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of or for breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder of the Company to the Company or to the Company’s shareholders, or a claim for aiding and abetting any such breach; (iii) any action asserting a claim against the Company or against any current or former director, officer, other employee, or shareholder of the Company arising pursuant to any provision of the Florida Business Corporation Act, the Company’s articles of incorporation, or the Company’s Bylaws; or (iv) any action asserting a claim against the Company or against any current or former director, officer, other employee, or shareholder of the Company that is governed by the internal affairs doctrine, shall be a state court located within the State of Florida or, if no state court located within the State of Florida has jurisdiction in respect of any of the foregoing actions, the United States District Court for the Northern District of Florida.

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
Recent Event
On October 22, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Osteon Holdings, L.P., a Delaware limited partnership (“Parent”), and Osteon Merger Sub, Inc., a Florida corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of global private equity firm TPG Capital. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). The time the Merger occurs is referred to as the “Effective Time”. In the Merger, each outstanding share of our common stock will be cancelled and converted into the right to receive $42.00 in cash, without interest thereon, other than certain shares of our common stock held by our founders and certain management stockholders who have agreed to exchange, at a valuation of $42.00 per share, a portion of their shares for new equity securities in Parent.
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
Overview of the Three and Nine Months Ended September 30, 2017
During the quarter ended September 30, 2017, sales increased 2% to $61.4 million from $59.9 million in the quarter ended September 30, 2016, as a result of both domestic and international sales growth, each of which increased 2%. Worldwide gross margins increased to 70.3% for the third quarter of 2017 from 68.7% during the third quarter of 2016. Operating expenses increased 7.3% to $39.2 million as compared to $36.6 million for the quarter ended September 30, 2016, and, as a percentage of sales, increased to 64% during the third quarter of 2017 compared to 61% during the third quarter of 2016. The increase was a result of growth in research and development expenses in our core segments, as well as increased general and administrative expenses, as compared to the third quarter of 2016. Net income for the quarter ended September 30, 2017 decreased 10%, and diluted earnings per share was $0.20 as compared to $0.22 in the same quarter last year, which was primarily a result of our increase in operating expenses.
During the nine months ended September 30, 2017, sales increased 4% to $198.2 million from $191.3 million in the nine months ended September 30, 2016, as a result of worldwide sales growth, which increased 4% domestically and 3% internationally. Gross margins increased slightly to 70% in the first nine months of 2017 from 69% in the first nine months of 2016. Operating expenses increased 6% when compared to the nine months ended September 30, 2016, and as a percentage of sales, increased to 61% during the first nine months of 2017 compared to 60% during the first nine months of 2016. The increase in operating expenses was primarily due to increases in research and development expenses associated with continued product development projects, as well as increases in general and administrative expenses. Net income for the nine months ended September 30, 2017 increased 3%, and diluted earnings per share was $0.84 for each of the nine month periods in 2017 and 2016.
During the nine months ended September 30, 2017, we acquired $27.3 million in property and equipment, including new production equipment, surgical instrumentation, and spending for facility expansion. Net cash flow from operations was $28.8 million for the nine months ended September 30, 2017, as compared to net cash flow from operations of $21.8 million during the nine months ended September 30, 2016. The increase was primarily due to significantly lower increases in inventory during the first nine months of 2017, as compared to the first nine months of 2016.
The following table includes the net sales and percentage of net sales, as well as a comparison of net sales change to net sales change calculated on a constant currency basis, for each of our product lines, which are also our reportable segments, for the three and nine month periods ended September 30, 2017 and September 30, 2016. We completed the divestiture of our spine products business in January 2017, and we aggregated our remaining biologics and spine products into the "other" segment. To conform to current period presentation we have reclassified prior period biologics and spine results to the "other" segment, and prior period instrument sales and segment profit (loss) from the "other" segment to their individual product lines.
Sales by Product Line ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2017		September 30, 2016		2017 - 2016	Constant Currency
Extremity	$27,684	45.1%	$23,394	39.1%	18.3%	17.9%
Knee	16,545	26.9%	17,027	28.4%	(2.8)	(3.4)
Hip	11,306	18.4%	11,629	19.4%	(2.8)	(2.8)
Other	5,869	9.6%	7,869	13.1%	(25.4)	(26.5)
Total	$61,404	100.0%	$59,919	100.0%	2.5%	2.0%

	Nine Months Ended				Inc (decr)
	September 30, 2017		September 30, 2016		2017 - 2016	Constant Currency
Extremity	$87,105	43.9%	$73,061	38.2%	19.2%	19.4%
Knee	56,198	28.4%	56,432	29.5%	(0.4)	(0.2)
Hip	34,951	17.6%	35,554	18.6%	(1.7)	(1.4)
Other	19,959	10.1%	26,294	13.7%	(24.1)	(23.7)
Total	$198,213	100.0%	$191,341	100.0%	3.6%	3.8%

The following table includes the net sales, percentage of net sales, net sales change, and net sales change calculated on a constant currency basis, for our geographic distribution for the three and nine month periods ended September 30, 2017 and September 30, 2016:
Sales by Geographic Distribution ($ in 000’s)

	Three Months Ended				Inc (decr)
	September 30, 2017		September 30, 2016		2017- 2016	Constant Currency
Domestic Sales	$43,289	70.5%	$42,242	70.5%	2.5%	2.5%
International Sales	18,115	29.5	17,677	29.5	2.5	0.9
Total	$61,404	100.0%	$59,919	100.0%	2.5%	2.0%

	Nine Months Ended				Inc (decr)
	September 30, 2017		September 30, 2016		2017- 2016	Constant Currency
Domestic Sales	$136,644	68.9%	$131,427	68.7%	4.0%	4.0%
International Sales	61,569	31.1	59,914	31.3	2.8	3.5
Total	$198,213	100.0%	$191,341	100.0%	3.6%	3.8%

The following table includes items from the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, the dollar and percentage change from period to period and the percentage relationship to net sales (dollars in thousands):
Comparative Statement of Income Data

	Three Months Ended September 30,		2017 – 2016 Inc (decr)		% of Sales
	2017	2016	$	%	2017	2016
Net sales	$61,404	$59,919	1,485	2.5	100.0%	100.0%
Cost of goods sold	18,232	18,772	(540)	(2.9)	29.7	31.3
Gross profit	43,172	41,147	2,025	4.9	70.3	68.7
Operating expenses:
Sales and marketing	22,713	21,684	1,029	4.7	37.0	36.2
General and administrative	5,908	5,186	722	13.9	9.6	8.7
Research and development	5,729	5,096	633	12.4	9.3	8.5
Depreciation and amortization	4,892	4,592	300	6.5	8.0	7.6
Total operating expenses	39,242	36,558	2,684	7.3	63.9	61.0
Income from operations	3,930	4,589	(659)	(14.4)	6.4	7.7
Other income (expense), net	245	(41)	286	697.6	0.4	(0.1)
Income before income tax and equity in loss of investee	4,175	4,548	(373)	(8.2)	6.8	7.6
Provision for income taxes	1,277	1,383	(106)	(7.7)	2.1	2.3
Income before equity in loss of investee	2,898	3,165	(267)	(8.4)	4.7	5.3
Equity in loss of investee	(36)	—	(36)		(0.1)	—
Net income	$2,862	$3,165	(303)	(9.6)	4.6	5.3

Comparative Statement of Income Data

	Nine Months Ended September 30,		2017 – 2016 Inc (decr)		% of Sales
	2017	2016	$	%	2017	2016
Net sales	$198,213	$191,341	6,872	3.6	100.0%	100.0%
Cost of goods sold	59,927	59,408	519	0.9	30.2	31.1
Gross profit	138,286	131,933	6,353	4.8	69.8	68.9
Operating expenses:
Sales and marketing	71,335	68,838	2,497	3.6	36.0	36.0
General and administrative	18,065	16,740	1,325	7.9	9.1	8.7
Research and development	17,333	15,495	1,838	11.9	8.8	8.1
Depreciation and amortization	14,283	13,326	957	7.2	7.2	7.0
Total operating expenses	121,016	114,399	6,617	5.8	61.1	59.8
Income from operations	17,270	17,534	(264)	(1.5)	8.7	9.1
Other income (expense), net	894	99	795	(803.0)	0.5	0.1
Income before income tax and equity in loss of investee	18,164	17,633	531	3.0	9.2	9.2
Provision for income taxes	5,756	5,680	76	1.3	2.9	3.0
Income before equity in loss of investee	12,408	11,953	455	3.8	6.3	6.2
Equity in loss of investee	(131)	—	(131)		(0.1)	—
Net income	$12,277	$11,953	324	2.7	6.2	6.2
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Sales
For the quarter ended September 30, 2017, sales increased 2% to $61.4 million from $59.9 million in the quarter ended September 30, 2016. Our domestic sales increased 2% as our extremities product sales continued to grow, and international sales increased 2%. Sales of our extremity products increased 18% to $27.7 million as compared to $23.4 million for the same period in 2016, due to expanding acceptance of our Equinoxe shoulder products as well as contributions from the Vantage total ankle system. Sales of knee products decreased 3% to $16.5 million for the quarter ended September 30, 2017 from $17.0 million for the same quarter in 2016, as we continue to experience 2-4% average selling prices on our primary knee product lines. Hip sales decreased 3% to $11.3 million during the quarter ended September 30, 2017 from $11.6 million during the quarter ended September 30, 2016, due to distributor transitions internationally. Sales of other products decreased to $5.9 million as compared to $7.9 million in the same three month period last year, largely as a result of the divestiture of our U.S. spine business in January 2017.
For the nine months ended September 30, 2017, sales increased 4% to $198.2 million from $191.3 million in the nine months ended September 30, 2016 as a result of worldwide sales growth in our extremity products. Our domestic sales increased 4% as a result of our improved sales channel and share growth in our extremity products, and international sales increased 3%. Sales of our extremity products increased 19% to $87.1 million, as compared to $73.1 million for the same period in 2016. Knee product sales were flat at $56.2 million for the nine months ended September 30, 2017, compared to $56.4 million for the same period in 2016. Hip implant sales decreased 2% to $35.0 million during the nine months ended September 30, 2017 from $35.6 million during the nine months ended September 30, 2016, due to pricing pressure and international distributor transitions. Sales of other products decreased to $20.0 million, as compared to $26.3 million in the same nine month period last year, largely as a result of the divestiture of our U.S. spine business in January 2017. The other product sales include sales from our biologics, cement and spine products.
Gross Profit
Gross profit increased to $43.2 million in the quarter ended September 30, 2017 from $41.1 million in the quarter ended September 30, 2016. As a percentage of sales, gross profit increased to 70.3% during the quarter ended September 30, 2017 from 68.7% for the quarter ended September 30, 2016. Gross profit increased to $138.3 million in the nine months ended September 30, 2017 from $131.9 million in the nine months ended September 30, 2016. As a percentage of sales, gross profit increased to 69.8% during the nine months ended September 30, 2017 from 68.9% for the nine months ended September 30, 2016. The increase as a percentage of sales for both the three and nine months was primarily a result of our domestic extremities sales growth that produces higher gross margins. Looking forward to the fourth quarter of 2017, we expect gross profit, as a percentage of sales, to increase approximately 0.5-1.0% on a comparative quarter basis.
Operating Expenses
Total operating expenses for the quarter increased 7% to $39.2 million in the three months ended September 30, 2017 as compared to $36.6 million in the three months ended September 30, 2016. As a percentage of sales, total operating expenses increased to 64% for the quarter ended September 30, 2017, as compared to 61% for the quarter ended September 30, 2016. Total operating expenses increased 6% to $121.0 million in the nine months ended September 30, 2017 from $114.4 million in the nine months ended September 30, 2016. As a percentage of sales, total operating expenses increased to 61% for the nine months ended September 30, 2017, compared to 60% for the nine months ended September 30, 2016. The increase in operating expenses for the three and nine months was primarily a result of our continued focus on product development, including research, as well as increases in variable selling expenses, which was partially offset by reduced expenses related to our divested spine business.
Sales and marketing expenses increased 5% for the quarter ended September 30, 2017 to $22.7 million from $21.7 million in the same quarter last year. Sales and marketing expenses, as a percentage of sales, increased to 37% for the quarter ended September 30, 2017 from 36% for the quarter ended September 30, 2016. Sales and marketing expenses increased 4% for the nine months ended September 30, 2017 to $71.3 million from $68.8 million in the same period last year. Sales and marketing expenses, as a percentage of sales, remained at 36% for each of the nine month periods ended September 30, 2017 and 2016. The increase for the three and nine months ended September 30, 2017 was primarily related to variable selling costs related to our sales growth and increased product launch expenses partially offset by the elimination of the spine business expenses. Looking forward, sales and marketing expenditures, as a percentage of sales, are expected to be in the range of 35.0% to 36.0% for the fourth quarter of 2017.
General and administrative expenses increased to $5.9 million for the quarter ended September 30, 2017 from $5.2 million for the same quarter in 2016. As a percentage of sales, general and administrative expenses increased to 10% for the quarter ended September 30, 2017 compared to 9% for the quarter ended September 30, 2016. General and administrative expenses increased 8% to $18.1 million for the nine months ended September 30, 2017 from $16.7 million for the nine months ended September 30, 2016. As a percentage of sales, general and administrative expenses remained at 9% for each of the nine months ended September 30, 2017 and 2016. General and administrative expenses for the fourth quarter of 2017 are expected to be in the range of 8.5% to 9.5% of sales.
Research and development expenses increased 12% to $5.7 million for the quarter ended September 30, 2017 from $5.1 million for the same period in 2016. As a percentage of sales, research and development expenses remained at 9% for each of the quarters ended September 30, 2017 and 2016. Research and development expenses increased 12% to $17.3 million for the nine months ended September 30, 2017 from $15.5 million for the same period in 2016. As a percentage of sales, research and development expenses increased to 9% for the nine month period ended September 30, 2017 compared to 8% for the same nine months of 2016. The increase during the three and nine months was primarily due to increases in product testing and design and development costs to continue to support the new product pipeline. We expect research and development expenses ranging from 8.0% to 9.0% of sales for the fourth quarter of 2017.
Depreciation and amortization increased to $4.9 million for the quarter ended September 30, 2017 from $4.6 million for the same quarter in 2016. As a percentage of sales, depreciation and amortization remained constant at 8% during each of the quarters ended September 30, 2017 and 2016. Depreciation and amortization increased to $14.3 million for the nine months ended September 30, 2017 from $13.3 million for the same nine months in 2016. As a percentage of sales, depreciation and amortization remained constant at 7% during each of the nine months ended September 30, 2017 and 2016. We placed $17.3 million of surgical instrumentation and $4.1 million of equipment in service, and expended $5.7 million for facility expansion during the first nine months of 2017.
Income from Operations
Our income from operations decreased 14.4% to $3.9 million, or 6% of sales, in the quarter ended September 30, 2017 from $4.6 million, or 8% of sales, in the quarter ended September 30, 2016. Our income from operations decreased 2% to $17.3 million, or 9% of sales, in the nine months ended September 30, 2017 from $17.5 million, or 9% of sales, in the nine months ended September 30, 2016. The decrease in our income from operations for the three and nine months ended September 30, 2017 was primarily a result of the increase in research and development costs and new product launch costs outpacing sales growth. Looking forward, we expect operating expenses for the fourth quarter of 2017 to remain in the range of 59-61% of sales.
Other Income and Expenses
We had other income, net of other expenses, of $245,000 during the quarter ended September 30, 2017, compared to other expenses, net of other income of $41,000 in the quarter ended September 30, 2016. The change for the quarter was primarily a result of net foreign currency gains of $470,000 for the quarter ended September 30, 2017, compared to net foreign currency gains of $73,000 for the same quarter of 2016. The currency gains in the quarter ended September 30, 2017 were primarily due to the strengthening of the Euro (EUR) and the Australian dollar (AUD) against the USD. Net interest expense was $197,000 for the quarter ended September 30, 2017, and $0.2 million for the same period in 2016. For the nine months ended September 30, 2017, we had other income, net of other expenses, of $0.9 million, compared to other income, net of other expenses of $0.1 million for the same period in 2016. The change for the nine months was primarily a result of net foreign currency gains of $1.2 million for the nine months ended September 30, 2017, compared to net foreign currency gains of $0.7 million for the same period of 2016. The currency gains in the nine months ended September 30, 2017 were primarily due to the strengthening of the EUR and the AUD against the USD. Net interest expense was $0.6 million for the nine months ended September 30, 2017, and $0.7 million for the same period in 2016.
Income Taxes
Income before provision for income taxes and equity in net loss of equity investee decreased 8% to $4.2 million in the quarter ended September 30, 2017 from $4.5 million in the same quarter in 2016, as a result of increased product development and variable selling expenses outpacing sales growth during the quarter. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 30.6% for the quarter ended September 30, 2017, compared to the effective tax rate of 30.4% for the same period in 2016. Income before provision for income taxes and equity in net loss of equity investee increased 3% to $18.2 million in the nine months ended September 30, 2017 from $17.6 million in the same nine months in 2016. The effective tax rate, as a percentage of income before taxes and equity in net loss of equity investee, was 31.7% for the nine months ended September 30, 2017, compared to the effective tax rate of 32.2% for the same period in 2016. We anticipate the effective tax rate to be in the range of 30% to 32% for the fourth quarter of 2017.
Equity Method Investee Losses
On October 3, 2016 we acquired a 24.55% interest in Orthopedic Designs North America, Inc. (ODi), a company involved in the development, manufacture and distribution of screw and rod fixation devices used in orthopaedic trauma applications. Losses from our equity method investee, ODi, for the three and nine months ended September 30, 2017 were $36,000 and $131,000, respectively. Due to the start-up nature of its business, we expect similar results from ODi's operations for the fourth quarter of 2017.
Net Income
We realized net income of $2.9 million in the quarter ended September 30, 2017, a 10% decrease from $3.2 million in the quarter ended September 30, 2016. As a percentage of sales, net income remained at 5% for each of the quarters ended September 30, 2017 and 2016. Earnings per share, on a diluted basis, was $0.20 for the quarter ended September 30, 2017, compared to $0.22 for the quarter ended September 30, 2016. We realized net income of $12.3 million in the nine months ended September 30, 2017, an increase of 3% from $12.0 million in the same nine months of 2016. As a percentage of sales, net income remained at 6% for each of the nine month periods ended September 30, 2017 and 2016. Earnings per share, on a diluted basis, was $0.84 for the nine months ended September 30, 2017, compared to $0.84 for the nine months ended September 30, 2016.
Liquidity and Capital Resources
We have financed our operations primarily through a combination of commercial debt financing and cash flows from our operating activities. At September 30, 2017, we had working capital of $108.0 million, a 2% decrease from $110.0 million at the end of 2016. Working capital in 2017 decreased as a result of the decrease in our cash as we repaid a portion of the balance outstanding under our long-term line of credit, and a decrease in our inventory balance.
We expect that cash flows from operating activities, borrowings under our line of credit, and the issuance of equity securities in connection with both stock purchases under the 2009 ESPP and the exercise of stock option awards under the 2009 Plan will be sufficient to meet our commitments and cash requirements in the next twelve months. If not, we may seek additional funding through any number of possible combinations of additional debt, additional issuance of equity or convertible debt. As of September 30, 2017, $5.2 million of our cash balance was held outside the United States. Our foreign cash holdings vary depending on operating cash needs of our foreign subsidiaries and the timing of reimbursements to the United States. There are currently no restrictions against repatriation of this cash.
Operating Activities – Operating activities provided net cash of $28.8 million in the nine months ended September 30, 2017, as compared to net cash from operations of $21.8 million during the nine months ended September 30, 2016. This increase was primarily related to lower inventory increases during the first nine months of 2017, which used cash of $4.7 million, compared to an inventory increase that used cash of $11.5 million for the same period in 2016. The lower increases in inventory was a result of the supply chain improvements we have focused on over the past year. Accounts receivable increased as a result of our sales increase, and this used cash of $0.3 million for the nine months ended September 30, 2017, as compared to providing cash of $1.7 million for the nine months ended September 30, 2016 due to a decrease in accounts receivable. Our allowance for doubtful accounts and sales returns increased to $2.0 million at September 30, 2017 from $1.5 million at December 31, 2016, as the risk of uncollectability increased due to delayed payments internationally. The total days sales outstanding (DSO) ratio, based on average accounts receivable balances, was 75 for the nine month period ended September 30, 2017 compared to 73 for the nine month period ended September 30, 2016, as we experienced slower payments internationally. As we continue to expand our operations internationally, our DSO ratio could continue to increase because credit terms outside of the United States tend to be relatively longer than those in the United States.
Investing Activities - Investing activities used net cash of $24.4 million in the nine months ended September 30, 2017, as compared to $25.2 million in the nine months ended September 30, 2016. We increased cash outlays for surgical instrumentation, manufacturing equipment and facility expansion, which were $26.6 million during the nine month period ended September 30, 2017, as compared to cash outlays of $24.4 million for purchases of surgical instrumentation, manufacturing equipment, and facility expansion during the same period of 2016. This was offset in part by the divestiture of our spine product line in January 2017 for $7.0 million, of which we received proceeds of $4.0 million and recorded a note receivable for the remaining balance that is scheduled to be paid over the next four years.
In February 2016, we acquired Exactech Australia, our independent distributor, and paid cash consideration of $1.2 million at closing and recognized contingent consideration of $2.4 million, of which $1.2 million was paid in February 2017. We funded our acquisition from cash flow from operations, and we expect the final payment to be made during the first quarter of 2018. As a result of the transaction, we acquired $2.7 million in tangible assets, assumed liabilities of $0.4 million, intangible assets, comprising customer relationships of $0.5 million, and goodwill of $2.8 million. As of September 30, 2017, the $1.3 million contingent consideration balance was classified in current liabilities.
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
In September 2017, we completed the sale of all of our common stock of Exactech Medical Shanghai to Double Medical Technology, Inc. and effectively divested 100% of our ownership in Exactech Medical Shangai for consideration payable of $1.6 million. As a result, we disposed of $2.7 million in assets and $1.6 million in liabilities. The consideration is recorded as current receivables in our consolidated balance sheets, and is expected to be paid by the end of 2017. We have entered into a distribution agreement with Double Medical Technology, Inc., pursuant to which they will distribute our products in China.
In June 2017, we loaned our independent distributor in South Korea $1.5 million and entered into a long-term note receivable. The loan is intended to assist this distributor with its business development and operating cash flows. The fair value of the note receivable is management's estimate based on the present value of estimated collectability scenarios.
Financing Activities - Financing activities used net cash of $6.5 million in the nine months ended September 30, 2017, as compared to $3.3 million in net cash provided for the nine months ended September 30, 2016. This decrease was primarily due to net repayments on our revolving line of credit of $6.0 million in the first nine months of 2017, as compared to an increase in borrowing from our revolving line of credit of $4.0 million during the first nine months of 2016. Proceeds from the exercise of stock options provided cash of $2.1 million during the nine months ended

September 30, 2017, as compared to $3.0 million during the nine months ended September 30, 2016, and we used the proceeds to fund general working capital.
Additionally, during the first nine months of 2017, we paid contingent consideration payments to the former shareholders of Blue Ortho and Exactech Australia of $1.4 million and $1.2 million, respectively. As of September 30, 2017 we had $6.1 million of contingent consideration liability in our unaudited condensed consolidated balance sheets, of which $2.6 million is classified in other current liabilities, due to our expected timing of earn-out payments. The remaining $3.5 million contingent liability is classified as other non-current liabilities.
Long-term Debt
In December 2015, we entered into a revolving credit line for a maximum aggregate principal amount of $150.0 million, referred to as the Credit Agreement, with JP Morgan Chase Bank, as Administrative Agent, JP Morgan Securities, as Lead Arranger and Lead Bookrunner, and Compass Bank as Syndication Agent. The Credit Agreement is composed of a revolving credit line in an aggregate principal amount of up to $150.0 million, a portion of which is a $5.0 million swingline facility and portion is a $5.0 million facility for the issuance of letters of credit. Interest on the outstanding balance under the Credit Agreement is based, at our election, on a base rate, a LIBOR Rate or an index rate, in each case plus an applicable margin. The Credit Agreement matures on December 16, 2020. The Credit Agreement contains financial covenants requiring that we maintain a leverage ratio of not greater than 3.00 to 1.00 and a fixed charge coverage ratio of not less than 1.50 to 1.00. As of September 30, 2017, we were in compliance with all financial covenants. For additional information regarding the Credit Agreement, please see note 6 – Debt, to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Other Commitments and Contingencies
At September 30, 2017, we had outstanding commitments for the purchase of inventory, raw materials and supplies of $14.5 million and outstanding commitments for the purchase of capital equipment of $7.5 million.

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
The table that follows provides information about our debt obligation that is sensitive to changes in interest rates. The table presents principal cash flow by expected maturity dates and weighted average interest rates for our debt obligations. We believe that the amounts presented approximate the financial instrument's fair market value as of September 30, 2017:

(in thousands, except percentages)	2017	2018	2019	2020	Thereafter	Total
Liabilities
Line of credit at variable interest rate	—	—	—	$14,000	—	$14,000
Weighted average interest rate	2.3%

Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates. The functional currency of substantially all of our international subsidiaries is their local currency. Transactions are translated into USD, and translation gains and losses are recognized in “Other comprehensive income (loss)”. Fluctuations in exchange rates affect our financial position and results of operations. The majority of our foreign currency exposure is to the EUR, GBP, JPY, and AUD. During the nine months ended September 30, 2017, translation gains were $0.1 million, which were primarily due to the strengthening of the EUR and AUD against the USD during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, translation gains were $2.4 million, which were primarily due to the strengthening of the JPY and the AUD, and offset partially by the weakening of the GBP, in each case against the USD . While we may experience translation gains and losses during the balance of the year ending December 31, 2017, these gains and losses are not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Foreign Currency Transactions – The USD is our primary currency, and transactions that are completed in a foreign currency are translated into USD and recorded in the financial statements. We recognized currency transaction gains of $1.7 million for the nine months ended September 30, 2017, due to the strengthening of the EUR and AUD as compared to the USD, and currency transaction gains of $1.1 million during the same period in 2016. We currently believe that our exchange rate risk exposure is not material to our operations.
Foreign Currency Options – During 2017, we entered into foreign currency forward contracts as economic hedges against exchange rate fluctuations of the USD against the EUR and the AUD. During the nine months ended September 30, 2017, we recognized losses of $0.5 million, related to these instruments. The recognized losses are recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.
During 2016, we entered into foreign currency forward contracts as economic hedges against the exchange rate fluctuations of the USD against the EUR, the GBP and the JPY. During the nine months ended September 30, 2016, we recognized losses of $0.4 million related to these instruments. The recognized losses were recorded in other income (expense) in the unaudited condensed consolidated statements of income related to the fair value of these currency options based upon dealers' quotes.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1. Legal Proceedings
There are various claims, lawsuits, and disputes with third parties and pending actions involving various allegations against us incident to the operation of our business, principally product liability cases. While we believe that the various claims are without merit, we are unable to predict the ultimate outcome of such litigation. We therefore maintain insurance, subject to self-insured retention limits, for all such claims, and establish accruals for product liability and other claims based upon our experience with similar past claims, advice of counsel and the best information reasonably available. At September 30, 2017 and December 31, 2016, we had $200,000 and $25,000 accrued, respectively, for product liability claims. These product liability claims are subject to various uncertainties, and it is possible that they may be resolved unfavorably to us. While it is not possible to predict with certainty the outcome of the various cases, it is the opinion of management that, upon ultimate resolution, the cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Our insurance policies covering product liability claims must be renewed annually. Although we have been able to obtain insurance coverage for product liability claims at a cost and on other terms and conditions that have been acceptable to us, we may not be able to procure acceptable policies in the future.
Item 1A. Risk Factors
Except as set forth in this Item 1A of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Risks Related to Our Pending Merger
Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain shareholder approval.
The obligation of the parties to consummate the Merger is subject to customary closing conditions, including, among other things, the approval of the Merger Agreement and the Merger by our shareholders at a special meeting of shareholders convened for such purpose (“Shareholder Approval”) and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon certain of the other party’s representations and warranties being true and correct, the other party having performed in all material respects its material obligations under the Merger Agreement and the other party having not suffered a material adverse effect. As a result of these conditions, we cannot assure you that the Merger will be completed, even if Shareholder Approval is obtained. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.
The Merger process could adversely affect our business, share price, reputation and results of operations.
Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with us following the Merger.
Uncertainty as to the our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, vendors, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger require substantial commitments of time and resources.
If the Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of $21,865,000 if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

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

Exactech, Inc.

Date:	November 8, 2017	By:	/s/ David Petty
David Petty
Chief Executive Officer (principal executive officer) and President

Date:	November 8, 2017	By:	/s/ Joel C. Phillips
Joel C. Phillips
EVP, Chief Financial Officer (principal financial officer and principal accounting officer) and
Treasurer